Form 10-K405
period 1997-12-31
HUNTSMAN PACKAGING CORP
filed 1998-03-30
CIK 1049442

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  ------------

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from            to
                                       ----------    ----------


                        Commission File Number 333-40067

                         HUNTSMAN PACKAGING CORPORATION
           (Exact Name of the Registrant as Specified in its Charter)


              Utah                                      87-0496065
-----------------------------------                 ------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

                                500 Huntsman Way
                           Salt Lake City, Utah 84108
                                 (801) 532-5200
          (Address of principal executive offices and telephone number)


        Securities registered pursuant to Section 12(b) of the Act: None


        Securities registered pursuant to section 12(g) of the Act: None


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


At March 23, 1998, there were 1,007,000 shares of Common Stock outstanding. As of such date, none of the outstanding shares of Common Stock were held by persons other than affiliates of the registrant, and there was no public market for the Common Stock.

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Huntsman Packaging Corporation ("Huntsman Packaging" or the "Company") was founded in 1992 and is one of the largest manufacturers of film and flexible packaging products in North America. The Company's product lines constitute two business segments, flexible packaging and foam products. The flexible packaging segment's product lines are comprised of (i) converter films, that are sold for additional fabrication and resale by other flexible packaging manufacturers for use in a wide range of consumer and industrial markets, (ii) barrier films, that contain and protect food and other products, (iii) printed products, that include printed rollstock, bags and sheets used to package products in the food and medical industries, (iv) stretch films, that are used for industrial unitizing and containerization, and (v) PVC films, that are used by supermarkets, institutions and homes to wrap meat, cheese and produce. The foam products segment includes meat trays, egg cartons and fast food containers. See "Products, Markets and Customers" below.

         The Company was originally formed to acquire Goodyear Tire & Rubber Company's Film Products Division. Since the Goodyear acquisition in 1992, the Company has focused on additional strategic acquisitions, technology and product developments, and manufacturing improvements to take advantage of current and projected market trends. The Company has successfully acquired and integrated eight additional film businesses. In 1996, the Company also acquired the stock of Huntsman Container Corporation International, and its European foam products business, as a contribution to capital from Huntsman Corporation. Each of these transactions was undertaken to complement existing product lines and to provide the Company with new technology, new products and access to new markets. The Company has brought new technology and new products to the marketplace, such as Winwrap and the patented G-Bond manufacturing process.(1) The Company also has sought to continuously improve its operating efficiency, and has a successful track record of improving capacity utilization, reducing overhead costs and increasing the profits of its acquired businesses.

         In September 1997, Huntsman Packaging was separated from Huntsman Corporation (the "Split-Off"). As a result of the Split-Off, the common stock of Huntsman Packaging was transfered from Huntsman Corporation to Jon M. Huntsman and the Christena Karen H. Durham Trust, and also in connection with Split-Off, Richard P. Durham purchased shares of Common Stock. All the owners of the Common Stock are affiliates of the Company. See Item 12. "Security Ownership of Certain Beneficial Owners and Management."

SIGNIFICANT DEVELOPMENTS

         CT Film Purchase

         On August 27, 1997, an indirect subsidiary of Huntsman Corporation was merged into Rexene Corporation. The surviving corporation was renamed Huntsman Polymers Corporation. On September 30, 1997, the Company acquired the assets (the "CT Film Purchase") of Huntsman Polymers Corporation's CT Film Division, including the stock of Rexene Corporation Limited (collectively, "CT Film"), for $70 million in cash.

         Management believes the CT Film Purchase strengthened the Company's position in the film and flexible packaging industry by enhancing its existing product lines and provided new growth opportunities. For example, the CT Film Purchase provided the Company with access to the medical, personal care and agricultural film markets and with new customers, including Becton-Dickinson, Kimberly-Clark and Johnson & Johnson. Moreover, in connection with the CT Film Purchase, the Company is also realizing cost savings from (i) reduced raw material costs, (ii) the elimination of duplicative management and operating personnel and (iii) the consolidation of less efficient facilities. Management believes that CT Film's strategic plant locations, modern manufacturing equipment and available capacity can be used to relocate manufacturing to more efficient facilities that are located closer to


---------------

(1) "G Bond" and "Winwrap" are trademarks of the Company. All other trademarks, service marks or trade names referred to in this report are the property of their respective owners.

customers (thereby reducing transportation costs and increasing logistical flexibility in product delivery), to reduce production lead times and capital expenditures and to increase manufacturing efficiencies.

         Exchange Offer

         On March 2, 1998, Huntsman Packaging commenced an exchange offer (the "Exchange Offer") pursuant to which it is offering to exchange up to $125,000,000 aggregate principal amount of its 9 1/8% Senior Subordinated Notes due 2007 (the "New Notes"), which have been registered under the Securities Act of 1933, as amended (the "Securities Act"), for a like principal amount of its issued and outstanding 9 1/8% Senior Subordinated Notes due 2007 (the "Old Notes" and, together with the New Notes, the "Notes"). The terms of the New Notes are identical to the terms of the Old Notes, except for certain transfer restrictions and registration rights relating to the Old Notes. The Notes are fully and unconditionally guaranteed on an unsecured senior subordinated basis by certain of Huntsman Packaging's subsidiaries (collectively, the "Guarantors").

         Upon the effectiveness of the registration statement relating to the Exchange Offer, Huntsman Packaging became subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Further, in the event that at any time in the future Huntsman Packaging is not subject to the reporting requirements of the Exchange Act, Huntsman Packaging, for so long as any Notes are outstanding, will continue to file with the Securities and Exchange Commission and provide holders of the Notes with such information, documents and other reports specified in Sections 13 and 15(d) of the Exchange Act as it would have been required to file had it been subject to such reporting requirements.

         Possible Sale of Foam Products Business

         The Company has engaged J.P. Morgan to represent it in soliciting bids for a possible sale of its foam products business located in Europe.
Potential purchasers have conducted preliminary due diligence, and "second round" bids were received February 16, 1998. If the Company ultimately accepts one of the bids and determines to sell the foam products business, it is contemplated that such a transaction would be concluded in the second quarter of 1998. There can be no assurance that the Company will ultimately accept any of the bids or any offer for the sale of the foam products business, that the Company will ultimately be successful in negotiating any such sale, or that the foam products business will ultimately be sold.

INDUSTRY OVERVIEW

         Flexible packaging and film products are thin, pliable bags, pouches, labels and films for food and for non-food consumer and industrial goods. These products are generally made from single or multi-layer laminates of various combinations of plastics, paper, film and foil. Flexible packaging containers protect their contents and are also cost-effective, space-saving, lightweight, tamper-evident, convenient and often recyclable.

         There are approximately 650 flexible packaging companies in the United States with over 950 plants, predominately concentrated in the Midwest.(2) These companies have approximately $16 billion in industry sales. The flexible packaging industry has experienced record levels of consolidation recently. In addition to the high level of merger and acquisition activity, companies in the industry are participating in more joint ventures, partnerships, expansions and technology sharing agreements. Large consumers of flexible packaging materials are driving market consolidation by using fewer suppliers in order to increase buying efficiencies and reduce administrative costs.

         The markets for flexible packaging include food packaging, medical and pharmaceutical applications, household goods, garden supplies, pet food, cosmetics, retail merchandise, and agricultural, industrial and institutional applications. End users of flexible packaging increasingly seek better performing and less expensive packaging alternatives to meet changing customer needs. For example, in consumer markets, convenience and


-------------

(2) Unless otherwise indicated, all industry, market share and growth data contained in this report are presented for North America and are based on 1995 and 1996 revenues.

health consciousness are driving demand for low-fat foods, such as ready-to-eat fresh salads and produce, which require sophisticated packaging solutions to maintain freshness, increase shelf life and provide resealability.

         There is also a general industry trend to replace rigid containers (paperboard, glass, metals and rigid plastic) with lower-cost and lighter-weight flexible packaging. In consumer markets, stand-up pouches are replacing boxes, jars or cans. In industrial markets, stretch and shrink films are being used to unitize cans, boxes and loads for transport and are replacing traditional forms of packaging, such as steel strapping, corrugated paper boxes and taping.

         As end users continue to replace rigid packaging with flexible packaging, consumers are demanding thinner, stronger and clearer packaging products. In response, resin manufacturers have introduced new resin technologies, such as metallocene resins, which enhance different physical properties of the film. As demand for improved product offerings continues, management anticipates that product lines and manufacturing equipment will change rapidly.

PRODUCTS, MARKETS AND CUSTOMERS

         Huntsman Packaging is one of the largest manufacturers of film and flexible packaging products in North America, and the Company offers one of the most diverse product lines in the industry. The Company currently has over 2,000 customers, including General Mills, Kraft/General Foods, Campbell Soup, Albertson's, Safeway, American Stores, Tyson Foods, Interstate Bakeries (Wonder Bread), Becton-Dickinson, Kimberly-Clark, 3M and Johnson & Johnson. With the addition of CT Film, the Company has a manufacturing capacity of nearly 800 million pounds of polyethylene and PVC films. For the year ended December 31, 1997, the Company, on a pro forma basis after giving effect to the CT Film Purchase, would have had net sales of $614.6 million.

         The Company's product lines constitute two business segments, flexible packaging (operated principally in the United States and Europe) and foam products (operated exclusively in Europe). For the year ended December 31, 1997, approximately 91% of the Company's sales were derived from flexible packaging and approximately 9% were derived from foam products. Additional information regarding the Company's foreign and domestic operations and operations in different business segments appears in Note 12 of the Notes to the Company's Consolidated Financial Statements. The Company's product lines are further described below.

Flexible Packaging:

     Converter Films

         Converter films are single-and multi-layer extruded polyethylene films that are sold to converters and laminators for final processing into consumer products such as bags, pouches and printed products. Converter films may also be laminated to another film or to paper or foil to give each layer a specific performance characteristic, such as moisture, oxygen or odor barriers or light protection. Single-layer films are a blend of resins that provide desired sealant characteristics for specific packaging applications. Three and five-layer coextrusions produce films with distinct layers joined together to form what appears to be a single-layer film. Each layer and each resin in each layer provides a specific characteristic--a barrier, an adhesive, a seal or a gloss. Because converter films are sold for their sealability or barrier characteristics, they must meet stringent performance specifications including gauge control, layer thickness, sealability and web width accuracy. The Company continues to introduce new product offerings to respond to industry trends and to meet customer needs. The Company has the number one market position in converter films, with market share of approximately 23%.

     Barrier Films

         Barrier films are polyethylene films that are sold to food processors and other end users. These films provide specific types of barrier protection against moisture, oxygen, light or gases and are puncture resistant. Barrier films produced by the Company are sold in the following product segments: (i) cookie, cracker and cereal box liners, (ii) medical packaging and personal care films, (iii) shrink film, and (iv) agricultural film.

         Cookie, Cracker and Cereal Box Liner Film Market

         The Company sells coextruded barrier films that are manufactured into box liners for packaging cookies, crackers, cereals and other dry goods. The Company is a leading supplier of these films, with a 19% market share. The Company's advanced coextrusion technology has allowed it to gain market share and introduce new products in this segment.

         Medical and Personal Care Film Market

         With the consummation of the CT Film Purchase, the Company increased its presence in the medical film market and entered the personal care market, which includes medical supply packaging and surgical drapes and gowns. The Company also produces films for use in infant care, adult incontinence and feminine hygiene products for the personal care market.

         Shrink Film Market

         Polyethylene shrink films, so-called because of their ability to shrink or contract around a product when heated, are used in many applications, including unitizing consumer products and protecting industrial items during storage and shipment. The Company participates primarily in the industrial segment of the shrink film market. The Company has recently developed a technologically-advanced shrink film that enables end users to downgauge from their current products and offers greater strength and puncture resistance than ordinary shrink film.

         Agricultural Film Market

         The agricultural film market segment is generally divided into five categories: mulch film, greenhouse film, fumigation/sterilization film, water and soil conservation film and crop storage film. With the consummation of the CT Film Purchase, the Company now produces mulch films and greenhouse films.

     Printed Products

         The Company's printed products are manufactured and sold in two formats: roll stock and bags. Printed roll stock is sold to fresh and frozen food processors, who use their own packaging equipment to fabricate pouches and bags for their products. Printed bags are sold to fresh and frozen food processors, bakeries, textile manufacturers and other dry goods processors.

         The Company is the number one supplier of film used in the frozen food segment, with a 31% market share. The Company is also the second largest producer in the bakery market, with a 20% share. The Company supplies approximately one-fifth of the five billion bread bags manufactured in North America each year. The Company is also the number one supplier of non-household zipper bags in North America.

     Stretch Films

         Stretch films, used primarily to bundle products and wrap pallets, are made of a blend or coextrusion of linear low density polyethylene, low density polyethylene, metallocene and other specialty resins. Currently, approximately one-half of all loads shipped in North America are unitized with stretch film. Management expects additional growth as stretch films continue to replace less economical and less environmentally-acceptable packaging alternatives, such as steel strapping. The Company is the fourth largest producer of stretch films in North America, with approximately an 11% market share. Huntsman Packaging sells stretch film primarily to distributors for resale to end users. The Company distributes its films through all of the major national distributors.

     PVC Films

         PVC films are used by supermarkets, institutions and homes to wrap meat, cheese and produce. Management estimates that the Company has the number two market position in North America, the number one position in Australia and the number three position in Western Europe in PVC films. In North America, PVC film is sold to distributors, supermarket chains and converters. Approximately 58% of the Company's PVC film is sold through distributors, 26% is sold directly to supermarket chains, and 16% is sold to converters.

Foam Products:

         The Company's polystyrene foam products include, primarily, meat trays, egg cartons and fast food containers, which it produces in the United Kingdom and France. Management estimates that the Company is the largest producer of egg cartons in France, with a 26% market share, and the third largest producer of all polystyrene foam food packaging products in Western Europe, with an 11% market share. Approximately 45% of the Company's sales in the foam market are through distributors to supermarkets, fast food chains and food processors. The remainder of the Company's sales are directly to end users.

         The Company has solicited bids for a possible sale of its foam products business. There can be no assurance, however, that the Company will ultimately accept a bid or any offer for the sale of the foam products business, that the Company will ultimately be successful in negotiating any such sale, or that the foam products business will ultimately be sold. See Item 1- "Business--Significant Developments."

COMPETITION

         The markets in which the Company operates are highly competitive on the basis of price, service, quality and innovation of product structures. The film and flexible packaging industry includes several hundred companies. Small and medium-sized manufacturers, who compete primarily in regional markets, predominate, with relatively few large, national manufacturers. Available trade and industry information indicates that the ten largest flexible packaging companies accounted for approximately 40% of the total industry sales in 1997. Other sales leaders in this industry include Bemis, American National Can, Printpack, Cryovac (a division of W.R. Grace), Tenneco, AEP and Exxon. Some of the Company's competitors are substantially larger, more diversified and have greater financial, personnel and marketing resources than the Company and therefore may have certain competitive advantages over the Company. The Company believes its competitive strengths include its manufacturing capabilities, its competitive market position in each of its major product lines, its experienced management team and its low cost production capabilities. For information with respect to the Company's market position in each of its product lines, see Item 1- "Business--Products, Markets and Customers" above.

SALES AND MARKETING

         Nine sales professionals, located in eight cities, serve the Company's national accounts, and approximately 70 additional professionals are responsible for selling the Company's products. The Company's major national accounts are serviced by national account salespeople who are qualified to sell the entire range of the Company's products. In addition, since each of the Company's product lines have different characteristics and properties, and generally are sold and distributed in different ways, the Company has sales, marketing and technical support personnel dedicated specifically to each product. The Company's products are sold directly to end users, to distributors and through brokers.

RESEARCH AND DEVELOPMENT

         Huntsman Packaging spent $2.0 million, $2.1 million and $2.5 million on research and development for its product lines in 1995, 1996 and 1997 respectively. CT Film spent $3.7 million, $2.7 million and $1.4 million on research and development in 1995, 1996 and 1997, respectively. On a pro forma basis, Huntsman Packaging and CT Film spent 0.6% of net sales in 1997 for research and development. Huntsman Packaging conducts its research and development at facilities in Akron, Ohio and Chippewa Falls, Wisconsin. Both facilities have extensive physical property and analytical test equipment and both blown and cast extrusion pilot line equipment.

INTELLECTUAL PROPERTY RIGHTS

         Proprietary protection of Huntsman Packaging's processes, apparatuses, and other technology and inventions is important to its business. Huntsman Packaging owns approximately 25 unexpired U.S. patents. Approximately seven patent applications, of which one is a provisional application, are currently pending at the United States Patent and Trademark Office, and approximately 17 foreign patents have either been issued or are pending. While a presumption of validity exists with respect to issued U.S. patents, Huntsman Packaging cannot assure that any of its patents will not be challenged, invalidated, circumvented or rendered unenforceable. Furthermore, Huntsman Packaging cannot assure the issuance of any pending patent application, or that if patents are issued, that such patents will provide meaningful protection against competitors or against competitive technologies.

         Huntsman Packaging also relies on unpatented proprietary know-how, continuing technological innovation and other trade secrets to develop and maintain its competitive position. Huntsman Packaging has entered into a number of confidentiality agreements which are designed to protect its trade secrets and proprietary know-how. There can be no assurance, however, that such agreements will not be breached, that they will provide meaningful protection for Huntsman Packaging's trade secrets or proprietary know-how, or that adequate remedies will be available in the event of an unauthorized use or disclosure of such trade secrets and know-how. In addition, there can be no assurance that others will not obtain knowledge of such trade secrets through independent development or other access by legal means.

         In addition to its own patents, proprietary trade secrets and know-how, Huntsman Packaging is a party to certain licensing arrangements and other agreements authorizing Huntsman Packaging to use certain trade secrets, know-how and related technology and/or operate within the scope of certain patents owned by other entities. Huntsman Packaging also has licensed or sub-licensed certain intellectual property rights to third parties.

         Huntsman Packaging has associated brand names with a number of its products, and owns approximately 35 U.S. trademark registrations, one application for registration currently pending at the United States Patent and Trademark Office, and approximately 170 foreign counterparts, including both registrations and applications for registration. However, there can be no assurance that Huntsman Packaging's trademark registrations will provide meaningful protection against the use of similar trademarks by competitors, or that the value of Huntsman Packaging's trademarks will not be diluted.

RAW MATERIALS

         Polyethylene resin, PVC resin and polystyrene resin constitute the primary raw materials used to manufacture all of the Company's products, with polyethylene resin being the single largest raw material purchased by the Company. In 1997, these three resins comprised approximately 80% of total raw material costs and such costs constituted approximately 43% of the Company's net sales. The prices of raw materials are a function of, among other things, manufacturing capacity, demand, and the price of crude oil and natural gas feedstocks.

         The Company's major suppliers of polyethylene resin are Dow Chemical, Exxon, Chevron and Huntsman Polymers. Its major suppliers of PVC resin are Geon and BASF. Its major supplier of polystyrene resin is Huntsman Chemical Corporation.

MANUFACTURING

         Huntsman Packaging manufactures its film products using both the blown and cast extrusion processes. In each process, thermoplastic resin pellets are combined with other resins, plasticizers, or modifiers in a controlled high temperature and pressurized process to create films with specific performance characteristics. These two basic film manufacturing processes produce uniquely different performance characteristics. Cast films are generally clearer, softer, and more uniform in thickness. Blown films offer enhanced physical properties, such as increased tear and puncture strength and barrier protection.

         In the cast film process, the molten resin mixture is extruded through a horizontal die onto a polished chill roll, where the film is cooled quickly. As the film comes off the end of the chill roll, it is wound onto rolls. Blown film is produced by extruding the molten resin mixture through a circular die and chilled air ring to form a bubble as large as 55 feet high and 25 feet in diameter. The bubble is then collapsed, cut and wound onto rolls.

EMPLOYEES

         As of December 31, 1997, Huntsman Packaging employed approximately 2,250 persons. Approximately 21% of Huntsman Packaging's employees work outside the United States. Huntsman Packaging has approximately 540 employees located in the United States and 310 employees internationally who are subject to collective bargaining agreements which expire from September 1998 to February 2001. Management believes its relationships with employees are good. There have been no strikes or work stoppages.

ENVIRONMENTAL MATTERS

         Huntsman Packaging is subject to certain environmental laws, including those described below. Huntsman Packaging's operating budgets include costs and expenses associated with complying with such laws, including the acquisition, maintenance and repair of pollution control equipment. Additional costs and expenses may also be incurred to meet new requirements under Environmental Laws, as well as in connection with the investigation and remediation of threatened or actual pollution. In many instances, the ultimate costs under Environmental Laws and the time period during which such costs are likely to be incurred are difficult to predict.

         Under certain Environmental Laws, the Company may be jointly and severally liable for the cost of remediation of environmental contamination on-site and at certain off-site locations at which the Company disposed of or arranged for the disposal or treatment of hazardous substances. Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and similar state statutes, an owner or operator of real property may be liable for the costs of removal or remediation of certain hazardous substances on or under the property, regardless of whether the owner or operator owned or operated the real property at the time of the release of the hazardous substances and regardless of whether the release or disposal was in compliance with law at the time it occurred. To date, Huntsman Packaging is not aware that any claims under CERCLA or similar state statutes are pending against it.

         Under the Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), and similar state statutes, companies that hold permits to treat or store hazardous waste can be required to remediate contamination from solid waste management units at a facility, regardless of when the contamination occurred. The Company's plants generate only small, incidental volumes of hazardous waste or larger volumes stored less than 90 days, and such quantities do not require RCRA permits to be held at the individual facilities. Such waste, when generated, is disposed of at fully-permitted, off-site facilities or is recycled in fully-permitted recovery facilities.

         At the Deerfield, Massachusetts plant, an underground storage tank ("UST") used to store fuel oil was closed in place prior to acquiring the facility in October 1996. Two tanks below the size regulated by the Commonwealth of Massachusetts remain in service, as well as one active 1,000 gallon fuel oil tank and one 500 gallon tank, which serves as a spill containment vessel for the process. The spill containment tank has never contained any material. No indication of soil or groundwater contamination from these vessels has been detected.

         There are currently four 4,000 gallon USTs for n-propyl alcohol at the Rochester, New York plant. These tanks are double-walled steel with an epoxy coating, and they are monitored on a regular basis. Proper notifications relative to the installation of the tanks have been provided to state and local authorities. Fourteen additional USTs were removed from the Rochester site between 1987 and 1992. For those tanks from which leakage was discovered, appropriate remedial measures were taken to address soil and groundwater contamination.

         At the Dalton, Georgia facility, two underground tanks that were installed by a previous owner were discovered when a release to the soil was detected. The release was reported to the State of Georgia Department of Natural Resources in October 1990 by CT Film. Investigation revealed limited levels of soil and groundwater contamination. A risk-based remediation plan, which requires no further action, has been proposed to the State and the Company is conducting on-going ground water sampling. The Company has accrued $125,000 in its December 31, 1997 balance sheet for remediation should the State of Georgia decide remediation is necessary. At this time, Huntsman Packaging does not believe that this contamination constitutes a material issue.

         Huntsman Packaging's operations are also subject to regulation under the Clean Air Act and the Clean Water Act, as well as under similar state statutes. Under such statutes, Huntsman Packaging may also incur costs for capital improvements and other requirements, including requirements under the Clean Air Act that are scheduled to take effect in the future. The facilities at Rochester, New York and Seattle, Washington have the potential to emit air pollutants in quantities that require them to obtain a Title V permit under the Clean Air Act Amendments of 1990 and the implementing state regulations. Both facilities have timely filed Title V applications under their respective state programs and receipt of permits is expected. Some capital costs for additional air pollution controls or monitors may be required at both sites, however, such expenditures are not expected to be materially adverse to the business. Several facilities may be required to obtain stormwater permits under the Clean Water Act and implementing regulations. Expenditures are not expected to exceed $20,000 to obtain and comply with all such permits. Additional costs could be incurred if additional regulations are promulgated under the Clean Air and Clean Water Acts and similar state statutes or under other Environmental Laws.

         In conjunction with the sale of a plant site in 1992, the Company agreed to indemnify environmental losses of up to $5 million which may have been created at the plant site between January 1, 1988 and May 18, 1992. This indemnity expires on May 8, 2002 and reduces ten percent each year beginning May 12, 1997. The Company believes that the ultimate liability, if any, from this indemnification will not be material.

         Huntsman Packaging's costs and operating expenses relating to environmental matters totaled approximately $200,000 in each of 1995, 1996 and 1997. This amount is expected to be sufficient to cover, among other things, Huntsman Packaging's routine measures to prevent, contain and clean up spills of materials that occur in the ordinary course of business. Huntsman Packaging's estimated capital expenditures for environmental matters are expected to be approximately $725,000 in 1998 and approximately $175,000 in 1999. Capital expenditures and, to a lesser extent, costs and operating expenses relating to environmental matters, will be subject to evolving regulatory requirements and will depend on the timing and promulgation of specific standards which impose requirements on Huntsman Packaging's operations.

         Rexene Corporation's operating expenses for environmental remediation, compliance and waste disposal for the CT Film division were approximately $250,000 in 1997, $345,000 in 1996 and $127,000 in 1995. In 1996, Rexene
Corporation spent approximately $124,000 on environmental capital expenditures for CT Film. Rexene Corporation did not incur any environmental capital expenditures for CT Film in 1995. For the foreseeable future, Huntsman Packaging expects to incur approximately $50,000 per year in capital spending to address the requirements of Environmental Laws for CT Film.

ITEM 2.  PROPERTIES

         The principal executive offices of Huntsman Packaging are located at 500 Huntsman Way, Salt Lake City, Utah 84108, and are leased from Huntsman Headquarters Corporation, an indirect wholly-owned subsidiary of Huntsman Corporation.

         The following is a list of the Company's owned or leased properties where manufacturing and research and development are located. In addition, the Company leases sales offices and warehouse space in 30 locations spread over 14 states and 4 foreign countries. Unless otherwise indicated, the property is owned.

 LOCATION                        FACILITY                                      SQ. FOOTAGE
 --------                        --------                                      -----------
Birmingham, Alabama              Manufacturing                                 120,000 sq. ft.
Bloomington, Indiana             Manufacturing*                                21,500 sq. ft.
Calhoun, Georgia                 Manufacturing                                 39,000 sq. ft.
Carrollton, Ohio(1)              Manufacturing**                               63,000 sq. ft. owned
                                                                               12,000 sq. ft. leased
Danville, Kentucky               Manufacturing                                 180,000 sq. ft.
Deerfield, Massachusetts         Manufacturing                                 140,000 sq. ft.
Guegon, France(2)                Manufacturing and warehouse                   45,000 sq. ft.
Langley, British Columbia        Manufacturing*                                90,000 sq. ft.
Lewisburg, Tennessee             Manufacturing                                 42,000 sq. ft.
Merced, California               Manufacturing                                 37,500 sq. ft.
Odon, Indiana                    Manufacturing*                                20,000 sq. ft.
Olympia, Washington              Manufacturing*                                67,000 sq. ft.
Philippsburg, Germany            Manufacturing                                 38,000 sq. ft.
Melbourne, Australia             Manufacturing*                                40,000 sq. ft.
Rochester, New York              Manufacturing                                 327,000 sq. ft.
Seattle, Washington              Manufacturing                                 110,000 sq. ft.
Skelmersdale, U.K.(2)            Manufacturing and warehouse*                  291,000 sq. ft.
Toronto, Canada                  Manufacturing                                 106,000 sq. ft.
Uniontown, Ohio                  Research and development*
Chippewa Falls, Wisconsin        Manufacturing; Research and development       40,400 sq. ft.
Clearfield, Utah                 Manufacturing*                                41,000 sq. ft.
Dalton, Georgia                  Manufacturing                                 52,000 sq. ft.
Harrington, Delaware             Manufacturing                                 42,200 sq. ft.
Scunthorpe, U.K.(3)              Manufacturing                                 32,000 sq. ft.

-------------

*      Leased

**     Partially owned and partially leased

(1) In December 1997, the Company announced its plan to close the Carrollton, Ohio facility and relocate most of the equipment to other of the Company's facilities. The Company expects to complete the Carrollton, Ohio plant closing in the first half of 1998.

(2) The Company is soliciting bids for a possible sale of its foam products manufacturing facilities located at Guegon, France and Skelmersdale, U.K. See Item 1-"Business--Significant Developments".

(3) The Company has announced that it will either sell or close the Scunthorpe, U.K. facility prior to the end of 1998.

ITEM 3.  LEGAL PROCEEDINGS

         Huntsman Packaging is involved in litigation from time to time in the ordinary course of its business. In management's opinion, none of such litigation is material to Huntsman Packaging's financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

         By unanimous written consent of the Company's shareholders, effective October 1, 1997, the Company's shareholders approved amended and restated Bylaws, which, among other things, provide that the shareholders of the Company may take any action which may be taken at any annual or special meeting of shareholders without a meeting and without prior notice if one or more consents in writing, setting forth the action so taken, are signed by the holders of outstanding shares having not less than the minimum number of votes necessary to authorize or take the action at a meeting at which all shares entitled to vote thereon were present and voted.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

         At March 23, 1998, Huntsman Packaging had 1,000,001 shares of its Class A Common Stock outstanding and 6,999 shares of its Class B Common Stock outstanding (the Class A Common Stock and the Class B Common Stock are herein collectively referred to as the "Common Stock"). At March 23, 1998, there were three holders of record of the Common Stock. There is no established trading market for the Company's Common Stock.

         The Company has not declared or paid any cash dividends on its capital stock during the last two years and does not anticipate paying any cash dividends in the foreseeable future. The indenture governing the Company's outstanding debt securities contains certain restrictions on the payment of cash dividends with respect to the Company's Common Stock, and the Company's bank credit facility also restricts such payments.

         In connection with the Split-Off, Huntsman Packaging issued 7,000 shares of its common stock to Richard P. Durham, President and Chief Executive Officer and a director of Huntsman Packaging, in exchange for a $700,000 note receivable. Such note bears interest at 7% per annum and is payable over approximately 51 months. The issuance of the common stock to Mr. Durham did not involve a public offering or sale of securities and was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof. No underwriters, brokers or finders were involved in this transaction.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data have been summarized from the Company's consolidated financial statements and are qualified in their entirety by reference to, and should be read in conjunction with, such consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," under Item 7 below.

                             SELECTED FINANCIAL DATA


                                                                    Year ended December 31,
                                                 -------------------------------------------------------------
                                                  1993         1994         1995         1996            1997
                                                 ------       ------       ------       ------          ------
                                                                    (dollars in millions)
STATEMENT OF OPERATIONS:
    Sales--net                                   $236.3       $294.7       $325.0       $339.1          $491.1
    Cost of sales                                 195.2        242.4        273.5        288.9           424.8
                                                 ------       ------       ------       ------          ------
        Gross profit                               41.1         52.3         51.5         50.2            66.3
    Total operating expenses                       31.1         37.1         36.5         42.2            49.2
                                                 ------       ------       ------       ------          ------
        Operating income                           10.0         15.2         15.0          8.0            17.1
    Interest expense--net                          (6.5)        (7.5)        (8.7)       (11.6)          (16.4)
    Other income (expense)--net                     0.5         (0.3)        (2.3)        (3.8)            0.5
                                                 ------       ------       ------       ------          ------
    Income (loss) before income taxes and
        extraordinary item                          4.0          7.4          4.0         (7.4)            1.2
    Income tax expense (benefit)                    1.4          3.0          1.7         (4.2)            0.8
                                                 ------       ------       ------       ------          ------
    Income (loss) before extraordinary item        (2.6)         4.4          2.3         (3.2)            0.4
    Extraordinary item                               --           --           --         (1.3)(1)          --
                                                 ------       ------       ------       ------          ------
    Net income (loss)                            $  2.6       $  4.4       $  2.3       $ (4.5)         $  0.4
                                                 ======       ======       ======       ======          ======
OTHER FINANCIAL DATA:
    Depreciation and amortization                $  9.0       $  9.5       $ 11.6       $ 14.0          $ 16.4
    EBITDA(2)                                      19.5         24.4         24.3         18.2(3)         34.0(4)
    Cash flows from operating activities           18.9          1.0         12.8         20.1            28.6
    Cash flows from investing activities          (42.8)        (8.2)       (20.5)       (88.9)          (87.2)
    Cash flows from financing activities            4.5          9.9          6.7         68.6            63.2
    Capital expenditures                            7.2          8.4         19.5         12.8            17.9
BALANCE SHEET DATA (AT PERIOD END):
    Working capital                              $ 34.1       $ 46.8       $ 54.8       $ 74.6          $ 94.1
    Total assets                                  181.3        196.1        231.7        329.1           409.6
    Long-term debt                                 78.1         88.7        103.0        187.2           250.5
    Total liabilities                             123.6        136.1        160.7        262.1           346.6
    Stockholders' equity                           57.7         60.0         71.0         67.0            63.0

-----------------

(1) In 1996, the Company refinanced most of its long-term debt and recorded an extraordinary item for the write-off of previously deferred loan costs. See
     Note 5 of the Notes to Huntsman Packaging's Consolidated Financial Statements contained herein for further information.

(2) EBITDA is defined as net income before interest expense, taxes, depreciation and amortization and extraordinary items. Huntsman Packaging's management believes EBITDA information enhances an investor's understanding of a company's ability to satisfy principal and interest obligations with respect to its indebtedness and to utilize cash for other purposes. However, there may be contractual, legal, economic or other reasons which may prevent the Company from satisfying its principal and interest obligations with respect to its indebtedness and may require the Company to allocate funds for other purposes. EBITDA does not represent and should not be considered as an alternative to net income or cash flows from operations as determined by GAAP and may not be comparable to other similarly titled measures of other companies.

(3) Includes aggregate nonrecurring charges of $12.1 million resulting from the closing of certain facilities in the year ended December 31, 1996. Had these facilities been closed on January 1, 1996, the Company estimates overhead savings of $2.9 million would have been realized in the year ended December 31, 1996.

(4) Includes aggregate nonrecurring charges of $9.3 million resulting from the closing of a certain facility in the year ended December 31, 1997. Had this facility been closed January 1, 1997, the Company estimates overhead savings of $3.0 million would have been realized in the year ended December 31, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The purpose of this section is to discuss and analyze the Company's consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with the consolidated financial statements and related notes which appear elsewhere in this Annual Report on Form 10-K.

GENERAL

         Huntsman Packaging derives its revenue, earnings and cash flow from the sale of film and flexible packaging products to customers located throughout the world. Huntsman Packaging manufactures these products at its facilities located in North America, Europe and Australia. Huntsman Packaging's sales have grown primarily as a result of the growth in the market for film and flexible packaging products, acquisitions over the past several years and production increases at acquired facilities. Since 1992, Huntsman Packaging has completed eight acquisitions, including acquisitions in 1996 of Deerfield Plastics Company, Inc. (the "Deerfield Acquisition") and United Films Corporation (the "United Films Acquisition") and in 1997 of CT Film, and in 1996 Huntsman Packaging received a capital contribution from Huntsman Corporation of the capital stock of Huntsman Container Corporation International, which indirectly owns certain foam packaging operations in Europe (such operations are hereinafter referred to as "European Foam"). During the past several years, Huntsman Packaging's net sales have increased significantly from year to year, primarily as a result of the aforementioned acquisitions and capital contribution.

RESULTS OF OPERATIONS

         The following table indicates net sales and expenses, and such amounts as a percentage of net sales, for the years ended December 31, 1995, 1996 and 1997.

                                                   Year Ended December 31,
                               ------------------------------------------------------------------
                                      1995                   1996                     1997
                               -----------------       -----------------       ------------------
                                           % of                    % of                     % of
                                  $        Sales          $        Sales         $          Sales
                               ------      -----       ------      -----       ------       -----
                              (dollars in millions)
Sales--net                     $325.0       100%       $339.1       100%       $491.1       100%
Cost of sales                   273.5        84%        288.9        85%        424.8        86%
                               ------       ---        ------       ---        ------       ---
Gross profit                     51.5        16%         50.2        15%         66.3        14%
Total operating expenses         36.5        11%         42.2        12%         49.2        10%
                               ------       ---        ------       ---        ------       ---
Operating income               $ 15.0         5%       $  8.0         3%       $ 17.1         4%
                               ======       ===        ======       ===        ======       ===



YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Net Sales

         Net sales increased by $152.0 million, or 44.8%, in 1997 to $491.1 million from $339.1 million in 1996. The increase was primarily due to the acquisition of CT Film in September 1997 and a full year's results from the 1996 Deerfield and United Films acquisitions. All of these operations became part of the Company's flexible packaging segment. These acquisitions increased sales by $158.0 million in 1997. Excluding the effect of these acquisitions, flexible packaging sales decreased approximately $6.0 million in 1997, primarily due to approximately 5% lower sales volumes in the North America PVC product line and unfavorable Australian and European currency translation rates. Foam products sales were virtually unchanged in 1997.

         The Company's average sales prices generally follow the movement in resin prices, as resins are the primary component of the Company's raw material costs. As compared to 1995 and 1996, average resin prices were relatively stable in 1997. As a result, changes in average sales prices were due to factors other than changes in resin prices.

     Gross Profit

         Gross profit increased by $16.1 million, or 32.1%, in 1997 to $66.3 million from $50.2 million in 1996. The CT Film, Deerfield and United Films acquisitions discussed above increased gross profit by approximately $22.0 million in 1997. Gross profit in the foam products segment improved slightly, $0.1 million, due to improved manufacturing efficiencies resulting from capital additions made in 1996 and 1997. These increases were offset by decreased gross profit of approximately $6.0 million in the flexible packaging segment due primarily to decreased margins in the Company's polyethylene film product lines. In the stretch film business, gross profit decreased by approximately $3.0 million in 1997, due to continuing general pricing pressure as a result of excess supply of stretch film. The remaining gross profit decrease was due primarily to reduced North American PVC product line sales volume and unfavorable Australian and European currency translation rates.

     Total Operating Expenses

         Total operating expenses for 1997 (including research and development expenses) increased by $7.0 million, or 16.6%, to $49.2 million from $42.2 million in 1996. All of this increase was attributable to the flexible packaging segment. Additional operating expenses of $8.6 million associated with the Deerfield, United Films and CT Film acquisitions were incurred in 1997. This increase was partially offset by $1.6 million in reduced plant closing costs compared with 1996.

         In 1997, the Company recognized a non-recurring plant closing charge of $9.3 million. As with the 1996 acquisitions of Deerfield and United Films, the acquisition of CT Film in 1997 provided the Company with relatively new, efficient manufacturing equipment with significant available capacity. The Company decided to consolidate the Carrollton, Ohio facility (purchased in 1992) and relocate most of the Carrollton equipment to the newly acquired CT Film facilities and other facilities acquired in 1996. The non-recurring $9.3 million charge includes $4.2 million for the write-off of assets not relocated, $3.3 million for the write-off of goodwill associated with the acquisition of the Carrollton facility and $1.8 million for work force reductions and other costs. See Note 3 of the Notes to the Company's Consolidated Financial Statements.

     Operating Income

         Operating income increased by $9.1 million, or 113.8%, to $17.1 million from $8.0 million due to the factors discussed above.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Net Sales

         Net sales increased by $14.1 million, or 4.3%, in 1996 to $339.1 million from $325.0 million in 1995, primarily due to the acquisitions of Deerfield and United Films in 1996. These acquisitions increased sales by $24.9 million in 1996. In addition, an approximate 9.0% sales volume increase in North American polyethylene film sales in the flexible packaging segment increased net sales approximately $15.0 million in 1996. These increases were offset by decreases in average sales prices in North America in the flexible packaging segment as a result of decreases in the average market price of polyethylene and PVC resins from 1995 to 1996. These decreases in average sales prices resulted in decreased sales of approximately $27.5 million in 1996 as compared to 1995. Polyethylene resin prices dropped significantly towards the end of 1995 and increased steadily during 1996. Notwithstanding the upward trend in polyethylene resin prices during 1996, such prices were approximately 10% lower on average in 1996 as compared to 1995. Foam products sales decreased approximately $1.6 million, due primarily to lower average currency exchange rates during 1996.

     Gross Profit

         Gross profit decreased by $1.3 million, or 2.5%, in 1996 to $50.2 million from $51.5 million in 1995. This decrease was due to lower margins, primarily as a result of the Company's inability to promptly pass through to customers increases in the costs of resins and other raw materials in 1996. This decline in margins was most significant in flexible packaging's polyethylene stretch films, where margins decreased by $0.08 per pound, or approximately $7.6 million, from 1995 to 1996. These decreases were offset by increased margins in flexible packaging's European and Australian PVC film operations, as well as an increase of $2.0 million due to the acquisitions of Deerfield and United Films. Gross profit in the foam products segment increased approximately $1.5 million, due to improved manufacturing efficiencies resulting from capital additions made in 1996.

     Total Operating Expenses

         Total operating expenses (including research and development expenses) increased by $5.7 million, or 15.6%, in 1996 to $42.2 million from $36.5 million in 1995, primarily due to a non-recurring plant closing charge of $10.9 million in the flexible packaging segment. This charge resulted from the closure of the Bowling Green, Kentucky and Dallas, Texas manufacturing facilities. With the United Films and Deerfield acquisitions in 1996, the Company acquired relatively new, efficient equipment and significant available capacity. In addition, the newly acquired facilities contained open space considered necessary for future expansion. The Company decided to consolidate and relocate most of the equipment in its Bowling Green (purchased in July 1992) and Dallas (purchased in June
1995) facilities to the newly-acquired Deerfield and United Films facilities. The non-recurring $10.9 million charge includes $5.3 million for the write-off of assets not relocated, $3.3 million for the write-off of goodwill associated with the acquisitions of the Bowling Green and Dallas facilities and $2.3 million for work force reduction expenses and other costs. See Note 3 of the Company's Consolidated Financial Statements. The increase due to the non-recurring charge was offset partially by reduced administration cost resulting from staff reduction programs initiated in 1995. Foam products operating expenses decreased approximately $0.5 million, due primarily to staff reductions.

     Operating Income

         Operating income decreased by $7.0 million, or 46.6%, in 1996 to $8.0 million from $15.0 million in 1995, due primarily to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         Huntsman Packaging has historically financed its operations through cash provided by operations and by borrowings from Huntsman Corporation or under Huntsman Packaging's credit facilities. Huntsman Packaging's primary uses of cash have been the payment of operating expenses, funding capital expenditures and payment for acquisitions.

     Description of Huntsman Packaging's Credit Facilities

         Huntsman Packaging has entered into a credit agreement (the "Credit Agreement") dated as of September 30, 1997 with the lenders party thereto and The Chase Manhattan Bank ("Chase"), as Administrative Agent. The Credit Agreement provides for an eight year $75 million term loan (the "Term Loan") and a seven-year $150 million revolving credit facility (the "Revolving Credit Facility"), $20 million of which may be used for the issuance of letters of credit and $5 million of which will be available as a swingline facility. The Term Loan will amortize quarterly beginning in 2001.

         The Term Loan and the loans under the Revolving Credit Facility (the "Revolving Loans", and, together with the Term Loan, the "Loans") bear interest, at Huntsman Packaging's option, at adjusted LIBOR plus a margin commencing at 2.00% per annum or Chase's adjusted base rate plus a margin commencing at 0.75% per annum. Huntsman Packaging pays a quarterly commitment fee on the unused amount of the Revolving Credit Facility at a rate commencing at 0.50% per annum. Such margins and the commitment fee rate are subject to reduction if Huntsman Packaging's ratio of maximum total debt to consolidated EBITDA improves.

         The Term Loan will be subject to mandatory prepayment with 50% of Excess Cash Flow (as defined in the Credit Agreement) and the net proceeds of certain asset sales and debt and equity issuances.

         The obligations of Huntsman Packaging under the Credit Agreement are guaranteed by all of Huntsman Packaging's domestic subsidiaries and are secured by a first priority perfected lien or pledge on substantially all assets of Huntsman Packaging and its domestic subsidiaries.

     Net Cash Provided by (Used in) Operating Activities

         Net cash provided by operating activities was $28.6 million for the year ended December 31, 1997, an increase of $8.5 million, or 42.3%, from $20.1 million for the same period in 1996. The increase resulted primarily from increased net income in 1997 of $4.9 million and a favorable change in inventories. Net cash provided by operating activities increased $7.3 million, or 57.0% in 1996 to $20.1 million from $12.8 million in 1995. The 1996 increase resulted primarily from favorable changes in operating liabilities, particularly accounts payable and accrued liabilities.

         All of the net cash provided by operating activities was generated by the Company's two operating segments, flexible packaging and foam products. The flexible packaging segment's net cash provided by operating activities was $23.1 million, $15.0 million and $9.6 million for the years ended December 31, 1997, 1996 and 1995, respectively. The foam products segment's net cash provided by operating activities was $5.5 million, $5.1 million and $3.2 million for the same periods, respectively.

     Net Cash Used in Investing Activities

         Net cash used in investing activities was $87.2 million, $88.9 million and $20.5 million for the years ended December 31, 1997, 1996 and 1995, respectively. The majority of cash used in investing activities resulted from the Deerfield, United Films and CT Film acquisitions. During 1996, the Company made net cash payments of approximately $12.3 million and $63.9 million for the purchase of United Films and Deerfield, respectively. During 1997, the Company made net cash payments of approximately $69.4 million for the purchase of CT Film. See Note 11 of the Notes to the Company's Consolidated Financial Statements.

     Capital Expenditures

         Total capital expenditures were $17.9 million, $12.8 million and $19.5 million for the years ended December 31, 1997, 1996 and 1995, respectively. Capital expenditures for the flexible packaging segment were $14.8 million, $8.9 million and $18.4 million for the same periods. The 1997 capital expenditures included film production capacity expansions in the Company's newly-acquired Deerfield and United Film facilities, as well as printing capacity expansion in the Company's Rochester, New York facility. The 1995 capital expenditures included $7.5 million for the purchase of the Rochester, New York manufacturing building. Capital expenditures for the foam products segment were $2.6 million, $3.1 million, and $0.6 million for 1997, 1996 and 1995, respectively. The 1996 and 1997 expenditures included a project to significantly upgrade the foam products' manufacturing processes to newer, more efficient technology. The Company estimates that total maintenance capital expenditures of $12.0 million per year will be required in the near future.

     Net Cash Provided by Financing Activities

         Net cash provided by financing activities was $63.2 million, $68.6 million and $6.7 million for the years ended December 31, 1997, 1996 and 1995, respectively. Net cash provided by financing activities consists primarily of net borrowings under the Company's current and prior credit arrangements. See
Note 5 of the Notes to the Company's Consolidated Financial Statements. Net cash provided by financing activities was used primarily to fund the acquisitions of Deerfield, United Films and CT Film, as well as the Company's capital expenditures.

     Liquidity

         As of December 31, 1997, Huntsman Packaging had $94.1 million of working capital. As of December 31, 1997, Huntsman Packaging had approximately $103.0 million available under the Credit Facilities, $9.4 million of which was issued as letters of credit. The debt under the Credit Facilities bears interest at LIBOR plus 2.00%, and may adjust downward based upon Huntsman Packaging's leverage ratio (as defined in the Credit Agreement) to a minimum of LIBOR plus 1.00%.

         As of December 31, 1997, the Company had $9.5 million in cash and cash equivalents held by the Company's European and Australian subsidiaries. The effective tax rate of repatriating this money and future foreign earnings to the United States varies from approximately 40% to 65% depending on various U.S. and foreign tax factors, including each foreign subsidiary's country of incorporation. High effective repatriation tax rates may limit the ability of the Company to access cash and cash equivalents generated by its European and Australian operations for use in its United States operations, including to pay principal, premium, if any, and interest on the Notes. In the years ended December 31, 1997, 1996 and 1995, the Company's European and Australian operations generated net income of $6.3 million, $7.4 million and $2.4 million, respectively, and EBITDA of $13.1 million, $11.5 million and $5.9 million, respectively.

         Huntsman Packaging expects that cash flows from operations and available borrowings under the Credit Facilities will provide sufficient working capital to operate its business, to make expected capital expenditures and to meet foreseeable liquidity requirements.

     Accounting Standards

         In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The impact of SFAS No. 130 on Huntsman Packaging is not expected to be material in relation to Huntsman Packaging's Consolidated Financial Statements and the Notes thereto contained herein.

         In June 1997, the FASB issued SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Huntsman Packaging does not expect the impact of SFAS No. 131 to be material in relation to Huntsman Packaging's Consolidated Financial Statements and the Notes thereto contained herein.

     Environmental Matters

         The operation of any flexible packaging manufacturing plant and the distribution of such products, and the related production of by-products and wastes, entails risk of adverse environmental effects. Huntsman Packaging and its operations are subject to certain federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, the protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials ("Environmental Laws"). In the ordinary course of business, Huntsman Packaging is subject to periodic environmental inspections and monitoring by governmental enforcement authorities. As a result of actual or alleged violations arising under or in connection with any Environmental Laws, the Company could incur substantial costs, including fines and civil or criminal sanctions. In addition, Huntsman Packaging's production facilities require environmental permits that are subject to revocation, modification and renewal ("Environmental Permits"). Violations of Environmental Permits can also result in substantial fines and civil or criminal sanctions. Huntsman Packaging believes that it is in material compliance with applicable Environmental Laws and Environmental Permits. The ultimate costs under Environmental Laws and the timing of such costs, however, are difficult to predict and potentially significant expenditures could be required in order to comply with Environmental Laws that may be adopted or imposed in the future.

         Huntsman Packaging's costs and operating expenses relating to environmental matters totaled approximately $200,000 in each of 1995, 1996 and 1997 and are expected to remain at approximately this level in 1998. This amount is expected to be sufficient to cover, among other things, Huntsman Packaging's routine measures to prevent, contain and clean up spills of materials that occur in the ordinary course of business. Huntsman Packaging's estimated capital expenditures for environmental matters were approximately $330,000 in 1995, $295,000 in 1996 and $517,000 in 1997, and are expected to be approximately $725,000 in 1998 and approximately $175,000 in 1999. Capital expenditures and, to a lesser extent, costs and operating expenses relating to environmental matters will be subject to evolving regulatory requirements and will depend on the timing and promulgation of specific standards which impose requirements on Huntsman Packaging's operations.

THE YEAR 2000 ISSUE

         The Company believes that it will not incur any material additional expenses to modify computer hardware and software due to the upcoming change in the century.

CAUTIONARY STATEMENT FOR FORWARD LOOKING INFORMATION

         Statements included in this Management's Discussion and Analysis of Financial Condition and Results of operations and elsewhere in this report may contain forward-looking statements. Such forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements may relate, but not be limited, to projections of revenues, income or loss, capital expenditures, plans for growth and future operations, financing needs or plans or intentions relating to acquisitions by the Company, as well as assumptions relating to the foregoing. Further information on these and other factors which could affect the Company's financial results can be found in the Company's Registration Statement on Form S-4 (file no. 333-40067) and Prospectus dated March 2, 1998. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by or underlying such forward-looking statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 14(a) below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Below are the names, ages, positions and offices held, and a brief account of the educational and business experience of each current director and executive officer of Huntsman Packaging.

                    BOARD OF DIRECTORS AND EXECUTIVE OFFICERS

NAME                         AGE                       POSITION
----                         ---                       --------
Jon M. Huntsman*              60       Director and Chairman of the Board of Directors
Karen H. Huntsman*            60       Vice Chairman**
Richard P. Durham*            33       Director, President and Chief Executive Officer
Christena H. Durham*          33       Director, Vice President
Jack E. Knott                 43       Executive Vice President and Chief Operating Officer
Scott K. Sorensen*            36       Executive Vice President and Chief Financial Officer,
                                            Treasurer
N. Brian Stevenson            53       Senior Vice President and General Manager,
                                            Packaging Division
Douglas W. Bengtson           50       Senior Vice President and General Manager,
                                            Performance Films Division
Ronald G. Moffitt             45       Senior Vice President and General Counsel, Secretary
Stanley B. Bikulege           34       Vice President Stretch Films, Packaging Division
Dale A. Brockman              47       Vice President Manufacturing, Performance
                                            Films Division
Daren G. Cottle               35       Vice President and Controller, Assistant Secretary
Thornton L. Hill              60       Vice President Sales and Marketing
                                            National Accounts
Gary J. Penna                 50       Vice President Sales and Marketing Converter Films,
                                            Performance Films Division
Patrick H. Price              52       Vice President Administration
Edwin W. Stranberg            47       Vice President PVC Films, Packaging  Division

----------

* Such persons are related as follows: Jon M. Huntsman is the father of Christena H. Durham and the father-in-law of Richard P. Durham. Karen
         H. Huntsman is the wife of Jon M. Huntsman, the mother of Christena H. Durham and the mother-in-law of Richard P. Durham. Richard P. Durham and Christena H. Durham are married. Scott K. Sorensen is the brother-in-law of Richard P. Durham.

** The Vice Chairman is an advisory position to the Board of Directors but does not vote on matters brought to the Board.

         JON M. HUNTSMAN is a Director and the Chairman of the Board of Directors of Huntsman Packaging and has served as Chairman of the Board, Chief Executive Officer and a Director of Huntsman Corporation, its predecessors and other Huntsman companies for over 25 years. He is also the Chairman and founder of the Huntsman Cancer Foundation. In addition, Mr. Huntsman serves on numerous charitable, civic and industry boards. In 1994, Mr. Huntsman received the prestigious Kavaler Award as the chemical industry's outstanding Chief Executive Officer. Mr. Huntsman formerly served as Special Assistant to the President of the United States and as Vice Chairman of the U.S. Chamber of Commerce.

         KAREN H. HUNTSMAN was appointed Vice Chairman of Huntsman Packaging Corporation on November 24, 1997, and serves as an officer and director of other Huntsman companies. She has served as a Vice President and Director of Huntsman Corporation since 1995 and as a Vice President and director of Huntsman Chemical

Corporation since 1982 and 1986, respectively. By appointment of the Governor of the State of Utah, Mrs. Huntsman serves as a member of the Utah State Board of Regents. Mrs. Huntsman also serves on the board of directors of various corporate and non-profit entities, including First Security Corporation and Intermountain Health Care Inc.

         RICHARD P. DURHAM became President and Chief Executive Officer of Huntsman Packaging in March 1997. Mr. Durham is a Director of Huntsman Packaging and also is a Director of Huntsman Corporation. Mr. Durham has been with the Huntsman organization in various positions since 1985. Most recently, Mr. Durham served as Co-President and Chief Financial Officer of Huntsman Corporation, where in addition to being responsible for accounting, treasury, finance, tax, legal, human resources, public affairs, purchasing, research and development, and information systems, he also was responsible for Huntsman Packaging. Mr. Durham attended Columbia College and graduated from the Wharton School of Business at the University of Pennsylvania.

         CHRISTENA H. DURHAM was appointed a Director of Huntsman Packaging Corporation on October 1, 1997, and became a Vice President on November 24, 1997. Prior to joining the Company, Mrs. Durham held no other officer positions or directorships with any other for-profit organizations. Mrs. Durham also serves on the Board of Directors of various non-profit organizations, including the YWCA of Salt Lake City and as a trustee of the Huntsman Excellence in Education Foundation.

         JACK E. KNOTT became Executive Vice President and Chief Operating Officer of Huntsman Packaging on September 1, 1997. Prior to joining the Company, Mr. Knott was a member of the Board of Directors of Rexene Corporation from April 1996 until August 1997 and held the position of Executive Vice President of Rexene Corporation and President of Rexene Products from March 1995 to August 1997. Mr. Knott was Executive Vice President--Sales and Market Development of Rexene Corporation from March 1992 to March 1995, Executive Vice President of Rexene Corporation from January 1991 to March 1992, and President of CT Film, a division of Rexene Corporation, from February 1989 to January 1991. Prior to joining Rexene Corporation, Mr. Knott worked for American National Can. Mr. Knott received a B.S. degree in Chemical Engineering and an M.B.A. degree from the University of Wisconsin and holds nine patents.

         SCOTT K. SORENSEN recently joined Huntsman Packaging as Executive Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Sorensen was Chief Financial Officer of the Power Generation Division of Westinghouse Electric Corporation. Prior to joining Westinghouse in 1996, Mr. Sorensen spent two years as Director of Business Development and Planning at Phelps Dodge Industries and over four years as an Associate with McKinsey & Company. Mr. Sorensen received an M.B.A. degree from Harvard Business School and a B.S. degree in Accounting from the University of Utah.

         N. BRIAN STEVENSON became Senior Vice President and General Manager, Packaging Division on September 1, 1997. Mr. Stevenson joined Huntsman Packaging in April 1992 as Executive Vice President and Chief Operating Officer. He has 27 years of operating and management experience in the flexible packaging industry. Prior to joining the Company, Mr. Stevenson held numerous management positions at James River and Crown Zellerbach, including Plant and Divisional Controller, Eastern Regional Sales Manager, Eastern General Manager and, most recently, Vice President of James River's Flexible Packaging Division. In 1990, he left James River to become President of Packaging Industries. Mr. Stevenson holds a B.S. degree in Accounting and an M.B.A. degree from the University of Utah.

         DOUGLAS W. BENGTSON joined Huntsman Packaging on September 15, 1997 as Senior Vice President and General Manager, Performance Films Division. Mr. Bengtson has 24 years of experience in sales, marketing and senior management. Most recently, Mr. Bengtson was Vice President, Sales and Marketing for Food Packaging at American National Can, where Mr. Bengtson was responsible for the sales and marketing of flexible packaging to the food industry segment. His former positions include Vice President, Sales and Marketing at CT Film and Vice President, Sales and Marketing, Rexene Products Division. Mr. Bengtson holds a B.S. degree in Business/Marketing from Colorado State University.

         RONALD G. MOFFIT joined Huntsman Packaging in 1997, after serving as Vice President and General Counsel of Huntsman Chemical Corporation. Prior to joining Huntsman in 1994, Mr. Moffitt was a partner and director in the Salt Lake City law firm of Van Cott, Bagley, Cornwall & McCarthy, with which he had been associated since 1981. Mr. Moffitt holds a B.A. degree in Accounting, a Master of Professional Accountancy degree, and a J.D.
degree from the University of Utah.

         STANLEY B. BIKULEGE joined Huntsman Packaging in 1992 and was appointed Vice President Stretch Films, Packaging Division in 1997. Mr. Bikulege's prior positions with the Company include General Manger--Castflex in 1997, Managing Director-Europe from 1996 to 1997, Managing Director PVC Films-Europe from 1995 to 1996, Director of Manufacturing from 1993 to 1995, and Plant Manager in 1992. Prior to joining Huntsman, Mr. Bikulege held numerous positions in Goodyear's Wingfoot Films. Mr. Bikulege received a B.S. degree in chemical Engineering from Youngstown State University and an M.B.A. degree from Georgia State University.

         DALE A. BROCKMAN joined Huntsman Packaging in February 1993 as the plant manager of the newly-acquired Huntsman Design Products plant in Rochester, New York and later that year was appointed to the position of Director of Operations. In 1994 he became Vice President Operations and in 1995 became responsible for numerous plants. He was appointed Vice President Manufacturing, Packaging Division in September 1997 and was appointed Vice President, Performance Films Division on November 24, 1997. He has 24 years of experience in the flexible packaging industry. He has held numerous engineering and management positions at Crown Zellerbach and James River, including General Manager/Bakery Business Unit Manager. Mr. Brockman holds a B.S. degree in Mechanical Technology from Indiana State University.

         DARREN G. COTTLE joined the Huntsman organization in 1989 and has held various positions at Huntsman Chemical Corporation, including Plant Controller. Mr. Cottle joined Huntsman Packaging in July 1992 as the Assistant Controller, was named Controller in March 1997, and became Vice President and Controller on November 24, 1997. Prior to joining Huntsman, Mr. Cottle was employed by the international accounting firm of Deloitte & Touche. Mr. Cottle is a Certified Public Accountant and received a B.A. and a masters degree in Professional Accountancy from Weber State University.

         THORNTON L. HILL joined the Company as Vice President Sales in July 1992 and became Vice President Sales and Marketing National Accounts on November 24, 1997. Prior to that time, Mr. Hill was General Sales Manager of Goodyear's Film Products Division and had worked for Goodyear for 29 years in various sales and marketing positions, including Executive Vice President and Chief Operating Officer of Goodyear's Wingfoot Films. He holds a B.A. degree in Education from Morehead State University and has attended executive management programs at Kent State University and Northwestern University.

         GARY J. PENNA became Vice President Sales and Marketing Converter Films, Performance Films Division on September 1, 1997. Mr. Penna joined Huntsman Packaging in 1996 as a result of the Deerfield Acquisition. Mr. Penna had been with Deerfield since 1994, as Vice President of Sales for Converter Films. Prior to joining Deerfield, Mr. Penna served a variety of management positions at Exxon Corporation. Mr. Penna has a degree in Chemical Engineering from Princeton University and an M.B.A. degree from The Amos Tuck School at Dartmouth College.

         PATRICK H. PRICE joined the Company in April 1992 as Vice President Administration. Prior to joining the Company, he was employed for fifteen years with Huntsman Chemical Corporation in the human resource department, holding positions as Director of Personnel and Director of Benefits. He holds a B.S. degree in Business Administration from California State University-Northridge.

         EDWIN W. STRANBERG joined Huntsman Packaging in February 1993 as Vice President of Operations and became Vice President, PVC Films, Packaging Division on November 24, 1997. He has 25 years of experience in the flexible packaging industry. He held various manufacturing, technical and sales management positions with Crown Zellerbach and James River prior to joining Huntsman Packaging. Prior to James River, he was Vice President and General Manager of Sealright Co. Inc. Mr. Stranberg holds a B.S. degree in Industrial Engineering from New Mexico State University.

ITEM 11.   EXECUTIVE COMPENSATION

            The following Summary Compensation Table sets forth information concerning compensation earned in the fiscal year ended December 31, 1997, by the Company's Chief Executive Officers and its remaining four most highly compensated officers (the "Named Executive Officers") as of the end of the last fiscal year.


                           SUMMARY COMPENSATION TABLE

                                          ANNUAL COMPENSATION               LONG TERM COMPENSATION
                                     -----------------------------   -----------------------------------
                                                                                 AWARDS          PAYOUTS
                                                                     ------------------------    -------
                                                                                   NUMBER OF
                                                                                   SECURITIES
                                                          OTHER      RESTRICTED    UNDERLYING
                                                         ANNUAL         STOCK       OPTION/       LTIP       ALL OTHER
NAME AND PRINCIPAL                  SALARY    BONUS   COMPENSATION    AWARD(S)        SARS       PAYOUTS   COMPENSATION
POSITION                    YEAR      ($)      ($)       ($) (1)         ($)           (#)         ($)          ($)
--------                    ----      ---      ---       -------         ---           ---         ---          ---
Jon M. Huntsman
  Chief Executive           1997     70,400  360,000       ---            0            0            0       68,679(3)
  Officer(2)
Richard P. Durham
  Chief Executive           1997    415,618  420,000       ---            0            0            0      117,033(5)
  Officer(4)
N. Brian Stevenson
  President, Chief
  Operating Officer(4)      1997    215,000   60,000       ---            0            0            0       22,525(6)
Ronald G. Moffit
  Senior Vice President
  and General Counsel,
  Secretary(4)              1997    116,939   50,000       ---            0            0            0       17,973(7)
Thornton L. Hill
  Vice President--Sales     1997    163,500   25,000       ---            0            0            0        4,904(8)
Dale A. Brockman
  Vice President--          1997    138,775   30,000       ---            0            0            0        5,043(8)
  Operations

----------

(1) Perquisites and other personnel benefits, securities or property are less than either $50,000 or 10% of the total annual salary and bonus reported for the named executive officer.

(2) Jon M. Huntsman's compensation, other than his director's fee (which is described in "Compensation of Directors," and listed in the "All Other Compensation" column), was paid entirely by Huntsman Corporation, Huntsman Packaging's parent company prior to September 30, 1997. Compensation figures for Jon M. Huntsman represent a prorated percentage (based on the 1997 corporate overhead allocation formula) of Huntsman Corporation compensation attributable to services rendered to Huntsman Packaging.

(3) Consists of $25,000 director's fee from Huntsman Packaging, which is also described in "Compensation of Directors;" $8,706 employer's 401(k) contribution; and $34,973 employer's Money Purchase Plan contribution.

(4) Richard P. Durham's, N. Brian Stevenson's and Ronald G. Moffitt's compensation, other than Mr. Durham's and Mr. Stevenson's directors fees (which are described in "Compensation of Directors," and listed in the "All Other Compensation" column), was paid entirely by Huntsman Corporation, Huntsman Packaging's parent company prior to September 30, 1997. Huntsman Packaging reimbursed Huntsman Corporation for such compensation for the period beginning October 1, 1997 and ending December 31, 1997. Salary figures for Mr. Durham and Mr. Moffitt represent a prorated portion of Huntsman Corporation compensation attributable to the percentage of executive services that were dedicated to Huntsman Packaging.

(5) Consists of $25,000 director's fee from Huntsman Packaging, which is also described in "Compensation of Directors;" $17,233 employer's 401(k) contribution; and $74,800 Money Purchase Plan contribution.

(6) Consists of $18,750 director's fee (represents three fourths of annual director's fee -- Mr. Stevenson served as director from January 1, 1997 to September 30, 1997) from Huntsman Packaging, which is also described in "Compensation of Directors;" $3,200 employer's 401(k) contribution; and $575 Money Purchase Plan contribution.

(7) Consists of $3,200 employer's 401(k) contribution and $14,773 Money Purchase Plan contribution.

(8)      Employer's 401(k) contribution.

         The following table shows the estimated annual benefits payable under the Huntsman Corporation's tax-qualified defined benefit pension plan (the "Huntsman Corporation Pension Plan") and supplemental pension plan ("SERP") in specified final average earnings and years-of-service classifications.

                     HUNTSMAN CORPORATION PENSION PLAN TABLE



                                       YEARS OF BENEFIT SERVICE AT RETIREMENT
FINAL AVERAGE           -----------------------------------------------------------------------
COMPENSATION               10         15         20        25        30        35         40
-------------           -------    -------    -------   -------   -------    -------    -------
$150,000                $21,000    $31,500    $41,000   $52,500   $63,000    $73,500    $84,000
 200,000                 28,000     42,000     56,000    70,000    78,000     98,000    112,000
 250,000                 35,000     52,500     70,000    87,500   105,000    122,500    140,000
 300,000                 42,000     63,000     84,000   105,000   128,000    147,000    168,000
 350,000                 49,000     73,500     98,000   122,500   147,000    171,500    196,000
 400,000                 56,000     84,000    112,000   140,000   168,000    196,000    224,000
 450,000                 63,000     94,500    126,000   157,500   189,000    220,500    252,000
 500,000                 70,000    105,000    140,000   175,000   210,000    245,000    280,000
 600,000                 84,000    126,000    168,000   210,000   252,000    294,000    336,000
 700,000                 98,000    147,000    196,000   245,000   294,000    343,000    392,000
 800,000                112,000    168,000    224,000   280,000   336,000    392,000    448,000
 900,000                126,000    189,000    252,000   315,000   378,000    441,000    504,000
1,000,000               140,000    210,000    280,000   350,000   420,000    480,000    560,000
1,100,000               154,000    231,000    308,000   385,000   482,000    539,000    616,000
1,200,000               168,000    262,000    336,000   420,000   504,000    588,000    672,000


         The current Huntsman Corporation Pension Plan benefit is based on the following formula: 1.4% of final average compensation multiplied by years of credited service, minus 1.4% of estimated Social Security benefits multiplied by years of credited service (with a maximum of 50% of Social Security benefits). Final Average Compensation is based on the highest average of three consecutive years of compensation. Messrs. Jon M. Huntsman, Richard P. Durham, N. Brian Stevenson and Ronald G. Moffitt were participants in the Huntsman Corporation Pension Plan in 1997. For the foregoing named executive officers, covered compensation consists of base salary and is reflected in the "Salary" column of the Summary Compensation Table. Federal regulations require that for the 1997 plan year, no more than $160,000 in compensation be considered for the calculation of retirement benefits under the Pension Plan, and the maximum annual benefit paid from a qualified defined benefit plan cannot exceed $125,000 as of January 1, 1997. Benefits are calculated on a straight life annuity basis. The benefit amounts under the Huntsman Corporation Pension Plan are offset for Social Security as described above.

         The SERP is a nonqualified supplemental pension plan for designated executive officers, that provides benefits based on certain compensation amounts not included in the calculation of benefits payable under the Pension Plan. Messrs. Huntsman, Durham, Stevenson and Moffitt were participants in the SERP in 1997. The compensation amounts taken into account for these named executive officers under the SERP include bonuses (as reflected in the "Bonus" column of the Summary Compensation Table) and base salary in excess of the qualified plan limitations. The SERP benefit is calculated as the difference between (a) and
(b) where (a) is the benefit determined using the Pension Plan formula with unlimited base salary plus bonus, and (b) is the benefit determined using base salary as limited by federal regulations.

         The number of completed years of credited service as of December 31, 1997 under the Huntsman Corporation Pension Plan and SERP for the named executive officers participating in the plans were 27, 12, 5 and 13 years for each of Messrs. Huntsman, Durham, Stevenson and Moffitt, respectively.

         The following table shows the estimated annual benefits payable under Huntsman Packaging's tax-qualified defined benefit pension plan (the "Huntsman Packaging Pension Plan"), in specified final average earnings and years of service classifications.

                      HUNTSMAN PACKAGING PENSION PLAN TABLE



                                       YEARS OF BENEFIT SERVICE AT RETIREMENT
FINAL AVERAGE           ----------------------------------------------------------------------
COMPENSATION               10         15        20       25        30         35         40
-------------           -------    -------   -------  -------   -------     -------    -------
$125,000                $20,000    $30,000   $40,000  $50,000   $60,000     $70,000    $80,000
 150,000                 24,000     38,000    48,000   60,000    72,000      84,000     96,000
 175,000                 24,533     36,800    49,067   61,333    73,600      85,867     98,133
 200,000                 24,533     36,800    49,067   61,333    73,600      85,867     98,133

         The current Huntsman Packaging Pension Plan benefit is based on the following formula: 1.6% of final average compensation multiplied by years of credited service, minus 1.5% of estimated Social Security benefits multiplied by years of credited service (with a maximum of 50% of Social Security benefits). Final Average Compensation is based on the highest average of three consecutive years of compensation. Messrs. Jon M. Huntsman, Richard P.Durham, N. Brian Stevenson and Ronald G. Moffitt were participants in the Huntsman Corporation Pension Plan in 1997. For Messrs. Brockman and Hill, who were participants in the Huntsman Packaging Pension Plan in 1997, covered compensation consists of base salary and is reflected in the "Salary" column of the Summary Compensation Table. Federal regulations require that for the 1997 plan year, no more than $160,000 in compensation be considered for the calculation of retirement benefits under the Pension Plan, and the maximum annual benefit paid from a qualified defined benefit plan cannot exceed $125,000 as of January 1, 1997. Benefits are calculated on a straight life annuity basis. The benefit amounts under the Huntsman Packaging Pension Plan are offset for Social Security as described above.

         The number of completed years of credit service as of December 31, 1997 under the Huntsman Packaging Pension Plan for the two named executive officers participating in the plan were four years for each Messrs. Brockman and Hill.

COMPENSATION COMMITTEE

         The Board of Directors of the Company has designated the Executive Committee, which is comprised of Jon M. Huntsman and Richard P. Durham, to perform the duties of a compensation committee for the Company. Richard P. Durham is an officer and employee of the Company, and Jon M. Huntsman is the Chairman of the Board of Directors of the Company, but is neither an officer nor an employee of the Company.

         Jon M. Huntsman is one of the people who performs the duties of a compensation committee of the Board of Directors of Huntsman Corporation and is on the Executive Committee of the Company. Jon M. Huntsman and Richard P. Durham serve on the Board of Directors of Huntsman Corporation and are on the Executive Committee of the Company. Jon M. Huntsman is one of the people who performs the duties of a compensation committee of the Board of Directors of Huntsman Corporation and is on the Board of Directors of the Company.

COMPENSATION OF DIRECTORS

         Each director receives an annual fee of $25,000. N. Brian Stevenson served as a director from January 1, 1997 to September 30, 1997 and Christena H. Durham served as a director from October 1, 1997 to December 31, 1997. Their director's fees were pro-rated and paid accordingly.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Jon M. Huntsman, 500 Huntsman Way, Salt Lake City, Utah 84108, owns 650,000 shares of Class A Common Stock (representing approximately 65% of the total equity of Huntsman Packaging). Richard P. Durham and The Christena Karen
H. Durham Trust, 500 Huntsman Way, Salt Lake City, Utah 84108, collectively own 350,001 shares of Class A Common Stock and 6,999 shares of Class B Common Stock (representing approximately 35% of the total equity of Huntsman Packaging). The Class A Common Stock and the Class B Common Stock have identical rights, except that the Class A shareholders are entitled to elect one of the Company's three directors and the Class B shareholders are entitled to elect the remaining two of the Company's three directors.

         The Company intends to authorize 60,000 shares of a new class of non-voting common stock for issuance to certain members of its senior management (the "Option Shares") as incentive stock options (the "Incentive Stock Options") and for sale to certain members of senior management (the "Purchase Shares").

         Purchase Shares and Option Shares would total approximately 5.6% of the total of all classes of issued and outstanding common stock of the Company on a fully diluted basis. The purchase price of Purchase Shares and the exercise price of Option Shares is expected to be $100.00 per share. The Chief Executive Officer, Executive Vice Presidents and Senior Vice Presidents will be eligible to receive Incentive Stock Options. The Executive Vice Presidents and Senior Vice Presidents will be eligible to purchase Purchase Shares.

         The Company anticipates granting the Incentive Stock Options and selling the Purchase Shares during the second quarter of 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The principal executive offices of Huntsman Packaging are leased from Huntsman Headquarters Corporation, an indirect wholly-owned subsidiary of Huntsman Corporation. Huntsman Packaging is obligated to pay rent calculated as a pro-rata portion (based on its percentage occupancy) of the mortgage loan on the headquarters facility.

         In connection with the offering by the Company of the Old Notes in September 1997, Huntsman Packaging repaid all outstanding intercompany long-term indebtedness owed to Huntsman Corporation which amounted to $195.8 million. Jon
M. Huntsman and his family own approximately 99.6% of the outstanding capital stock of Huntsman Corporation.

         Prior to the Split-Off, Huntsman Packaging was a licensee under a license agreement with Huntsman Group Intellectual Property Holdings Corporation to use the "Huntsman" tradename. Huntsman Corporation owns all of the outstanding common stock of Huntsman Group Intellectual Property Holdings Corporation.

         Huntsman Packaging is a party to agreements with certain affiliates of Huntsman Corporation including, but not limited to, Huntsman Chemical Corporation for the purchase of polystyrene resin and Huntsman Polymers for the purchase of various resins. All such agreements provide for the purchase of materials or services at prevailing market prices.

         Huntsman Packaging obtains some of its insurance coverage under policies of Huntsman Corporation. Huntsman Packaging is party to an agreement with Huntsman Corporation that provides for reimbursement of insurance premiums paid by Huntsman Corporation on behalf of Huntsman Packaging. The reimbursement payments are based on premium allocations which are determined in cooperation with Huntsman Corporation's independent insurance broker. It is anticipated that Huntsman Packaging will continue to carry a portion of its insurance coverage under Huntsman Corporation's policies.

         Huntsman Packaging entered into a services agreement dated as of January 1, 1998 with Huntsman Corporation covering the provision of certain tax, finance, treasury and other administrative services. These services are provided to Huntsman Packaging at prices that would be payable to an unaffiliated third party.

         In connection with the Split-Off, Huntsman Packaging issued 7,000 shares of its common stock to Richard P. Durham, President and Chief Executive Officer and a director of Huntsman Packaging, in exchange for a $700,000 note receivable. Such note bears interest at 7% per annum and is payable over approximately 51 months.

         See Note 9 of the Notes to Huntsman Packaging's Consolidated Financial Statements.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)           Financial Statements

                 Independent Auditors' Report                                       F-1

                 Consolidated Balance Sheets at December 31, 1996 and 1997          F-2

                 Consolidated Statements of Operations for the years
                 ended December 31, 1995, 1996 and 1997                             F-4

                 Consolidated Statements of Changes in Stockholders'
                 Equity for the years ended December 31, 1995, 1996 and 1997        F-5

                 Consolidated Statements of Cash Flows for the years
                 ended December 31, 1995, 1996 and 1997                             F-6

                 Notes to Consolidated Financial Statements                         F-7

(a)(2)           Financial Statement Schedules

                 Valuation and Qualifying Accounts                                  S-1

(a)(3) The following exhibits are filed herewith or incorporated by reference:

Exhibit
Number                          Exhibit
------                          -------

3.1      Articles of Restatement of the Articles of Incorporation of Huntsman
         Packaging (incorporated by reference to Exhibit 3.1 to Huntsman
         Packaging's registration statement on Form S-4 (File No. 333-40067)).

3.2 Amended and Restated Bylaws of Huntsman Packaging (incorporated by reference to Exhibit 3.2 to Huntsman Packaging's registration statement on Form S-4 (File No. 333-40067)).

4.1 Indenture, dated as of September 30, 1997, between Huntsman Packaging, the Guarantors and The Bank of New York (incorporated by reference to Exhibit 4.1 to Huntsman Packaging's registration statement on Form S-4
         (File No. 333-40067)).

4.2      Form of Exchange Notes (incorporated by reference to Exhibit A-2 to
         Exhibit 4.1)).

4.3 Registration Rights Agreement, dated as of September 19, 1997, by and among Huntsman Packaging, BT Alex. Brown Incorporated and Chase
         Securities Inc. (incorporated by reference to Exhibit 4.3 to Huntsman
         Packaging's registration statement on Form S-4 (File No. 333-40067)).

10.1 Exchange Agreement, dated as of September 26, 1997 by and among Huntsman Corporation and Jon M. Huntsman, Richard P. Durham and
         Elizabeth Whitsett, as Trustees of the Christena Karen H. Durham Trust
         (incorporated by reference to Exhibit 10.1 to Huntsman Packaging's registration statement on Form S-4 (File No. 333-40067)).

10.2 First Amended Asset Purchase Agreement, dated as of September 26, 1997, between Huntsman Packaging and Huntsman Polymers Corporation
         (incorporated by reference to Exhibit 10.2 to Huntsman Packaging's registration statement on Form S-4 (File No. 333-40067)).

10.3 Credit Agreement, dated September 30, 1997, among Huntsman Packaging, the various lenders party thereto (the "Lenders") and The Chase
         Manhattan Bank, as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.3 to Huntsman Packaging's registration statement on Form S-4 (File No. 333-40067)).

10.4 Guarantee Agreement, dated September 30, 1997, among the subsidiaries of Huntsman Packaging and The Chase Manhattan Bank, as Administrative
         Agent for the Lenders (incorporated by reference to Exhibit 10.4 to Huntsman Packaging's registration statement on Form S-4 (File No.
         333-40067)).

10.5     Security Agreement, dated as of September 30, 1997, among Huntsman
         Packaging, each subsidiary of Huntsman Packaging party thereto and The
         Chase Manhattan Bank, as Collateral Agent for the Secured Parties
         (incorporated by reference to Exhibit 10.5 to Huntsman Packaging's registration statement on Form S-4 (File No. 333-40067)).

10.6 Pledge Agreement, dated September 30, 1997, among Huntsman Packaging, each subsidiary of Huntsman Packaging party thereto and The Chase
         Manhattan Bank, as Collateral Agent for the Secured Parties
         (incorporated by reference to Exhibit 10.6 to Huntsman Packaging's registration statement on Form S-4 (File No. 333-40067)).

10.7     Indemnity, Subrogation and Contribution Agreement, dated September 30,
         1997, among Hunstman Packaging, each subsidiary of Huntsman Packaging party thereto and The Chase Manhattan Bank, as Collateral Agent for the Secured Parties (incorporated by reference to Exhibit 10.7 to Huntsman
         Packaging's registration statement on Form S-4 (File No. 333-40067)).

21       Subsidiaries of Huntsman Packaging.*

27       Financial Data Schedule.*

*        Filed with this report.

(b)      Reports on Form 8-K

         Not Applicable.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 HUNTSMAN PACKAGING CORPORATION



Date: March 26, 1998             By /s/ Ronald G. Moffitt
                                    ------------------------------------
                                    Ronald G. Moffitt
                                    Senior Vice President
                                    and General Counsel

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: March 26, 1998             By /s/ Jon M. Huntsman
                                    ------------------------------------
                                    Jon M. Huntsman, Director and
                                    Chairman of the Board of Directors



Date: March 26, 1998             By /s/ Richard P. Durham
                                    ------------------------------------
                                    Richard P. Durham, Director, President
                                    and Chief Executive Officer
                                    (Principal Executive Officer)


Date: March 26, 1998             By /s/ Christena H. Durham
                                    ------------------------------------
                                    Christena H. Durham, Director


Date: March 26, 1998             By /s/ Scott K. Sorensen
                                    ------------------------------------
                                    Scott K. Sorensen, Executive Vice President,
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting
                                    Officer)

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Huntsman Packaging Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Huntsman Packaging Corporation and subsidiaries as of December 31, 1996 and 1997, and the consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Huntsman Packaging Corporation and subsidiaries at December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Salt Lake City, Utah
February 11, 1998

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1997 (IN THOUSANDS)



                                                              1996             1997
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                              $  10,647        $  12,411
  Receivables:
    Trade accounts (less allowance for doubtful
       accounts:  $2,818 and $3,434, respectively)          54,691           81,806
    Other                                                    3,227            4,894
  Inventories                                               53,441           68,426
  Prepaid expenses and other                                 3,901            2,746
  Deferred income taxes                                      1,088            1,271
                                                         ---------        ---------

           Total current assets                            126,995          171,554
                                                         ---------        ---------

PLANT AND EQUIPMENT:
  Land and improvements                                      6,339            7,188
  Buildings and improvements                                35,126           43,536
  Machinery and equipment                                  141,763          171,897
  Furniture, fixtures, and automobiles                       1,248            1,739
  Leasehold improvements                                       423              419
  Construction in progress                                   6,600            6,261
                                                         ---------        ---------

           Total                                           191,499          231,040
  Less accumulated depreciation and amortization           (50,056)         (56,120)
                                                         ---------        ---------

           Plant and equipment - net                       141,443          174,920
                                                         ---------        ---------

INTANGIBLE ASSETS - Net                                     54,843           50,053

OTHER ASSETS                                                 5,876           13,028
                                                         ---------        ---------

TOTAL                                                    $ 329,157        $ 409,555
                                                         =========        =========


                                                                     (Continued)

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1997
(IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)


                                                                                            1996             1997
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade accounts payable                                                               $  25,779        $  31,949
  Accrued liabilities:
    Customer rebates                                                                       3,393            5,378
    Other                                                                                 16,106           21,278
  Long-term debt - current portion                                                           506              343
  Due to affiliates                                                                        5,966           15,279
  Income taxes payable                                                                       598            3,237
                                                                                       ---------        ---------

           Total current liabilities                                                      52,348           77,464

LONG-TERM DEBT                                                                           186,691          250,171

OTHER LIABILITIES                                                                          9,024            8,869

DEFERRED INCOME TAXES                                                                     14,082           10,077
                                                                                       ---------        ---------

           Total liabilities                                                             262,145          346,581
                                                                                       ---------        ---------

COMMITMENTS AND CONTINGENCIES
  (Notes 5, 6, 8, and 10)

STOCKHOLDERS' EQUITY:
  Common stock - Class A voting $1.00 par value; 50,000 shares authorized; 1,000 shares issued and outstanding at
    December 31, 1996                                                                          1
  Common stock - Class A voting no par value; 1,200,000 shares
    authorized; 1,000,001 shares issued and outstanding                                                    63,161
  Common stock - Class B voting no par value; 10,000 shares
    authorized; 6,999 shares issued and outstanding                                                           515
  Additional paid-in capital                                                              62,975
  Stockholder note receivable                                                                                (700)
  Retained earnings                                                                        5,053            5,393
  Translation adjustment                                                                  (1,017)          (5,395)
                                                                                       ---------        ---------

           Total stockholders' equity                                                     67,012           62,974
                                                                                       ---------        ---------

TOTAL                                                                                  $ 329,157        $ 409,555
                                                                                       =========        =========



See notes to consolidated financial statements.                      (Concluded)

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997 (IN THOUSANDS)


                                                             1995             1996             1997

SALES - Net                                             $ 325,036        $ 339,135        $ 491,163

COST OF SALES                                             273,520          288,884          424,868
                                                        ---------        ---------        ---------

GROSS PROFIT                                               51,516           50,251           66,295
                                                        ---------        ---------        ---------

OPERATING EXPENSES:
  Administration and other                                 18,662           12,502           17,794
  Sales and marketing                                      15,850           16,666           19,612
  Research and development                                  2,002            2,157            2,527
  Plant closing costs                                                       10,873            9,276
                                                        ---------        ---------        ---------

           Total operating expenses                        36,514           42,198           49,209
                                                        ---------        ---------        ---------

OPERATING INCOME                                           15,002            8,053           17,086

INTEREST EXPENSE - Net                                     (8,683)         (11,571)         (16,402)

OTHER INCOME (EXPENSE) - Net                               (2,293)          (3,826)             530
                                                        ---------        ---------        ---------

INCOME (LOSS) BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM                                    4,026           (7,344)           1,214
                                                        ---------        ---------        ---------

INCOME TAX EXPENSE (BENEFIT):
  Current                                                      88            2,334            5,027
  Deferred                                                  1,639           (6,490)          (4,188)
                                                        ---------        ---------        ---------

           Total income taxes                               1,727           (4,156)             839
                                                        ---------        ---------        ---------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                     2,299           (3,188)             375

EXTRAORDINARY ITEM - Loss on early
  extinguishment of debt (less applicable current
  income tax benefit of $780)                                               (1,338)
                                                        ---------        ---------        ---------

NET INCOME (LOSS)                                       $   2,299        $  (4,526)       $     375
                                                        =========        =========        =========


See notes to consolidated financial statements.

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997
(IN THOUSANDS)


                             COMMON STOCK    COMMON STOCK A     COMMON STOCK B  ADDITIONAL  STOCK
                            --------------- -----------------  -----------------  PAID-IN   HOLDERS    RETAINED TRANSLATION
                            SHARES   AMOUNT  SHARES   AMOUNT    SHARES   AMOUNT   CAPITAL  RECEIVABLE  EARNINGS  ADJUSTMENT  TOTAL
                            ------   ------  ------   ------    ------   ------   -------  ----------  --------  ----------  -----
BALANCE, JANUARY 1, 1995
  (As previously reported)       1    $   1                                       $59,735               $2,703     $(2,483) $59,956
  Adjustments to record the
     combinatiion with
     HCCI as a pooling of
     interest (Note 11)                                                                                  7,596                7,596
                              ----     ----  ------  -------    ------     ----    ------      -----    ------     -------  -------
BALANCE, JANUARY 1, 1995
  (As restated)                  1        1                                        59,735               10,299      (2,483)  67,552
  Dividends paid on common
   stock                                                                                                (3,000)              (3,000)
  Net income                                                                                             2,299                2,299
  Aggregate adjustment
    resulting from the
    translation of foreign
    currency statements                                                                                                948      948
  Other - including gain
    on sale of land
    to affiliate                                                                    3,240                   14                3,254
                              ----     ----  ------  -------    ------     ----    ------      -----    ------     -------  -------
BALANCE, DECEMBER 31, 1995       1        1                                        62,975                9,612      (1,535)  71,053
  Net loss                                                                                              (4,526)              (4,526)
   Aggregate adjustment
     resulting from the
     translation of foreign
     currency statements                                                                                               518      518
  Other                                                                                                    (33)                 (33)
                              ----     ----  ------  -------    ------     ----    ------      -----    ------     -------  -------
BALANCE, DECEMBER 31, 1996       1        1                                        62,975                5,053      (1,017)  67,012
  Net income                                                                                               375                  375
  Recapitalization (Note 1)     (1)      (1)    995  $62,661         5     $315   (62,975)
  Shares issued for note
    receivable                                    5      500         2      200                $(700)
  Aggregate adjustment
    resulting from the
    translation
    of foreign currency
    statements                                                                                                      (4,378)  (4,378)
  Other                                                                                                                (35)     (35)

                              ----     ----  ------  -------    ------     ----    ------      -----    ------     -------  -------
BALANCE, DECEMBER 31, 1997    None     None  $1,000  $63,161         7     $515      None      $(700)   $5,393     $(5,395) $62,974
                              ====     ====  ======  =======    ======     ====    ======      =====    ======     =======  =======

See notes to consolidated financial statements.

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997 (IN THOUSANDS)

                                                                         1995             1996             1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                 $   2,299        $  (4,526)       $     375
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Extraordinary item - loss on early extinguishment of debt                            1,338
    Depreciation and amortization                                      11,646           14,000           16,442
    Deferred income taxes                                               1,639           (6,490)          (4,188)
    Provision for losses on accounts receivable                           688              264              241
    Write-off of goodwill                                                                3,283            3,286
    Provision for write-down of plant and equipment                                      5,300            4,262
    Changes in operating assets and liabilities -
       net of assets acquired:
      Trade accounts receivable                                           995           (7,484)          (6,431)
      Other receivables                                                 2,857            4,957           (1,666)
      Inventories                                                       4,660          (12,833)           7,961
      Prepaid expenses and other                                          522           (2,665)           1,758
      Other assets                                                     (1,603)           3,174           (7,621)
      Trade accounts payable                                           (6,190)           3,825              340
      Income taxes receivable                                          (2,537)             200            3,427
      Accrued liabilities                                              (4,302)           9,722              (96)
      Due to affiliates                                                 2,318            5,153            8,839
      Other liabilities                                                  (204)           2,901            1,719
                                                                    ---------        ---------        ---------

           Net cash provided by operating activities                   12,788           20,119           28,648
                                                                    ---------        ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payment for purchase of CT Film, net of cash acquired                                                 (69,366)
  Payment for purchase of United Films Corporation                                     (12,276)
  Payment for purchase of Deerfield Plastics, net of
    cash acquired                                                                      (63,889)
  Payment for purchase of Performance Films                            (4,279)
  Sale of land to affiliate                                             3,239
  Capital expenditures for plant and equipment                        (19,479)         (12,774)         (17,861)
                                                                    ---------        ---------        ---------

           Net cash used in investing activities                      (20,519)         (88,939)         (87,227)
                                                                    ---------        ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                                (14,903)        (131,731)        (249,509)
  Proceeds from long-term debt                                         24,650          200,348          312,700
  Payment of cash dividend                                             (3,000)
                                                                    ---------        ---------        ---------

           Net cash provided by financing activities                    6,747           68,617           63,191
                                                                    ---------        ---------        ---------


                                                                     (Continued)

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997 (IN THOUSANDS)

                                                             1995            1996           1997
EFFECT OF EXCHANGE RATE CHANGES ON CASH                  $    692        $  3,660       $ (2,848)
                                                         --------        --------       --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                           (292)          3,457          1,764

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                7,482           7,190         10,647
                                                         --------        --------       --------

CASH AND CASH EQUIVALENTS, END OF YEAR                   $  7,190        $ 10,647       $ 12,411
                                                         ========        ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                             $  8,754        $    501       $ 27,596
                                                         ========        ========       ========
    Income taxes                                         $  2,656        $    800       $  1,614
                                                         ========        ========       ========




SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
(Note 11):

On June 1, 1995, the Company purchased all of the assets of Performance Films Corporation for approximately $4,279. In conjunction with the acquisition, liabilities assumed were as follows:


Fair value of assets acquired       $ 5,172
Cash paid                            (4,279)
                                    -------

Liabilities assumed                 $   893
                                    =======





On August 1, 1996, the Company purchased all of the outstanding capital stock of United Films Corporation (United) for approximately $12,276. In conjunction with the acquisition, liabilities assumed were as follows:



Fair value of assets acquired (including goodwill of $12,076)       $ 21,950
Cash paid                                                            (12,276)
                                                                    --------

Liabilities assumed                                                 $  9,674
                                                                    ========




                                                                     (Continued)

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997 (IN THOUSANDS)


On October 21, 1996, the Company purchased all of the outstanding capital stock of Deerfield Plastics, Inc. (Deerfield) for approximately $68,207. In conjunction with the acquisition, liabilities assumed were as follows:

Fair value of assets acquired (including goodwill of $18,400)       $ 90,265
Cash paid                                                            (68,207)
                                                                    --------

Liabilities assumed (including deferred acquisition payments)       $ 22,058
                                                                    ========



On September 30, 1997, the Company purchased all of the assets of CT Film (a division of Huntsman Polymers Corporation, formerly Rexene Corporation) and Rexene Corporation Limited (a wholly-owned subsidiary of Huntsman Polymers Corporation) for cash of approximately $70 million. In conjunction with the acquisition, liabilities assumed were as follows:

Fair value of assets acquired (including goodwill of $1,799)       $ 81,959
Cash paid                                                           (70,000)
                                                                   --------

Liabilities assumed                                                $ 11,959
                                                                   ========




See notes to consolidated financial statements.                      (Concluded)

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Huntsman Packaging Corporation and subsidiaries (collectively, the Company) produce plastic films for food packaging, pallet wrapping, shrink wrapping, and medical packaging; printed films and bags; specialty films; and foam packaging. The Company's manufacturing facilities are located in North America, Europe, and Australia.

      RECAPITALIZATION - Prior to September 30, 1997, the Company was a wholly-owned subsidiary of Huntsman Corporation (HC). On September 30, 1997, the Company was recapitalized by authorizing two new classes of common stock with identical rights, except that Class A stockholders are entitled to elect one of three directors and Class B stockholders are entitled to elect the other remaining directors. The 1,000 shares previously issued and outstanding were canceled.

      On September 30, 1997, the Company was separated from HC (the Split-Off). The Split-Off transaction occurred as follows:

      - Jon M. Huntsman exchanged 1,041,896 shares of HC common stock for 650,000 shares of the Company's common stock.

      - The Christena Karen H. Durham Trust (the Trust) exchanged 561,021 shares of HC common stock for 345,001 shares of Class A common stock and 4,999 shares of Class B common stock of the Company.

      Additionally, on September 30, 1997, Richard P. Durham purchased 5,000 shares of Class A Common Stock and 2,000 shares of Class B Common Stock of the Company in exchange for a note receivable.

      As a result of the recapitalization and the Split-Off, Jon M. Huntsman, majority shareholder of HC, Richard P. Durham and the Trust each became shareholders of the Company.

      PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Huntsman Packaging Corporation and its wholly-owned subsidiaries; Huntsman Deerfield Films Corporation; Huntsman United Films Corporation; Huntsman Preparatory, Inc.; Huntsman Container Corporation International; Huntsman Packaging Georgia, Inc.; Huntsman Film Products of Mexico, Inc.; and Huntsman Bulk Packaging Corporation (see
      Note 14). All significant intercompany balances and transactions have been eliminated in consolidation.

      USE OF ESTIMATES IN PREPARING FINANCIAL STATEMENTS - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      REVENUE RECOGNITION - Sales revenue is recognized upon shipment of product in fulfillment of a customer order.

      CARRYING VALUE OF LONG-TERM ASSETS - The Company evaluates the carrying value of long-term assets, including intangible assets, based upon current and anticipated undiscounted cash flows, and recognizes an impairment when such estimated cash flows will be less than the carrying value of the asset. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and fair value.

      INVENTORIES - Inventories consist principally of finished film products and the raw materials necessary to produce them. Finished goods inventories are carried at the lower of cost (on a first-in, first-out basis) or market.

      PLANT AND EQUIPMENT - Plant and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

         Land improvements                                                                    5 years
         Buildings and improvements                                                          20 years
         Machinery and equipment                                                            7-15 years
         Furniture, fixtures, and automobiles                                                3-7 years
         Leasehold improvements                                                    Shorter of the term of lease
                                                                                         or economic life

      INTANGIBLE ASSETS - Intangible assets are stated at cost and amortized using the straight-line method over the estimated useful lives of the assets as follows:

         Cost in excess of fair value of net assets acquired                       40 years
         Other intangible assets                                                 2-15 years

      OTHER ASSETS - Other assets consist primarily of deferred debt issuance costs, deposits, spare parts, and the cash surrender values of life insurance policies.

      CASH AND CASH EQUIVALENTS - For the purposes of the consolidated statements of cash flows, the Company considers cash in checking accounts and in short-term highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. Cash and cash equivalents generated outside of the United States are generally subject to tax liabilities if repatriated.

      INCOME TAXES - The Company uses the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. Subsequent to the Split-Off, the Company will file its own consolidated income tax returns. Prior to the Split-Off in 1997 and during 1996, the Company's operations were included in consolidated U.S. income tax returns of HC. Prior to 1996, the Company was included in the consolidated returns of other affiliated entities. The intercompany tax allocation policy provided for each subsidiary to calculate its own provision on a "separate return basis".

      DERIVATIVE FINANCIAL INSTRUMENTS - The Company enters into interest rate collar and swap agreements to manage interest rate risk on long-term debt. These agreements are classified as hedges or matched transactions. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense. The related amount payable to or receivable from the counterparties is included in other liabilities or assets. Gains and losses on terminations of interest-rate swap agreements are deferred and amortized as an adjustment to interest expense over the lesser of the remaining term of the original contract or the life of the debt.

      ENVIRONMENTAL EXPENDITURES - Environmental related restoration and remediation costs are recorded as liabilities when site restoration and environmental remediation and clean-up obligations are either known or considered probable, and when the related costs can be reasonably estimated. Other environmental expenditures, that are principally maintenance or preventative in nature, are recorded when expended and expensed or capitalized as appropriate.

      FOREIGN CURRENCY TRANSLATION - The accounts of the Company's foreign subsidiaries consider local currency to be the functional currency. Accordingly, assets and liabilities are translated at rates prevailing at the balance sheet date. Revenues, expenses, gains, and losses are translated at a weighted average rate for the period. Transactions are translated at the rate prevailing as of the transaction date. Cumulative translation adjustments are recorded as an adjustment to stockholders' equity in a separate translation adjustment account.

      ACCOUNTING STANDARDS - In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, Reporting Comprehensive Income. This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. This Statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The impact of SFAS No. 130 on the Company is not expected to be material in relation to the consolidated financial statements.

      In June 1997, the FASB issued SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company does not expect the impact of SFAS No. 131 to be material in relation to the consolidated financial statements.

2.    INVENTORIES

      Inventories consist of the following at December 31, 1996 and 1997 (in thousands):


                         1996          1997
Finished goods        $34,843       $39,632
Raw materials          14,586        23,341
Work-in-process         4,012         5,453
                      -------       -------

Total                 $53,441       $68,426
                      =======       =======

3.    PLANT CLOSING COSTS

      As the Company has completed recent acquisitions (see Note 11), it has developed a plan to close its less efficient production facilities and utilize available capacity at other facilities. During 1997 the Company terminated operations at its Dallas, Texas and Bowling Green, Kentucky flexible packaging facilities. Included in 1996 operating expenses is a $3.3 million provision for the write-off of impaired goodwill and a $5.3 million provision for the write-down of impaired plant and equipment associated with the two operations. Also, included in operating expenses is an accrual for reduction in work force costs of $1.1 million associated with the elimination of approximately 81 full-time equivalent employees from all levels of operations and an accrual of $1.2 million of other costs related to the closure of the facilities. As of December 31, 1997, these plant closings were completed and no additional costs are anticipated.

      During 1997, the Company announced its plan to terminate operations at its Carrollton, Ohio flexible packaging facility. Included in 1997 operating expenses is a $3.3 million provision for the write-off of impaired goodwill and a $4.2 million provision for the write-down of impaired plant and equipment associated with the facility. Also, included in operating expenses is an accrual for reduction in work force costs of $1.6 million associated with the elimination of approximately 83 full-time equivalent employees from all levels of operations and an accrual of $0.2 million of other costs related to the closure of the facilities.

4.    INTANGIBLE ASSETS

      The cost of intangible assets and accumulated amortization at December 31, 1996 and 1997 is as follows (in thousands):

                                                                        1996            1997
          Cost in excess of fair value of net assets acquired       $ 52,200        $ 50,458
          Trademarks                                                   4,676           4,676
          Noncompete agreements                                        7,283           7,283
          Other                                                        4,455           4,455
                                                                    --------        --------

          Total                                                       68,614          66,872
          Less accumulated amortization                              (13,771)        (16,819)
                                                                    --------        --------

          Total                                                     $ 54,843        $ 50,053
                                                                    ========        ========


      Amortization expense on intangible assets was approximately $2,736, $1,596, and $3,058 for the years ended December 31, 1995, 1996, and 1997, respectively.

5.    LONG-TERM DEBT

      Long-term debt as of December 31, 1996 and 1997 consists of the following (in thousands):

                                                                                          1996             1997
          Credit Agreement:
            Revolver, variable interest, weighted average 7.93% as of
              December 31, 1997                                                                       $  47,000
            Term Loan, variable interest, 7.72% as of December 31, 1997                                  75,000
          Senior subordinated notes                                                                     125,000
          Line of credit agreement, interest at 8.5%, due September 2000                                  2,852
          Borrowings under the HC credit facilities, repaid September 30, 1997
                                                                                     $ 186,085
          Obligations under capital leases (Note 6)                                      1,107              531
          Other                                                                              5              131
                                                                                     ---------        ---------

          Total                                                                        187,197          250,514
          Less current portion                                                            (506)            (343)
                                                                                     ---------        ---------

          Long-term portion                                                          $ 186,691        $ 250,171
                                                                                     =========        =========

      On September 30, 1997, the Company entered into a credit agreement (the Credit Agreement). The Credit Agreement provides for an eight year $75 million term loan (the Term Loan) and a seven year $150 million revolving credit facility (the Revolver), $20 million of which may be used for the issuance of letters of credit and $5 million of which is available as a swingline facility.

      The Term Loan and Revolver bear interest, at the Company's option, at adjusted LIBOR plus a margin commencing at 2% per annum or the bank's adjusted base rate plus a margin commencing at 0.75% per annum. The Company pays a quarterly commitment fee on the unused amount of the Revolver at a rate commencing at 0.5% per annum. Such margins and the commitment fee are subject to reduction if the Company achieves certain ratios. As of December 31, 1997, the Company had unused letters of credit of approximately $10,600,000.

      The Term Loan amortizes quarterly commencing in 2001. The Term Loan is subject to mandatory prepayment with 50% of excess cash flow (as defined) and the net proceeds of certain asset sales and debt and equity issuances. Additionally, obligations under the Credit Agreement are guaranteed by the assets of all of the Company's domestic subsidiaries. The Credit Agreement does not permit cash dividends and contains covenants customary for transactions of this type, including restrictions on indebtedness, liens, asset sales, capital expenditures, acquisitions, investments, transactions with affiliates, and other restricted payments. The Credit Agreement also contains financial covenants, including ratio of maximum total debt to EBITDA, minimum interest coverage ratio, and minimum net worth.

      Also on September 30, 1997, the Company issued $125,000,000 of 9.125% unsecured senior subordinated notes which mature on October 1, 2007 (the Notes). Interest on the Notes is payable semi-annually on each April 1 and October 1, commencing April 1, 1998. The Notes are guaranteed by the Company's domestic subsidiaries (Note 14).

      The Notes are redeemable, at the Company's option, in whole at any time or in part from time to time, on or after October 1, 2002, at redemption prices decreasing from 104.563% to 100% of the outstanding principal balance after October 2005. Additionally, up to 35% of the Notes may be redeemed prior to October 1, 2000, with the proceeds of one or more equity offerings at a price equal to 109.125% of the principal amount.

      The Notes are subject to certain covenants customary to this type of transaction including restrictions on the incurrence of additional indebtedness, certain restricted payments, asset sales, dividend and other payment restrictions affecting subsidiaries, liens, mergers, and transactions with affiliates.

      Management believes the Company was in compliance with the covenants of the Credit Agreement and the Notes as of December 31, 1997.

      The proceeds of the Credit Agreement and the Notes were used to repay indebtedness to HC, at the time of the Split-Off and to purchase CT Film (see Notes 1 and 11).

      On January 29, 1996, the Company wrote-off approximately $2.1 million of previously deferred loan costs, which have been recorded, net of the applicable income tax benefit of approximately $780,000, as an extraordinary item in the accompanying 1996 consolidated statement of operations.

      The scheduled maturities of long-term debt by year as of December 31, 1997 are as follows (in thousands):


Year ending December 31:
  1998                                                       $     343
  1999                                                              45
  2000                                                           2,898
  2001                                                           1,920
  2002                                                          17,545
  Thereafter                                                   227,763
                                                             ---------

Total                                                        $ 250,514
                                                             =========


      In 1997, the Company entered into interest rate collar and swap contracts to manage interest rate risk on long-term debt. The Company purchased an interest rate collar agreement to reduce the impact of changes in interest rates on its floating-rate long-term debt. The collar agreement entitles the Company to receive from the counterparty (a major bank) the amounts, if any, by which the Company's interest payments on certain of its floating-rate borrowings exceed 6.25%. The collar agreement requires the Company to pay to the counterparty the amounts, if any, by which the Company's interest payments on certain of its floating-rate borrowings are less than 5.25%

      The net premium paid for the collar agreement purchased is included in other assets in the consolidated balance sheets and is amortized to interest expense over the term of the agreement. Amounts receivable or payable under the agreement are recognized as yield adjustments over the life of the related debt.

      The Company is exposed to credit losses in the event of nonperformance by the counterparty to the financial instrument. The Company anticipates, however, that the counterparty will be able to fully satisfy its obligations under the contract. Market risk arises from changes in interest rates.

      As of December 31, 1997, the Company had one outstanding interest rate collar contract. The terms of the agreement are as follows:

         Notional amount                                     $20,000,000
         Maturity date                                  November 5, 2001
         Cap rate                                                  6.25%
         Floor rate                                                5.25%

      The Company also entered into a series of interest rate swap agreements to hedge the interest rate exposure in anticipation of issuing the Notes. The agreements were accounted for as hedges and were subsequently terminated. Termination costs of approximately $1.2 million are being amortized to interest expense over the life of the Notes.

6.    LEASES

      CAPITAL LEASES - The Company is obligated under various capital leases for land, a building, and machinery and equipment that expire at various dates through 2007. At December 31, 1996 and 1997, the gross amounts of plant and equipment and related accumulated amortization recorded under capital leases were as follows (in thousands):


                                                 1996           1997
          Building                            $   671        $   671
          Machinery                             1,512          1,512
                                              -------        -------

          Total cost                            2,183          2,183
          Less accumulated amortization        (1,402)        (1,652)
                                              -------        -------

          Net                                 $   781        $   531
                                              =======        =======



      OPERATING LEASES - The Company also has several noncancelable operating leases, primarily for vehicles, equipment, warehouse, and office space, that expire through 2006, as well as month-to-month leases. The total expense recorded under all operating lease agreements in the accompanying consolidated statements of operations is approximately $2,038,000, $2,291,000, and $2,912,000 for the years ended December 31, 1995, 1996, and 1997, respectively.

Future minimum lease payments under operating leases and the present value of future minimum capital lease payments as of December 31, 1997 are as follows (in thousands):


                                                                     CAPITAL       OPERATING
                                                                      LEASES        LEASES
                                                                      ------        ------
Years ending December 31:
1998                                                                  $  340        $2,673
1999                                                                      46         2,117
2000                                                                      45         1,725
2001                                                                      45         1,238
2002                                                                      45           709
  Thereafter                                                             261           879
                                                                      ------        ------
Total minimum lease payments                                             782        $9,341
                                                                                    ======

Amounts representing interest at rates ranging from 6% to 14.5%         (251)
                                                                      ------

Present value of net minimum capital lease payments (Note 5)          $  531
                                                                      ======


7.    INCOME TAXES

      The following is a summary of domestic and foreign provisions for current and deferred income taxes and a reconciliation of the U.S. statutory income tax rate to the effective income tax rate.

      The provision (benefit) for income taxes for the years ended December 31, 1995, 1996, and 1997 is as follows (in thousands):


                                                                    1995            1996          1997
                                                                   -------        -------        -------
Current:
  Federal                                                          $  (753)
  State                                                                (86)                      $ 1,156
  Foreign                                                              927        $ 2,334          3,871
                                                                   -------        -------        -------

  Total current                                                         88          2,334          5,027
                                                                   -------        -------        -------

Deferred:
  Federal                                                              592         (5,876)        (4,110)
  State                                                                 68           (671)          (470)
  Foreign                                                              979             57            392
                                                                   -------        -------        -------

  Total deferred                                                     1,639         (6,490)        (4,188)
                                                                   -------        -------        -------

Total income tax expense (benefit) (excluding current
  income tax benefit of $780 for extraordinary item in 1996)       $ 1,727        $(4,156)       $   839
                                                                   =======        =======        =======

The effective income tax rate reconciliations for the years ended December 31, 1995, 1996, and 1997 are as follows (in thousands):


                                                            1995           1996           1997
                                                           -------        -------        -------
Income (loss) before income taxes and
  extraordinary item                                       $ 4,026        $(7,344)       $ 1,214
Extraordinary item - loss on early extinguishment
  of debt                                                                  (2,118)
                                                           -------        -------        -------

Total                                                      $ 4,026        $(9,462)       $ 1,214
                                                           =======        =======        =======

Expected tax (benefit) at U.S. statutory rate of 35%       $ 1,409        $(3,312)       $   425

Increase (decrease) resulting from:
  Nondeductible cost in excess of fair value of
    net assets acquired                                                     1,186          1,150
  State taxes                                                  (18)          (663)            49
  Foreign rate difference and other (net)                      336         (2,147)          (785)
                                                           -------        -------        -------

Total income tax expense (benefit) (including $780
  benefit in 1996 related to extraordinary item)           $ 1,727        $(4,936)       $   839
                                                           =======        =======        =======

Effective income tax rate                                   42.9 %         67.2 %         69.1 %
                                                           =======        =======        =======


Components of net deferred income tax assets and liabilities as of December 31, 1996 and 1997 are as follows (in thousands):


                                                                          LONG-
DECEMBER 31, 1996                                        CURRENT          TERM
                                                         --------        --------
Deferred income tax assets:
  Allowance for doubtful trade accounts receivable       $    559
  Net operating loss carryforward                                        $  3,591
  Amortization of intangibles                                               1,071
  Plant closing costs not deducted for tax                                  3,392
  Inventory                                                   828
  AMT credit carryforward                                                     540
  Other                                                        74             272
                                                         --------        --------

  Total                                                     1,461           8,866
                                                         --------        --------

Deferred income tax liabilities:
  Tax depreciation in excess of book depreciation                         (21,898)
  Other                                                      (373)         (1,050)
                                                         --------        --------

  Total                                                      (373)        (22,948)
                                                         --------        --------

Net deferred income tax asset (liability)                $  1,088        $(14,082)
                                                         ========        ========

                                                                          LONG-
DECEMBER 31, 1997                                         CURRENT         TERM
                                                         --------        --------
Deferred income tax assets:
  Allowance for doubtful trade accounts receivable       $    577
  Net operating loss carryforward                                        $  4,685
  Amortization of intangibles                                                 501
  Plant closing costs not deducted for tax                                  4,439
  Inventory                                                   234
  AMT and foreign tax credit carryforward                                   3,617
  Other                                                       834           1,088
                                                         --------        --------

  Total                                                     1,645          14,330
                                                         --------        --------

Deferred income tax liabilities:
  Tax depreciation in excess of book depreciation                         (23,086)
  Other                                                      (374)         (1,321)
                                                         --------        --------

  Total                                                      (374)        (24,407)
                                                         --------        --------

Net deferred income tax asset (liability)                $  1,271        $(10,077)
                                                         ========        ========


      As of December 31, 1997, the Company had net operating loss carryforwards of approximately $11,700,000 expiring in 2012.

8.    EMPLOYEE BENEFIT PLANS

      DEFINED CONTRIBUTION PLAN - The Company sponsors a salary deferral plan covering substantially all of its non-union domestic employees. Plan participants may elect to make voluntary contributions to this plan up to a specified amount of their compensation. The Company contributes 1% of the participants' compensation and also matches employee contributions up to 2% of the participants' compensation. The Company expensed approximately $1,158,000, $873,000, and $3,143,000 as its contribution to this plan for the years ended December 31, 1995, 1996, and 1997, respectively.

      DEFINED BENEFIT PLANS - The Company sponsors three noncontributory defined benefit pension plans (the United States plans) covering domestic employees with 1,000 or more hours of service. The Company funds the actuarially computed retirement cost. Contributions are intended to not only provide for benefits attributed to service to date but also for those expected to be earned in the future. The Company also sponsors a defined benefit plan in Germany (the Germany plan). The consolidated accrued net pension expense for the years ended December 31, 1995, 1996, and 1997 includes the following components (in thousands):

UNITED STATES PLANS (CONSISTING OF THE CORPORATE,        1995           1996          1997
  AND TWO UNION PLANS):                                -------        -------        -------
Service cost - benefits earned during the period       $ 1,703        $ 1,717        $ 2,240
Interest cost on projected benefit obligation              430            520          1,686
Actual return on assets                                   (860)          (683)        (1,769)
Other                                                      465            107              6
                                                       -------        -------        -------
Total accrued pension expense                          $ 1,738        $ 1,661        $ 2,163
                                                       =======        =======        =======

GERMANY PLAN:

Service cost - benefits earned during the period       $    82        $    77        $    58
Interest cost on projected benefit obligation               75             22             56
Other                                                      (57)
                                                       -------        -------        -------
Total accrued pension expense                          $   100        $    99        $   114
                                                       =======        =======        =======


The following table sets forth the funded status of the United States plans and the Germany plan as of December 31, 1996 and 1997 and the amounts recognized in the consolidated balance sheets at those dates (in thousands):


UNITED STATES PLANS (CONSISTING OF THE CORPORATE,                              1996            1997
  AND TWO UNION PLANS):                                                      --------        --------
Actuarially computed present value of accumulated benefit obligations:
  Vested                                                                     $ 10,966        $ 15,061
  Nonvested                                                                     2,319           2,983
                                                                             --------        --------

Total                                                                        $ 13,285        $ 18,044
                                                                             ========        ========

Actuarially computed present value of projected
  benefit obligations for service rendered to date                           $ 18,861        $ 25,147
Less plan assets at fair value, principally comprised
  of equity and bond funds                                                    (19,294)        (22,764)
                                                                             --------        --------

Projected benefit obligation in excess of (less than)
  plan assets                                                                    (433)          2,383
Unrecognized net gain                                                           2,247           1,878
Unrecognized prior service cost                                                   (70)           (299)
Additional liability                                                                               14
                                                                             --------        --------

Accrued long-term pension liability included
  in other liabilities                                                       $  1,744        $  3,976
                                                                             ========        ========

For the above calculations, increases in future compensation of rates ranging from 4.00% through 4.75% were used for the non-union plans. There was no increase in future compensation used for the two union plans. For the calculations, a discount rate of 7.00% and an expected rate of return on plan assets of 9.0% were used for all plans.


GERMANY:                                                                      1996         1997
                                                                             ------       ------
Actuarially computed present value of accumulated benefit obligations:
  Vested                                                                     $  695       $  565
  Nonvested                                                                     284          190
                                                                             ------       ------

Total                                                                        $  979       $  755
                                                                             ======       ======

Actuarially computed present value of projected
  benefit obligations for service rendered to date                           $1,249       $  956
Less plan assets                                                               None         None

Projected benefit obligation in excess of plan assets                         1,249          956
Unrecognized net gain                                                           110           84
                                                                             ------       ------

Accrued long-term pension liability included in other liabilities            $1,359       $1,040
                                                                             ======       ======


Increases in future compensation ranging from 2.5% through 3.5% and discount rates ranging from 6.5% through 7.0% were used in determining the actuarially computed present value of the projected benefit obligation of the Germany plan. The cash surrender value of life insurance policies for Germany plan participants included in other assets is approximately $506,000 and $525,000 as of December 31, 1996 and 1997, respectively.

FOREIGN PLANS OTHER THAN GERMANY - Employees in other foreign countries are covered by various post employment arrangements consistent with local practices and regulations. Such obligations are not significant and are included in the consolidated financial statements in other liabilities.

9.    RELATED PARTY TRANSACTIONS

      The accompanying consolidated financial statements include the following balances and transactions with affiliated companies not disclosed elsewhere (in thousands):


                                                       1995           1996           1997
                                                     --------       --------       --------
BALANCES AT DECEMBER 31, 1996 AND 1997:

  Due to Huntsman Corporation and subsidiaries                      $  5,966       $ 15,279
  Long-term debt - Huntsman Corporation                              186,085

TRANSACTIONS FOR THE YEARS ENDED
  DECEMBER 31, 1995, 1996, AND 1997:

  With Huntsman Corporation and subsidiaries:
    Inventory purchases                              $ 10,446       $  9,449       $ 15,692
    Rent expense under operating lease                                   353            423
    Administrative expenses                             1,980          2,126          4,220
    Sale of land                                        3,239


      ROYALTY TRANSACTION WITH HUNTSMAN GROUP INTELLECTUAL PROPERTIES HOLDING CO. (HUNTSMAN INTELLECTUAL) - During 1996, the Company and other affiliates entered into a royalty agreement (the Royalty Agreement) with Huntsman Intellectual whereby the Company paid Huntsman Intellectual a royalty for the use of certain trademarks, etc. Huntsman Intellectual was owned by the Company and certain subsidiaries of HC. During 1996 and 1997, the Company paid royalties of approximately $1,708,000 and $1,926,000 to Huntsman Intellectual. Huntsman Intellectual recorded a patronage dividend to the Company of $1,092,000 and $1,233,000 during 1996 and 1997. The royalty expense is included in administration and other expense. The dividend is included in other income. Immediately prior to the Split-Off, the patronage dividend receivable from Huntsman Intellectual at the date of the Split-Off was settled in full. The Company's ownership of Huntsman Intellectual and its participation in the Royalty Agreement was terminated. The Company no longer uses the trademarks, etc. covered under the Royalty Agreement.

      CT FILM EMPLOYEES - Subsequent to the purchase of CT Film from Huntsman Polymers Corporation (a subsidiary of HC) (Huntsman Polymers) (see Note
      11), employees associated with the CT Film operation remained employed by Huntsman Polymers through December 31, 1997. The total payroll and benefits costs incurred by Huntsman Polymers from September 30, 1997 to December 31, 1997 for these employees of approximately $6,205,000 was allocated to the Company and are included in cost of sales and operating expenses in the consolidated statement of operations.

      INSURANCE COVERAGE - The Company obtains some of its insurance coverage under policies of HC. Reimbursement payments to HC are based on premium allocations which are determined in cooperation with an independent insurance broker.

      ADMINISTRATIVE EXPENSES - Prior to the Split-Off, HC allocated administrative expenses to the Company for the estimated portion of the total costs incurred by HC resulting from services provided to the Company and is included in administrative and other expense in the consolidated statement of operations. In connection with the Split-Off, the Company entered into a services agreement with HC covering the provision of certain tax, finance, treasury, and other administrative services.

      OFFICE SPACE - The Company is obligated to pay rent calculated as a pro rata portion (based on its percentage occupancy) of the mortgage loan on the HC headquarters facility. The mortgage loan expires on December 31, 2005. Payments under this obligation were included in administrative expenses above.

10.   COMMITMENTS AND CONTINGENCIES

      INDEMNITY AGREEMENT - The Company's operations are subject to extensive environmental laws and regulations concerning emissions to the air, discharges to surface and subsurface waters, and the generation, handling, storage, transportation, treatment, and disposal of waste materials, as adopted by various governmental authorities in the jurisdictions in which the Company operates. The Company makes every reasonable effort to remain in full compliance with existing governmental regulations. In conjunction with a sale of a plant site in 1992, the Company has agreed to indemnify environmental losses of up to $5 million which may have been created at the plant site between January 1, 1988 and May 18, 1992. This indemnity expires on May 8, 2002 and reduces ten percent each year beginning May 12, 1997. The Company believes that the ultimate liability, if any, resulting from this indemnification will not be material to the Company's consolidated financial statements.

      ROYALTY AGREEMENTS - The Company has entered into royalty agreements (the Agreements) for the right to use certain patents in the production of certain plastic film. The Company paid a fee of $450,000 to the patent holder for the first 2,250,000 pounds of film produced in North America. The Agreements require the Company to pay the patent holder a fee of $.10 for each pound produced in excess of 2,250,000 pounds but less than 37,500,000 pounds and $.05 per pound for each pound produced in excess of 37,500,000 pounds in North America. The Agreements require the Company to pay certain fees to obtain the rights to sell the product outside of North America. The Agreements also require the Company to pay $.075 per pound of product sold outside of North America. The Company has the option to maintain these rights in subsequent years for certain agreed-upon fees. The Agreements terminate upon the expiration of the related patents in 2009.

      LITIGATION - The Company is party to litigation and claims arising in the ordinary course of business. Management believes, after consulting with legal counsel, that the liabilities, if any, arising from such litigation and claims will not have a material adverse effect on the Company's consolidated financial statements.

11.   ACQUISITIONS

      UNITED FILMS CORPORATION - On July 31, 1996, the Company acquired all of the issued and outstanding common stock of United Films Corporation for cash of approximately $12,276,000. The acquisition has been accounted for using the purchase method of accounting; as such, results of operations have been included in the accompanying consolidated financial statements from the date of acquisition. In conjunction with the acquisition, the Company recorded goodwill of approximately $12,076,000, which is being amortized on a straight-line basis over 40 years.

      DEERFIELD PLASTICS COMPANY, INC. - Effective October 21, 1996, the Company acquired all of the issued and outstanding common stock of Deerfield Plastics Company, Inc. for cash of approximately $68,207,000, a $1,400,000 payment made in 1997 based on Deerfield's working capital at the acquisition date, a deferred payment paid in 1997 of $2,170,000, and deferred payments over the next two years totaling $3,000,000. The acquisition has been accounted for using the purchase method of accounting; as such, results of operations have been included in the accompanying consolidated financial statements from the date of acquisition. In conjunction with the acquisition, the Company recorded goodwill of approximately $18,400,000, which is being amortized on a straight-line basis over 40 years.

      CT FILM - At the close of business on September 30, 1997, the Company acquired all of the assets of CT Film (a division of Huntsman Polymers Corporation, formerly Rexene Corporation) and Rexene Corporation Limited (a wholly-owned subsidiary of Huntsman Polymers Corporation) for approximately $70 million cash. The acquisition has been accounted for using the purchase method of accounting; as such, results of operations have been included in the accompanying consolidated financial statements from the date of acquisition. The Company has not finalized its plan to exit certain of the activities acquired with the purchase of CT Film. Management intends to complete plans and record a liability as an adjustment to the purchase price during the first half of 1998. In conjunction with the acquisition, the Company recorded goodwill of approximately $1,799,000 which is being amortized on a straight-line basis over 40 years.

      The pro forma results of operations of the Company for the years ended December 31, 1996 and 1997 (assuming the acquisitions of United Films Corporation, Deerfield Plastics Company, Inc., and CT Film had occurred as of January 1, 1996) are as follows (in thousands):


                  1996            1997
               ---------        ---------
Revenues       $ 567,556        $ 614,662
Net loss          (1,342)          (5,600)


      HUNTSMAN CONTAINER CORPORATION INTERNATIONAL (HCCI) - On August 31, 1996, HC contributed all of the outstanding capital stock of HCCI to the Company in the form of a capital contribution. The transaction was accounted for at historical costs in a manner similar to a pooling of interests and the accompanying financial statements for 1995 and 1996 have been restated as if the Company and HCCI had been combined at January 1, 1995. At the date of the merger, assets and liabilities were $27,090,000 and $16,631,000, respectively. There were no significant intercompany transactions prior to the merger.

      Consolidated sales and net income for 1995 and 1996 as previously reported and as restated are as follows (in thousands):


                                THE COMPANY
                               AS PREVIOUSLY
1995                             REPORTED             HCCI           AS RESTATED
                                 ---------          ---------         ---------
Net sales                        $ 279,991          $  45,045         $ 325,036
Net income                             936              1,363             2,299

1996

Net sales                        $ 308,092          $  31,043         $ 339,135
Net income (loss)                   (6,025)             1,499            (4,526)

12.   SEGMENTS OF BUSINESS

      The Company operates principally in two business segments (Flexible Packaging and Foam Products) and three geographic areas (United States, Europe, and other). The following is information regarding the two business segments (in thousands). Sales between industry segments are insignificant.


LINES OF BUSINESS                                        1996               1997
                                                     --------           --------
IDENTIFIABLE ASSETS:
  Flexible Packaging                                 $298,685           $367,413
  Foam Products                                        28,982             30,226
                                                     --------           --------

  Total identifiable assets                           327,667            397,639
Corporate assets                                        1,490              7,770
                                                     --------           --------

TOTAL                                                $329,157           $405,409
                                                     ========           ========



                                               1995             1996             1997
                                            ---------        ---------        ---------
NET SALES TO UNAFFILIATED CUSTOMERS:
  Flexible Packaging                        $ 279,991        $ 295,679        $ 447,743
  Foam Products                                45,045           43,456           43,420
                                            ---------        ---------        ---------

TOTAL                                       $ 325,036        $ 339,135        $ 491,163
                                            =========        =========        =========

OPERATING INCOME:
  Flexible Packaging                        $  17,075        $   8,238        $  19,631
  Foam Products                                 1,894            3,915            4,010
  General Corporate expenses                   (3,967)          (4,100)          (6,555)
                                            ---------        ---------        ---------

  Total operating income                       15,002            8,053           17,086
Interest expense - net                         (8,683)         (11,571)         (16,402)
Other income (expense) - net                   (2,293)          (3,826)             530
                                            ---------        ---------        ---------

INCOME (LOSS) BEFORE INCOME
  TAXES AND EXTRAORDINARY ITEM              $   4,026        $  (7,344)       $   1,214
                                            =========        =========        =========

DEPRECIATION AND AMORTIZATION:
  Flexible Packaging                        $   8,224        $  11,353        $  13,375
  Foam Products                                 1,073            1,102            1,801
  Corporate                                     2,349            1,545            1,266
                                            ---------        ---------        ---------

TOTAL                                       $  11,646        $  14,000        $  16,442
                                            =========        =========        =========

EXPENDITURES FOR PLANT AND EQUIPMENT:
  Flexible Packaging                        $  18,431        $   8,942        $  14,833
  Foam Products                                   623            3,127            2,602
  Corporate                                       425              705              426
                                            ---------        ---------        ---------

TOTAL                                       $  19,479        $  12,774        $  17,861
                                            =========        =========        =========

GEOGRAPHIC AREA              1996           1997
                           --------       --------
IDENTIFIABLE ASSETS:
  United States            $270,493       $336,897
  Europe                     39,843         54,643
  Other                      18,821         18,015
                           --------       --------

  Total                    $329,157       $409,555
                           ========       ========


                                              1995             1996             1997
                                           ---------        ---------        ---------
NET SALES TO UNAFFILIATED CUSTOMERS:

  United States                            $ 220,542        $ 236,726        $ 389,069
  Europe                                      68,966           68,008           69,091
  Other                                       35,528           34,401           33,003
                                           ---------        ---------        ---------

Total                                      $ 325,036        $ 339,135        $ 491,163
                                           =========        =========        =========

OPERATING INCOME:

  United States                            $  13,917        $   1,285        $  13,516
  Europe                                       2,357            6,926            6,780
  Other                                        2,695            3,942            3,345
  General corporate expenses                  (3,967)          (4,100)          (6,555)
                                           ---------        ---------        ---------

Total                                      $  15,002        $   8,053        $  17,086
                                           =========        =========        =========


13.   ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

      The estimated fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. In the case of cash and cash equivalents, the carrying amount is considered a reasonable estimate of fair value. The carrying amount of floating rate debt approximates fair value because of the floating interest rates associated with such debt. The fair value of fixed rate debt is estimated by discounting estimated future cash flows through the projected maturity using market discount rates that approximately reflect the credit risk, operating cost, and interest rate risk potentially inherent in the notes. The estimated fair value of off-balance sheet instruments is obtained from market quotes representing the estimated amount the Company would receive or pay to terminate the contract, taking into account current interest rates.

      Fair value estimates are made at a specific point in time. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, interest rate levels, and other factors. These estimates are subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined or relied on with any degree of certainty. Changes in assumptions could significantly affect the estimates.

      A summary of the carrying amounts and estimated fair values for the Company was as follows (in thousands):


                                               1996                             1997
                                     -------------------------        -------------------------
                                      CARRYING       ESTIMATED         CARRYING       ESTIMATED
                                       AMOUNT        FAIR VALUE         AMOUNT       FAIR VALUE
                                     ---------       ---------        ---------       ---------
Financial assets - cash
  and cash equivalents               $  10,647       $  10,647        $   8,265       $   8,265
                                     =========       =========        =========       =========

Financial liabilities:
  Floating rate debt                 $ 186,691       $ 186,691        $ 125,516       $ 125,516
  Fixed rate debt                         None            None          125,000         127,500
                                     ---------       ---------        ---------       ---------

Total financial liabilities          $ 186,691       $ 186,691        $ 250,516       $ 253,016
                                     =========       =========        =========       =========

Off-Balance Sheet Instruments:
  Interest rate collar                                                $     144       $    (134)
  Letter of credit                                                         None             (50)


14.      CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

         The following are consolidating condensed financial statements which present, in separate columns, Huntsman Packaging Corporation carrying its investment in subsidiaries under the equity method, on a combined basis the guarantors of Huntsman Packaging Corporation, and on a combined basis the non-guarantors of Huntsman Packaging Corporation, with additional columns reflecting eliminating adjustments and the consolidated total as of December 31, 1996 and 1997 and for the years ended December 31, 1995, 1996 and 1997. There are no restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to Huntsman Packaging Corporation. On September 29, 1997, in connection with the Split-Off, Huntsman Film Products Corporation, a guarantor subsidiary, was merged into Huntsman Packaging Corporation. This was a transaction of entities under common control which was accounted for in a manner similar to a pooling of interests. The consolidating condensed financial statements of Huntsman Packaging Corporation (Parent Only) for 1995, 1996 and 1997 have been presented as if Huntsman Film Products Corporation had been combined on January 1, 1995. The consolidating condensed financial statements are included herein because management has concluded that separate financial statements relating to the guarantors are not material to investors.

                 HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

                    CONSOLIDATING CONDENSED INCOME STATEMENT
                                 (IN THOUSANDS)
                                DECEMBER 31, 1995


                                             HUNTSMAN                                         CONSOLIDATED
                                            PACKAGING         COMBINED                          HUNTSMAN
                                           CORPORATION          NON-                            PACKAGING
                                           PARENT ONLY       GUARANTOR       ELIMINATIONS      CORPORATION
                                           -----------       ---------       ------------      -----------
SALES - Net                                 $ 221,796        $ 104,558        $  (1,318)       $ 325,036
COST OF SALES                                 184,614           90,224           (1,318)         273,520
                                            ---------        ---------        ---------        ---------

GROSS PROFIT                                   37,182           14,334                            51,516
TOTAL OPERATING EXPENSES                       27,133            9,381                            36,514
                                            ---------        ---------        ---------        ---------

OPERATING INCOME (LOSS)                        10,049            4,953                            15,002
INTEREST EXPENSE - Net                         (7,902)            (781)                           (8,683)
EQUITY EARNINGS IN SUBSIDIARIES                 3,121                            (3,121)
OTHER INCOME (EXPENSE) - Net                   (2,997)             704                            (2,293)
                                            ---------        ---------        ---------        ---------

NET INCOME (LOSS) BEFORE INCOME TAXES
                                                2,271            4,876           (3,121)           4,026
INCOME TAX EXPENSE (BENEFIT)                      (28)           1,755                             1,727
                                            ---------        ---------        ---------        ---------

NET INCOME (LOSS)                           $   2,299        $   3,121        $   3,121        $   2,299
                                            =========        =========        =========        =========

                 HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                DECEMBER 31, 1995


                                                       HUNTSMAN                                         CONSOLIDATED
                                                       PACKAGING         COMBINED                         HUNTSMAN
                                                      CORPORATION         NON-                           PACKAGING
                                                      PARENT ONLY      GUARANTORS      ELIMINATIONS      CORPORATION
                                                      -----------      ----------      ------------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES                    $  2,414        $ 10,374                            $ 12,788
                                                        --------        --------         --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments for purchase of Performance Films,
       net of each                                        (4,279)                                             (4,279)
     Sale of land to affiliate                             3,239                                               3,239
     Capital acquisitions for plant and equipment        (14,559)         (4,920)                            (19,479)
                                                        --------        --------         --------           --------
       Net cash used in investing activities             (15,599)         (4,920)                            (20,519)
                                                        --------        --------         --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payment on long-term debt                 (14,424)           (479)                            (14,903)
     Proceeds from long-term debt                         24,650                                              24,650
     Payment of cash dividend                             (3,000)                                             (3,000)
                                                        --------        --------         --------           --------
       Net cash provided by (used in) financing
         activities                                        7,226            (479)                              6,747
                                                        --------        --------         --------           --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                      494             198                                 692
                                                        --------        --------         --------           --------
NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                          (5,465)          5,173                                (292)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           1,577           5,905                               7,482
                                                        --------        --------         --------           --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ (3,888)       $ 11,078                            $  7,190
                                                        ========        ========         ========           ========

                 HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATING CONDENSED BALANCE SHEET
                                 (IN THOUSANDS)
                                DECEMBER 31, 1996



                                             HUNTSMAN                                                       CONSOLIDATED
                                            PACKAGING                        COMBINED                         HUNTSMAN
                                           CORPORATION      COMBINED            NON-                         PACKAGING
                                           PARENT ONLY     GUARANTORS        GUARANTORS     ELIMINATIONS     CORPORATION
                                           -----------     ----------        ----------     ------------     -----------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents               $    (868)       $    (426)       $  11,941                        $  10,647
   Receivables                                26,228           12,653           19,037                           57,918
   Inventories                                32,178           12,052            9,211                           53,441
   Prepaid expenses and other                  2,853               41            1,007                            3,901
   Deferred income taxes                       1,047               41                                             1,088
                                           ---------        ---------        ---------       ---------        ---------
      Total current assets                    61,438           24,361           41,196                          126,995
PLANT AND EQUIPMENT - Net                     75,617           44,602           21,224                          141,443
INTANGIBLE ASSETS - Net                       22,557           30,476            1,810                           54,843
INVESTMENT IN SUBSIDIARIES                   154,460                                         $(154,460)
OTHER ASSETS                                   3,878              618            1,380                            5,876
                                           ---------        ---------        ---------       ---------        ---------
TOTAL                                      $ 317,950        $ 100,057        $  65,610       $(154,460)       $ 329,157
                                           =========        =========        =========       =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Trade accounts payable                  $  14,107        $   5,429        $   6,243                        $  25,779
   Accrued liabilities                         8,258            2,100            9,141                           19,499
   Long-term debt - current portion               76              430                                               506
   Due to affiliates                           7,641           (5,117)           3,442                            5,966
   Income taxes payable                                                            598                              598
                                           ---------         ---------        ---------      ---------        ---------
     Total current liabilities                30,082            2,842           19,424                           52,348
LONG-TERM DEBT                               177,060              706            8,925                          186,691
OTHER LIABILITIES                              7,274              252            1,498                            9,024
DEFERRED INCOME TAXES                          2,849            9,314            1,919                           14,082
                                           ---------        ---------        ---------       ---------        ---------
     Total liabilities                       217,265           13,114           31,766                          262,145
                                           ---------        ---------        ---------       ---------        ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock                                    1              167           19,021       $ (19,188)               1
   Additional paid-in capital                 62,975           87,448           10,255         (97,703)          62,975
   Retained earnings (deficit)                38,979             (672)           4,474         (37,728)           5,053
   Translation adjustment                     (1,270)                               94             159           (1,017)
                                           ---------         ---------        ---------      ---------        ---------
     Total stockholders' equity              100,685           86,943           33,844        (154,460)          67,012
                                           ---------        ---------        ---------       ---------        ---------
TOTAL                                      $ 317,950        $ 100,057        $  65,610       $(154,460)       $ 329,157
                                           =========        =========        =========       =========        =========

                 HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

                    CONSOLIDATING CONDENSED INCOME STATEMENT
                                 (IN THOUSANDS)
                                DECEMBER 31, 1996



                                                 HUNTSMAN                                                CONSOLIDATED
                                                PACKAGING                      COMBINED                    HUNTSMAN
                                               CORPORATION     COMBINED          NON-                      PACKAGING
                                               PARENT ONLY    GUARANTORS      GUARANTORS    ELIMINATIONS   CORPORATION
                                               -----------    ----------      ----------    ------------   -----------
SALES - Net                                     $ 217,991      $  26,974      $ 104,787      $ (10,617)     $ 339,135
COST OF SALES                                     189,414         25,011         85,076        (10,617)       288,884
                                                ---------      ---------      ---------      ---------      ---------

GROSS PROFIT                                       28,577          1,963         19,711                        50,251
TOTAL OPERATING EXPENSES                           31,567            834          9,797                        42,198
                                                ---------      ---------      ---------      ---------      ---------

OPERATING INCOME (LOSS)                            (2,990)         1,129          9,914                         8,053
INTEREST EXPENSE - Net                            (10,926)          (387)          (607)                      (11,571)
EQUITY EARNINGS IN SUBSIDIARIES                     6,809                                       (6,809)
OTHER INCOME (EXPENSE) - Net                       (1,527)        (2,192)          (107)                       (3,826)
                                                ---------      ---------      ---------      ---------      ---------

NET INCOME (LOSS) BEFORE INCOME TAXES AND
     EXTRAORDINARY ITEM                            (8,634)        (1,101)         9,200         (6,809)        (7,344)
INCOME TAXES EXPENSE (BENEFIT)                     (6,118)           429          2,391                        (4,156)
                                                ---------      ---------      ---------      ---------      ---------

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM        (2,516)          (672)         6,809         (6,809)        (3,188)
EXTRAORDINARY ITEM                                 (1,338)                                                     (1,338)
                                                ---------      ---------      ---------      ---------      ---------

NET INCOME (LOSS)                               $  (3,854)     $    (672)     $   6,809      $  (6,809)     $  (4,526)
                                                =========      =========      =========      =========      =========

                 HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                DECEMBER 31, 1996



                                                        HUNTSMAN                                                      CONSOLIDATED
                                                       PACKAGING                         COMBINED                       HUNTSMAN
                                                      CORPORATION        COMBINED          NON-                         PACKAGING
                                                      PARENT ONLY       GUARANTORS      GUARANTORS      ELIMINATIONS   CORPORATION
                                                      -----------       ----------      ----------      ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES                   $    (872)       $   5,584        $  15,407                      $  20,119
                                                       ---------        ---------        ---------        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for purchase of United Films
     Corporation                                         (12,276)                                                         (12,276)
   Payment for purchase of Deerfield Plastics,
     net of cash acquired                                (63,889)                                                         (63,889)
   Capital acquisitions for plant and equipment           (6,977)            (336)          (5,461)                       (12,774)
                                                       ---------        ---------        ---------        ---------     ---------
     Net cash used in investing activities               (83,142)            (336)          (5,461)                       (88,939)
                                                       ---------        ---------        ---------        ---------     ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payment on long-term debt                  (113,879)          (5,674)         (12,178)                      (131,731)
   Proceeds from long-term debt                          200,348                                                          200,348
                                                       ---------        ---------        ---------        ---------     ---------
     Net cash provided by (used in) financing
       activities                                         86,469           (5,674)         (12,178)                        68,617
                                                       ---------        ---------        ---------        ---------     ---------


EFFECT OF EXCHANGE RATE CHANGES ON CASH                      565                             3,095                          3,660
                                                       ---------        ---------        ---------        ---------     ---------


NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                             3,020             (426)             863                          3,457

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          (3,888)                           11,078                          7,190
                                                       ---------        ---------        ---------        ---------     ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $    (868)       $    (426)       $  11,941                      $  10,647
                                                       =========        =========        =========        =========     =========

                 HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATING CONDENSED BALANCE SHEET
                                 (IN THOUSANDS)
                                DECEMBER 31, 1997



                                            HUNTSMAN                                                        CONSOLIDATED
                                           PACKAGING                          COMBINED                        HUNTSMAN
                                          CORPORATION        COMBINED           NON-                         PACKAGING
                                          PARENT ONLY       GUARANTORS       GUARANTORS     ELIMINATIONS     CORPORATION
                                          -----------       ----------       ----------     ------------     -----------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents               $     402        $     823        $  11,186                        $  12,411
   Receivables                                51,533           16,881           18,286                           86,700
   Inventories                                45,548           11,918           10,960                           68,426
   Prepaid expenses and other                  1,997               (8)             757                            2,746
   Deferred income taxes                       1,266                5                                             1,271
                                           ---------        ---------        ---------       ----------       ---------
      Total current assets                   100,746           29,619           41,189                          171,554
PLANT AND EQUIPMENT - Net                     93,700           52,778           28,442                          174,920
INTANGIBLE ASSETS - Net                       19,322           29,234            1,497                           50,053
INVESTMENT IN SUBSIDIARIES                   132,917                                         $(132,917)
OTHER ASSETS                                  11,392              106            1,530                           13,028
                                           ---------        ---------        ---------       ---------        ---------
TOTAL                                      $ 358,077        $ 111,737        $  72,658       $(132,917)       $ 409,555
                                           =========        =========        =========       =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Trade accounts payable                  $  18,516        $   5,809        $   7,624                        $  31,949
   Accrued liabilities                        16,026            2,133            8,497                           26,656
   Long-term debt - current portion               19              324                                               343
   Due to affiliates                           5,123           (1,656)          11,812                           15,279
   Income taxes payable                        3,237                                                              3,237
                                           ---------        ---------        ---------       ---------        ---------
     Total current liabilities                42,921            6,610           27,933                           77,464
LONG-TERM DEBT                               245,947              319            3,905                          250,171
OTHER LIABILITIES                              7,351              288            1,230                            8,869
DEFERRED INCOME TAXES                         (1,116)           9,275            1,918                           10,077
                                           ---------        ---------        ---------       ---------        ---------
     Total liabilities                       295,103           16,492           34,986                          346,581
                                           ---------        ---------        ---------       ---------        ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock                            $  63,676           88,481           29,931       $(118,412)          63,676
   Stockholder note receivable                  (700)                                                              (700)
   Retained earnings                           5,393            6,764           11,837         (18,601)           5,393
   Translation adjustment                     (5,395)                           (4,096)          4,096           (5,395)
                                           ---------        ---------        ---------       ---------        ---------
     Total stockholders' equity               62,974           95,245           37,672        (132,917)          62,974
                                           ---------        ---------        ---------       ---------        ---------
TOTAL                                      $ 358,077        $ 111,737        $  72,658       $(132,917)       $ 409,555
                                           =========        =========        =========       =========        =========

                 HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

                    CONSOLIDATING CONDENSED INCOME STATEMENT
                                 (IN THOUSANDS)
                                DECEMBER 31, 1997



                                             HUNTSMAN                                                         CONSOLIDATED
                                            PACKAGING                          COMBINED                        HUNTSMAN
                                           CORPORATION        COMBINED           NON-                          PACKAGING
                                           PARENT ONLY       GUARANTORS       GUARANTORS      ELIMINATIONS     CORPORATION
                                           -----------       ----------       ----------      ------------     -----------
SALES - Net                                 $ 256,016        $ 142,915        $ 102,094        $  (9,862)       $ 491,163
COST OF SALES                                 220,229          131,120           83,381           (9,862)         424,868
                                            ---------        ---------        ---------        ---------        ---------

GROSS PROFIT                                   35,787           11,795           18,713                            66,295
TOTAL OPERATING EXPENSES                       29,636           10,985            8,588                            49,209
                                            ---------        ---------        ---------        ---------        ---------

OPERATING INCOME (LOSS)                         6,151              810           10,125                            17,086
INTEREST EXPENSE - Net                        (16,047)            (134)            (221)                          (16,402)
EQUITY EARNINGS IN SUBSIDIARIES                 5,513                                             (5,513)
OTHER INCOME (EXPENSE) - Net                    1,334               99             (903)                             (530)
                                            ---------        ---------        ---------        ---------        ---------

NET INCOME (LOSS) BEFORE INCOME TAXES          (3,049)             775            9,001           (5,513)           1,214
INCOME TAXES EXPENSE (BENEFIT)                 (3,424)                            4,263                               839
                                                             ---------        ---------        ---------        ---------

NET INCOME (LOSS)                           $     375        $     775        $   4,738        $  (5,513)       $     375
                                            =========        =========        =========        =========        =========

                 HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                DECEMBER 31, 1997


                                                        HUNTSMAN                                                      CONSOLIDATED
                                                       PACKAGING                         COMBINED                       HUNTSMAN
                                                      CORPORATION        COMBINED          NON-                         PACKAGING
                                                      PARENT ONLY       GUARANTORS      GUARANTORS       ELIMINATIONS  CORPORATION
                                                      -----------       ----------      ----------       ------------  -----------
CASH FLOWS FROM OPERATING
   ACTIVITIES:                                         $  14,004        $   7,965        $   6,679                      $  28,648
                                                       ---------        ---------        ---------        ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for purchase of CT Film, net of cash
     acquired                                            (69,366)                                                         (69,366)
   Capital acquisitions for plant and equipment           (8,435)          (6,222)          (3,204)                       (17,861)
                                                       ---------        ---------        ---------        ---------     ---------
     Net cash used in investing activities               (77,801)          (6,222)          (3,204)                       (87,227)
                                                       ---------        ---------        ---------        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payment on long-term debt                  (249,015)            (494)                                       (249,509)
   Proceeds from long-term debt                          312,700                                                          312,700
   Payment of cash dividend                                1,900                            (1,900)
                                                       ---------        ---------        ---------        ---------     ---------
     Net cash provided by (used in) financing
       activities                                         65,585             (494)          (1,900)                        63,191
                                                       ---------        ---------        ---------        ---------     ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                     (518)                           (2,330)                        (2,848)
                                                       ---------        ---------        ---------        ---------     ---------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                             1,270            1,249             (755)                         1,764

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            (868)            (426)          11,941                         10,647
                                                       ---------        ---------        ---------        ---------     ---------


CASH AND CASH EQUIVALENTS AT END OF PERIOD             $     402        $     823        $  11,186                      $  12,411
                                                       =========        =========        =========        =========     =========

                                                                    SCHEDULE II



                 HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES
               (A WHOLLY-OWNED SUBSIDIARY OF HUNTSMAN CORPORATION)

                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                                 (IN THOUSANDS)


--------------------------------------------------------------------------------



DESCRIPTION                                                         ADDITIONS
                                                     BALANCE AT     CHARGED TO
                                                     BEGINNING       COSTS AND                            BALANCE AT
                                                      OF YEAR        EXPENSES            OTHER            END OF YEAR
                                                      -------        --------            -----            -----------
ACCUMULATED AMORTIZATION OF
INTANGIBLE ASSETS:

1995                                                  $  9,439       $  2,736                              $ 12,175
                                                      ========       ========           ========           ========
1996                                                  $ 12,175       $  1,613           $    (17)(2)       $ 13,771
                                                      ========       ========           ========           ========
1997                                                  $ 13,771       $  3,058           $    (10)(2)       $ 16,819
                                                      ========       ========           ========           ========

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

 1995                                                 $  1,553       $  1,161           $   (644)(1)       $  2,070
                                                      ========       ========           ========           ========
 1996                                                 $  2,070       $    960           $   (212)(1)       $  2,818
                                                      ========       ========           ========           ========
 1997                                                 $  2,818       $    241           $    375 (1)       $  3,434
                                                      ========       ========           ========           ========


-------------------

(1) Represents the net of accounts written off against the allowance and recoveries of previous write-offs.

(2) Relates to write-off goodwill.

                                INDEX TO EXHIBITS



EXHIBIT
NUMBER
------
    3.1        Articles of Restatement of the Articles of Incorporation of Huntsman Packaging (incorporated by reference to
               Exhibit 3.1 to Huntsman Packaging's registration statement on Form S-4 (File No. 333-40067)).

    3.2        Amended and Restated Bylaws of Huntsman Packaging (incorporated by reference to Exhibit 3.2 to Huntsman Packaging's registration statement on Form S-4 (File No. 333-40067)).

    4.1        Indenture, dated as of September 30, 1997, between Huntsman Packaging, the Guarantors and The Bank of New York
               (incorporated by reference to Exhibit 4.1 to Huntsman Packaging's registration statement on Form S-4 (File No.
               333-40067)).

    4.2        Form of Exchange Notes (incorporated by reference to Exhibit A-2 to Exhibit 4.1)).

    4.3        Registration Rights Agreement, dated as of September 19, 1997, by and among Huntsman Packaging, BT Alex. Brown
               Incorporated and Chase Securities Inc. (incorporated by reference to Exhibit 4.3 to Huntsman Packaging's registration statement on Form S-4 (File No. 333-40067)).

    10.1       Exchange Agreement, dated as of September 26, 1997 by and among Huntsman Corporation and Jon M. Huntsman, Richard
               P. Durham and Elizabeth Whitsett, as Trustees of the Christena Karen H. Durham Trust (incorporated by reference to
               Exhibit 10.1 to Huntsman Packaging's registration statement on Form S-4 (File No. 333-40067)).

    10.2       First Amended Asset Purchase Agreement, dated as of September 26, 1997, between Huntsman Packaging and Huntsman
               Polymers Corporation (incorporated by reference to Exhibit 10.2 to Huntsman Packaging's registration statement on
               Form S-4 (File No. 333-40067)).

    10.3       Credit Agreement, dated September 30, 1997, among Huntsman Packaging, the various lenders party thereto (the
               "Lenders") and The Chase Manhattan Bank, as Administrative Agent for the Lenders (incorporated by reference to
               Exhibit 10.3 to Huntsman Packaging's registration statement on Form S-4 (File No. 333-40067)).

    10.4       Guarantee Agreement, dated September 30, 1997, among the subsidiaries of Huntsman Packaging and The Chase Manhattan
               Bank, as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.4 to Huntsman Packaging's registration statement on Form S-4 (File No. 333-40067)).

    10.5       Security Agreement, dated as of September 30, 1997, among Huntsman Packaging, each subsidiary of Huntsman Packaging party thereto and The Chase Manhattan Bank, as Collateral Agent for the Secured Parties (incorporated by reference to Exhibit 10.5 to Huntsman Packaging's registration statement on Form S-4 (File No. 333-40067)).

    10.6       Pledge Agreement, dated September 30, 1997, among Huntsman Packaging, each subsidiary of Huntsman Packaging party thereto and The Chase Manhattan Bank, as Collateral Agent for the Secured Parties (incorporated by reference to
               Exhibit 10.6 to Huntsman Packaging's registration statement on Form S-4 (File No. 333-40067)).

    10.7       Indemnity, Subrogation and Contribution Agreement, dated September 30, 1997, among Hunstman Packaging, each subsidiary of Huntsman Packaging party thereto and The Chase Manhattan Bank, as Collateral Agent for the Secured
               Parties (incorporated by reference to Exhibit 10.7 to Huntsman Packaging's registration statement on Form S-4 (File
               No. 333-40067)).

    21         Subsidiaries of Huntsman Packaging.*

    27         Financial Data Schedule.*


* Filed with this report