Form 10-Q
period 1998-03-31
HUNTSMAN PACKAGING CORP
filed 1998-05-15
CIK 1049442

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    --------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________ to __________


                        Commission file number 333-40067


                         HUNTSMAN PACKAGING CORPORATION
             (Exact name of registrant as specified in its charter)



            Utah                                          87-0496065
-------------------------------                      ------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                       Identification No.)



                                500 Huntsman Way
                           Salt Lake City, Utah 84108
                                 (801) 532-5200

          (Address of principal executive offices and telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ] No [X]



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On April 30, 1998, there were 1,000,001 outstanding shares of the Registrant's Class A Common Stock and 6,999 outstanding shares of the Registrant's Class B Common Stock.

================================================================================

                                PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
MARCH 31, 1998 AND DECEMBER 31, 1997 (DOLLARS IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                     March 31,        December 31,
                                                                                        1998               1997
                                                                                      ---------         ---------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                        $  23,289         $  12,411
     Receivables, net of allowances of $4,238 and $2,818, respectively                   76,051            86,700
     Inventories                                                                         69,938            68,426
     Prepaid expenses and other                                                           3,052             2,746
     Deferred income taxes                                                                1,271             1,271
                                                                                      ---------         ---------

          Total current assets                                                          173,601           171,554

PLANT AND EQUIPMENT- Net                                                                178,993           174,920

INTANGIBLE ASSETS - Net                                                                  49,598            50,053

OTHER ASSETS                                                                             21,165            13,028
                                                                                      ---------         ---------

TOTAL                                                                                 $ 423,357         $ 409,555
                                                                                      =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade accounts payable                                                           $  38,720         $  31,949
     Accrued liabilities                                                                 30,936            26,999
     Due to affiliates                                                                    9,744            15,279
     Income taxes payable                                                                 3,371             3,237
                                                                                      ---------         ---------

          Total current liabilities                                                      82,771            77,464

LONG-TERM DEBT                                                                          256,000           250,171

OTHER LIABILITIES                                                                         8,901             8,869

DEFERRED INCOME TAXES                                                                    10,640            10,077
                                                                                      ---------         ---------

          Total liabilities                                                             358,312           346,581
                                                                                      ---------         ---------

STOCKHOLDERS' EQUITY:
     Common stock - Class A voting, no par value; 1,200,000 shares authorized;
          1,000,001 shares issued and outstanding                                        63,161            63,161
     Common stock - Class B voting, no par value; 10,000 shares authorized;
          6,999 shares issued and outstanding                                               515               515
     Stockholder note receivable                                                           (560)             (700)
     Retained earnings                                                                    7,830             5,393
     Foreign currency translation adjustment                                             (5,901)           (5,395)
                                                                                      ---------         ---------

          Total stockholders' equity                                                     65,045            62,974
                                                                                      ---------         ---------

TOTAL                                                                                 $ 423,357         $ 409,555
                                                                                      =========         =========

See notes to consolidated condensed financial statements.

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED INCOME STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------

                                         March 31,          March 31,
                                           1998               1997
                                         ---------         ---------
SALES - Net                              $ 147,803         $ 108,021

COST OF SALES                              124,761            96,600
                                         ---------         ---------

     Gross profit                           23,042            11,421
                                         ---------         ---------

OPERATING EXPENSES:
     Administration and other                6,498             4,205
     Sales and marketing                     5,593             3,320
     Research and development                  971               501
                                         ---------         ---------

         Total operating expenses           13,062             8,026
                                         ---------         ---------

OPERATING INCOME                             9,980             3,395

INTEREST EXPENSE - Net                      (5,577)           (4,462)

OTHER INCOME - Net                             118               550
                                         ---------         ---------

INCOME (LOSS) BEFORE INCOME TAXES            4,521              (517)

INCOME TAX PROVISION (BENEFIT)               2,084              (291)
                                         ---------         ---------

NET INCOME (LOSS)                        $   2,437         $    (226)
                                         =========         =========

See notes to consolidated condensed financial statements.

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                      March 31,        March 31,
                                                                                        1998             1997
                                                                                      ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                $  2,437         $   (226)
     Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
           Depreciation and amortization                                                 4,942            4,507
           Deferred income taxes                                                           483             (546)
           Provision for losses on accounts receivable                                    (258)             136
           Changes in assets and liabilities - net of effects of acquisitions:
              Accounts receivable                                                       10,907           (4,788)
              Inventories                                                               (1,512)          (3,026)
              Prepaid expenses and other                                                  (226)          (1,309)
              Other assets                                                                (565)              --
              Trade accounts payable                                                     6,771            2,412
              Accrued liabilities                                                        5,348            4,321
              Due to affiliates                                                         (5,535)          (2,503)
              Income taxes payable                                                        (938)             (51)
              Other liabilities                                                           (639)             (57)
                                                                                      --------         --------

                   Net cash provided by (used in) operating activities                  21,215           (1,130)
                                                                                      --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments for certain net assets of Ellehammer Industries                           (7,259)              --
     Capital expenditures for plant and equipment                                       (9,477)          (3,834)
                                                                                      --------         --------

                   Net cash used in investing activities                               (16,736)          (3,834)
                                                                                      --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of long-term debt                                            6,148           13,194
                                                                                      --------         --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
     AND CASH EQUIVALENTS                                                                  251           (1,135)
                                                                                      --------         --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                               10,878            7,095

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          12,411           10,650
                                                                                      --------         --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $ 23,289         $ 17,745
                                                                                      ========         ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Cash paid during the period for:
         Interest                                                                     $  2,617         $     --
                                                                                      ========         ========
         Income taxes                                                                 $    385         $     98
                                                                                      ========         ========


See notes to consolidated condensed financial statements.

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.   BASIS OF PRESENTATION

     The accompanying consolidated condensed financial statements have been prepared, without audit, in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. The information reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial position of Huntsman Packaging Corporation and its subsidiaries (the "Company" or "Huntsman Packaging") for the periods indicated, such adjustments being of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for a full fiscal year.

     Certain information in footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


2.   INVENTORIES

     Inventories are valued at the lower of cost (on a first-in, first-out basis) or market. Inventories on March 31, 1998 and December 31, 1997 consisted of the following (in thousands):


                       March 31,    December 31,
                         1998         1997
                       -------        -------
Finished goods         $43,136        $39,632
Raw materials           21,497         23,341
Work-in-process          5,305          5,453
                       -------        -------

Total                  $69,938        $68,426
                       =======        =======


3.   ACQUISITIONS

     ELLEHAMMER INDUSTRIES LTD. AND ELLEHAMMER PACKAGING INC. - On March 12, 1998, the Company acquired certain assets and assumed certain liabilities of Ellehammer Industries Ltd. and Ellehammer Packaging Inc. for cash of approximately $7.3 million. The acquisition has been accounted for using the purchase method of accounting; as such, results of operations have been included in the accompanying consolidated financial statements from the date of acquisition. The Company is in the process of allocating the purchase price to the tangible assets acquired, which consist primarily of equipment and inventory.

     BLESSINGS CORPORATION - On April 7, 1998, the Company executed an agreement and plan of merger with Blessings Corporation ("Blessings") to acquire Blessings. On April 14, 1998, the Company commenced a cash tender offer for all outstanding common stock of Blessings at $21.00 per share. The merger agreement contemplates that any shares not purchased in the cash tender offer will be acquired for the same price in a second-step merger. The total purchase price, which includes the assumption and refinancing of approximately $55 million of Blessings' existing indebtedness, is approximately $270 million plus fees and expenses. To provide funds to consummate this transaction, the Company has entered into an amended credit agreement which amends its existing $225 million senior secured credit facilities to permit the transaction and provide for an additional $285 million in senior secured facilities. The effectiveness of the amended credit agreement is subject to conditions precedent customary for such facilities. The Company has also received the written consents of holders of a majority in aggregate principal amount of its $125 million senior subordinated notes to permit the incurrence of the additional $285 million in senior secured facilities.

4.   COMPREHENSIVE INCOME

     The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and displaying comprehensive income and its components. The following table reports comprehensive income for the three months ended March 31, 1998 and 1997 (in thousands).

                                                          1998            1997
                                                        -------         -------
Net income (loss)                                       $ 2,437         $  (226)
Other comprehensive expense, net of tax:
        Foreign currency translation adjustments           (506)         (1,646)
                                                        -------         -------

Comprehensive income (loss)                             $ 1,931         $(1,872)
                                                        =======         =======


5.   CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

     The following consolidating condensed financial statements present, in separate columns, (i) Huntsman Packaging Corporation (Parent Only), with its investment in subsidiaries recorded under the equity method, (ii) guarantor subsidiaries (as specified in the Indenture dated September 30, 1997 (the "Indenture") relating to the Company's $125 million senior subordinated notes) on a combined basis, with any investments in non-guarantor subsidiaries under the Indenture recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, and (iv) eliminations necessary to arrive at the information for the Company and its subsidiaries on a consolidated basis, in each case as of March 31, 1998 and December 31, 1997 and for the three months ended March 31, 1998 and 1997. There are no restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to Huntsman Packaging Corporation under any of its credit facilities. The consolidating condensed financial statements are included herein because management has concluded that separate financial statements relating to the guarantor subsidiaries are not material to investors.

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATING CONDENSED BALANCE SHEET
MARCH 31, 1998 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------

                                                    Huntsman                         Combined                         Consolidated
                                                    Packaging        Combined           Non-                             Huntsman
                                                   Corporation      Guarantor        Guarantor                          Packaging
                                                   Parent Only     Subsidiaries     Subsidiaries     Eliminations      Corporation
                                                   -----------     ------------     ------------     ------------     -------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                      $   5,894         $   5,355         $  12,040                           $  23,289
   Receivables                                       41,323            18,109            16,619                              76,051
   Inventories                                       46,980            11,249            11,709                              69,938
   Prepaid expenses and other                         2,478                 9               565                               3,052
   Deferred income taxes                              1,266                 5                --                               1,271
                                                  ---------         ---------         ---------                           ---------
       Total current assets                          97,941            34,727            40,933                             173,601
PLANT AND EQUIPMENT - Net                            97,335            53,573            28,085                             178,993
INTANGIBLE ASSETS - Net                              19,034            29,056             1,508                              49,598
INVESTMENT IN SUBSIDIARIES                          138,128                --                --         $(138,128)               --
OTHER ASSETS                                         19,414               173             1,578                --            21,165
                                                  ---------         ---------         ---------         ---------         ---------
TOTAL                                             $ 371,852         $ 117,529         $  72,104         $(138,128)        $ 423,357
                                                  =========         =========         =========         =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Trade accounts payable                         $  25,968         $   6,336         $   6,416                           $  38,720
   Accrued liabilities                               20,287             3,376             7,273                              30,936
   Due to affiliates                                  2,331             2,808             4,605                               9,744
   Income taxes payable                                (155)            1,903             1,623                               3,371
                                                  ---------         ---------         ---------                           ---------
       Total current liabilities                     48,431            14,423            19,917                              82,771
LONG-TERM DEBT                                      252,095                --             3,905                             256,000
OTHER LIABILITIES                                     6,868               843             1,190                               8,901
DEFERRED INCOME TAXES                                  (587)            9,271             1,956                              10,640
                                                  ---------         ---------         ---------                           ---------
       Total liabilities                            306,807            24,537            26,968                             358,312
                                                  ---------         ---------         ---------                           ---------

STOCKHOLDERS' EQUITY:
   Common stock                                      63,676            82,944            36,502         $(119,446)           63,676
   Stockholder note receivable                         (560)               --                --                --              (560)
   Retained earnings                                  7,830            10,063            12,855           (22,918)            7,830
   Foreign currency translation adjustment           (5,901)              (15)           (4,221)            4,236            (5,901)
                                                  ---------         ---------         ---------         ---------         ---------
       Total stockholders' equity                    65,045            92,992            45,136          (138,128)           65,045
                                                  ---------         ---------         ---------         ---------         ---------
TOTAL                                             $ 371,852         $ 117,529         $  72,104         $(138,128)        $ 423,357
                                                  =========         =========         =========         =========         =========

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATING CONDENSED BALANCE SHEET
DECEMBER 31, 1997 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------

                                                    Huntsman                         Combined                        Consolidated
                                                    Packaging        Combined          Non-                             Huntsman
                                                   Corporation      Guarantor        Guarantor                         Packaging
                                                   Parent Only     Subsidiaries    Subsidiaries      Eliminations     Corporation
                                                   -----------     ------------    ------------      ------------     -----------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                      $     402         $     823         $  11,186                           $  12,411
   Receivables                                       51,533            16,881            18,286                              86,700
   Inventories                                       45,548            11,918            10,960                              68,426
   Prepaid expenses and other                         1,997                (8)              757                               2,746
   Deferred income taxes                              1,266                 5                --                               1,271
                                                  ---------         ---------         ---------                           ---------
       Total current assets                         100,746            29,619            41,189                             171,554
PLANT AND EQUIPMENT - Net                            93,700            52,778            28,442                             174,920
INTANGIBLE ASSETS - Net                              19,322            29,234             1,497                              50,053
INVESTMENT IN SUBSIDIARIES                          132,917                --                --         $(132,917)               --
OTHER ASSETS                                         11,392               106             1,530                --            13,028
                                                  ---------         ---------         ---------         ---------         ---------
TOTAL                                             $ 358,077         $ 111,737         $  72,658         $(132,917)        $ 409,555
                                                  =========         =========         =========         =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Trade accounts payable                         $  18,516         $   5,809         $   7,624                           $  31,949
   Accrued liabilities                               16,045             2,457             8,497                              26,999
   Due to affiliates                                  5,123            (1,656)           11,812                              15,279
   Income taxes payable                               3,237                --                --                               3,237
                                                  ---------         ---------         ---------                           ---------
      Total current liabilities                      42,921             6,610            27,933                              77,464
LONG-TERM DEBT                                      245,947               319             3,905                             250,171
OTHER LIABILITIES                                     7,351               288             1,230                               8,869
DEFERRED INCOME TAXES                                (1,116)            9,275             1,918                              10,077
                                                  ---------         ---------         ---------                           ---------
      Total liabilities                             295,103            16,492            34,986                             346,581
                                                  ---------         ---------         ---------                           ---------

STOCKHOLDERS' EQUITY:
   Common stock                                      63,676            88,481            29,931         $(118,412)           63,676
   Stockholder note receivable                         (700)               --                --                --              (700)
   Retained earnings                                  5,393             6,764            11,837           (18,601)            5,393
   Foreign currency translation adjustment           (5,395)               --            (4,096)            4,096            (5,395)
                                                  ---------         ---------         ---------         ---------         ---------
      Total stockholders' equity                     62,974            95,245            37,672          (132,917)           62,974
                                                  ---------         ---------         ---------         ---------         ---------
TOTAL                                             $ 358,077         $ 111,737         $  72,658         $(132,917)        $ 409,555
                                                  =========         =========         =========         =========         =========

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATING CONDENSED INCOME STATEMENT
FOR THE THREE MONTHS ENDED MARCH 31, 1998 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------


                                            Huntsman                               Combined                            Consolidated
                                            Packaging           Combined              Non-                                Huntsman
                                           Corporation         Guarantor           Guarantor                             Packaging
                                           Parent Only        Subsidiaries       Subsidiaries        Eliminations       Corporation
                                           -----------        ------------       ------------        ------------       -----------

SALES - Net                                  $ 87,084            $ 39,017            $ 23,886           $ (2,184)          $147,803
COST OF SALES                                  73,872              33,281              19,792             (2,184)           124,761
                                             --------            --------            --------           --------           --------

    Gross profit                               13,212               5,736               4,094                                23,042
OPERATING EXPENSES                             10,681                 239               2,142                                13,062
                                             --------            --------            --------                              --------

OPERATING INCOME                                2,531               5,497               1,952                                 9,980
INTEREST EXPENSE (INCOME) - Net                (5,595)                (11)                 29                                (5,577)
EQUITY IN EARNINGS OF SUBSIDIARIES              4,317                  --                  --             (4,317)                --
OTHER INCOME  - Net                                34                  13                  71                 --                118
                                             --------            --------            --------           --------           --------

INCOME BEFORE INCOME TAXES                      1,287               5,499               2,052             (4,317)             4,521
INCOME TAX PROVISION (BENEFIT)                 (1,150)              2,200               1,034                 --              2,084
                                             --------            --------            --------           --------           --------

NET INCOME                                   $  2,437            $  3,299            $  1,018           $ (4,317)          $  2,437
                                             ========            ========            ========           ========           ========

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATING CONDENSED INCOME STATEMENT
FOR THE THREE MONTHS ENDED MARCH 31, 1997 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------



                                            Huntsman                               Combined                             Consolidated
                                            Packaging           Combined              Non-                                 Huntsman
                                           Corporation         Guarantor           Guarantor                              Packaging
                                           Parent Only        Subsidiaries       Subsidiaries        Eliminations        Corporation
                                           -----------        ------------       ------------        ------------        -----------

SALES - Net                                 $  52,179           $  33,584         $  24,673           $  (2,415)          $ 108,021
COST OF SALES                                  46,916              31,786            20,313              (2,415)             96,600
                                            ---------           ---------         ---------           ---------           ---------

     Gross profit                               5,263               1,798             4,360                                  11,421
OPERATING EXPENSES                              5,062                 635             2,329                                   8,026
                                            ---------           ---------         ---------                               ---------

OPERATING INCOME                                  201               1,163             2,031                                   3,395
INTEREST EXPENSE - Net                         (4,355)                (15)              (92)                                 (4,462)
EQUITY IN EARNINGS OF SUBSIDIARIES              2,291                  --                --              (2,291)                 --
OTHER INCOME - Net                                 78                  19               453                  --                 550
                                            ---------           ---------         ---------           ---------           ---------

INCOME (LOSS) BEFORE INCOME TAXES              (1,785)              1,167             2,392              (2,291)               (517)
INCOME TAX PROVISION (BENEFIT)                 (1,559)                466               802                  --                (291)
                                            ---------           ---------         ---------           ---------           ---------

NET INCOME (LOSS)                           $    (226)          $     701         $   1,590           $  (2,291)          $    (226)
                                            =========           =========         =========           =========           =========

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1998 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------

                                                        Huntsman                         Combined                       Consolidated
                                                        Packaging        Combined          Non-                            Huntsman
                                                       Corporation      Guarantor        Guarantor                        Packaging
                                                       Parent Only     Subsidiaries    Subsidiaries      Eliminations   Corporation
                                                       -----------     ------------    ------------      ------------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES                    $ 12,874         $  6,776         $  1,565                          $ 21,215
                                                        --------         --------         --------                          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for certain net assets of Ellehammer
      Industries                                          (7,259)              --               --                           (7,259)
   Capital expenditures for plant and equipment           (5,765)          (2,229)          (1,483)                          (9,477)
                                                        --------         --------         --------                         --------
      Net cash used in investing activities              (13,024)          (2,229)          (1,483)                         (16,736)
                                                        --------         --------         --------                         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                6,148               --               --                            6,148
                                                        --------         --------         --------                         --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
   EQUIVALENTS                                              (506)             (15)             772                              251
                                                        --------         --------         --------                         --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                  5,492            4,532              854                           10,878

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             402              823           11,186                           12,411
                                                        --------         --------         --------                         --------

CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                       $  5,894         $  5,355         $ 12,040                         $ 23,289
                                                        ========         ========         ========                         ========

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1997 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------

                                                           Huntsman                        Combined                     Consolidated
                                                           Packaging        Combined          Non-                         Huntsman
                                                          Corporation      Guarantor       Guarantor                      Packaging
                                                          Parent Only     Subsidiaries    Subsidiaries   Eliminations    Corporation
                                                          -----------     ------------    ------------   ------------    -----------

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES   $(10,971)        $  3,565         $  6,276                        $  (1,130)
                                                         --------         --------         --------                        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures for plant and equipment               (36)          (2,897)            (901)                         (3,834)
                                                         --------         --------         --------                        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                13,194               --               --                          13,194
                                                         --------         --------         --------                        --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
   EQUIVALENTS                                                  1               --           (1,136)                         (1,135)
                                                         --------         --------         --------                        --------

NET INCREASE IN CASH AND CASH EQUIVALENTS
                                                            2,188              668            4,239                           7,095

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             (865)            (426)          11,941                          10,650
                                                         --------         --------         --------                        --------

CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                        $  1,323         $    242         $ 16,180                        $ 17,745
                                                         ========         ========         ========                        ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The purpose of this section is to discuss and analyze the Company's consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 10-K").

CAUTIONARY STATEMENT FOR FORWARD-LOOKING INFORMATION

        Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report may contain forward-looking statements. Such forward- looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements may relate, but not be limited, to projections of revenues, income or loss, capital expenditures, plans for growth and future operations, financing needs or plans or intentions relating to acquisitions by the Company, as well as assumptions relating to the foregoing. Further information on these and other factors which could affect the Company's financial results can be found in the Company's Registration Statement on Form S-4 (file no. 333-40067) and Prospectus dated March 2, 1998. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by or underlying such forward-looking statements.

GENERAL

        Huntsman Packaging Corporation derives its revenue, earnings and cash flows from the sale of film and flexible packaging products to customers located throughout the world. Huntsman Packaging manufactures these products at its facilities located in North America, Europe and Australia. Huntsman Packaging's sales have grown primarily as a result of the growth in the market for film and flexible packaging products, acquisitions over the past several years and increased levels of production at acquired facilities. Since 1992, Huntsman Packaging has completed eight acquisitions, including acquisitions in 1996 of Deerfield Plastics Co., Inc. and United Films Corporation and in 1997 of Huntsman Polymers Corporation's CT Film Division ("CT Film"). In addition, in 1996 Huntsman Packaging received a capital contribution from Huntsman Corporation of the capital stock of Huntsman Container Corporation International, which owns certain foam packaging operations in Europe.

RESULTS OF OPERATIONS

        The following table sets forth net sales and expenses, and such amounts as a percentage of net sales, for the three months ended March 31, 1998 and 1997.

                                           Three Months Ended March 31
                                -------------------------------------------------
                                         1998                        1997
                                ---------------------       ---------------------
                                                  % of                      % of
                                   $             Sales          $           Sales
                                --------      --------      --------      -------
                                                  (dollars in millions)
Sales -- net                    $  147.8        100.0%      $  108.0        100.0%
Cost of sales                      124.8         84.4%          96.6         89.4%
                                --------      -------       --------      -------
Gross profit                        23.0         15.6%          11.4         10.6%
Total operating expenses            13.1          8.9%           8.0          7.4%
                                --------      -------       --------      -------
Operating income                $    9.9          6.7%      $    3.4          3.2%
                                ========      =======       ========      =======

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

    Net Sales

        Net sales increased by $39.8 million, or 36.8%, to $147.8 million for the three months ended March 31, 1998, compared to $108.0 million for the same period in 1997. The increase was primarily due to the acquisition of CT Film in September 1997. The CT Film acquisition resulted in increased net sales of $39.5 million for the first quarter of 1998.

    Gross Profit

        Gross profit increased by $11.6 million, or 101.7%, to $23.0 million for the three months ended March 31, 1998, compared to $11.4 million for the same period in 1997. The increase was due in part to the acquisition of CT Film in September 1997, which resulted in increased gross profit of $5.5 million for the first quarter of 1998. The remaining increase was due primarily to an increased spread between the selling price of the Company's polyethylene based products and the Company's cost of polyethylene resin (the primary raw material), as well as increased production efficiencies. Because of these factors, the Company's stretch film product line realized increased gross profit of approximately $3.5 million for the three months ended March 31, 1998, compared to the same period in 1997.

    Total Operating Expenses

        Total operating expenses for 1998 (including research and development expenses) increased by $5.1 million, or 63.8%, to $13.1 million from $8.0 million in 1997. The increase primarily represented additional operating expenses associated with the growth of the Company and the establishment of a corporate infrastructure necessary to support the Company after it was separated from Huntsman Corporation on September 30, 1997 (the "Split-Off"). These costs represent additional sales and marketing expenses, investments in technical support and corporate administration costs. Included in these costs are non-recurring relocation, transaction and other costs.

    Operating Income

        Operating income increased by $6.5 million, or 191.2%, to $9.9 million for the three months ended March 31, 1998 from $3.4 million for the same period in 1997 due to the factors discussed above.

    Interest Expense

        Interest expense (net of interest income of approximately $0.1 million for each of the three month periods ended March 31, 1998 and 1997) increased by $1.1 million, or 25.0% to $5.6 million for the three months ended March 31, 1998 from $4.5 million for the same period in 1997. The increase was due to additional interest expense resulting from increased long-term debt as a result of the recent acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

        Prior to the Split-Off from Huntsman Corporation, Huntsman Packaging financed its operations with borrowings from Huntsman Corporation or its affiliates. Since the Split-Off, Huntsman Packaging has financed its operations through cash provided by operations and by borrowings under its existing Credit Agreement dated as of September 30, 1997 (the "Existing Credit Agreement") with The Chase Manhattan Bank ("Chase") and the financial institutions party thereto. Additional information with respect to the Existing Credit Agreement is presented in the 1997 10-K.

    Blessings Acquisition and Amendment of Huntsman Packaging's Credit
    Facilities

        On April 7, 1998, the Company executed an agreement and plan of merger with Blessings Corporation ("Blessings") to acquire Blessings. On April 14, 1998, the Company, through a wholly-owned subsidiary, commenced a cash tender offer (the "Tender Offer") for all outstanding common stock of Blessings at $21.00 per share. The merger agreement contemplates that any shares not purchased in the Tender Offer will be acquired for the same price in cash in a second-step merger.

        The Company estimates that approximately $285 million will be required to acquire all of the shares of Blessings pursuant to the Tender Offer and second-step merger, to refinance certain indebtedness of Blessings, and to pay fees and expenses related to the Tender Offer and the merger. The Company expects to obtain these funds from borrowings under an amended and restated credit agreement (the "Amended Credit Agreement"), which the Company entered into with Chase and a syndicate of financial institutions including Chase as of May 14, 1998. The Amended Credit Agreement permits the Tender Offer and the merger and increases by $285 million (the "Additional Credit Facilities") the available credit facilities under the Existing Credit Agreement. The effectiveness of the Amended Credit Agreement, however, is subject to conditions precedent customary for such facilities.

        The Amended Credit Agreement provides that the Additional Credit Facilities will consist of new term loans in two tranches. The first tranche, in the amount of up to $185 million, will mature on September 30, 2005 and will amortize on a quarterly basis. Of the first tranche, $45 million is to be available to be borrowed directly by a newly formed subsidiary of the Company, which is incorporated under the laws of Mexico. The second tranche, in the amount of up to $100 million, will mature on June 30, 2006 and will amortize on an annual basis during the first seven years, with a final amount of $93 million due in the last year. In addition to the scheduled amortization to be determined, the Amended Credit Agreement provides for customary mandatory prepayments with a percentage of excess cash flow and with certain proceeds from asset sales and certain proceeds from the issuance of additional debt or equity.

        The Additional Credit Facilities bear interest, at the election of the Company, at either (i) zero to 1%, depending on certain of the Company's financial ratios, plus the higher of (a) Chase's prime rate, (b) the federal funds rate plus 1/2% or (c) Chase's base CD rate plus 1% or (ii) the London Interbank Offered Rate plus 1.00% to 2.25%, also depending on certain of the Company's financial ratios.

        The obligations of the Company under the Amended Credit Agreement are guaranteed by the Company's direct and indirect domestic wholly-owned "restricted" subsidiaries and secured by substantially all of the assets of the Company and its existing and subsequently acquired "restricted" domestic subsidiaries, including upon consummation of the merger, the assets of Blessings and its domestic subsidiaries. The Amended Credit Agreement is also secured by a pledge of 65% of the capital stock of each of the Company's foreign subsidiaries.

    Net Cash Provided by Operating Activities

        Net cash provided by operating activities was $21.2 million for the three months ended March 31, 1998, an increase of $22.3 million from the same period in 1997. The increase resulted from increased net income of $2.7 million, increased non-cash income statement items of $1.1 million and improved working capital management resulting in improved cash flow of $18.5 million, primarily from reductions in trade accounts receivable and increases in trade accounts payable.

    Net Cash Used in Investing Activities

        Net cash used in investing activities was $16.8 million for the three months ended March 31, 1998, an increase of $12.9 million from the same period in 1997. The increase was due to the March 1998 acquisition of Ellehammer Industries ("Ellehammer") for approximately $7.3 million and increased capital expenditures of $5.6 million over the first quarter of 1997. Capital expenditures totaled $9.5 million for the three months ended March 31, 1998 and $3.8 million for the same period in 1997. Capital expenditures during the first quarter of 1998 resulted primarily from the completion of major expansion projects in the Company's Printed Products and Barrier Films product lines and several new and carryover maintenance projects throughout the Company.

    Net Cash Provided by Financing Activities

        Net cash provided by financing activities was $6.1 million for the three months ended March 31, 1998, compared to $13.2 million for the same period in 1997. The 1998 net cash provided by financing activities resulted from borrowings on the Company's revolving credit facilities and was used to fund the Company's Ellehammer acquisition, capital expenditures and on-going operations.

    Liquidity

        As of March 31, 1998, Huntsman Packaging had $90.8 million of working capital and approximately $88.9 million available under its Existing Credit Agreement, $7.9 million of which was issued as letters of credit. The debt under the Existing Credit Agreement bears interest at LIBOR plus 2.00%, and may adjust downward based upon Huntsman Packaging's leverage ratio (as defined in the Existing Credit Agreement) to a minimum of LIBOR plus 1.00%. As described above, the Company has entered into an Amended Credit Agreement which permits the Tender Offer and merger with Blessings and increases by $285 million the available credit facilities under the Existing Credit Agreement.

        As of March 31, 1998, the Company had $23.3 million in cash and cash equivalents, including $11.2 million held by the Company's European and Australian subsidiaries. The effective tax rate of repatriating the Company's foreign cash and cash equivalents and future foreign earnings to the United States varies from approximately 40% to 65% depending on various U.S. and foreign tax factors, including each foreign subsidiary's country of incorporation. High effective repatriation tax rates may limit the ability of the Company to access cash and cash equivalents generated by its European and Australian operations for use in its United States operations, including to pay principal, premium, if any, and interest on the Company's outstanding debt obligations. For the three months ended March 31, 1998, the Company's European and Australian operations generated net income of $.8 million.

        Huntsman Packaging expects that cash flows from operating activities and available borrowings under its credit facilities, as amended, will provide sufficient working capital to operate its business, to make expected capital expenditures and to meet foreseeable liquidity requirements.

                                  PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


      (a) The following exhibits are filed with this report.

      27     Financial Data Schedule



      (b) No report on Form 8-K was filed during the quarter for which this report is filed.

             A report on Form 8-K was filed with the Securities and Exchange Commission on April 8, 1998 relating to the proposed acquisition by the Company and its wholly owned subsidiary VA Acquisition Corp. of Blessings Corporation.

             A report on Form 8-K was filed with the Securities and Exchange Commission on April 22, 1998 relating to the Company's determination to change its independent public accountants.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    HUNTSMAN PACKAGING CORPORATION



                    /s/ SCOTT K. SORENSEN
                    -------------------------------------------
                    SCOTT K. SORENSEN
                    Executive Vice President and
                    Chief Financial Officer, Treasurer
                    (Authorized Signatory and
                    Principal Financial and Accounting Officer)




Date:  May 14, 1998

                                INDEX TO EXHIBITS

Exhibits

27             Financial Data Schedule.