Form 10-Q
period 1998-06-30
HUNTSMAN PACKAGING CORP
filed 1998-08-14
CIK 1049442

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    --------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 1998

                                              OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________ to ___________


                        Commission file number 333-40067


                         HUNTSMAN PACKAGING CORPORATION
             (Exact name of registrant as specified in its charter)



             Utah                                                87-0496065
------------------------------                               -------------------
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

Yes   X     No
    -----      -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On July 31, 1998, there were 1,000,001 outstanding shares of the Registrant's Class A Common Stock, 6,999 outstanding shares of the Registrant's Class B Common Stock and 11,600 outstanding shares of the Registrant's Class C Common Stock.

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
AS OF JUNE 30, 1998 AND DECEMBER 31, 1997 (DOLLARS IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------

                                                                           June 30,       December 31,
                                                                             1998            1997
                                                                           ---------       ---------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                              $  11,031       $  12,411
    Receivables, net of allowances of $5,267 and $3,257, respectively         85,688          77,831
    Inventories                                                               79,254          63,704
    Prepaid expenses and other                                                 3,043           2,136
    Deferred income taxes                                                      2,414           1,271
    Net current assets of discontinued operations                                 --           6,420
                                                                           ---------       ---------

        Total current assets                                                 181,430         163,773

PLANT AND EQUIPMENT - Net                                                    282,188         163,733

INTANGIBLE ASSETS - Net                                                      228,102          50,053

OTHER ASSETS                                                                  23,570          12,573

NET LONG-TERM ASSETS OF DISCONTINUED OPERATIONS                                   --          10,260
                                                                           ---------       ---------

TOTAL                                                                        715,290       $ 400,392
                                                                           =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Trade accounts payable                                                 $  30,367       $  27,896
    Accrued liabilities                                                       43,641          24,596
    Long-term debt - current portion                                           7,938              --
    Income taxes payable                                                       5,065           1,912
    Due to affiliates                                                          2,697          15,279
                                                                           ---------       ---------
        Total current liabilities                                             89,708          69,683

LONG-TERM DEBT - Net of current portion                                      508,543         250,171

OTHER LIABILITIES                                                             14,181           8,869

DEFERRED INCOME TAXES                                                         30,197           8,695
                                                                           ---------       ---------
        Total liabilities                                                    642,629         337,418
                                                                           ---------       ---------

STOCKHOLDERS' EQUITY:
    Common stock - Class A voting, no par value; 1,200,000
        shares authorized; 1,000,001 shares outstanding                       63,161          63,161
    Common stock - Class B voting, no par value; 10,000 shares
        authorized; 6,999 shares outstanding                                     515             515
    Common stock - Class C nonvoting, no par value; 60,000
        shares authorized; 11,600 shares outstanding                           1,160              --
    Stockholder note receivable                                                 (560)           (700)
    Retained earnings                                                         15,002           5,393
    Foreign currency translation adjustment                                   (6,617)         (5,395)
                                                                           ---------       ---------
        Total stockholders' equity                                            72,661          62,974
                                                                           ---------       ---------
TOTAL                                                                      $ 715,290       $ 400,392
                                                                           =========       =========

See notes to consolidated condensed financial statements.

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED INCOME STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------

                                             Three Months Ended             Six Months Ended
                                                  June 30,                      June 30,
                                          ------------------------      ------------------------
                                            1998           1997           1998           1997
                                          ---------      ---------      ---------      ---------
SALES - Net                               $ 159,727      $ 100,256      $ 298,245      $ 197,690

COST OF SALES                               132,662         87,230        249,839        175,374
                                          ---------      ---------      ---------      ---------

    Gross profit                             27,065         13,026         48,406         22,316
                                          ---------      ---------      ---------      ---------

OPERATING EXPENSES:
    Administration and other                  8,097          4,240         13,842          7,546
    Sales and marketing                       6,079          2,971         11,310          5,913
    Research and development                    928            502          1,898          1,002
                                          ---------      ---------      ---------      ---------

        Total operating expenses             15,104          7,713         27,050         14,461
                                          ---------      ---------      ---------      ---------

OPERATING INCOME                             11,961          5,313         21,356          7,855

INTEREST EXPENSE - Net                       (8,449)        (2,677)       (14,066)        (7,162)

OTHER INCOME (EXPENSE) - Net                   (271)           418            (70)         1,018
                                          ---------      ---------      ---------      ---------

INCOME BEFORE INCOME TAXES
     AND DISCONTINUED OPERATIONS              3,241          3,054          7,220          1,711

INCOME TAX PROVISION                          1,625          1,414          3,493            833
                                          ---------      ---------      ---------      ---------

INCOME BEFORE
     DISCONTINUED OPERATIONS                  1,616          1,640          3,727            878

INCOME FROM DISCONTINUED
     OPERATIONS (net of income taxes)           256            573            582          1,109

GAIN ON SALE OF DISCONTINUED
     OPERATIONS (net of income taxes)         5,300             --          5,300             --
                                          ---------      ---------      ---------      ---------

NET INCOME                                $   7,172      $   2,213      $   9,609      $   1,987
                                          =========      =========      =========      =========



See notes to consolidated condensed financial statements.

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------

                                                                 June 30,       June 30,
                                                                   1998           1997
                                                                 ---------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                   $   9,609      $  1,987
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                               11,696         7,748
        Deferred income taxes                                        3,026          (281)
        Provision for losses on accounts receivable                   (360)          132
        Gain on sale of assets                                      (5,300)           --
        Changes in assets and liabilities - net of effects
          of acquisitions:
            Accounts receivable                                     12,097        (5,912)
            Inventories                                              2,440          (205)
            Prepaid expenses and other                                 958        (1,579)
            Other assets                                            (2,126)         (921)
            Trade accounts payable                                 (11,248)         (882)
            Accrued liabilities                                      8,889         2,032
            Due to affiliates                                      (11,656)        1,739
            Income taxes payable                                    (1,107)         (233)
            Other liabilities                                       (1,906)          (37)
                                                                 ---------      --------

               Net cash provided by operating activities            15,012         3,588
                                                                 ---------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of assets                                    28,269            --
    Payments for purchase of Blessings Corporation,  net
      of cash acquired                                            (282,973)           --
    Payments for certain net assets of Ellehammer Industries        (7,877)           --
    Capital expenditures for plant and equipment                   (22,733)       (8,751)
                                                                 ---------      --------

               Net cash used in investing activities              (285,314)       (8,751)
                                                                 ---------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of class C nonvoting common stock         1,160            --
    Principal payments on borrowings                               (18,371)           --
    Proceeds from issuance of long-term debt                       285,000        12,235
                                                                 ---------      --------

               Net cash provided by financing activities           267,789        12,235
                                                                 ---------      --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
    AND CASH EQUIVALENTS                                             1,133        (1,657)
                                                                 ---------      --------

NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS               (1,380)        5,415

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      12,411        10,647
                                                                 ---------      --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $  11,031      $ 16,062
                                                                 =========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Cash paid during the period for:
        Interest                                                 $  10,999      $     --
                                                                 =========      ========
        Income taxes                                             $   1,729      $    318
                                                                 =========      ========



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

2.   INVENTORIES

     Inventories are valued at the lower of cost (on a first-in, first-out basis) or market. Inventories on June 30, 1998 and December 31, 1997 consisted of the following (in thousands):

                                 June 30,         December 31,
                                  1998               1997
                                 --------         ------------
           Finished goods        $43,742            $37,254
           Raw materials          29,233             21,675
           Work-in-process         6,279              4,775
                                 -------            -------

           Total                 $79,254            $63,704
                                 =======            =======


3.   ACQUISITIONS

     ELLEHAMMER INDUSTRIES LTD. AND ELLEHAMMER PACKAGING INC. - On March 12, 1998, the Company acquired certain assets and assumed certain liabilities of Ellehammer Industries Ltd. and Ellehammer Packaging Inc. (collectively, "Ellehammer") for cash of approximately $7.9 million. The acquisition has been accounted for using the purchase method of accounting. Results of operations of Ellehammer have been included in the accompanying consolidated condensed financial statements from the date of acquisition. The purchase price has been allocated to the tangible assets acquired, which consist primarily of equipment and inventory.

     BLESSINGS CORPORATION - On May 19, 1998, the Company, through its wholly-owned subsidiary, VA Acquisition Corp. ("Acquisition Corp."), acquired pursuant to a tender offer (the "Tender Offer Acquisition"), 9,819,669 shares of Common Stock ("Shares"), of Blessings Corporation, ("Blessings"), representing approximately 97% of the outstanding Shares of Blessings, at a purchase price of $21.00 per share net to the seller in cash. The Tender Offer Acquisition occurred in accordance with an Agreement and Plan of Merger (the "Merger Agreement") dated April 7, 1998, by and among the Company, Acquisition Corp. and Blessings pursuant to which the Company, through

     Acquisition Corp., agreed to purchase all of the outstanding Shares of Blessings. Pursuant to the terms of the Merger Agreement, on May 19, 1998 Acquisition Corp. merged with and into Blessings, Blessings became a wholly-owned subsidiary of the Company (the "Merger") and Blessings changed its name to Huntsman Edison Films Corporation. In the Merger, each outstanding Share (other than (i) Shares held by Blessings, the Company, Acquisition Corp. or any wholly-owned direct or indirect subsidiary of any of them and (ii) Shares held by stockholders, if any, who perfect their appraisal rights under Delaware law) was converted into the right to receive $21.00 in cash.

     The aggregate purchase price for the acquisition of Blessings (the "Blessings Acquisition") was approximately $270 million (including the assumption of approximately $57 million of Blessings existing indebtedness). In connection with the Blessings Acquisition, the Company incurred transaction costs of approximately $13 million. The financing for the Blessings Acquisition was provided under a $510 million amended and restated Credit Agreement (the "Amended Credit Agreement") dated as of May 14, 1998, among the Company and a syndicate of financial institutions, for which The Chase Manhattan Bank serves as administrative agent.

     The Blessings Acquisition has been accounted for using the purchase method of accounting. Results of operations of Blessings have been included in the accompanying consolidated condensed financial statements from the date of acquisition. The purchase price has been allocated to the net tangible assets acquired of approximately $105 million and goodwill of approximately $178 million.

     The following unaudited pro forma information for the six months ended June 30, 1998 and 1997 presents the Company's results of operations as if the Blessings Acquisition had occurred at the beginning of each period. The results of operations give effect to certain adjustments, including amortization of intangible assets, depreciation expense, interest expense on debt borrowings to fund the acquisition and income taxes. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the applicable period or of the results which may occur in the future.


     Unaudited pro forma results of operations (in thousands):

                                                       Six Months Ended June 30,
                                                       -------------------------
                                                       1998                 1997
                                                     --------             --------

     Sales - net                                     $365,530             $285,952
     Operating income                                  24,857               15,347
     Loss before discontinued operations                 (203)              (2,260)



4.    SALE OF ASSETS

     On June 1, 1998, Huntsman Container Corporation International ("HCCI"), a wholly-owned subsidiary of the Company, sold its entire interest in the capital stock of Huntsman Container Company Limited ("HCCL") and Huntsman Container Company France SA ("HCCFSA") to Polarcup Limited and Huhtamaki Holdings France Sarl, subsidiaries of Huhtamaki Oyj. Together, HCCL and HCCFSA comprised the Company's foam products operations, which were operated exclusively in Europe. Net proceeds from the sale were approximately $28.3 million and resulted in a gain of approximately $5.3 million, net of applicable income taxes. The financial position and results of operations of the sold businesses are reflected as discontinued operations in the accompanying consolidated condensed financial statements for all periods presented.

5.   ISSUANCE OF COMMON STOCK AND OPTIONS

     The Company has authorized 60,000 shares of a new class (Class "C") of nonvoting common stock for sale or for issuance pursuant to nonstatutory incentive stock options ("Incentive Options") to certain members of its senior management. As of June 30, 1998, the Company had granted Incentive Options for 41,956 shares of Class C nonvoting common stock to members of its senior management. The Incentive Options are exercisable at $100 per share, the estimated fair market value of the shares on the date of the grant. The Incentive Options vest, if at all, based on service and financial performance thresholds, over a five-year period, beginning December 31, 1998. In addition to the Incentive Options, the Company authorized the sale of certain shares of Class C nonvoting common stock to members of its senior management. As of June 30, 1998, 11,600 of such shares of Class C nonvoting common stock had been purchased by such members of senior management at $100 per share, the estimated fair market value of the shares on the date of purchase.

6.   RECENT ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair market value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Statement 133 is effective for fiscal years beginning after June 15, 1999. Management expects that the adoption of this statement will not have a material effect on the Company's consolidated condensed financial statements.

7.   COMPREHENSIVE INCOME

     The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and displaying comprehensive income and its components. The following table reports comprehensive income for the three and six month periods ended June 30, 1998 and 1997 (in thousands).

                                                               Three Months Ended        Six Months Ended
                                                                     June 30,                June 30,
                                                               -------      ------     -------      -------
                                                                1998         1997       1998         1997
                                                               -------      ------     -------      -------
         Net income                                            $ 7,172      $2,213     $ 9,609      $ 1,987
         Other comprehensive income (expense), net of tax:
             Foreign currency translation adjustments             (437)        215        (746)      (1,431)
                                                               -------      ------     -------      -------

         Comprehensive income                                  $ 6,735      $2,428     $ 8,863      $   556
                                                               =======      ======     =======      =======


8.   CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

     The following consolidating condensed financial statements present, in separate columns, (i) Huntsman Packaging Corporation (Parent Only), with its investment in subsidiaries recorded under the equity method, (ii) guarantor subsidiaries (as specified in the Indenture dated September 30, 1997 (the "Indenture") relating to the Company's $125 million senior subordinated notes (the "Notes")) on a combined basis, with any investments in non-guarantor subsidiaries under the Indenture recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, and (iv) eliminations necessary to arrive at the information for the Company and its subsidiaries on a consolidated basis, in each case as of June 30, 1998 and December 31, 1997 and for the three and six month periods ended June 30, 1998 and 1997. The Notes are fully and unconditionally guaranteed on a joint and several basis by the guarantor subsidiaries, and each guarantor subsidiary is wholly-owned, directly or indirectly, by the Company. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to Huntsman Packaging Corporation. The consolidating condensed financial statements are included herein because management has concluded that separate financial statements relating to the guarantor subsidiaries are not material to investors.

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATING CONDENSED BALANCE SHEET
JUNE 30, 1998 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------



                                              Huntsman                                                  Consolidated
                                              Packaging      Combined       Combined                      Huntsman
                                             Corporation     Guarantor    Non-Guarantor                  Packaging
                                             Parent Only    Subsidiaries  Subsidiaries   Elimination    Corporation
                                             -----------    ------------  ------------   -----------    -----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                   $  (2,525)     $   2,619      $ 10,937                     $  11,031
  Receivables                                    38,963         30,586        16,139                        85,688
  Inventories                                    46,020         23,887         9,347                        79,254
  Prepaid expenses and other                      1,887            567           589                         3,043
  Deferred income taxes                           1,266          1,148            --                         2,414
                                              ---------      ---------      --------                     ---------
     Total current assets                        85,611         58,807        37,012                       181,430
PLANT AND EQUIPMENT - Net                       104,639        130,541        47,008                       282,188
INTANGIBLE ASSETS - Net                          20,470        190,811        16,821                       228,102
INVESTMENT IN SUBSIDIARIES                      132,863             --            --      $(132,863)            --
OTHER ASSETS                                     17,986          1,339         4,245             --         23,570
                                              ---------      ---------      --------      ---------      ---------
TOTAL                                         $ 361,569      $ 381,498      $105,086      $(132,863)     $ 715,290
                                              =========      =========      ========      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade accounts payable                      $  15,071      $   5,692      $  9,604                     $  30,367
  Accrued liabilities                            22,548         15,868         5,225                        43,641
  Long-term debt - current portion                6,250              2         1,686                         7,938
  Due to affiliates                              (7,055)        12,788        (3,036)                        2,697
  Income taxes payable                            7,776         (2,319)         (392)                        5,065
                                              ---------      ---------      --------                     ---------
    Total current liabilities                    44,590         32,031        13,087                        89,708
LONG-TERM DEBT-Net of current portion           236,428        224,897        47,218                       508,543
OTHER LIABILITIES                                 5,811          7,030         1,340                        14,181
DEFERRED INCOME TAXES                             2,079         22,809         5,309                        30,197
                                              ---------      ---------      --------                     ---------
    Total liabilities                           288,908        286,767        66,954                       642,629
                                              ---------      ---------      --------                     ---------

STOCKHOLDERS' EQUITY:
  Common stock                                   64,836         80,982        31,785      $(112,767)        64,836
  Stockholder note receivable                      (560)            --            --             --           (560)
  Retained earnings                              15,002         13,765        11,948        (25,713)        15,002
  Foreign currency translation adjustment        (6,617)           (16)       (5,601)         5,617         (6,617)
                                              ---------      ---------      --------      ---------      ---------
    Total stockholders' equity                   72,661         94,731        38,132       (132,863)        72,661
                                              ---------      ---------      --------      ---------      ---------
TOTAL                                         $ 361,569      $ 381,498      $105,086      $(132,863)     $ 715,290
                                              =========      =========      ========      =========      =========

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATING CONDENSED BALANCE SHEET
DECEMBER 31, 1997 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------



                                                       Huntsman                                                   Consolidated
                                                       Packaging     Combined        Combined                      Huntsman
                                                      Corporation    Guarantor     Non-Guarantor                   Packaging
                                                      Parent Only   Subsidiaries   Subsidiaries    Elimination    Corporation
                                                      -----------   ------------   ------------    -----------    -----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                            $     402     $     823       $ 11,186                      $  12,411
  Receivables                                             51,533        16,881          9,417                         77,831
  Inventories                                             45,548        11,918          6,238                         63,704
  Prepaid expenses and other                               1,997            (8)           147                          2,136
  Deferred income taxes                                    1,266             5             --                          1,271
    Net current assets of discontinued operations             --            --          6,420                          6,420
                                                       ---------     ---------       --------                      ---------
     Total current assets                                100,746        29,619         33,408                        163,773
PLANT AND EQUIPMENT - Net                                 93,700        52,778         17,255                        163,733
INTANGIBLE ASSETS - Net                                   19,322        29,234          1,497                         50,053
INVESTMENT IN SUBSIDIARIES                               132,917            --             --       $(132,917)            --
OTHER ASSETS                                              11,392           106          1,075              --         12,573
NET LONG-TERM ASSETS OF
  DISCONTINUED OPERATIONS                                     --            --         10,260              --         10,260
                                                       ---------     ---------       --------       ---------      ---------
TOTAL                                                  $ 358,077     $ 111,737       $ 63,495       $(132,917)     $ 400,392
                                                       =========     =========       ========       =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade accounts payable                               $  18,516     $   5,809       $  3,571                      $  27,896
  Accrued liabilities                                     16,045         2,457          6,094                         24,596
  Due to affiliates                                        5,123        (1,656)        11,812                         15,279
  Income taxes payable                                     3,237            --         (1,325)                         1,912
                                                       ---------     ---------       --------                      ---------
    Total current liabilities                             42,921         6,610         20,152                         69,683
LONG-TERM DEBT                                           245,947           319          3,905                        250,171
OTHER LIABILITIES                                          7,351           288          1,230                          8,869
DEFERRED INCOME TAXES                                     (1,116)        9,275            536                          8,695
                                                       ---------     ---------       --------                      ---------
    Total liabilities                                    295,103        16,492         25,823                        337,418
                                                       ---------     ---------       --------                      ---------

STOCKHOLDERS' EQUITY:
  Common stock                                            63,676        88,481         29,931       $(118,412)        63,676
  Stockholder note receivable                               (700)           --             --              --           (700)
  Retained earnings                                        5,393         6,764         11,837         (18,601)         5,393
  Foreign currency translation adjustment                 (5,395)           --         (4,096)          4,096         (5,395)
                                                       ---------     ---------       --------       ---------      ---------
    Total stockholders' equity                            62,974        95,245         37,672        (132,917)        62,974
                                                       ---------     ---------       --------       ---------      ---------
TOTAL                                                  $ 358,077     $ 111,737       $ 63,495       $(132,917)     $ 400,392
                                                       =========     =========       ========       =========      =========

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATING CONDENSED INCOME STATEMENT
FOR THE THREE MONTHS ENDED JUNE 30, 1998 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------



                                           Huntsman                                                  Consolidated
                                           Packaging     Combined        Combined                     Huntsman
                                          Corporation    Guarantor     Non-Guarantor                  Packaging
                                          Parent Only   Subsidiaries   Subsidiaries   Eliminations   Corporation
                                          -----------   -------------  ------------   ------------   -----------
SALES - Net                                $ 86,867       $ 55,432       $ 18,830        $(1,402)     $ 159,727
COST OF SALES                                72,862         45,843         15,359         (1,402)       132,662
                                           --------       --------       --------        -------      ---------

    Gross profit                             14,005          9,589          3,471                        27,065
OPERATING EXPENSES                           12,029          1,180          1,895                        15,104
                                           --------       --------       --------                     ---------

OPERATING INCOME                              1,976          8,409          1,576                        11,961
INTEREST (EXPENSE) INCOME - Net              (6,051)        (2,022)          (376)                       (8,449)
EQUITY IN EARNINGS OF SUBSIDIARIES            4,077             --             --         (4,077)            --
OTHER INCOME (EXPENSE) - Net                    141             (6)          (406)            --           (271)
                                           --------       --------       --------        -------      ---------

INCOME BEFORE INCOME TAXES
     AND DISCONTINUED OPERATIONS                143          6,381            794         (4,077)         3,241
INCOME TAX PROVISION (BENEFIT)               (1,729)         2,679            675             --          1,625
                                           --------       --------       --------        -------      ---------

INCOME BEFORE
     DISCONTINUED OPERATIONS                  1,872          3,702            119         (4,077)         1,616

INCOME FROM DISCONTINUED
     OPERATIONS (net of income taxes)            --             --            256             --            256

GAIN ON SALE OF DISCONTINUED
     OPERATIONS (net of income taxes)         5,300             --             --             --          5,300
                                           --------       --------       --------        -------      ---------

NET INCOME                                 $  7,172       $  3,702       $    375        $(4,077)     $   7,172
                                           ========       ========       ========        =======      =========

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATING CONDENSED INCOME STATEMENT
FOR THE THREE MONTHS ENDED JUNE 30, 1997 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------



                                            Huntsman                                                      Consolidated
                                            Packaging      Combined         Combined                       Huntsman
                                           Corporation     Guarantor      Non-Guarantor                    Packaging
                                           Parent Only    Subsidiaries    Subsidiaries    Eliminations    Corporation
                                           -----------    ------------    ------------    ------------    -----------
SALES - Net                                 $ 54,661        $ 34,747        $ 14,837        $(3,989)       $ 100,256
COST OF SALES                                 47,598          31,435          12,186         (3,989)          87,230
                                            --------        --------        --------        -------        ---------

    Gross profit                               7,063           3,312           2,651                          13,026
OPERATING EXPENSES                             5,788             865           1,060                           7,713
                                            --------        --------        --------                       ---------

OPERATING INCOME                               1,275           2,447           1,591                           5,313
INTEREST EXPENSE - Net                        (2,482)            (81)           (114)                         (2,677)
EQUITY IN EARNINGS OF SUBSIDIARIES             4,130              --              --         (4,130)              --
OTHER INCOME - Net                               286              19             113             --              418
                                            --------        --------        --------        -------        ---------

INCOME BEFORE INCOME TAXES
     AND DISCONTINUED OPERATIONS               3,209           2,385           1,590         (4,130)           3,054
INCOME TAX PROVISION (BENEFIT)                   996            (466)            884             --            1,414
                                            --------        --------        --------        -------        ---------

INCOME BEFORE
     DISCONTINUED OPERATIONS                   2,213           2,851             706         (4,130)           1,640

INCOME FROM DISCONTINUED
     OPERATIONS (net of income taxes)             --              --             573             --              573
                                            --------        --------        --------        -------        ---------

NET INCOME                                  $  2,213        $  2,851        $  1,279        $(4,130)       $   2,213
                                            ========        ========        ========        =======        =========

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATING CONDENSED INCOME STATEMENT
FOR THE SIX MONTHS ENDED JUNE 30, 1998 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------



                                            Huntsman                                                       Consolidated
                                            Packaging       Combined        Combined                        Huntsman
                                           Corporation      Guarantor      Non-Guarantor                    Packaging
                                           Parent Only     Subsidiaries    Subsidiaries    Eliminations    Corporation
                                           -----------     ------------    ------------    ------------    -----------
SALES - Net                                 $ 173,951        $ 94,449        $ 33,431        $(3,586)       $ 298,245
COST OF SALES                                 146,734          79,124          27,567         (3,586)         249,839
                                            ---------        --------        --------        -------        ---------

    Gross profit                               27,217          15,325           5,864                          48,406
OPERATING EXPENSES                             22,710           1,419           2,921                          27,050
                                            ---------        --------        --------                       ---------

OPERATING INCOME                                4,507          13,906           2,943                          21,356
INTEREST EXPENSE - Net                        (11,646)         (2,033)           (387)                        (14,066)
EQUITY IN EARNINGS OF SUBSIDIARIES              8,394              --              --         (8,394)              --
OTHER INCOME  (EXPENSE) - Net                     175               7            (252)            --              (70)
                                            ---------        --------        --------        -------        ---------

INCOME BEFORE INCOME TAXES
     AND DISCONTINUED OPERATIONS                1,430          11,880           2,304         (8,394)           7,220
INCOME TAX PROVISION (BENEFIT)                 (2,879)          4,879           1,493             --            3,493
                                            ---------        --------        --------        -------        ---------

INCOME BEFORE
     DISCONTINUED OPERATIONS                    4,309           7,001             811         (8,394)           3,727

INCOME FROM DISCONTINUED
     OPERATIONS (net of income taxes)              --              --             582             --              582

GAIN ON SALE OF DISCONTINUED
     OPERATIONS (net of income taxes)           5,300              --              --             --            5,300
                                            ---------        --------        --------        -------        ---------

NET INCOME                                  $   9,609        $  7,001        $  1,393        $(8,394)       $   9,609
                                            =========        ========        ========        =======        =========

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATING CONDENSED INCOME STATEMENT
FOR THE SIX MONTHS ENDED JUNE 30, 1997 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------



                                            Huntsman                                                       Consolidated
                                            Packaging       Combined        Combined                         Huntsman
                                           Corporation      Guarantor      Non-Guarantor                    Packaging
                                           Parent Only     Subsidiaries    Subsidiaries    Eliminations    Corporation
                                           -----------     ------------    ------------    ------------    -----------
SALES - Net                                 $ 106,840        $ 68,331        $ 28,923        $(6,404)       $ 197,690
COST OF SALES                                  94,514          63,221          24,043         (6,404)         175,374
                                            ---------        --------        --------        -------        ---------

    Gross profit                               12,326           5,110           4,880                          22,316
OPERATING EXPENSES                             10,850           1,500           2,111                          14,461
                                            ---------        --------        --------                       ---------

OPERATING INCOME                                1,476           3,610           2,769                           7,855
INTEREST EXPENSE  - Net                        (6,837)            (96)           (229)                         (7,162)
EQUITY IN EARNINGS OF SUBSIDIARIES              6,421              --              --         (6,421)              --
OTHER INCOME  - Net                               364              38             616             --            1,018
                                            ---------        --------        --------        -------        ---------

INCOME BEFORE INCOME TAXES
     AND DISCONTINUED OPERATIONS                1,424           3,552           3,156         (6,421)           1,711
INCOME TAX PROVISION (BENEFIT)                   (563)             --           1,396             --              833
                                            ---------        --------        --------        -------        ---------

INCOME BEFORE
     DISCONTINUED OPERATIONS                    1,987           3,552           1,760         (6,421)             878

INCOME FROM DISCONTINUED
     OPERATIONS (net of income taxes)              --              --           1,109             --            1,109
                                            ---------        --------        --------        -------        ---------

NET INCOME                                  $   1,987        $  3,552        $  2,869        $(6,421)       $   1,987
                                            =========        ========        ========        =======        =========

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1998 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------



                                                     Huntsman                                                      Consolidated
                                                     Packaging       Combined        Combined                       Huntsman
                                                    Corporation      Guarantor     Non-Guarantor                    Packaging
                                                    Parent Only     Subsidiaries   Subsidiaries     Eliminations   Corporation
                                                    -----------     ------------   ------------     ------------   -----------
CASH FLOWS PROVIDED BY
     (USED IN) OPERATING ACTIVITIES                  $   8,997        $ 6,658        $   (643)                      $  15,012
                                                     ---------        -------        --------                       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets                          28,269             --              --                          28,269
  Payments for purchase of Blessings
      Corporation, net of cash acquired               (284,644)            99           1,572                        (282,973)
  Payments for certain net assets of
    Ellehammer Industries                               (7,877)            --              --                          (7,877)
  Capital expenditures for plant and
    equipment                                          (13,730)        (6,426)         (2,577)                        (22,733)
                                                     ---------        -------        --------                       ---------
    Net cash used in investing activities             (277,982)        (6,327)         (1,005)                       (285,314)
                                                     ---------        -------        --------                       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                 1,160             --              --                           1,160
  Principal payments on borrowings                     (19,852)         1,481              --                         (18,371)
  Proceeds from issuance of long-term debt             285,000             --              --                         285,000
                                                     ---------        -------        --------                       ---------
    Net cash provided by financing activities          266,308          1,481              --                         267,789
                                                     ---------        -------        --------                       ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                                    (250)           (16)          1,399                           1,133
                                                     ---------        -------        --------                       ---------

NET INCREASE (DECREASE)  IN CASH
    AND CASH EQUIVALENTS                                (2,927)         1,796            (249)                         (1,380)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                402            823          11,186                          12,411
                                                     ---------        -------        --------                       ---------

CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                    $  (2,525)       $ 2,619        $ 10,937                       $  11,031
                                                     =========        =======        ========                       =========

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1997 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------



                                                     Huntsman                                                      Consolidated
                                                     Packaging       Combined       Combined                        Huntsman
                                                    Corporation      Guarantor    Non-Guarantor                     Packaging
                                                    Parent Only    Subsidiaries   Subsidiaries     Eliminations    Corporation
                                                    -----------    ------------   ------------     ------------    -----------
CASH FLOWS PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                               $ (8,056)       $ 4,895        $  6,749                        $  3,588
                                                     --------        -------        --------                        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures for plant and equipment         (3,719)         (3,507)        (1,525)                         (8,751)
                                                     --------        -------        --------                        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt             12,235             --              --                          12,235
                                                     --------        -------        --------                        --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                                    (87)            --          (1,570)                         (1,657)
                                                     --------        -------        --------                        --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                 373          1,388           3,654                           5,415

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                              (865)          (426)         11,938                          10,647
                                                     --------        -------        --------                        --------

CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                    $   (492)       $   962        $ 15,592                        $ 16,062
                                                     ========        =======        ========                        ========

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

CAUTIONARY STATEMENT FOR FORWARD-LOOKING INFORMATION

        Certain information set forth in this report contains "forward-looking statements" within the meaning of federal securities laws. Such statements are based upon the Company's current expectations and may include information with respect to future revenues, income or loss, capital expenditures, plans for growth and future operations, financing needs or plans or intentions relating to acquisitions by the Company, as well as assumptions relating to the foregoing. There are a number of risks and uncertainties that could cause actual results to differ materially from those set forth in, contemplated by or underlying the forward-looking statements contained in this report. These risks include, but are not limited to, economic recessions, the Company's high degree of leverage and its ability to service indebtedness, restrictions under the Company's credit facilities, fluctuations in resin prices and the availability of resin supplies, competition, customer relationships, risks associated with acquisitions, environmental regulations and other factors identified from time to time in the Company's press releases and periodic reports filed with the Securities and Exchange Commission. When used in this report, the words "estimates," "expects," "anticipates," "forecasts," "plans," "intends," and variations of such words or similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Future events and actual results could differ from those set forth in, contemplated by or underlying the forward-looking statements. The Company's forward-looking statements apply only as of the date made. The Company undertakes no obligation to publicly release the results of any revisions to forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

GENERAL

        Huntsman Packaging Corporation derives its revenue, earnings and cash flows from the sale of film and flexible packaging products to customers located throughout the world. Huntsman Packaging manufactures these products at its facilities located in North America, Europe and Australia. Huntsman Packaging's sales have grown primarily as a result of acquisitions over the past several years, increased levels of production at acquired facilities and the growth in the market for film and flexible packaging products. Since 1992, Huntsman Packaging has completed ten acquisitions, including acquisitions in 1996 of Deerfield Plastics Co., Inc. and United Films Corporation, in 1997 of Huntsman Polymers Corporation's CT Film Division ("CT Film") and in 1998 of Ellehammer Industries Ltd. and Ellehammer Packaging Inc. (collectively, "Ellehammer") and of Blessings Corporation.

        On June 1, 1998, Huntsman Container Corporation International ("HCCI"), a wholly-owned subsidiary of the Company, sold its entire interest in the capital stock of Huntsman Container Company Limited ("HCCL") and Huntsman Container Company France SA ("HCCFSA") to Polarcup Limited and Huhtamaki Holdings France Sarl, subsidiaries of Huhtamaki Oyj. Together, HCCL and HCCFSA comprised the Company's foam products operations, which were operated exclusively in Europe.

RESULTS OF OPERATIONS

        The following table sets forth net sales and expenses, and such amounts as a percentage of net sales, for the three and six month periods ended June 30, 1998 and 1997.


                               Three Months Ended June 30,             Six Months Ended June 30,
                            ----------------------------------    -----------------------------------
                                  1998              1997               1998                1997
                            ----------------  ----------------    ---------------    ----------------
                                      % of              % of               % of                % of
                              $       Sales      $      Sales       $      Sales       $       Sales
                            ------    ------  -------   ------    ------   ------    ------    ------
                                                     (dollars in millions)
Sales-net                   $159.7    100.0%   $100.3   100.0%    $298.2   100.0%    $197.7    100.0%
Cost of sales                132.6     83.0      87.3    87.0      249.8    83.8      175.4     88.7
                            ------    ------  -------   ------    ------   ------    ------    ------
Gross profit                  27.1     17.0      13.0    13.0       48.4    16.2       22.3     11.3
Total operating expenses      15.1      9.5       7.7     7.7       27.0     9.0       14.4      7.3
                            ------    ------  -------   ------    ------   ------    ------    ------
Operating income            $ 12.0      7.5%  $   5.3     5.3%      21.4     7.2%    $  7.9      4.0%
                            ======    ======  =======   ======    ======   ======    ======    ======


THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

    Net Sales

        Net sales increased by $59.4 million, or 59.2%, to $159.7 million for the three months ended June 30, 1998, compared to $100.3 million for the same period in 1997. The increase was primarily due to the acquisitions of CT Film in September 1997 and Blessings in May 1998. The CT Film and the Blessings acquisitions resulted in increased net sales of approximately $37.2 million and $20.1 million, respectively, in the second quarter of 1998 compared with the same period in 1997. The remaining increased net sales is due to higher sales volumes in the second quarter of 1998, as compared to the second quarter of 1997. This is particularly true in the Company's barrier, custom and printed films. These increases are net of the impact of reduced average selling prices as a result of declines in resin costs.

    Gross Profit

        Gross profit increased by $14.1 million, or 108.5%, to $27.1 million for the three months ended June 30, 1998, compared to $13.0 million for the same period in 1997. The increase was due in part to the acquisitions of CT Film in September 1997 and Blessings in May 1998, which collectively resulted in increased gross profit of $9.4 million for the second quarter of 1998. The remaining increase was due primarily to increased production efficiencies as well as an increase in the difference between the selling price of the Company's products and the Company's cost of resin (the primary raw material). The resin and operating efficiencies improvements resulted in improved gross margins to 17% for the second quarter of 1998, from 13% for the same period in 1997.

    Total Operating Expenses

        Total operating expenses for the three months ended June 30, 1998 (including research and development expenses) increased by $7.4 million, or 96.1%, to $15.1 million from $7.7 million for the same period in 1997. The increase was due primarily to additional operating expenses associated with the acquisitions of CT Film and Blessings as well as the organic growth of the Company. In addition, the Company has established infrastructure necessary to support the Company after it was separated from Huntsman Corporation on September 30, 1997 (the "Split-Off"). These costs represent additional sales and marketing expenses, investments in technical support and corporate administration costs.

    Operating Income

        Operating income increased by $6.7 million, or 126.4%, to $12.0 million for the three months ended June 30, 1998 from $5.3 million for the same period in 1997 due to the factors discussed above.

    Interest Expense

        Interest expense (net of interest income of approximately $0.1 million for each of the three month periods ended June 30, 1998 and 1997) increased by $5.8 million, or 215.6% to $8.5 million for the three months ended June 30, 1998 from $2.7 million for the same period in 1997. The increase was due to additional interest expense resulting from increased long-term debt to fund the recent acquisitions.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

    Net Sales

        Net sales increased by $100.5 million, or 50.8%, to $298.2 million for the six months ended June 30, 1998, compared to $197.7 million for the same period in 1997. The increase was primarily due to the acquisitions of CT Film in September 1997 and Blessings in May 1998. The CT Film and the Blessings acquisitions resulted in increased net sales of approximately $96.8 million for the first half of 1998 compared with the same period in 1997. The remaining increase is due to higher sales volumes in the first half of 1998 as compared to 1997. This is particularly true in the Company's barrier, custom and printed films. These increases are net of the impact of reduced average selling prices as a result of declines in resin costs.

    Gross Profit

        Gross profit increased by $26.1 million, or 117.0%, to $48.4 million for the six months ended June 30, 1998, compared to $22.3 million for the same period in 1997. The increase was due in part to the acquisitions of CT Film in September 1997 and Blessings in May 1998, which collectively resulted in increased gross profit of $15.1 million for the first half of 1998. The remaining increase was due primarily to increased production efficiencies, as well as an increase in the difference between the selling price of the Company's products and the Company's cost of resin (the primary raw material). The resin and operating efficiencies improvements resulted in improved gross margins to 16.2% for the first half of 1998 from 11.3% for the same period in 1997.

    Total Operating Expenses

        Total operating expenses for the six months ended June 30, 1998 (including research and development expenses) increased by $12.6 million, or 87.5%, to $27.0 million from $14.4 million for the same period in 1997. The increase represented primarily additional operating expenses associated with the acquisitions of CT Film and Blessings as well as the organic growth of the Company. In addition, the Company has established infrastructure necessary to support the Company after the Split-Off. These costs represent additional sales and marketing expenses, investments in technical support and corporate administration costs.

    Operating Income

        Operating income increased by $13.5 million, or 170.9%, to $21.4 million for the six months ended June 30, 1998 from $7.9 million for the same period in 1997 due to the factors discussed above.

    Interest Expense

        Interest expense (net of interest income of approximately $0.2 million for each of the six month periods ended June 30, 1998 and 1997) increased by $6.9 million, or 96.4% to $14.1 million for the six months ended June 30, 1998 from $7.2 million for the same period in 1997. The increase was due to additional interest expense resulting from increased long-term debt to fund the recent acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

        Prior to the Split-Off from Huntsman Corporation, Huntsman Packaging financed its operations with borrowings from Huntsman Corporation or its affiliates. Since the Split-Off, Huntsman Packaging has financed its operations through cash provided by operations and by borrowings under certain credit facilities with The Chase Manhattan Bank ("Chase") and the financial institutions party thereto.

   Blessings Acquisition and Amendment of Huntsman Packaging's Credit Facilities

        On May 19, 1998, Huntsman Packaging, through its wholly-owned subsidiary, VA Acquisition Corp. ("Acquisition Corp."), acquired pursuant to a tender offer (the "Tender Offer Acquisition"), 9,819,669 shares of Common Stock ("Shares"), of Blessings Corporation, ("Blessings"), representing approximately 97% of the outstanding Shares of Blessings, at a purchase price of $21.00 per share net to the sellers in cash. The Tender Offer Acquisition occurred in accordance with an Agreement and Plan of Merger (the "Merger Agreement") dated April 7, 1998, by and among Huntsman Packaging, Acquisition Corp. and Blessings pursuant to which Huntsman Packaging, through Acquisition Corp., agreed to purchase all of the outstanding Shares of Blessings. Pursuant to the terms of the Merger Agreement, on May 19, 1998 Acquisition Corp. merged with and into Blessings, Blessings became a wholly-owned subsidiary of Huntsman Packaging (the "Merger") and Blessings changed its name to Huntsman Edison Films Corporation. In the Merger, each outstanding Share (other than (i) Shares held by Blessings, Huntsman Packaging, Acquisition Corp. or any wholly-owned direct or indirect subsidiary of any of them and (ii) Shares held by stockholders, if any, who perfect their appraisal rights under Delaware law) was converted into the right to receive $21.00 in cash.

        The aggregate purchase price for the acquisition of Blessings (the "Blessings Acquisition") was approximately $270 million (including the assumption of approximately $57 million of Blessings existing indebtedness). In connection with the Blessings acquisition, the Company incurred transaction costs of approximately $13 million. The financing for the Blessings Acquisition was provided under a $510 million amended and restated Credit Agreement (the "Amended Credit Agreement") dated as of May 14, 1998, among Huntsman Packaging and a syndicate of financial institutions, for which Chase serves as administrative agent.

        The Amended Credit Agreement provides for the continuation of a previous term loan (the "Original Term Loan") in the principal amount of $75 million, maturing on September 30, 2005; a Tranche A Term Loan (the "Tranche A Term Loan") in the principal amount of $140 million, maturing on September 30, 2005; a Tranche B Term Loan (the "Tranche B Term Loan") in the principal amount of $100 million, maturing on June 30, 2006; and a term loan (the "Mexico Term Loan") to ASPEN Industrial, S.A., the Company's wholly-owned subsidiary incorporated under the laws of Mexico in the principal amount of $45 million, maturing on September 30, 2005. The Amended Credit Agreement also provides for a $150 million revolving loan facility maturing on September 30, 2004. The Original Term Loan, the Tranche A Term Loan and the Mexico Term Loan amortize at an increasing rate on a quarterly basis beginning December 30, 1998 (in the case of the Tranche A term loan and the Mexico Term Loan) and December 30, 2001 (in the case of the Original Term Loan). The Tranche B Term Loan amortizes at the rate of $1 million per year beginning September 30, 1998 with an aggregate of $93 million due in the last four quarterly installments. The term loans described above are required to be prepaid with the proceeds of certain asset sales, with 50% of the proceeds of the sale by the Company of equity securities, and with the proceeds of certain debt offerings.

        Loans under the Amended Credit Agreement bear interest, at the election of the Company, at either (i) zero to 1%, depending on certain of the Company's financial ratios, plus the higher of (a) Chase's prime rate, (b) the federal funds rate plus 1/2% or (c) Chase's base CD rate plus 1%, or (ii) the London Interbank Offered Rate plus 1.00% to 2.25%, also depending on certain of the Company's financial ratios.

        The obligations of the Company under the Amended Credit Agreement are guaranteed by the Company's direct and indirect domestic wholly-owned "restricted" subsidiaries and secured by substantially all of the assets of the Company and its existing and subsequently acquired "restricted" domestic subsidiaries. The Amended Credit Agreement is also secured by a pledge of 65% of the capital stock of each of the Company's foreign subsidiaries.

    Offer to Purchase Applied Extrusion Technologies

        On August 7, 1998, the Company delivered a letter to the board of directors of Applied Extrusion Technologies, Inc. ("AET"), pursuant to which the Company made an offer to AET to purchase all of its outstanding shares of common stock for $10.50 per share in a merger transaction. Based upon the offer price, the aggregate amount to be paid to AET shareholders would be approximately $115 million. On August 14, 1998, AET issued a press release announcing its decision to reject the Company's offer. No assurances can be given that a transaction with AET will be consummated, or if consummated, with respect to the terms of any such transaction.

    Net Cash Provided by Operating Activities

        Net cash provided by operating activities was $15.0 million for the six months ended June 30, 1998, an increase of $11.4 million from the same period in 1997. The increase resulted from increased net income of $7.6 million, increased non-cash income statement items of $1.5 million, and improved working capital management of $2.3 million, primarily from reductions in trade accounts receivable.

    Net Cash Used in Investing Activities

        Net cash used in investing activities was $285.3 million for the six months ended June 30, 1998, an increase of $276.5 million from the same period in 1997. The increase was due to the March 1998 acquisition of certain net assets of Ellehammer for approximately $7.9 million, the May 1998 acquisition of Blessings for approximately $283.0 million and increased capital expenditures of $14.0 million over the first half of 1997. Capital expenditures totaled $22.7 million for the six months ended June 30, 1998 and $8.7 million for the same period in 1997. Capital expenditures during the first half of 1998 resulted primarily from the completion of major expansion projects in the Company's printed products and barrier films product lines, upgrading and installation of equipment relocated from recently-closed manufacturing facilities and several new and carryover maintenance projects throughout the Company. The Company expects capital expenditure levels to normalize in future periods. These expenditures were offset by net proceeds from the sale of assets of approximately $28.3 million.

    Net Cash Provided by Financing Activities

        Net cash provided by financing activities was $267.8 million for the six months ended June 30, 1998, compared to $12.2 million for the same period in 1997. The 1998 net cash provided by financing activities resulted from borrowings on the Company's revolving credit facilities and was used to fund the Company's 1998 acquisitions and capital expenditures.

    Liquidity

        As of June 30, 1998, Huntsman Packaging had $91.7 million of working capital and approximately $120 million available under the Amended Credit Agreement, approximately $10 million of which was issued as letters of credit. As of June 30, 1998 the debt under the Amended Credit Agreement bore interest at a weighted average rate of 7.8%.

        As of June 30, 1998, the Company had $11.0 million in cash and cash equivalents, including $9.2 million held by the Company's European, Mexican and Australian subsidiaries. The effective tax rate of repatriating the Company's foreign cash and cash equivalents and future foreign earnings to the United States varies from approximately 40% to 65% depending on various U.S. and foreign tax factors, including each foreign subsidiary's country of incorporation. High effective repatriation tax rates may limit the ability of the Company to access cash and cash equivalents generated by its European, Mexican and Australian operations for use in its United States operations, including to pay principal, premium, if any, and interest on the Company's outstanding debt obligations. For the six months ended June 30, 1998, the Company's European, Mexican and Australian operations generated net income of approximately $0.6 million.

        Huntsman Packaging expects that cash flows from operating activities and available borrowings under its credit facilities, as amended, will provide sufficient working capital to operate its business, to make expected capital expenditures and to meet foreseeable liquidity requirements. If the Company were to engage in a significant acquisition transaction, however, it may be necessary for the Company to restructure its existing credit facilities.

YEAR 2000 COMPLIANCE

        The Company has performed an analysis and has implemented procedures to address year 2000 issues. The Company is currently modifying computer systems and application programs for year 2000 compliance, with project completion scheduled for June 30, 1999. The Company believes that the cost to modify its systems or applications will not have a material effect on its financial position or results of operations. Any expenditures will be funded through operating cash flows while any costs for new software will be capitalized and amortized over the software's useful life. Although the Company is working cooperatively with third parties with systems upon which the Company must rely, the Company cannot give any assurances that the systems of other parties will be year 2000 compliant on a timely basis. The Company's business, financial condition and/or results of operations could be materially adversely affected by the failure of its systems and applications or those operated by others.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        By unanimous written consent of the Company's shareholders, effective April 6, 1998, the Company's shareholders approved the Second Amended and Restated Articles of Incorporation of the Company, which amended the Company's Articles of Incorporation to establish a class of nonvoting stock designated as "Class C Common Stock" consisting of 60,000 authorized shares with no par value. The Class C Common Stock was authorized for issuance pursuant to a Stock Option Plan and Stock Purchase Agreements for certain members of senior management that were approved by the Board of Directors on January 1, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


      (a)     The following exhibits are filed with this report.

      3.1   Second Amended and Restated Articles of Incorporation of the
            Company.

      4.1   Supplemental Indenture No. 1 to Indenture dated as of September 30,
            1997, between the Company, the Guarantors and the Bank of New York.

      4.2   Supplemental Indenture No. 2 to Indenture dated as of September 30,
            1997, between the Company, the Guarantors and the Bank of New York.

      10.1 Amended and Restated Credit Agreement dated as of May 14, 1998, among the Company, the various lenders party thereto (the "Lenders") and The Chase Manhattan Bank, as Administrative Agent for the
            Lenders.

      27    Financial Data Schedule.



      (b) A report on Form 8-K was filed with the Securities and Exchange Commission (the "Commission") on April 8, 1998 relating to the proposed acquisition by the Company and its wholly owned subsidiary VA Acquisition Corp. of Blessings Corporation.

             A report on Form 8-K was filed with the Commission on April 22, 1998 relating to the Company's determination to change its independent public accountants.

             A report on Form 8-K was filed with the Commission on June 3, 1998 relating to the consummation of the acquisition by the Company and its wholly owned subsidiary VA Acquisition Corp. of Blessings Corporation. Amendment No. 1 to this report on Form 8-K was filed with the Commission on August 3, 1998 to provide the required financial statements and pro forma financial information related to the acquisition.

             A report on Form 8-K was filed with the Commission on June 15, 1998 relating to the sale on June 1, 1998 by Huntsman Container Corporation International ("HCCI"), a wholly-owned subsidiary of the Company, of its entire interest in the capital stock of Huntsman Container Company Limited and Huntsman Container Company France SA.

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




Date:  August 14, 1998

                                INDEX TO EXHIBITS

Exhibits
3.1   Second Amended and Restated Articles of Incorporation of the Company.

4.1 Supplemental Indenture No. 1 to Indenture dated as of September 30, 1997, between the Company, the Guarantors and the Bank of New York.

4.2 Supplemental Indenture No. 2 to Indenture dated as of September 30, 1997, between the Company, the Guarantors and the Bank of New York.

10.1  Amended and Restated Credit Agreement dated as of May 14, 1998, among the
      Company, the various lenders party thereto (the "Lenders") and The Chase
      Manhattan Bank, as Administrative Agent for the Lenders.

27    Financial Data Schedule.