Form 10-Q
period 1998-09-30
HUNTSMAN PACKAGING CORP
filed 1998-11-13
CIK 1049442

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    --------

                                    FORM 10-Q


(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended September 30, 1998

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to
           __________


                        Commission file number 333-40067


                         HUNTSMAN PACKAGING CORPORATION
             (Exact name of registrant as specified in its charter)


            Utah                                                87-0496065
-------------------------------                              -------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On October 31, 1998, there were 1,000,001 outstanding shares of the registrant's Class A Common Stock, 6,999 outstanding shares of the registrant's Class B Common Stock and 11,700 outstanding shares of the registrant's Class C Common Stock.

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997 (DOLLARS IN THOUSANDS)(UNAUDITED)
--------------------------------------------------------------------------------

                                                                                  September 30,      December 31,
                                                                                      1998              1997
                                                                                  -------------      ------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                        $  16,059         $  12,411
     Receivables, net of allowances of $4,530 and $3,257, respectively                   95,013            77,831
     Inventories                                                                         67,286            63,704
     Prepaid expenses and other                                                           5,407             2,136
     Income taxes receivable                                                                871                --
     Deferred income taxes                                                                2,409             1,271
     Net current assets of discontinued operations                                           --             6,420
                                                                                      ---------         ---------
         Total current assets                                                           187,045           163,773

PLANT AND EQUIPMENT-- Net                                                               282,583           163,733

INTANGIBLE ASSETS-- Net                                                                 227,952            50,053

OTHER ASSETS                                                                             27,596            12,573

NET LONG-TERM ASSETS OF DISCONTINUED OPERATIONS                                              --            10,260
                                                                                      ---------         ---------
TOTAL ASSETS                                                                          $ 725,176         $ 400,392
                                                                                      =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade accounts payable                                                           $  30,612         $  27,896
     Accrued liabilities                                                                 40,634            24,596
     Current portion of long-term debt                                                   10,250                --
     Income taxes payable                                                                    --             1,912
     Due to affiliates                                                                    5,422            15,279
                                                                                      ---------         ---------
         Total current liabilities                                                       86,918            69,683

LONG-TERM DEBT-- Net of current portion                                                  523,750           250,171

OTHER LIABILITIES                                                                        14,542             8,869

DEFERRED INCOME TAXES                                                                    30,254             8,695
                                                                                      ---------         ---------
         Total liabilities                                                              655,464           337,418
                                                                                      ---------         ---------
STOCKHOLDERS' EQUITY:
     Common stock--Class A voting, no par value; 1,200,000 shares authorized;
         1,000,001 shares outstanding                                                    63,161            63,161
     Common stock--Class B voting, no par value; 10,000 shares authorized;
         6,999 shares outstanding                                                           515               515
     Common stock--Class C nonvoting, no par value; 60,000 shares authorized;
         11,600 shares outstanding                                                        1,160                --
     Retained earnings                                                                   12,292             5,393
     Stockholder note receivable                                                           (560)             (700)
     Foreign currency translation adjustment                                             (6,856)           (5,395)
                                                                                      ---------         ---------
         Total stockholders' equity                                                      69,712            62,974
                                                                                      ---------         ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ 725,176         $ 400,392
                                                                                      =========         =========



See notes to consolidated condensed financial statements.

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED INCOME STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------

                                                        Three Months Ended               Nine Months Ended
                                                           September 30,                   September 30,
                                                    -------------------------       -------------------------
                                                       1998            1997            1998            1997
                                                    ---------       ---------       ---------       ---------
SALES-- Net                                         $ 183,633       $ 105,869       $ 481,878       $ 303,559

COST OF SALES                                         149,912          88,946         399,751         264,320
                                                    ---------       ---------       ---------       ---------

     Gross profit                                      33,721          16,923          82,127          39,239
                                                    ---------       ---------       ---------       ---------

OPERATING EXPENSES:
     Administration and other                          12,217           3,986          26,059          11,532
     Sales and marketing                                6,598           7,144          17,908          13,057
     Research and development                             865             471           2,763           1,473
     Plant closing costs                                3,996              --           3,996              --
                                                    ---------       ---------       ---------       ---------

         Total operating expenses                      23,676          11,601          50,726          26,062
                                                    ---------       ---------       ---------       ---------

OPERATING INCOME                                       10,045           5,322          31,401          13,177

INTEREST EXPENSE-- Net                                (10,467)         (3,697)        (24,533)        (10,859)

OTHER INCOME (EXPENSE)-- Net                           (1,724)            540          (1,794)          1,558
                                                    ---------       ---------       ---------       ---------

INCOME (LOSS) BEFORE INCOME TAXES
     AND DISCONTINUED OPERATIONS                       (2,146)          2,165           5,074           3,876

INCOME TAX PROVISION                                      473           1,015           3,966           1,848
                                                    ---------       ---------       ---------       ---------

INCOME (LOSS) BEFORE
     DISCONTINUED OPERATIONS                           (2,619)          1,150           1,108           2,028

INCOME FROM DISCONTINUED
     OPERATIONS (net of income taxes of
     $443, $387 and $1,024, respectively)                  --             884             582           1,993

GAIN (LOSS) ON SALE OF DISCONTINUED OPERATIONS
     (net of income taxes of $(58) and $6,729,
     respectively)                                        (91)             --           5,209              --
                                                    ---------       ---------       ---------       ---------

NET INCOME (LOSS)                                   $  (2,710)      $   2,034       $   6,899       $   4,021
                                                    =========       =========       =========       =========



See notes to consolidated condensed financial statements.

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (IN THOUSANDS)(UNAUDITED)
--------------------------------------------------------------------------------

                                                                                  September 30,      September 30,
                                                                                      1998               1997
                                                                                  -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                     $   6,899         $   4,021
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                                 20,120            11,738
         Deferred income taxes                                                          4,050              (115)
         Provision for losses on accounts receivable                                     (951)              335
         Gain on sale of discontinued operations                                       (5,209)               --
         Loss on disposal of assets                                                       461                --
         Changes in assets and liabilities -- net of effects of acquisitions:
              Receivables                                                               2,262            (2,630)
              Inventories                                                              13,584             2,994
              Prepaid expenses and other                                               (1,470)           (1,360)
              Other assets                                                             (7,234)           (7,820)
              Trade accounts payable                                                  (10,388)              143
              Accrued liabilities                                                       6,283             2,754
              Due to affiliates                                                        (8,411)            4,594
              Income taxes payable/receivable                                          (6,772)              342
              Other liabilities                                                        (1,495)            1,622
                                                                                    ---------         ---------

                  Net cash provided by operating activities                            11,729            16,618
                                                                                    ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of assets                                                      32,631                --
     Payments for purchase of CT Films                                                     --           (76,761)
     Payments for purchase of Blessings Corporation, net of cash acquired            (284,028)               --
     Payments for certain net assets of Ellehammer Industries                          (7,877)               --
     Capital expenditures for plant and equipment                                     (35,419)          (12,371)
                                                                                    ---------         ---------

                  Net cash used in investing activities                              (294,693)          (89,132)
                                                                                    ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of Class C nonvoting common stock                           1,160                --
     Principal payments on borrowings                                                  (1,171)         (186,084)
     Proceeds from issuance of long-term debt                                         285,000           273,000
                                                                                    ---------         ---------

                  Net cash provided by financing activities                           284,989            86,916
                                                                                    ---------         ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
     AND CASH EQUIVALENTS                                                               1,623            (2,691)
                                                                                    ---------         ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                               3,648            11,711

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         12,411            10,650
                                                                                    ---------         ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $  16,059         $  22,361
                                                                                    =========         =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Cash paid during the period for:
         Interest                                                                   $  19,512         $      --
                                                                                    =========         =========
         Income taxes                                                               $   6,755         $     736
                                                                                    =========         =========



See notes to consolidated condensed financial statements.

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES


NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.   BASIS OF PRESENTATION

     The accompanying consolidated condensed financial statements have been prepared, without audit, in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. The information reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial position of Huntsman Packaging Corporation and its subsidiaries (collectively, the "Company" or "Huntsman Packaging") for the periods indicated, such adjustments being of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for a full fiscal year.

     Certain information in footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


2.   INVENTORIES

     Inventories are valued at the lower of cost (on a first-in, first-out basis) or market. Inventories on September 30, 1998 and December 31, 1997 consisted of the following (in thousands):


                                       September 30,            December 31,
                                            1998                     1997
                                       -------------            ------------
             Finished goods                $38,376                 $37,254
             Raw materials                  23,649                  21,675
             Work-in-process                 5,261                   4,775
                                           -------                 -------

             Total                         $67,286                 $63,704
                                           =======                 =======



3.   ACQUISITIONS

     ELLEHAMMER INDUSTRIES LTD. AND ELLEHAMMER PACKAGING INC. -- On March 12, 1998, the Company acquired certain assets and assumed certain liabilities of Ellehammer Industries Ltd. and Ellehammer Packaging Inc. (collectively, "Ellehammer") for cash of approximately $7.9 million. The acquisition was accounted for using the purchase method of accounting. Results of operations of Ellehammer are included in the accompanying consolidated condensed financial statements from the date of acquisition. The purchase price was allocated to the tangible assets acquired, which consisted primarily of equipment and inventory.

     BLESSINGS CORPORATION -- On May 19, 1998, in accordance with an Agreement and Plan of Merger (the "Merger Agreement") dated April 7, 1998, by and among the Company, its wholly-owned subsidiary, VA Acquisition Corp. ("Acquisition Corp.") and Blessings Corporation ("Blessings"), Acquisition Corp. merged with and into Blessings, Blessings became a wholly-owned subsidiary of the Company and Blessings changed its name to Huntsman Edison Films Corporation. The aggregate purchase price for Blessings (the "Blessings Acquisition") was approximately $270 million (including the assumption of approximately $57 million of Blessings' existing indebtedness). In connection with the Blessings Acquisition, the Company incurred transaction costs of approximately $14 million. The financing for the Blessings Acquisition was provided under a $510 million amended and restated Credit Agreement (the "Amended Credit Agreement") dated as of May 14, 1998, among the Company and a syndicate of financial institutions, for which The Chase Manhattan Bank serves as administrative agent.

     The Blessings Acquisition was accounted for using the purchase method of accounting. Results of operations of Blessings are included in the accompanying consolidated condensed financial statements from the date of acquisition. The purchase price was allocated, based on appraised fair values, to the net tangible assets acquired of approximately $105 million and goodwill of approximately $179 million. The goodwill is being amortized over a 30 year period.

     The following pro forma information for the nine months ended September 30, 1998 and 1997 presents the Company's results of operations as if the Blessings Acquisition had occurred at the beginning of each period. The results of operations give effect to certain adjustments, including amortization of intangible assets, depreciation expense, interest expense on debt borrowings to fund the acquisition and income taxes. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the applicable period or of the results which may occur in the future.

     Pro forma results of operations (in thousands):

                                           Nine Months ended September 30,
                                           -------------------------------
                                             1998                    1997
                                           --------                --------
Sales -- net                               $549,163                $435,528
Operating income                             34,902                  23,969
Loss before discontinued operations          (2,822)                 (2,869)


4.   SALE OF ASSETS

     On June 1, 1998, Huntsman Container Corporation International ("HCCI"), a wholly-owned subsidiary of the Company, sold its entire interest in the capital stock of Huntsman Container Company Limited ("HCCL") and Huntsman Container Company France SA ("HCCFSA") to Polarcup Limited and Huhtamaki Holdings France Sarl, subsidiaries of Huhtamaki Oyj. Together, HCCL and HCCFSA comprised the Company's foam products operations, which were operated exclusively in Europe. Net proceeds from the sale were approximately $28.3 million and resulted in a gain of approximately $5.2 million, net of applicable income taxes. The financial position and results of operations of this separate business segment are reflected as discontinued operations in the accompanying consolidated condensed financial statements for all periods presented.

     On September 30, 1997, the Company acquired the CT Film Division of Huntsman Polymers Corporation, formerly Rexene Corporation (the "CT Film Acquisition"). As part of the CT Film Acquisition, the Company acquired Huntsman Packaging UK Limited ("HPUK"). HPUK owned CT Film's Scunthorpe, UK flexible packaging facility, which manufactured and sold polyethylene film exclusively in Europe. In connection with the CT Film Acquisition, the Company announced its intention to close or sell the Scunthorpe, UK facility. During the nine months ended September 30, 1998, the Company adjusted its preliminary estimate of the fair value of the Scunthorpe, UK facility assets acquired, resulting in an increase of $1.6 million to the goodwill recorded in connection with the CT Film Acquisition. On August 14, 1998, the Company sold its entire interest in the capital stock of HPUK to Skymark Packaging International Limited. Net proceeds from the sale were approximately $5.6 million (including a note receivable from the buyer of approximately $2.1 million).

5.   PLANT CLOSING COSTS

     As part of its recent acquisitions (see Note 3), the Company developed a plan to close its less efficient production facilities and use available capacity at more efficient facilities. During 1998, the Company announced its plan to cease operations at the Clearfield, Utah flexible packaging facility which it acquired in the CT Film Acquisition. Included in operating expenses for the three and nine months ended September 30, 1998 is a $4.8 million charge, comprised of a $.4 million provision for the write-off of impaired goodwill, a $.6 million provision for the write-down of impaired plant and equipment associated with the facility, a $.5 million charge for reduction of work force costs associated with the elimination of approximately 52 full time employees, and an accrual of $3.3 million for estimated future net lease and other costs incurred to close the facility.

     In December 1997, the Company announced the cessation of operations at its Carrollton, Ohio flexible packaging facility and its intention to relocate certain assets from that facility to other of the Company's facilities. In conjunction with the plant closure, the Company recognized a plant closing costs charge of approximately $9.3 million in its consolidated statement of operations for the year ended December 31, 1997. On August 11, 1998, the Company sold the land, building and remaining surplus equipment at the Carrollton, Ohio facility to North American Plastics Chemicals Incorporated. Net proceeds from the sale were approximately $1.6 million and resulted in a gain of approximately $.8 million. This gain is included in plant closing costs as an off-set to the Clearfield, Utah facility accrual in the accompanying consolidated condensed income statements for the three and nine months ended September 30, 1998.

6.   OTHER EXPENSE

     The Company's Mexican subsidiaries currently designate the United States dollar as the functional currency for purposes of translating financial statements to United States dollars for consolidation. Accordingly, currency translation gains and losses resulting from fluctuations in Mexican peso to United States dollar translation rates are included in other expense. Currency translation losses were $1.1 million and $1.5 million for the three and nine months ended September 30, 1998, respectively.

7.   ISSUANCE OF COMMON STOCK AND OPTIONS

     The Company has authorized 60,000 shares of Class C nonvoting common stock for sale or for issuance pursuant to nonstatutory incentive stock options ("Incentive Options") to certain members of its senior management. As of September 30, 1998, the Company had granted Incentive Options for 41,956 shares of Class C nonvoting common stock to members of its senior management. The Incentive Options are exercisable at $100 per share, the estimated fair market value of the shares on the date of the grant. The Incentive Options vest, if at all, based on service and financial performance thresholds, over a five-year period, beginning December 31, 1998. In addition to the Incentive Options, the Company authorized the sale of certain shares of Class C nonvoting common stock to members of its senior management. As of September 30, 1998, 11,600 shares of Class C nonvoting common stock had been purchased by members of senior management at $100 per share, the estimated fair market value of the shares on the date of purchase.

8.   RECENT ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that derivative instruments be recorded on the balance sheet as either an asset or liability, measured at its fair market value, and that changes in the derivative's fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Management expects that the adoption of this statement will not have a material effect on the Company's consolidated condensed financial statements.

9.   COMPREHENSIVE INCOME

     The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components. The following table reports comprehensive income for the three and nine month periods ended September 30, 1998 and 1997 (in thousands).

                                                         Three Months Ended          Nine Months Ended
                                                           September 30,                September 30,
                                                       ---------------------       --------------------
                                                         1998          1997         1998         1997
                                                       --------      -------       -------      -------
 Net income (loss)                                     $(2,710)       $2,034       $6,899       $ 4,021
 Other comprehensive expense, net of tax:
          Foreign currency translation
          adjustments                                     (146)         (524)        (891)       (1,955)
                                                       --------       ------      ------       -------
 Comprehensive income (loss)                           $(2,856)       $1,510       $6,008       $ 2,066
                                                       ========       ======       ======       =======


10.  CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

     The following consolidating condensed financial statements present, in separate columns, (i) Huntsman Packaging Corporation (Parent Only), with its investment in subsidiaries recorded under the equity method, (ii) guarantor subsidiaries (as specified in the Indenture dated September 30, 1997 (the "Indenture") relating to the Company's $125 million senior subordinated notes (the "Notes")) on a combined basis, with any investments in non-guarantor subsidiaries under the Indenture recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) eliminations necessary to arrive at the information for the Company and its subsidiaries on a consolidated basis, and (v) Huntsman Packaging Corporation on a consolidated basis, in each case as of September 30, 1998 and December 31, 1997 and for the three and nine month periods ended September 30, 1998 and 1997. The Notes are fully and unconditionally guaranteed on a joint and several basis by the guarantor subsidiaries, and each guarantor subsidiary is wholly-owned, directly or indirectly, by the Company. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to Huntsman Packaging Corporation. The consolidating condensed financial statements are included herein because management believes that separate financial statements relating to the guarantor subsidiaries are not material to investors.

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATING CONDENSED BALANCE SHEET
AS OF SEPTEMBER 30, 1998 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------


                                                   Huntsman                                                             Consolidated
                                                  Packaging         Combined         Combined                            Huntsman
                                                 Corporation        Guarantor      Non-Guarantor                         Packaging
                                                (Parent Only)      Subsidiaries     Subsidiaries       Eliminations     Corporation
                                                 -----------       ------------    -------------       ------------     ------------
ASSETS
CURRENT ASSETS:

   Cash and cash equivalents                      $      11         $   4,301         $  11,747                           $  16,059
   Receivables--net                                  46,671            32,732            15,610                              95,013
   Inventories                                       38,674            18,650             9,962                              67,286
   Prepaid expenses and other                         3,177             1,984               246                               5,407
   Income taxes receivable (payable)                 (1,420)            2,208                83                                 871
   Deferred income taxes                              1,266             1,143                --                               2,409
                                                  ---------         ---------         ---------                           ---------
      Total current assets                           88,379            61,018            37,648                             187,045
PLANT AND EQUIPMENT-- Net                           107,349           128,552            46,682                             282,583
INTANGIBLE ASSETS-- Net                              21,177           190,106            16,669                             227,952
INVESTMENT IN SUBSIDIARIES                          136,108                --                --         $(136,108)               --
OTHER ASSETS                                         17,040             1,240             9,316                --            27,596
                                                  ---------         ---------         ---------         ---------         ---------
TOTAL ASSETS                                      $ 370,053         $ 380,916         $ 110,315         $(136,108)        $ 725,176
                                                  =========         =========         =========         =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Trade accounts payable                         $  13,644         $   6,251         $  10,717                           $  30,612
   Accrued liabilities                               28,354             8,743             3,537                              40,634
   Current portion of long-term debt                  8,000                --             2,250                              10,250
   Due to affiliates                                (10,693)           13,690             2,425                               5,422
                                                  ---------         ---------         ---------                           ---------
     Total current liabilities                       39,305            28,684            18,929                              86,918
LONG-TERM DEBT-- Net of current portion             252,623           224,472            46,655                             523,750
OTHER LIABILITIES                                     6,250             6,886             1,406                              14,542
DEFERRED INCOME TAXES                                 2,163            22,809             5,282                              30,254
                                                  ---------         ---------         ---------                           ---------
     Total liabilities                              300,341           282,851            72,272                             655,464
                                                  ---------         ---------         ---------                           ---------

STOCKHOLDERS' EQUITY:
   Common stock                                      64,836            80,982            29,241         $(110,223)           64,836
   Retained earnings                                 12,292            17,098            13,776           (30,874)           12,292
   Stockholder note receivable                         (560)               --                --                --              (560)
   Foreign currency translation adjustment           (6,856)              (15)           (4,974)            4,989            (6,856)
                                                  ---------         ---------         ---------         ---------         ---------
     Total stockholders' equity                      69,712            98,065            38,043          (136,108)           69,712
                                                  ---------         ---------         ---------         ---------         ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                  $ 370,053         $ 380,916         $ 110,315         $(136,108)        $ 725,176
                                                  =========         =========         =========         =========         =========

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATING CONDENSED BALANCE SHEET
AS OF DECEMBER 31, 1997 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------


                                                   Huntsman                                                             Consolidated
                                                  Packaging         Combined         Combined                            Huntsman
                                                 Corporation        Guarantor      Non-Guarantor                         Packaging
                                                (Parent Only)      Subsidiaries     Subsidiaries       Eliminations     Corporation
                                                 -----------       ------------    -------------       ------------     ------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                            402         $     823         $  11,186                           $  12,411
   Receivables-- net                                 51,533            16,881             9,417                              77,831
   Inventories                                       45,548            11,918             6,238                              63,704
   Prepaid expenses and other                         1,997                (8)              147                               2,136
   Deferred income taxes                              1,266                 5                --                               1,271
    Net current assets of discontinued
    operations                                           --                --             6,420                               6,420
                                                  ---------         ---------         ---------                           ---------
      Total current assets                          100,746            29,619            33,408                             163,773
PLANT AND EQUIPMENT-- Net                            93,700            52,778            17,255                             163,733
INTANGIBLE ASSETS-- Net                              19,322            29,234             1,497                              50,053
INVESTMENT IN SUBSIDIARIES                          132,917                --                --        $(132,917)                --
OTHER ASSETS                                         11,392               106             1,075               --             12,573
NET LONG-TERM ASSETS OF
  DISCONTINUED OPERATIONS                                --                --            10,260               --             10,260
                                                  ---------         ---------         ---------        ---------          ---------
TOTAL ASSETS                                      $ 358,077         $ 111,737         $  63,495        $(132,917)        $ 400,392
                                                  =========         =========         =========        =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Trade accounts payable                            18,516         $   5,809         $   3,571                           $  27,896
   Accrued liabilities                               16,045             2,457             6,094                              24,596
   Due to affiliates                                  5,123            (1,656)           11,812                              15,279
   Income taxes payable                               3,237                --            (1,325)                              1,912
                                                  ---------         ---------         ---------                           ---------
     Total current liabilities                       42,921             6,610            20,152                              69,683
LONG-TERM DEBT                                      245,947               319             3,905                             250,171
OTHER LIABILITIES                                     7,351               288             1,230                               8,869
DEFERRED INCOME TAXES                                (1,116)            9,275               536                               8,695
                                                  ---------         ---------         ---------                           ---------
     Total liabilities                              295,103            16,492            25,823                             337,418
                                                  ---------         ---------         ---------        ---------          ---------
STOCKHOLDERS' EQUITY:
   Common stock                                      63,676            88,481            29,931        $(118,412)           63,676
   Retained earnings                                  5,393             6,764            11,837          (18,601)            5,393
   Stockholder note receivable                         (700)               --                --               --              (700)
   Foreign currency translation adjustment           (5,395)               --            (4,096)            4,096           (5,395)
                                                  ---------         ---------         ---------        ---------          ---------
     Total stockholders' equity                      62,974            95,245            37,672         (132,917)            62,974
                                                  ---------         ---------         ---------        ---------          ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                       $ 358,077         $ 111,737         $  63,495        $(132,917)         $ 400,392
                                                  =========         =========         =========        =========          =========

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATING CONDENSED INCOME STATEMENT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------


                                                   Huntsman                                                             Consolidated
                                                  Packaging         Combined         Combined                            Huntsman
                                                 Corporation        Guarantor      Non-Guarantor                         Packaging
                                                (Parent Only)      Subsidiaries     Subsidiaries       Eliminations     Corporation
                                                 -----------       ------------    -------------       ------------     ------------
SALES-- Net                                       $  84,865         $  74,121         $  26,535         $  (1,888)        $ 183,633
COST OF SALES                                        71,088            60,211            20,501            (1,888)          149,912
                                                  ---------         ---------         ---------         ---------         ---------
    Gross profit                                     13,777            13,910             6,034                              33,721
OPERATING EXPENSES                                   18,945             2,501             2,230                              23,676
                                                  ---------         ---------         ---------                           ---------

OPERATING INCOME                                     (5,168)           11,409             3,804                              10,045
INTEREST EXPENSE-- Net                               (5,193)           (4,436)             (838)                           (10,467)
EQUITY IN EARNINGS OF SUBSIDIARIES                    4,155                --                --            (4,155)               --
OTHER EXPENSE-- Net                                    (304)               (2)           (1,418)               --            (1,724)
                                                  ---------         ---------         ---------         ---------         ---------
INCOME (LOSS) BEFORE INCOME TAXES
     AND DISCONTINUED OPERATIONS                     (6,510)            6,971             1,548            (4,155)           (2,146)
INCOME TAX PROVISION (BENEFIT)                       (3,891)            3,226             1,138                --               473
                                                  ---------         ---------         ---------         ---------         ---------
INCOME (LOSS) BEFORE
     DISCONTINUED OPERATIONS                         (2,619)            3,745               410            (4,155)           (2,619)

LOSS ON SALE OF DISCONTINUED
     OPERATIONS (net of income taxes)                   (91)               --                --                --               (91)
                                                  ---------         ---------         ---------         ---------         ---------

NET INCOME (LOSS)                                 $  (2,710)        $   3,745         $     410         $  (4,155)        $  (2,710)
                                                  =========         =========         =========         =========         =========

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATING CONDENSED INCOME STATEMENT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------


                                                  Huntsman                                                        Consolidated
                                                 Packaging        Combined         Combined                         Huntsman
                                                Corporation       Guarantor      Non-Guarantor                      Packaging
                                               (Parent Only)     Subsidiaries     Subsidiaries     Eliminations    Corporation
                                                -----------      ------------    -------------     ------------   -----------
SALES -- Net                                       $ 59,103         $ 39,398         $ 13,317         $ (5,949)        $105,869
COST OF SALES                                        48,072           35,613           11,210           (5,949)          88,946
                                                   --------         --------         --------         --------         --------
    Gross profit                                     11,031            3,785            2,107                            16,923
OPERATING EXPENSES                                    9,275            1,300            1,026                            11,601
                                                   --------         --------         --------                          --------

OPERATING INCOME                                      1,756            2,485            1,081                             5,322
INTEREST EXPENSE-- Net                               (3,586)             (20)             (91)                           (3,697)
EQUITY IN EARNINGS OF SUBSIDIARIES                    3,045               --               --           (3,045)              --
OTHER INCOME -- Net                                     174               43              323               --              540
                                                   --------         --------         --------         --------         --------
INCOME BEFORE INCOME TAXES
     AND DISCONTINUED OPERATIONS                      1,389            2,508            1,313           (3,045)           2,165
INCOME TAX PROVISION (BENEFIT)                         (645)             978              682               --            1,015
                                                   --------         --------         --------         --------         --------
INCOME BEFORE
     DISCONTINUED OPERATIONS                          2,034            1,530              631           (3,045)           1,150

INCOME FROM DISCONTINUED
     OPERATIONS (net of income taxes)                    --               --              884               --              884
                                                   --------         --------         --------         --------         --------
NET INCOME                                         $  2,034         $  1,530         $  1,515         $  (3,045)   $      2,034
                                                   ========         ========         ========         =========    ============

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATING CONDENSED INCOME STATEMENT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------


                                              Huntsman                                                              Consolidated
                                             Packaging        Combined         Combined                               Huntsman
                                            Corporation       Guarantor      Non-Guarantor                           Packaging
                                           (Parent Only)     Subsidiaries     Subsidiaries       Eliminations       Corporation
                                            -----------      ------------    -------------       ------------       -----------
SALES--Net                                   $ 258,816         $ 165,809         $  62,727         $  (5,474)        $ 481,878
COST OF SALES                                  217,822           137,003            50,400            (5,474)          399,751
                                             ---------         ---------         ---------         ---------         ---------

    Gross profit                                40,994            28,806            12,327                              82,127
OPERATING EXPENSES                              41,655             3,909             5,162                              50,726
                                             ---------         ---------         ---------                           ---------

OPERATING INCOME (LOSS)                           (661)           24,897             7,165                              31,401
INTEREST EXPENSE -- Net                        (16,839)           (6,469)           (1,225)                            (24,533)
EQUITY IN EARNINGS OF SUBSIDIARIES              12,549                --                --           (12,549)               --
OTHER INCOME  (EXPENSE)-- Net                     (129)               11            (1,676)               --            (1,794)
                                             ---------         ---------         ---------         ---------         ---------

INCOME (LOSS) BEFORE INCOME TAXES
     AND DISCONTINUED OPERATIONS                (5,080)           18,439             4,264           (12,549)            5,074
INCOME TAX PROVISION (BENEFIT)                  (6,770)            8,105             2,631                --             3,966
                                             ---------         ---------         ---------         ---------         ---------
INCOME BEFORE
     DISCONTINUED OPERATIONS                     1,690            10,334             1,633           (12,549)            1,108

INCOME FROM DISCONTINUED
     OPERATIONS (net of income taxes)               --                --               582                --               582

GAIN ON SALE OF DISCONTINUED
     OPERATIONS (net of income taxes)            5,209                --                --                --             5,209
                                             ---------         ---------         ---------         ---------         ---------
NET INCOME                                   $   6,899         $  10,334         $   2,215         $(12,549)         $   6,899
                                             =========         =========         =========         =========         =========

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATING CONDENSED INCOME STATEMENT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------


                                              Huntsman                                                              Consolidated
                                             Packaging        Combined         Combined                               Huntsman
                                            Corporation       Guarantor      Non-Guarantor                           Packaging
                                           (Parent Only)     Subsidiaries     Subsidiaries       Eliminations       Corporation
                                            -----------      ------------    -------------       ------------       -----------
SALES -- Net                                 $ 165,943         $ 107,729         $  42,240         $ (12,353)        $ 303,559
COST OF SALES                                  142,586            98,834            35,253           (12,353)          264,320
                                             ---------         ---------         ---------         ---------         ---------

    Gross profit                                23,357             8,895             6,987                              39,239
OPERATING EXPENSES                              20,125             2,800             3,137                              26,062
                                             ---------         ---------         ---------                           ---------

OPERATING INCOME                                 3,232             6,095             3,850                              13,177
INTEREST EXPENSE -- Net                        (10,423)             (116)             (320)                           (10,859)
EQUITY IN EARNINGS OF SUBSIDIARIES               8,081                --                --            (8,081)               --
OTHER INCOME -- Net                                538                81               939                --             1,558
                                             ---------         ---------         ---------         ---------         ---------

INCOME BEFORE INCOME TAXES
     AND DISCONTINUED OPERATIONS                 1,428             6,060             4,469            (8,081)            3,876
INCOME TAX PROVISION (BENEFIT)                  (2,593)            2,363             2,078                --             1,848
                                             ---------         ---------         ---------         ---------         ---------

INCOME BEFORE
     DISCONTINUED OPERATIONS                     4,021             3,697             2,391            (8,081)            2,028

INCOME FROM DISCONTINUED
     OPERATIONS (net of income taxes)               --                --             1,993                --             1,993
                                             ---------         ---------         ---------         ---------         ---------

NET INCOME                                   $   4,021         $   3,697         $   4,384         $  (8,081)        $   4,021
                                             =========         =========         =========         =========         =========

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------


                                                             Huntsman                                                Consolidated
                                                            Packaging       Combined      Combined                     Huntsman
                                                           Corporation      Guarantor   Non-Guarantor                  Packaging
                                                          (Parent Only)   Subsidiaries  Subsidiaries   Eliminations   Corporation
                                                           -----------    ------------  ------------   ------------   -----------
CASH FLOWS PROVIDED BY
     (USED IN) OPERATING ACTIVITIES                        $  (7,136)     $  14,810     $   4,055                     $  11,729
                                                           ---------      ---------     ---------                     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of assets                               32,631             --            --                        32,631
   Payments for purchase of Blessings
       Corporation, net of cash acquired                    (285,699)            99         1,572                      (284,028)
   Payments for certain net assets of
     Ellehammer Industries                                    (7,877)            --            --                        (7,877)
   Capital expenditures for plant and equipment              (18,330)       (11,417)       (5,672)                      (35,419)
                                                           ---------      ---------     ---------                     ---------
     Net cash used in investing activities                  (279,275)       (11,318)       (4,100)                     (294,693)
                                                           ---------      ---------     ---------                     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                      1,160             --            --                         1,160
   Principal payments on borrowings                           (1,171)            --            --                        (1,171)
   Proceeds from issuance of long-term debt                  285,000             --            --                       285,000
                                                           ---------      ---------     ---------                     ---------
     Net cash provided by financing activities               284,989             --            --                       284,989
                                                           ---------      ---------     ---------                     ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
     CASH EQUIVALENTS                                          1,031            (14)          606                         1,623
                                                           ---------      ---------     ---------                     ---------

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                        (391)         3,478           561                         3,648

CASH AND CASH EQUIVALENTS AT BEGINNING
    OF PERIOD                                                    402            823        11,186                        12,411
                                                           ---------      ---------     ---------                     ---------
CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                          $      11      $   4,301     $  11,747                     $  16,059
                                                           =========      =========     =========                     =========

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------


                                                             Huntsman                                               Consolidated
                                                            Packaging      Combined       Combined                    Huntsman
                                                           Corporation     Guarantor    Non-Guarantor                Packaging
                                                          (Parent Only)   Subsidiaries  Subsidiaries  Eliminations  Corporation
                                                           -----------    ------------  ------------  ------------  -----------
CASH FLOWS PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                                     $  (1,332)      $   8,017    $   9,933                  $  16,618
                                                            ---------       ---------    ---------                  ---------
CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Payments for purchase of CT Films                          (76,761)             --           --                    (76,761)
   Capital expenditures for plant and equipment                (3,334)         (6,555)      (2,482)                   (12,371)
                                                            ---------       ---------    ---------                  ---------
      Net cash used in investing activities                   (80,095)         (6,555)      (2,482)                   (89,132)
                                                            ---------       ---------    ---------                  ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Principal payments on borrowing                           (186,084)             --           --                   (186,084)
   Proceeds from issuance of long-term debt                   273,000              --           --                    273,000
                                                            ---------       ---------    ---------                  ---------
      Net cash provided by financing activities                86,916              --           --                     86,916
                                                            ---------       ---------    ---------                  ---------

EFFECT OF EXCHANGE RATE CHANGES
   ON CASH AND CASH EQUIVALENTS                                  (828)             --       (1,863)                    (2,691)
                                                            ---------       ---------    ---------                  ---------

NET INCREASE IN CASH AND CASH
    EQUIVALENTS                                                 4,661           1,462        5,588                     11,711

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                          (862)           (426)      11,938                     10,650
                                                            ---------       ---------    ---------                  ---------

CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                           $   3,799       $   1,036    $  17,526                  $  22,361
                                                            =========       =========    =========                  =========

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

CAUTIONARY STATEMENT FOR FORWARD-LOOKING INFORMATION

     Certain information set forth in this report contains "forward-looking statements" within the meaning of federal securities laws. Such statements are based upon the Company's current expectations and may include information with respect to future revenues, income or loss, capital expenditures, plans for growth and future operations, financing needs or plans or intentions relating to acquisitions by the Company, as well as assumptions relating to the foregoing. There are a number of risks and uncertainties that could cause actual results to differ materially from those set forth in, contemplated by or underlying the forward-looking statements contained in this report. These risks include, but are not limited to, economic recessions, the Company's high degree of leverage and its ability to service indebtedness, restrictions under the Company's credit facilities, fluctuations in the price of resins (the Company's primary raw materials) and the availability of resin supplies, competition, customer relationships, risks associated with acquisitions, environmental regulations, foreign currency fluctuations, economic conditions outside the United States and other factors identified from time to time in the Company's press releases and periodic reports filed with the Securities and Exchange Commission. When used in this report, the words "estimates," "expects," "anticipates," "forecasts," "plans," "intends," "believes" and variations of such words or similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Future events and actual results could differ from those set forth in, contemplated by or underlying the forward-looking statements. The Company's forward-looking statements apply only as of the date made. The Company undertakes no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

GENERAL

     Huntsman Packaging Corporation derives its revenues, earnings and cash flows from the sale of film and flexible packaging products throughout the world. Huntsman Packaging manufactures these products at its facilities located in North America, Europe and Australia. Huntsman Packaging's sales have grown as a result of acquisitions over the past several years, increased levels of production at acquired facilities and the overall growth in the market for film and flexible packaging products. Since 1992, Huntsman Packaging has completed ten acquisitions, including acquisitions in 1996 of Deerfield Plastics Co., Inc. and United Films Corporation, in 1997 of Huntsman Polymers Corporation's CT Film Division ("CT Film"), and in 1998 of Ellehammer Industries Ltd. and Ellehammer Packaging Inc. (collectively, "Ellehammer") and of Blessings Corporation.

     In order to further benefit from these recent acquisitions, the Company has ceased operations at certain less efficient manufacturing facilities and relocated equipment to more efficient facilities with available capacity. In addition, the Company has sold certain assets and restructured and consolidated its operations and administrative functions in an effort to increase manufacturing efficiencies and product quality, reduce costs, and increase operating profitability. As part of this process, in 1998, the Company has undertaken the following significant divestitures and rationalizations of manufacturing facilities. (See also Notes 4 and 5 of the Notes to Consolidated Condensed Financial Statements).

     During the second quarter of 1998, the Company announced its plan to cease operations at its Clearfield, Utah flexible packaging facility acquired as part of the CT Film Acquisition. As of September 30, 1998, operations at the facility had ceased and nearly all of the facility's assets had been relocated.

     On June 1, 1998, HCCI, a wholly-owned subsidiary of the Company, sold its entire interest in the capital stock of HCCL and HCCFSA to Polarcup Limited and Huhtamaki Holdings France Sarl, subsidiaries of Huhtamaki Oyj. Together, HCCL and HCCFSA comprised the Company's foam products business segment, which was operated exclusively in Europe. Net proceeds from the sale were approximately $28.3 million.

     In December 1997, the Company announced its plan to cease operations at its Carrollton, Ohio flexible packaging facility and relocate certain assets from the Carrollton, Ohio facility to other of the Company's facilities. In conjunction with the announcement of the cessation of operations, the Company recognized plant closing costs of approximately $9.3 million in its consolidated statement of operations for the year ended December 31, 1997. On August 11, 1998, the Company sold the land, building and certain surplus manufacturing equipment associated with the Carrollton, Ohio facility to North American Plastics Chemicals Incorporated. Net proceeds from the sale were approximately $1.6 million.

     On August 14, 1998, the Company sold its entire interest in the capital stock of Huntsman Packaging UK Limited ("HPUK") to Skymark Packaging International Limited. HPUK owned the Company's Scunthorpe, UK flexible packaging facility, which manufactured and sold polyethylene film exclusively in Europe. Net proceeds from the sale were approximately $5.6 million (including a note receivable of approximately $2.1 million).

     In connection with the Blessings Acquisition, the Company announced its plan to cease manufacturing operations at its Newport News, Virginia production facility. On October 26, 1998, the Company signed an Asset Purchase Agreement, pursuant to which it has agreed to sell the land, building and certain surplus manufacturing equipment associated with its Newport News, Virginia production facility for approximately $1.3 million. The transaction is expected to close during the fourth quarter of 1998 and will not have a material effect on the Company's financial position or results of operations.

RESULTS OF OPERATIONS

     The Company reported record revenues of $183.6 million in the third quarter of 1998, an increase of 73% over the same period in the prior year. The increased volumes associated with the Company's acquisitions, coupled with the realization of cost synergies, resulted in improved gross margin and operating income. For the three months ended September 30, 1998, the Company's gross margin, as a percentage of net sales, improved to 18.4% from 16.0% for the same period in 1997, and the Company's operating income, as a percentage of net sales, improved to 5.5% from 5.0% for the same period in 1997.

     The following table sets forth net sales and expenses, individually, and as a percentage of net sales, for the three and nine month periods ended September 30, 1998 and 1997 (dollars in millions).

                                Three Months Ended September 30,        Nine Months Ended September 30,
                             ------------------------------------    -------------------------------------
                                    1998                1997               1998                1997
                             ----------------    ----------------    ----------------    -----------------
                                        % of                % of                % of                % of
                                $       Sales       $       Sales       $       Sales       $       Sales
                             -------    -----    -------    -----    -------    -----    -------    -----
Sales--net                   $ 183.6    100.0%   $ 105.9    100.0%   $ 481.9    100.0%   $ 303.5    100.0%
Cost of sales                  149.9     81.6       89.0     84.0      399.8     83.0      264.3     87.1
                             -------    -----    -------    -----    -------    -----    -------    -----
Gross profit                    33.7     18.4       16.9     16.0       82.1     17.0       39.2     12.9
Total operating expenses        23.7     12.9       11.6     11.0       50.7     10.5       26.1      8.6
                             -------    -----    -------    -----    -------    -----    -------    -----
Operating income             $  10.0      5.5%   $   5.3      5.0%   $  31.4      6.5%   $  13.1      4.3%
                             =======      ===    =======      ===    =======      ===    =======      ===


THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

     Net Sales

     Net sales increased by $77.8 million, or 73.4%, from $105.9 million, for the third quarter of 1997, to $183.6 million, for the three months ended September 30, 1998. The increase was primarily due to the acquisitions of CT Film in September 1997 and Blessings in May 1998. The CT Film and Blessings Acquisitions increased net sales by approximately $83.3 million in the third quarter of 1998 compared with the same period in 1997. Excluding the effects of these recent acquisitions, the Company realized increased sales volumes of approximately 2.7% in the third quarter of 1998, compared to the third quarter 1997. The increased net sales associated with acquisitions and sales volume increases were impacted negatively by a 6.2% reduction in the Company's average selling prices for its film and flexible packaging products primarily as a result of declines in the price of resins (the Company's primary raw materials). In markets served by the Company, the average selling price of the Company's products generally increases or decreases as a result of changes in resin prices.

     Gross Profit

     Gross profit increased by $16.8 million, or 99.4%, from $16.9 million, for the third quarter of 1997, to $33.7 million, for the three months ended September 30, 1998. The increase was due to increased sales volume from recent acquisitions and internal growth, integration and rationalization of acquired and existing facilities, realization of purchasing and operational synergies associated with the recent acquisitions, and improved performance within the Company's manufacturing operations. Due to the Company's rationalization and integration of operations and facilities, a precise measure of the additional gross profit added in the third quarter of 1998 from recent acquisitions in not practicable. However, the gross profit for the facilities associated with the CT Film and Blessings Acquisitions was approximately $15.9 million, including the effects of the above activities. Also included in the third quarter 1998 gross profit is an inventory write-down of approximately $1.5 million taken to properly reflect the value of work-in-process inventory at certain of the Company's manufacturing facilities.

     Total Operating Expenses

     Total operating expenses (including research and development expenses) increased by $12.1 million, or 104.3%, from $11.6 million, for the third quarter of 1997, to $23.6 million, for the three months ended September 30, 1998. The increase was due primarily to additional operating expenses associated with the recent acquisitions and growth of the Company and to non-recurring costs of $5.6 million incurred in the third quarter of 1998. The non-recurring costs related primarily to the closure of the Clearfield, Utah facility, to management reorganizations, and to relocation of equipment from closed or sold facilities to remaining facilities. Ongoing operating expenses (excluding non-recurring charges) as a percentage of net sales decreased from 11.0% in the third quarter of 1997 to 9.9% in the third quarter of 1998.

     Operating Income

     Operating income increased by $4.7 million, or 88.7%, from $5.3 million, for the third quarter of 1997, to $10.0 million, for the three months ended September 30, 1998, as a result of the factors discussed above.

     Interest Expense

     Interest expense (net of interest income of approximately $.1 million for each of the three month periods ended September 30, 1998 and 1997) increased by $6.7 million, or 181.1%, from $3.7 million, for the three months ended September 30, 1997, to $10.4 million, for the three months ended September 30, 1998. Interest expense increased because the Company incurred additional long-term debt to fund the Company's recent acquisitions.


NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

     Net Sales

     Net sales increased by $178.4 million, or 58.8%, from $303.5 million, for the first nine months of 1997, to $481.9 million, for the nine months ended September 30, 1998. The increase was primarily due to the CT Film Acquisition in September 1997 and the Blessings Acquisition in May 1998. The CT Film and the Blessings Acquisitions resulted in increased net sales of approximately $180.1 million for the first nine months of 1998 compared with the same period in 1997. Excluding the effects of these recent acquisitions, the Company realized increased sales volumes of approximately 3.7% in the first nine months of 1998, compared to the same period in 1997. The increased net sales associated with acquisitions and increased sales volumes were impacted negatively by a 3.3% reduction in the Company's average selling prices for its film and flexible packaging products primarily as a result of declines in the price of resins. In markets served by the Company, the average selling price of the Company's products generally increases or decreases as a result of changes in resin prices.

     Gross Profit

     Gross profit increased by $42.9 million, or 109.4%, from $39.2 million, for the first nine months of 1997, to $82.1 million, for the nine months ended September 30, 1998. The increase was due to increased sales volume from recent acquisitions and internal growth, integration and rationalization of acquired and existing facilities, realization of purchasing and operational synergies associated with the recent acquisitions, and improved performance within the Company's manufacturing operations. Due to the Company's rationalization and integration of operations and facilities, a precise measure of the additional gross profit added in the nine months ended September 30, 1998 from recent acquisitions is not practicable. However, the gross profit for the facilities associated with the CT Film and Blessings Acquisitions was approximately $31.1 million, including the effects of the above activities. Also included in gross profit for the first nine months of 1998 is an inventory write-down of approximately $1.5 million taken to properly reflect the value of work-in-process inventory at certain of the Company's manufacturing facilities.

     Total Operating Expenses

     Total operating expenses (including research and development expenses) increased by $24.6 million, or 94.3%, from $26.1 million, for the first nine months of 1997, to $50.7 million, for the nine months ended September 30, 1998. The increase was due primarily to additional operating expenses associated with the CT Film and Blessings Acquisitions and the growth of the Company and to non-recurring costs of approximately $6.1 million incurred in the first nine months of 1998. The non-recurring costs related primarily to the closure of the Clearfield, Utah facility, to management reorganizations, to relocation of equipment from closed or sold facilities and to acquisition-related transitional expenses. Ongoing operating expenses (excluding non-recurring charges) as a percentage of net sales decreased from 10.5% for the first nine months of 1997 to 9.4% for the first nine months 1998. Management believes this is more indicative of future operating expense.

     Operating Income

     Operating income increased by $18.3 million, or 139.7%, from $13.1 million, for the first nine months of 1997, to $31.4 million, for the nine months ended September 30, 1998, as a result of the factors discussed above.

     Interest Expense

     Interest expense (net of interest income of approximately $.3 million for each of the nine month periods ended September 30, 1998 and 1997) increased by $13.7 million, or 126.9%, from $10.8 million, for the nine months ended September 30, 1997, to $24.5 million, for the nine months ended September 30, 1998. Interest expense increased because the Company incurred additional long-term debt to fund the Company's recent acquisitions.


LIQUIDITY AND CAPITAL RESOURCES

     The Company was separated from Huntsman Corporation on September 30, 1997 (the "Split-Off"). Prior to the Split-Off, Huntsman Packaging financed its operations with borrowings from Huntsman Corporation or its affiliates. In connection with the Split-Off, Huntsman Packaging issued $125 million of 9.125% unsecured senior subordinated notes due October 1, 2007 (the "Notes") and entered into certain credit facilities with The Chase Manhattan Bank ("Chase") and certain financial institutions party thereto (the "Credit Agreement"). Proceeds from the issuance of the Notes and the Credit Agreement were used to repay indebtedness to Huntsman Corporation and to purchase CT Film. Since the Split-Off, Huntsman Packaging has financed its operations through cash provided by operations and by borrowings under the Credit Agreement, as amended.

     Blessings Acquisition and Amendment of Huntsman Packaging's Credit
Facilities

     On May 19, 1998, in accordance with an Agreement and Plan of Merger (the "Merger Agreement") dated April 7, 1998, by and among the Company, its wholly-owned subsidiary, VA Acquisition Corp. ("Acquisition Corp.") and Blessings Corporation ("Blessings"), Acquisition Corp. merged with and into Blessings, Blessings became a wholly-owned subsidiary of the Company and Blessings changed its name to Huntsman Edison Films Corporation. The aggregate purchase price for Blessings (the "Blessings Acquisition") was approximately $270 million (including the assumption of approximately $57 million of Blessings' existing indebtedness). In connection with the Blessings Acquisition, the Company incurred transaction costs of approximately $14 million. The financing for the Blessings Acquisition was provided under a $510 million amended and restated Credit Agreement (the "Amended Credit Agreement") dated as of May 14, 1998, among Huntsman Packaging and a syndicate of financial institutions, for which Chase serves as administrative agent.

     The Amended Credit Agreement provides for the continuation of a previous term loan (the "Original Term Loan") in the principal amount of $75 million, maturing on September 30, 2005; a Tranche A Term Loan (the "Tranche A Term Loan") in the principal amount of $140 million, maturing on September 30, 2005; a Tranche B Term Loan (the "Tranche B Term Loan") in the principal amount of $100 million, maturing on June 30, 2006; and a term loan (the "Mexico Term Loan") to ASPEN Industrial, S.A., the Company's wholly-owned subsidiary incorporated under the laws of Mexico, in the principal amount of $45 million, maturing on September 30, 2005. The Amended Credit Agreement also provides for a $150 million revolving loan facility maturing on September 30, 2004. The Original Term

Loan, the Tranche A Term Loan and the Mexico Term Loan amortize at an increasing rate on a quarterly basis beginning December 30, 1998 (in the case of the Tranche A term loan and the Mexico Term Loan) and December 30, 2001 (in the case of the Original Term Loan). The Tranche B Term Loan amortizes at the rate of $1 million per year beginning September 30, 1998 with an aggregate of $93 million due in the last four quarterly installments. The term loans described above are required to be prepaid with the proceeds of certain asset sales, with 50% of the proceeds of the sale by the Company of equity securities, and with the proceeds of certain debt offerings.

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

     Net Cash Provided by Operating Activities

     Net cash provided by operating activities was $11.7 million for the nine months ended September 30, 1998, a decrease of $4.9 million from the same period in 1997. The decrease resulted primarily from decreases in accounts payable, payments due to affiliates and income taxes payable totaling approximately $25.6 million in the nine months ended September 30, 1998. This decrease in payables was partially offset by decreases in inventories and receivables of $15.8 million and increased non-cash items.

     Net Cash Used in Investing Activities

     Net cash used in investing activities was $294.7 million for the nine months ended September 30, 1998, an increase of $205.6 million from the same period in 1997. The increase was due to the March 1998 acquisition of certain assets of Ellehammer for approximately $7.9 million, the May 1998 acquisition of Blessings for approximately $284.0 million and increased capital expenditures of $23.0 million over the first nine months of 1997. These expenditures were offset by net proceeds from the sale of assets of approximately $32.6 million. Capital expenditures totaled $35.4 million for the nine months ended September 30, 1998 and $12.4 million for the same period in 1997. Capital expenditures increased during the first nine months of 1998 primarily as a result of major expansion projects in the Company's printed products and barrier films product lines, upgrading and installation of equipment relocated from recently-closed manufacturing facilities and several new and carryover maintenance projects throughout the Company. The Company expects capital expenditure levels to normalize in future periods to approximately $30 million annually.

     Net Cash Provided by Financing Activities

     Net cash provided by financing activities was $285.0 million for the nine months ended September 30, 1998, compared to $86.9 million for the same period in 1997. The 1998 net cash provided by financing activities resulted primarily from borrowings on the Company's revolving credit facilities and was used to fund the Company's 1998 acquisitions and capital expenditures.

     Liquidity

     As of September 30, 1998, Huntsman Packaging had $100.1 million of net working capital and approximately $100 million of available borrowings under the Amended Credit Agreement. Outstanding long-term debt (net of current portion) increased to $523.8 million at September 30, 1998 from $250.1 million at December 31, 1997. The increase in long-term debt resulted primarily from borrowings under the Amended Credit Agreement that were used to fund the Company's 1998 acquisitions and capital expenditures. At September 30, 1998, the Company's long-term debt consisted primarily of the Notes, having an aggregate principal amount of $125 million, and borrowings of approximately $409 million under the Amended Credit Agreement, approximately $6.1 million of which was issued as letters of credit. As of September 30, 1998, the debt under the Amended Credit Agreement bore interest at a weighted average rate of 7.85%.

     As of September 30, 1998, the Company had $16.1 million in cash and cash equivalents, including $9.6 million held by the Company's European, Mexican and Australian subsidiaries. The effective tax rate of repatriating the Company's foreign cash and cash equivalents and future foreign earnings to the United States varies from approximately 40% to 65%, depending on various U.S. and foreign tax factors, including each foreign subsidiary's country of incorporation. High effective repatriation tax rates may limit the ability of the Company to access cash and cash equivalents generated by its European, Mexican and Australian operations for use in its United States operations, including to pay principal, premium, if any, and interest on the Company's outstanding debt obligations. For the nine months ended September 30, 1998, the Company's European, Mexican and Australian operations generated net income of approximately $1.6 million.

     Huntsman Packaging expects that cash flows from operating activities and available borrowings under the Amended Credit Agreement will provide sufficient working capital to operate its business, to make expected capital expenditures and to meet foreseeable liquidity requirements. If the Company were to engage in a significant acquisition transaction, however, it may be necessary for the Company to restructure its existing credit facilities.

YEAR 2000 COMPLIANCE

     The Company has performed an analysis of both traditional computer systems and systems embedded in equipment and facilities, and has implemented procedures to address year 2000 issues. The Company is currently modifying computer systems and application programs for year 2000 compliance, with project completion scheduled for June 30, 1999. As of September 30, 1998, the Company had made expenditures of approximately $1.0 million relating to computer systems and application programs upgrades necessary to become year 2000 compliant. The Company estimates the total cost to complete the implementation procedures to address year 2000 issues to be less than $2.5 million. In addition to addressing year 2000 issues, these computer systems and application programs upgrades will significantly enhance the Company's information systems capabilities. Any expenditures will be funded through operating cash flows, while any costs for new software will be capitalized and amortized over the software's useful life. Although the Company is working cooperatively with third parties with systems upon which the Company must rely, the Company cannot give any assurances that the systems of other parties will be year 2000 compliant on a timely basis. In the most reasonably likely worst-case scenario involving the failure of the Company's systems and applications or those operated by others, the Company's business, financial condition and results of operations would be materially adversely affected. However, an estimate of the dollar amount of such an adverse effect cannot be practically determined at this time.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


     (a) The following exhibits are filed with this report.

     27 Financial Data Schedule


     (b) On August 3, 1998, the Company filed with the Securities and Exchange Commission Amendment No. 1 to the Company's report on Form 8-K, dated June 3, 1998, to provide the required financial statements and pro forma financial information related to the acquisition by the Company and its wholly-owned subsidiary, VA Acquisition Corp., of Blessings Corporation.

                                                     SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HUNTSMAN PACKAGING CORPORATION


                                        /s/ Scott K. Sorensen
                                        ----------------------------------------
                                        SCOTT K. SORENSEN
                                        Executive Vice President and
                                        Chief Financial Officer, Treasurer
                                        (Authorized Signatory and
                                        Principal Financial and Accounting
                                        Officer)




Date:  November 12, 1998

                                INDEX TO EXHIBITS

Exhibits
27            Financial Data Schedule.