Form 10-K405
period 1995-12-31
HUNTSMAN PACKAGING CORP
filed 1999-03-31
CIK 1049442

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _____________  to  ___________



                        Commission File Number 333-40067

                         HUNTSMAN PACKAGING CORPORATION
           (Exact Name of the Registrant as Specified in its Charter)


              Utah                                               87-0496065
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

                                500 Huntsman Way
                           Salt Lake City, Utah 84108
                                 (801) 584-5700
          (Address of principal executive offices and telephone number)


        Securities registered pursuant to Section 12(b) of the Act: None


        Securities registered pursuant to Section 12(g) of the Act: None


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES [X]   NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At March 26, 1999, there were 1,000,001 outstanding shares of Class A Common Stock, 6,999 outstanding shares of Class B Common Stock, and 49,511 outstanding shares of Class C Common Stock. As of such date, none of the outstanding shares of Common Stock were held by persons other than affiliates or employees of the Registrant, and there was no public market for the Common Stock.


================================================================================

        This report contains certain forward-looking statements that involve risks and uncertainties, including statements about our plans, objectives, goals, strategies and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements. Some of the factors that could negatively affect our performance are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Cautionary Statement for Forward-Looking Information" and elsewhere in this report.


                                     PART I

ITEM 1. BUSINESS

GENERAL

        Huntsman Packaging Corporation ("Huntsman Packaging" or the "Company") was founded in 1992, as a wholly-owned subsidiary of Huntsman Corporation, a privately-owned petrochemical company headquartered in Salt Lake City, Utah. Originally formed to acquire the Wingfoot Films division of Goodyear Tire & Rubber Company, since 1992, we have successfully acquired and integrated 11 additional film businesses. We are now one of the largest manufacturers of film and flexible packaging products in North America.

        In September 1997, the Company was "spun off" from Huntsman Corporation. We continue to be privately owned, however, and all of the owners of the common stock are affiliates or employees of the Company.

        Significant events in 1998 included our acquisition of Blessings Corporation, a leading manufacturer of personal care and agricultural films, and the closure of some of our less efficient manufacturing facilities. These activities are discussed in more detail in Notes 3, 4 and 12 to the Consolidated Financial Statements included in this report.

INDUSTRY OVERVIEW

        Flexible packaging and film products are thin, pliable films, bags, pouches and labels for food, consumer and industrial uses. Our products are generally made from blends or co-extrusions of polyethylene, polyvinyl chloride ("PVC") or other resins and are used for food packaging, medical and pharmaceutical applications, household goods and retail merchandising. In consumer applications, our flexible packaging replaces rigid containers (paperboard, glass, metals and rigid plastic) with lower-cost and lighter-weight packaging. In industrial applications, stretch and shrink films are used to unitize cans, boxes and loads for transport and are replacing traditional forms of packaging, such as steel strapping, corrugated paper boxes and taping. Our films are also used extensively in personal care products, such as disposable diapers and feminine care products.

DESCRIPTION OF BUSINESS

        We offer one of the industry's most diverse product lines. We have plants in the United States, Canada, Mexico, Germany and Australia. For the year ended December 31, 1998, we had net sales of $651.9 million.

        We focus on technology and product development, strategic acquisitions, and manufacturing improvements to take advantage of current and projected market trends. We have brought new technology and new products to the marketplace, such as Winwrap and the patented G-Bond manufacturing process. We have also sought to continuously improve our operating efficiency, and we have a successful track record of improving capacity utilization, reducing overhead costs and increasing the profits of our acquired businesses.

        We divide our products into three operating segments for financial and business reporting purposes: design products, industrial films and specialty films. Each of our operating segments is described below. Additional information about our foreign and domestic operations and operations in different business segments appears in Note 13 to the Consolidated Financial Statements included in this report.

     Design Products

        Design products accounted for 20.9%, 20.8% and 25.8% of our net sales in 1998, 1997 and 1996, respectively. Our design products include printed polyethylene roll stock, bags and sheets used to package food and consumer goods. Printed roll stock is sold to fresh and frozen food processors, who use their own packaging equipment to fabricate pouches and bags for their products. Printed bags are sold to bakeries, fresh and frozen food processors, textile manufacturers and other dry goods processors. Bread and bakery bags represent a significant portion of our design products business. Our design products group produces approximately one billion bread and bakery bags each year. Approximately 28% of our design products business consists of sales outside the United States.

     Industrial Films

        Industrial films accounted for 22.2%, 39.2% and 57.3% of our net sales in 1998, 1997 and 1996, respectively. Our industrial film products include polyethylene stretch films and PVC films. Our stretch films are used primarily to bundle products and wrap pallets. Currently, approximately one-half of all loads shipped in North America are unitized with stretch film.

        PVC films are used by supermarkets, institutions and homes to wrap meat, cheese and produce. Approximately 33% of our industrial films business consists of sales outside the United States.

     Specialty Films

        Specialty films accounted for 56.9%, 40.0% and 16.9% of our net sales in 1998, 1997 and 1996, respectively. Our specialty films include converter films and barrier films.

        Converter Films. Converter films are single-layer and multi-layer polyethylene films that are sold to converters and laminators for final processing into consumer products such as bags, pouches and printed products. Converter films may also be laminated to another film or to paper or foil to give each layer a specific performance characteristic, such as moisture, oxygen or odor barriers or light protection. Because converter films are sold for their sealability or barrier characteristics, they must meet stringent performance specifications including gauge control, layer thickness, sealability and web width accuracy. We are a leader in introducing new converter film product offerings to respond to industry trends and to meet customer needs.

        Barrier Films. Barrier films are polyethylene films that are sold to food processors and other end users. These films are puncture resistant and provide specific types of barrier protection against such things as moisture, oxygen and light. Our barrier films include cookie, cracker and cereal films, personal care and medical films, and agricultural and horticultural films.

        Cookie, Cracker and Cereal Films. We make coextruded barrier films that are manufactured into box liners for packaging cookies, crackers, cereals and other dry goods. As a leading supplier of these films, we continue to develop advanced coextrusion technology to gain market share and introduce new products.

        Personal Care and Medical Films. We are also an industry leader in personal care films used in disposable diapers, feminine hygiene products and adult incontinence products. A significant portion of our specialty films business consists of the sale of personal care films to Kimberly-Clark Corporation and its affiliates. Kimberly-Clark accounts for approximately 25% of our specialty films sales and 14% of our consolidated net sales. Our medical films include medical supply packaging and surgical drapes and gowns.

        Agricultural and Horticultural Films. Our agricultural and horticultural films include mulch films, used to protect crops and enhance growth, and greenhouse films that cover greenhouses and protect young plants.

SEASONALITY

        Our business is generally not subject to large seasonal fluctuations. Historically, however, we have experienced slight increases in sales volumes during the second and third quarters of each year.

RESEARCH AND DEVELOPMENT

        Research and development are critical elements of our business. We spent $3.7 million, $2.5 million and $2.1 million on research and development in 1998, 1997 and 1996, respectively. Research and development spending represented approximately 0.6% of our net sales for 1998. Our research and development facilities are located in Akron, Ohio and Newport News, Virginia.

INTELLECTUAL PROPERTY RIGHTS

        We believe patents, trademarks and licenses are significant to our business. We have trademarks associated with a number of our products. We own 21 unexpired U.S. patents and routinely apply for patents on significant product developments. Our patents have remaining terms ranging from 2 months to 16 years. We also have exclusive and nonexclusive licenses under patents owned by third parties.

        We also rely on unpatented proprietary know-how, continuing technological innovation and other trade secrets to develop and maintain our competitive position. We routinely enter into confidentiality agreements designed to protect our trade secrets and proprietary know-how.

        Although we constantly seek to protect our patents, trademarks and other intellectual property, there can be no assurance that our precautions will provide meaningful protection against competitors.

RAW MATERIALS

        Our primary raw materials are low-density and linear low-density polyethylene resins and polyvinyl chloride resin. The costs of our raw materials are a function of, among other things, manufacturing capacity, demand, and the price of crude oil and natural gas feedstocks. Although we contract with large suppliers for raw materials, these materials are generally available from numerous sources. Resin shortages or significant increases in the price of resin, however, could have a significant adverse effect on our business.

EMPLOYEES

        As of December 31, 1998, we had approximately 3,000 employees. Management believes its relationships with employees are good. There have been no strikes or work stoppages in our operating history.

ENVIRONMENTAL MATTERS

        Our operations are subject to environmental laws in the United States and abroad, including those described below ("Environmental Laws"). Our operating budgets include costs and expenses associated with complying with these laws, including the acquisition, maintenance and repair of pollution control equipment. Additional costs and expenses may also be incurred to meet new requirements under Environmental Laws, as well as in connection with the investigation and remediation of threatened or actual pollution.

        Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and similar state statutes, an owner or operator of real property may be liable for the costs of removing or remediating hazardous substances on or under the property, regardless of whether the owner or operator owned or operated the real property at the time of the release of the hazardous substances and regardless of whether the release or disposal was in compliance with law at the time it occurred. To date, we are not aware of any claims under CERCLA or similar state statutes against us.

        Under the Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), and similar state statutes, companies that hold permits to treat or store hazardous waste can be required to remediate contamination from solid waste management units at a facility, regardless of when the contamination occurred. Our plants generate either small, incidental volumes of hazardous waste or larger volumes which we store for less than 90 days. As a result, we are not required to hold RCRA permits at our individual facilities. Such waste, when generated, is disposed of at fully-permitted, off-site facilities or is recycled in fully-permitted recovery facilities.

        Our operations are also subject to regulation under the Clean Air Act and the Clean Water Act, as well as similar state statutes. Our Rochester, New York and Seattle, Washington plants have the potential to emit air pollutants in quantities that require them to obtain a Title V permit under the Clean Air Act Amendments of 1990 and the implementing state regulations. Both facilities have timely filed Title V applications under their respective state programs. Some capital costs for additional air pollution controls or monitors may be required at both sites. However, such expenditures would not be materially adverse to our business. Several facilities may also be required to obtain stormwater permits under the Clean Water Act and implementing regulations. The cost of this kind of permitting is not material.

        We are also subject to environmental laws and regulations in those foreign countries in which we operate.

        Our operating expenses for environmental matters totaled less than $0.2 million in each of 1998, 1997 and 1996 and are expected to remain at approximately this level in 1999. We believe this will be sufficient to cover, among other things, our routine measures to prevent, contain and clean up spills of materials that occur in the ordinary course of our business. Our estimated capital expenditures for environmental matters were approximately $0.6 million in 1998, $0.5 million in 1997 and $0.3 million in 1996, and are expected to be approximately $0.7 million in 1999 and approximately $1 million in 2000. Capital expenditures and, to a lesser extent, costs and operating expenses relating to environmental matters will be subject to evolving regulatory requirements and will depend on the timing and promulgation of specific standards which impose requirements on our operations.

INTERNATIONAL OPERATIONS

        We operate facilities and sell products in several countries outside the United States, particularly in Mexico. As a result, we are subject to risks associated with selling and operating in foreign countries. These risks include devaluations and fluctuations in currency exchange rates, limitations on conversion of foreign currencies into U.S. dollars and remittance of dividends and other payments by foreign subsidiaries. The imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries, hyperinflation in certain foreign countries, and imposition or increase of investment and other restrictions by foreign governments could also have a negative effect on our business.

COMPETITION

        The markets in which we operate are highly competitive. We believe we compete on the basis of service, product quality, product innovation and price. In addition to competition from many smaller competitors, we face strong competition from a number of large flexible packaging companies. Some of our competitors are substantially larger, are more diversified and have greater financial resources than we do, and, therefore, may have certain competitive advantages.

ITEM 2. PROPERTIES

        Our principal executive offices are located at 500 Huntsman Way, Salt Lake City, Utah 84108, and are leased from Huntsman Headquarters Corporation, an indirect, wholly-owned subsidiary of Huntsman Corporation. We own most of the improved real property and other assets used in our operations. We lease a few of the sites at which we have manufacturing operations and we also lease warehouse and office space at various locations. We consider the condition of our plants, warehouses and other properties and the other assets owned or leased by us to be generally good.

        Our principal manufacturing plants are listed below. Unless otherwise indicated, each property is owned.

                     DESIGN PRODUCTS
                     Langley, British Columbia*
                     Mexico City, Mexico (two facilities)
                     Rochester, New York
                     Seattle, Washington

                     INDUSTRIAL FILMS
                     Calhoun, Georgia
                     Danville, Kentucky
                     Lewisburg, Tennessee
                     Merced, California
                     Phillipsburg, Germany
                     Melbourne, Australia*
                     Toronto, Canada

                     SPECIALTY FILMS
                     Birmingham, Alabama
                     Bloomington, Indiana*
                     Chippewa Falls, Wisconsin
                     Dalton, Georgia
                     Danville, Kentucky
                     Deerfield, Massachusetts
                     Harrington, Delaware
                     McAlester, Oklahoma
                     Newport News, Virginia
                     Odon, Indiana*
                     Washington, Georgia

----------

     *  Leased properties

        We have an annual manufacturing capacity of approximately 850 million pounds of polyethylene and PVC films. We believe that the capacities of our plants are adequate to meet our immediate needs. Our plants have historically operated at 75% to 100% of capacity.

ITEM 3. LEGAL PROCEEDINGS

        Huntsman Packaging is involved in litigation from time to time in the ordinary course of our business. In management's opinion, none of such litigation is material to our financial condition or operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

        We did not submit any matters to a vote of security holders during the fourth quarter of 1998.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        At March 26, 1999, the Company had 1,000,001 shares of Class A Common Stock outstanding, 6,999 shares of Class B Common Stock outstanding and 49,511 shares of Class C Common Stock outstanding (the Class A Common Stock, the Class B Common Stock and the Class C Common Stock are herein collectively referred to as the "Common Stock"). At March 26, 1999, there were three holders of record of the Class A Common Stock, two holders of record of the Class B Common Stock and four holders of record of the Class C Common Stock. There is no established trading market for any class of the Company's Common Stock.

        The Company has not declared or paid any cash dividends on its capital stock during the last two years and does not anticipate paying any cash dividends in the foreseeable future. The indenture governing the Company's outstanding debt securities and the Company's bank credit facility contain certain restrictions on the payment of cash dividends with respect to the Company's Common Stock.

        During 1998, the Company sold 12,200 shares of Class C Common Stock to certain members of senior management. The shares of Class C Common Stock were sold for $100 per share, the estimated fair market value of the shares on the date of purchase. The Company believes that the issuance of the Class C Common Stock to members of its senior management, which did not involve a public offering or sale of securities, was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act. No underwriters, brokers or finders were involved in these transactions. In September 1998, 500 shares of Class C Common Stock were redeemed from one member of senior management who is no longer employed by the Company. In March 1999, 600 shares of Class C Common Stock were redeemed from another member of senior management.

        In 1999, the Company also sold 12,188 shares of Class C Common Stock to certain members of senior management for $100 per share, the estimated fair market value of the shares on the date of purchase. Also on February 22, 1999, the Company canceled outstanding options to purchase 26,223 shares of Class C Common Stock and sold an additional 26,223 shares of Class C Common Stock to certain members of senior management for $100 per share, the estimated fair market value of the shares on the date of purchase. The Company believes that the foregoing issuances of Class C Common Stock to members of its senior management were exempt from the registration requirements of the Securities Act pursuant to Rule 701 thereunder. Alternatively, the Company believes that the foregoing issuances of Class C Common Stock, which did not involve a public offering or sale of securities, were exempt from the registration requirements of the Securities Act pursuant to the exemption from registration afforded by
Section 4(2) of the Securities Act. No underwriters, brokers or finders were involved in these transactions.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected financial data have been summarized from our consolidated financial statements and are qualified in their entirety by reference to, and should be read in conjunction with, such consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," under Item 7 below.

                             SELECTED FINANCIAL DATA


                                                                                    Year ended December 31,
                                                           --------------------------------------------------------------------
                                                             1998            1997            1996            1995         1994
                                                           -------         -------         -------         -------      -------
                                                                                    (dollars in millions)
STATEMENT OF OPERATIONS DATA:
      Sales - net                                          $ 651.9         $ 447.7         $ 295.7         $ 280.0      $ 255.7
      Cost of sales                                          532.4           389.6           253.5           235.1        210.4
                                                           -------         -------         -------         -------      -------
              Gross profit                                   119.5            58.1            42.2            44.9         45.3
       Total operating expenses                               70.1            45.0            38.1            31.8         33.5
                                                           -------         -------         -------         -------      -------
              Operating income                                49.4            13.1             4.1            13.1         11.8
       Interest expense                                      (37.5)          (17.0)          (11.6)           (8.8)        (7.5)
       Other income (expense) - net                           (0.8)            0.7            (2.7)           (2.5)          --
                                                           -------         -------         -------         -------      -------
       Income (loss) before income taxes, discontinued
          operations and extraordinary item                   11.1            (3.2)          (10.2)            1.8          4.3
       Income tax expense (benefit)                            8.6            (0.5)           (5.2)            0.9          1.9
                                                           -------         -------         -------         -------      -------
       Income (loss) before discontinued
          operations and extraordinary item                    2.5            (2.7)           (5.0)            0.9          2.4
       Income from discontinued operations(1)                  0.6             3.1             1.8             1.4          2.0
       Gain on sale of discontinued operations(1)              5.2              --              --              --           --
       Extraordinary item(2)                                    --              --            (1.3)             --           --
                                                           -------         -------         -------         -------      -------
       Net income (loss)                                   $   8.3         $   0.4         $  (4.5)        $   2.3      $   4.4
                                                           =======         =======         =======         =======      =======
OTHER FINANCIAL DATA:
       Depreciation and amortization                       $  27.1         $  16.4         $  14.0         $  10.6      $   8.5
       EBITDA(3)                                              75.7(4)         30.2(5)         15.4(6)         21.2         20.3
       Cash flows from operating activities                   45.5            28.6            20.1             9.7         (1.9)
       Cash flows from investing activities                 (314.8)          (87.2)          (88.9)          (17.6)        (8.1)
       Cash flows from financing activities                  275.6            63.2            68.6             6.7          9.9
       Capital expenditures                                   52.1            17.9            12.8            16.5          8.3
BALANCE SHEET DATA (AT YEAR END):
       Working capital                                     $  93.4         $  94.1         $  74.6         $  53.0      $  46.8
        Total assets                                         734.3           400.4           329.2           204.6        196.1
        Long-term debt - net of current portion              513.5           250.2           186.7           103.0         88.7
        Total liabilities                                    662.5           337.4           262.1           142.5        136.1
        Stockholders' equity                                  70.6            63.0            67.0            62.1         60.0

---------------------------

(1) In 1998, we sold our entire interest in our foam products operations, which were operated exclusively in Europe. The financial position and results of operations of this separate business segment are reflected as discontinued operations for all periods presented. See Note 3 to the Consolidated Financial Statements included in this report.

(2) In 1996, we refinanced most of our long-term debt and recorded an extraordinary item for the write-off of previously deferred loan costs. See
     Note 6 to the Consolidated Financial Statements included in this report.

(3) EBITDA is defined as net income before interest expense, taxes, depreciation, amortization, discontinued operations, and extraordinary items. We believe EBITDA information enhances an investor's understanding of a company's ability to satisfy principal and interest obligations with respect to its indebtedness and to utilize cash for other purposes. However, there may be contractual, legal, economic or other reasons which may prevent us from satisfying principal and interest obligations with respect to our indebtedness and may require us to allocate funds for other purposes. EBITDA does not represent and should not be considered as an alternative to net income or cash flows from operating activities as determined by GAAP and may not be comparable to other similarly titled measures of other companies.

(4) Includes aggregate nonrecurring charges of $4.9 million resulting from the closing of a facility in the year ended December 31, 1998. Had this facility been closed on January 1, 1998, we estimate overhead savings of $2.1 million would have been realized in the year ended December 31, 1998.

(5) Includes aggregate nonrecurring charges of $9.3 million resulting from the closing of a facility in the year ended December 31, 1997. Had this facility been closed January 1, 1997, we estimate overhead savings of $3.0 million would have been realized in the year ended December 31, 1997.

(6) Includes aggregate nonrecurring charges of $12.1 million resulting from the closing of certain facilities in the year ended December 31, 1996. Had these facilities been closed on January 1, 1996, we estimate overhead savings of $2.9 million would have been realized in the year ended December 31, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with the consolidated financial statements and notes which appear elsewhere in this report. This section contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our plans, objectives, goals, strategies and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under "Cautionary Statement for Forward-Looking Information" below and elsewhere in this report.

GENERAL

     Huntsman Packaging derives its revenues, earnings and cash flows from the sale of film and flexible packaging products throughout the world. Huntsman Packaging manufactures these products at its facilities located in North America, Europe and Australia. Huntsman Packaging's sales have grown primarily as a result of strategic acquisitions made over the past several years, increased levels of production at acquired facilities and the overall growth in the market for film and flexible packaging products. Our most recent acquisitions include the 1996 acquisitions of Deerfield Plastics Co. Inc. (the "Deerfield Acquisition") and United Films Corporation (the "United Films Acquisition"), the 1997 acquisition of Huntsman Polymers Corporation's CT Film division (the "CT Film Acquisition"), and our 1998 acquisitions of Ellehammer Industries, Ltd. and Ellehammer Packaging Inc. (collectively, the "Ellehammer Acquisition") and Blessings Corporation (the "Blessings Acquisition").

     In order to further benefit from these recent acquisitions, we ceased operations at certain less efficient manufacturing facilities and relocated equipment to more efficient facilities. In addition, we sold certain assets and restructured and consolidated our operations and administrative functions. As a result of these activities, we increased manufacturing efficiencies and product quality, reduced costs, and increased operating profitability. As part of this process, in 1998, we undertook the following significant divestitures and closures of manufacturing facilities. (See Notes 3 and 4 to the Consolidated Financial Statements included in this report.)

     During the second quarter of 1998, we announced our plan to cease operations at our Clearfield, Utah facility, acquired as part of the CT Film Acquisition. As of December 31, 1998, operations at the facility had ceased and nearly all of the facility's assets had been relocated.

     On June 1, 1998, Huntsman Container Corporation International, our wholly-owned subsidiary, sold its entire interest in the capital stock of Huntsman Container Company Limited ("HCCL") and Huntsman Container Company France SA ("HCCFSA") to Polarcup Limited and Huhtamaki Holdings France Sarl, subsidiaries of Huhtamaki Oyj. Together, HCCL and HCCFSA comprised our foam products business segment, which was operated exclusively in Europe. Net proceeds from the sale were approximately $28.3 million.

     In December 1997, we announced our plan to cease operations at our Carrollton, Ohio facility and relocate certain assets from the Carrollton facility to other facilities. We recognized plant closing costs of approximately $9.3 million in our consolidated income statement for the year ended December 31, 1997 relating to this closure. On

August 11, 1998, we sold the land, building and certain surplus manufacturing equipment associated with the Carrollton facility to North American Plastics Chemicals Incorporated. Net proceeds from the sale were approximately $1.6 million.

     On August 14, 1998, we sold our entire interest in the capital stock of Huntsman Packaging UK Limited ("HPUK") to Skymark Packaging International Limited. HPUK owned our Scunthorpe, UK facility, which manufactured and sold polyethylene film exclusively in Europe. Net proceeds from this sale were approximately $5.6 million.

     In connection with the Blessings Acquisition, we announced our plan to cease manufacturing operations at our Newport News, Virginia production facility. On November 20, 1998, we sold the land, building and certain surplus manufacturing equipment associated with our Newport News, Virginia production facility. Net proceeds from the sale were approximately $1.3 million.

RESULTS OF OPERATIONS

     The following table indicates net sales and expenses, and such amounts as a percentage of net sales, for the years ended December 31, 1998, 1997 and 1996.

                                                 Year Ended December 31,
                              --------------------------------------------------------------
                                     1998                   1997                 1996
                              ------------------    ------------------    ------------------
                                                  (dollars in millions)
Sales - net                   $651.9         100%   $447.7         100%   $295.7         100%
Cost of sales                  532.4          82     389.6          87     253.5          86
                              ------      ------    ------      ------    ------      ------
Gross profit                   119.5          18      58.1          13      42.2          14
Total operating expenses        70.1          11      45.0          10      38.1          13
                              ------      ------    ------      ------    ------      ------
Operating income              $ 49.4           7%   $ 13.1           3%   $  4.1           1%
                              ======      ======    ======      ======    ======      ======


1998 VERSUS 1997

     Net Sales

        Net sales increased by $204.2 million, or 45.6%, in 1998 to $651.9 million from $447.7 million in 1997. The increase was primarily due to the Blessings Acquisition in May 1998 and a full year's results from the September 1997 CT Film Acquisition. The CT Film Acquisition and the Blessings Acquisition collectively accounted for increased net sales of approximately $256 million in 1998. Excluding the sales increases resulting from these acquisitions, we realized increased sales volumes of approximately 1.7% in 1998 compared to 1997. These sales volume related increases were offset by a 4.6% reduction in the average selling prices for our products, excluding the effects of the acquisitions. The average selling price reductions were primarily due to declines in the price of resins, our primary raw material. In the markets we serve, the average selling price of our products generally increases or decreases as resin prices increase or decrease.

     Gross Profit

        Gross profit increased by $61.4 million, or 105.7%, in 1998 to $119.5 million from $58.1 million in 1997. The increase was due to increased sales volume from the recent acquisitions and internal growth, integration and rationalization of acquired and existing facilities, realization of purchasing and operational synergies associated with the recent acquisitions, and improved manufacturing performance within our operations. Due to our rationalization and integration of operations and facilities, a precise measure of the additional gross profit added in 1998 from the recent acquisitions is not practicable. However, the gross profit for the facilities associated with the CT Film Acquisition and the Blessings Acquisition was approximately $49.2 million, including the effects of the above activities.

     Total Operating Expenses

        Total operating expenses (including research and development expenses) increased by $25.1 million, or 55.8%, in 1998 to $70.1 million from $45.0 million in 1997. The increase was due primarily to additional operating expenses resulting from the CT Film Acquisition and the Blessings Acquisition. In addition, we incurred nonrecurring operating expenses totaling approximately $8.0 million in 1998. The nonrecurring expenses included the following components (in millions):

              Plant closing costs                             $ 4.9
              Indirect plant closing costs                      1.6
              Blessings Acquisition transition costs            1.5
                                                              -----
                                                              $ 8.0

        The plant closing costs charge relates to the closure of our Clearfield, Utah facility. During 1998, we ceased operations at the Clearfield facility and most of the production equipment was relocated to other of our facilities. The nonrecurring $4.9 million charge includes a $0.6 million charge for the write-off of assets not relocated, a $0.4 million provision for the write-off of impaired goodwill, a $0.5 million charge for reduction of work force costs associated with the elimination of approximately 52 full-time equivalent employees, and an accrual of $3.4 million for estimated future net lease and other costs incurred to close the facility. See Note 4 to the Consolidated Financial Statements included in this report.

        The indirect plant closing costs include one-time costs to tear down and relocate equipment from closed plants to other of our facilities. The Blessings Acquisition transition costs consist primarily of labor costs relating to former Blessings Corporation employees retained on a temporary basis to assist through the early stages of our ownership of the operation.

        Ongoing operating expenses (excluding the nonrecurring charges discussed above) as a percentage of net sales were approximately 9.5% in 1998 compared to 10.5% in 1997, computed subsequent to the September 1997 CT Film Acquisition. We believe the 1998 ongoing operating expense percentage to be indicative of future operating expenses.

     Operating Income

        Operating income increased by $36.3 million, or 277.1%, in 1998 to $49.4 million from $13.1 million in 1997 as a result of the factors discussed above.

1997 VERSUS 1996

     Net Sales

        Net sales increased by $152.0 million, or 51.4%, in 1997 to $447.7 million from $295.7 million in 1996. The increase was primarily due to the CT Film Acquisition in September 1997 and a full year's results from the 1996 Deerfield and United Films Acquisitions. These acquisitions increased sales by approximately $158.0 million in 1997. Excluding the effect of these acquisitions, sales decreased approximately $6.0 million in 1997, primarily due to lower sales volumes of approximately 5% in the North America PVC product line and unfavorable Australian and European currency translation rates.

        As discussed above, our average sales prices generally follow increases and decreases in resin prices. Average resin prices were relatively stable in 1997, as compared to 1998 and 1996. As a result, 1997 average sales prices were relatively stable as well.

     Gross Profit

        Gross profit increased by $15.9 million, or 37.7%, in 1997 to $58.1 million from $42.2 million in 1996. The CT Film, Deerfield and United Films Acquisitions discussed above increased gross profit by approximately $22.0 million in 1997. These increases were offset by a decrease in gross profit of approximately $6.0 million in the industrial films segment, due primarily to decreased margins. In stretch film markets of our industrial films segment, gross profit decreased by approximately $3.0 million in 1997, due to general price reductions as a result of excess supply of stretch film. The remaining gross profit decrease was due primarily to reduced North American PVC product line sales volume and unfavorable Australian and European currency translation rates.

     Total Operating Expenses

        Total operating expenses for 1997 (including research and development expenses) increased by $6.9 million, or 18.1%, to $45.0 million from $38.1 million in 1996. Additional operating expenses of approximately $8.6 million associated with the Deerfield, United Films and CT Film Acquisitions were incurred in 1997. This increase was partially offset by $1.6 million in reduced plant closing costs, compared to 1996.

        In 1997, we recognized a nonrecurring plant closing charge of $9.3 million. The CT Film Acquisition in 1997 provided us with relatively new, efficient manufacturing equipment with significant available capacity. Thereafter, we decided to cease operations at the Carrollton, Ohio facility and to relocate most of the equipment to other facilities. The nonrecurring $9.3 million charge includes $4.2 million for the write-off of assets not relocated, $3.3 million for the write-off of goodwill associated with the original acquisition of the Carrollton facility and $1.8 million for work force reduction costs associated with the elimination of approximately 83 full-time equivalent employees and other costs. See Note 4 to the Consolidated Financial Statements included in this report.

     Operating Income

        Operating income increased by $9.0 million, or 219.5%, to $13.1 million from $4.1 million due to the factors discussed above.

OPERATING SEGMENT REVIEW

General

        We have adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." Operating segments are components of our company for which separate financial information is available that is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing performance. For more information on our operating segments, see Note 13 to the Consolidated Financial Statements included in this report.

        Our acquisitions during 1998, 1997 and 1996 led to fundamental changes in our organizational structure, operations and mix of business. These acquisitions allowed us to significantly expand our business, exit non-core businesses, close less efficient plants and organize our company into our current operating segments. These changes were not completed until the end of 1998. Because our business segments, profitability and total assets have changed so dramatically during the past two years, we believe a discussion of the segment changes from 1996 to 1997 is not necessary to gain an understanding of our current business. Accordingly, the following operating segment review focuses on changes from 1997 to 1998.

Design Products

     Net Sales

        The design products segment net sales increased by $42.7 million, or 45.7%, in 1998 to $136.1 million from $93.4 million in 1997. This increase was primarily due to our recent acquisitions and to sales volume increases resulting from production capacity expansions. The Blessings Acquisition added approximately $30.2 million to net sales in 1998. These additional sales relate to our Mexican operation acquired from Blessings Corporation. Excluding the effect of this acquisition, net sales dollars increased by 13.3% and sales volume increased by 16.1%. The sales dollar and volume increases were due to additional production capacity added over the last two years in our Rochester, New York and Seattle, Washington facilities. These increases were off-set by a 2.1% reduction in 1998 average selling prices, excluding the effects of the Blessings Acquisition. As previously discussed, the decreased average selling prices resulted from a reduction in resin prices during 1998.

     Segment Profit

        The design products segment profit increased by $1.1 million, or 9.7%, in 1998 to $12.4 million from $11.3 million in 1997. The increase was primarily due to our recent acquisitions and increased sales volume resulting from production capacity expansions. In 1997, operating expenses associated with this segment were not allocated to the operating segment. Accordingly, the acquisition and sales volume related segment profit increases were partially off-set by increased operating expenses in 1998 as compared to 1997. The increase in operating expenses was due to the Blessings Acquisition and the establishment of a separate segment management team.

     Segment Total Assets

        The design products segment total assets increased by $98.8 million, or 180.9%, in 1998 to $153.4 million from $54.6 million in 1997 due primarily to our recent acquisitions and capital expenditures to expand capacity. The 1998 acquisitions added total assets of approximately $84.6 million and 1998 capital expenditures added approximately $18.4 million. These additions were off-set by 1998 depreciation and reductions in working capital.

        Capital expenditures were for significant capacity expansion at our Rochester, New York and Seattle, Washington facilities and normal maintenance expenditures. The capacity expansion expenditures included state-of-the-art, 8-color printing presses that allow us to pursue higher margin printing applications.

Industrial Films

     Net Sales

        The net sales of our industrial films segment decreased by $30.7 million, or 17.5%, in 1998 to $144.7 million from $175.4 million in 1997. The decrease in sales was primarily due to a combination of the closure of our Carrollton, Ohio facility and reductions in our average selling prices. During 1998, we completed the closure of the Carrollton facility. We relocated the more efficient Carrollton manufacturing equipment to facilities in other of our operating segments and the equipment that was not relocated was sold (see Note 4 to the Consolidated Financial Statements included in this report). These asset transfers and dispositions caused net sales to decrease by approximately $17 million in 1998. Excluding the effects of the Carrolton closure, we experienced a decline in our average selling prices of approximately 9.0% as a result of general industry selling price declines resulting from declines in resin prices. The volume of our PVC film business was virtually unchanged in 1998, while our stretch film volume increased approximately 1.8% in 1998, excluding the effects of the Carrollton closure.

     Segment Profit

        The industrial films segment profit increased by $1.5 million, or 15.8%, in 1998 to $11.0 million from $9.5 million in 1997. The increase in segment profit was primarily due to a combination of dramatically increased stretch film gross profits over 1997 and the closure of the Carrollton plant. The stretch film business realized a return to profitability in 1998 after sustaining significant losses in 1997. During 1997, our stretch film business suffered through historically low gross profits due to excess supply in stretch film markets and lower than expected production efficiencies in our facilities. Although excess supply continued to be a factor in 1998, we realized significantly increased production efficiencies and lower production costs. The closure of the Carrollton plant added approximately $1.0 million to our segment profit, as compared to 1997. The increase in profitability was partially off-set by increased operating expenses in 1998, due to the establishment of a separate segment management team. In 1997, operating expenses associated with this segment were not allocated to the operating segment. Excluding the effects of the increase in segment operating expenses, the PVC business profitability was slightly increased over 1997.

        Segment profit excludes nonrecurring plant closing costs. The Carrollton plant closing, discussed above, resulted in a 1997 plant closing cost charge of $9.3 million. This charge relates entirely to the industrial film operating segment. See Note 4 to the Consolidated Financial Statements included in this report.

     Segment Total Assets

        The industrial films segment total assets decreased by $13.8 million, or 14.3%, in 1998 to $82.7 million from $96.5 million in 1997. The decrease was due primarily to the closure of the Carrollton plant, 1998 depreciation and reductions in working capital. These reductions were off-set by 1998 capital expenditures of approximately $5.7 million. The capital expenditures were for ongoing maintenance and improvements, as well as a major upgrade to one of our stretch film production lines.

Specialty Films

     Net sales

        The net sales of our specialty films segment increased by $192.3 million, or 107.5%, in 1998 to $371.2 million from $178.9 million in 1997. The increase was due primarily to the 1998 Blessings Acquisition and the inclusion of a full year's results from the 1997 CT Film Acquisition. The addition of these operations resulted in 1998 increased sales of approximately $182.9 million. Excluding the acquisition related increases, our specialty film 1998 volume increased by approximately 12.6%. The volume increase was due primarily to the completion of significant capacity expansions in our barrier film operations and the relocation of equipment from our closed facilities to specialty films' facilities. These increases were slightly off-set by a 5.0% reduction in our average selling prices, excluding the effects of the recent acquisitions. As previously discussed, the reduction in selling prices resulted from declines in 1998 resin prices.

     Segment Profit

        The specialty films segment profit increased by $26.7 million, or 136.2%, in 1998 to $46.3 million from $19.6 million in 1997. The increase was due primarily to the recent acquisitions and the increase in sales volume resulting from production capacity expansions. In 1997, operating expenses associated with this segment were not allocated to the operating segment. Accordingly, the segment profit increase due to acquisitions and volume increases was partially off-set by increased operating expenses in 1998. The increase in operating expenses was due to the CT Film and Blessings Acquisitions and the establishment of a separate segment management team.

        Segment profit excludes nonrecurring plant closing costs. The Clearfield, Utah plant closing, discussed above, resulted in a 1998 plant closing cost charge of $4.9 million. This charge relates entirely to the specialty films operating segment. See Note 4 to the Consolidated Financial Statements included in this report.

     Segment Total Assets

        The specialty films segment total assets increased by $247.0 million, or 131.3%, in 1998 to $435.1 million from $188.1 million in 1997. The increase was primarily due to the recent acquisitions and capital expenditures. The 1998 acquisitions increased segment total assets by approximately $244.4 million and 1998 capital expenditures were $26.2 million. 1998 capital expenditures included the purchase of a new barrier film production line at our Bloomington, Indiana facility and ongoing maintenance and enhancements. These increases were off-set by reductions in assets resulting from the closure of the Clearfield, Utah facility, the sale of the Scunthorpe, UK, facility, by 1998 depreciation and by reductions in working capital.

LIQUIDITY AND CAPITAL RESOURCES

        Huntsman Packaging was separated from Huntsman Corporation on September 30, 1997 (the "Split-Off"). Prior to the Split-Off, we financed our operations with borrowings from Huntsman Corporation or its affiliates. In connection with the Split-Off, we issued $125 million of 9.125% unsecured senior subordinated notes due October 1, 2007 (the "Notes") and entered into a $225 million credit facility with The Chase Manhattan Bank ("Chase") and certain financial institutions party thereto (the "Credit Agreement"). Proceeds from the issuance of the Notes and the Credit Agreement were used to repay indebtedness to Huntsman Corporation and to fund the CT Film Acquisition. Since the Split-Off, we have financed our operations through cash provided by operations and by borrowings under the Credit Agreement, as amended. See Note 6 to the Consolidated Financial Statements included in this report.

     Huntsman Packaging's Amended Credit Facilities

        On May 14, 1998, the Credit Agreement was amended and restated as a $510 million facility (the "Amended Credit Agreement"). The Amended Credit Agreement provides for the continuation of a previous term loan (the "Original Term Loan") in the principal amount of $75 million, maturing on September 30, 2005; a Tranche A Term Loan (the "Tranche A Term Loan") in the principal amount of $140 million, maturing on September 30, 2005; a Tranche B Term Loan (the "Tranche B Term Loan") in the principal amount of $100 million, maturing on June 30, 2006; and a term loan (the "Mexico Term Loan") to ASPEN Industrial, S.A., our wholly-owned Mexican subsidiary, in the principal amount of $45 million, maturing on September 30, 2005. The Amended Credit Agreement also provides for a $150 million revolving loan facility (the "Revolver") maturing on September 30, 2004. The Original Term Loan, the Tranche A Term Loan and the Mexico Term Loan amortize at an increasing rate on a quarterly basis. The Tranche A Term Loan and the Mexico Term Loan began amortizing on December 31, 1998 and the Original Term Loan begins amortizing on December 31, 2001. The Tranche B Term Loan amortizes at the rate of $1 million per year, beginning September 30, 1998, with an aggregate of $93 million due in the last four quarterly installments. The term loans described above are required to be prepaid with the proceeds of certain asset sales, with 50% of the proceeds of the sale of certain Huntsman Packaging equity securities, and with the proceeds of certain debt offerings.

        Loans under the Amended Credit Agreement bear interest, at the election of the Company, at either (i) zero to 0.75%, depending on certain of our financial ratios, plus the higher of (a) Chase's prime rate, (b) the federal funds rate plus 1/2% or (c) Chase's base CD rate plus 1%, or (ii) the London Interbank Offered Rate plus 1.00% to 2.00%, also depending on certain of our financial ratios.

        Our obligations under the Amended Credit Agreement are guaranteed by substantially all of our domestic subsidiaries and secured by substantially all of our domestic assets. The Amended Credit Agreement is also secured by a pledge of 65% of the capital stock of each of our foreign subsidiaries. See Note 16 to the Consolidated Financial Statements included in this report.

     Net Cash Provided by Operating Activities

        Net cash provided by operating activities was $45.5 million in 1998, an increase of $16.9 million, or 59.1%, from $28.6 million in 1997. The increase resulted primarily from increased net income in 1998 of $8.0 million and a reduction in inventories and prepaid expenses. Net cash provided by operating activities increased

$8.5 million, or 42.3%, in 1997 to $28.6 million from $20.1 million in 1996. The 1997 increase resulted primarily from increased net income in 1997 of $4.9 million and a reduction in inventories.

     Net Cash Used in Investing Activities

        Net cash used in investing activities was $314.8 million, $87.2 million and $88.9 million for 1998, 1997 and 1996, respectively. The majority of cash was used in the Blessings, Deerfield, United Films and CT Film Acquisitions. During 1998, we made net cash payments of approximately $285.7 million for the purchase of Blessings Corporation and $10.9 million for other acquisitions. During 1997, we made net cash payments of approximately $69.4 million for the purchase of CT Film. During 1996, we made net cash payments of approximately $12.3 million and $63.9 million for the purchase of United Films and Deerfield Plastics, respectively. See Note 12 to the Consolidated Financial Statements included in this report.

     Capital Expenditures

        Total capital expenditures were $52.1 million, $17.9 million and $12.8 million for 1998, 1997 and 1996, respectively. The 1998 capital expenditures included expenditures to upgrade and relocate equipment, to add capacity in our design products facilities, to add new information systems and upgrades to existing information systems, and to add several new production lines in our specialty films facilities. The 1997 capital expenditures included film production capacity expansions in our newly acquired Deerfield and United Film facilities, as well as printing capacity expansion in our design products facilities. The Company estimates that total maintenance capital expenditures of $12 million per year will be required in the near future.

     Net Cash Provided by Financing Activities

        Net cash provided by financing activities was $275.6 million, $63.2 million and $68.6 million for 1998, 1997 and 1996, respectively. Net cash provided by financing activities consists primarily of net borrowings under our current and prior credit arrangements. See Note 6 to the Consolidated Financial Statements included in this report. Net cash provided by financing activities was used primarily to fund the Blessings, CT Film, Deerfield and United Films Acquisitions, as well as our capital expenditures.

     Liquidity

        As of December 31, 1998, we had $93.4 million of working capital. As of December 31, 1998, we had approximately $110 million available under the Revolver of our Amended Credit Agreement, $4.2 million of which was issued as letters of credit. The debt under our Amended Credit Agreement bears interest at LIBOR plus 2%, and may adjust downward based upon our leverage ratio (as defined in the Amended Credit Agreement) to a minimum of LIBOR plus 1%.

        As of December 31, 1998, we had $11.3 million in cash and cash equivalents held by our foreign subsidiaries. The effective tax rate of repatriating this money and future foreign earnings to the United States varies from approximately 40% to 65% depending on various U.S. and foreign tax factors, including each foreign subsidiary's country of incorporation. High effective repatriation tax rates may limit our ability to access cash and cash equivalents generated by our foreign operations for use in our United States operations, including to pay principal, premium, if any, and interest on the Notes and the Amended Credit Agreement. In 1998, 1997 and 1996, our foreign operations generated income from continuing operations of $0.5 million, $1.7 million and $5.0 million, respectively.

        We expect that cash flows from operating activities and available borrowings under our credit arrangements will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements. If we were to engage in a significant acquisition transaction, however, it may be necessary for us to restructure our existing credit arrangements.

OTHER MATTERS

     Accounting Standards

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards that require derivative instruments to be recorded on the balance sheet as either an asset or liability, measured at fair market value, and that changes in the derivative's fair value be recognized currently in earnings, unless specific hedging accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. We expect that the adoption of this statement will not have a material effect on our consolidated financial statements.

     Environmental Matters

        Our manufacturing operations are subject to certain federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, the protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials ("Environmental Laws"). In the ordinary course of business, we are subject to periodic environmental inspections and monitoring by governmental enforcement authorities. We could incur substantial costs, including fines and civil or criminal sanctions as a result of actual or alleged violations of Environmental Laws. In addition, our production facilities require environmental permits that are subject to revocation, modification and renewal ("Environmental Permits"). Violations of Environmental Permits can also result in substantial fines and civil or criminal sanctions. We are in substantial compliance with applicable Environmental Laws and Environmental Permits. The ultimate costs under Environmental Laws and the timing of such costs, however, are difficult to predict and potentially significant expenditures could be required in order to comply with Environmental Laws that may be adopted or imposed in the future.

     The Year 2000 Issue

        We have performed an analysis of both our computer systems and our production and distribution activities and have implemented procedures to address year 2000 issues. We are currently modifying our computer systems and application programs for year 2000 compliance, and we anticipate that we will complete this task by September 1, 1999. As of December 31, 1998, we had spent approximately $2.5 million on computer systems and application programs upgrades necessary to become year 2000 compliant. We believe the total cost to complete the implementation procedures to address year 2000 issues will be less than $5.0 million. In addition to addressing year 2000 issues, these computer systems and application programs upgrades will significantly enhance our information systems. We will fund these upgrades through operating cash flows. Any costs for new systems will be expensed or capitalized and amortized over the system's useful life, as appropriate. We have a year 2000 third-party compliance policy in place to identify and resolve potential third-party year 2000 problems. Although we are working cooperatively with third parties upon whom we rely for raw materials, utilities, transportation and other products and services, we cannot give any assurances that the systems of other parties will be year 2000 compliant on a timely basis. In the most reasonably likely worst-case scenario involving the failure of our systems and applications or those operated by others, our business, financial condition and results of operations would be materially adversely affected. However, an estimate of the dollar amount of such an adverse effect cannot be practically determined at this time.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING INFORMATION

        Certain information set forth in this report contains "forward-looking statements" within the meaning of federal securities laws. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions and other information that is not historical information. When used in this report, the words "estimates," "expects," "anticipates," "forecasts," "plans," "intends," "believes" and variations of such words or similar expressions are intended to identify forward-looking statements. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by or on behalf of Huntsman Packaging, are also expressly qualified by these cautionary statements.

        All forward-looking statements, including without limitation, management's examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. But, there can be no assurance that management's expectations, beliefs and projections will result or be achieved. All forward-looking statements apply only as of the date made. We undertake no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

        There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements. There may be other factors, including those discussed elsewhere in this report, that may cause our actual results to differ materially from the forward-looking statements. Any forward-looking statements should be considered in light of these factors.

     Substantial Leverage

        We are highly leveraged, particularly in comparison to some of our competitors that are publicly owned. Our relatively high degree of leverage may limit our ability to obtain additional financing. In addition, a substantial portion of our cash flow from operations must be dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available for other purposes. Certain of our borrowings are at variable rates of interest, exposing us to the risk of increased interest rates. Our leveraged position may also limit our flexibility in adjusting to changing market conditions and our ability to withstand competitive pressures.

     Ability to Service Indebtedness

        Our ability to make scheduled payments or to refinance our debt obligations depends on our financial and operating performance. Our financial and operating performance is subject to prevailing economic and competitive conditions and to financial, business and other factors beyond our control. These include fluctuations in interest rates, unscheduled plant shutdowns, increased operating costs, raw material and product prices, regulatory developments and our ability to repatriate cash generated outside of the United States without incurring substantial tax liabilities. Any default under our debt facilities could have a significant adverse effect on our business and operations.

     Restrictions under Credit Facilities

        We are subject to certain restrictive covenants under the indenture relating to our outstanding debt securities and our bank credit facility, including financial and operating covenants. Failure to comply with any of these covenants would permit our bank lenders to cease making further loans and our bank lenders and holders of our debt securities to accelerate the maturity of our debt and institute foreclosure proceedings against us. Such actions would adversely affect our ability to service our indebtedness.

     Exposure to Fluctuations in Resin Prices and Dependence on Resin Supplies

        We use large quantities of resins in manufacturing our products. Significant increases in the price of resins could adversely affect our operating margins, results of operations and ability to service our indebtedness. In addition, should any of our resin suppliers fail to deliver resin or should any significant resin supply contract be canceled, we would be forced to purchase resin in the open market. No assurances can be given that we would be able to make such purchases at prices that would allow us to remain competitive.

     Competition

        The markets in which we operate are highly competitive on the basis of service, product quality, product innovation and price. In addition to competition from many smaller competitors, we face strong competition from a number of large flexible packaging companies. Some of these companies are substantially larger, more diversified and have greater financial resources than we have.

     Customer Relationships

        We are dependent upon a limited number of large customers with substantial purchasing power for a majority of our sales. In particular, we are currently the sole outside supplier to Kimberly Clark of its breathable personal care films and other film components. Kimberly Clark accounted for approximately 14% of our revenue in 1998. The loss of Kimberly Clark or one or more other customers, or a material reduction in the sales to Kimberly Clark or these other customers, would have a material adverse effect on our operations and on our ability to service our indebtedness.

     Risks Associated with Acquisitions

        We have completed a number of recent acquisitions. In order to further benefit from these acquisitions, we have ceased operations at less efficient manufacturing facilities and relocated equipment to more efficient facilities. In addition, we have sold assets and restructured and consolidated our operations and administrative functions in an effort to increase manufacturing efficiencies and product quality, reduce costs and increase operating profitability. There can be no assurance, however, that our efforts to integrate the acquired businesses will result in increased sales or profits. Difficulties encountered in the ongoing transition and integration process could have a material adverse effect on our financial condition, results of operations or cash flows.

     Risks Associated with International Operations

        We operate facilities and sell products in several countries outside the United States, particularly in Mexico. As a result, we are subject to risks associated with selling and operating in foreign countries. These risks include devaluations and fluctuations in currency exchange rates, imposition of limitations on conversion of foreign currencies into U.S. dollars or remittance of dividends and other payments by foreign subsidiaries. The imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries, hyperinflation in certain foreign countries, and imposition or increase of investment and other restrictions by foreign governments could also have a negative effect on our business.

     Other Factors

        In addition to the factors described above, we face a number of uncertainties, including: (i) changes in demand for our products; (ii) potential legislation and regulatory changes; (iii) our ability and those with which we conduct business to timely resolve Year 2000 issues; (iv) new technologies; (v) changes in distribution channels or competitive conditions in the markets or countries where we operate; (vi) increases in the cost of compliance with laws and regulations, including environmental laws and regulations; and (viii) environmental liabilities in excess of the amounts reserved.


ITEM 7A. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to various interest rate and resins price risks that arise in the normal course of business. We finance our operations with borrowings comprised primarily of variable rate indebtedness. Our raw material costs are comprised primarily of resins. Significant increases in interest rates or the price of resins could adversely affect our operating margins, results of operations and ability to service our indebtedness.

        We enter into interest rate collar and swap agreements to manage interest rate market risks and commodity collar agreements to manage resin market risks. As of December 31, 1998, we had one interest rate collar agreement and one commodity collar agreement in place. The estimated fair market value of the interest rate collar was negative $214,000 and the estimated fair market value of the commodity collar was $80,000. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates and commodity prices applied to the agreements described above. The analysis indicated that such market movements would not have a material effect on our consolidated financial position, results of operations or cash flows. Factors that could impact the effectiveness of our hedging programs include the volatility of interest rates and commodity markets and the availability of hedging instruments in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Financial statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 14(a) below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        On April 16, 1998, the Company notified Deloitte & Touche LLP ("Deloitte & Touche") that effective as of that date, the Company had determined to change its independent accountants. The Company then engaged the accounting firm of Arthur Andersen LLP to serve as its independent accountants.

        Neither Deloitte & Touche's reports on the Company's financial statements for the years ended December 31, 1996 or December 31, 1997 contained an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

        The decision to change accountants was approved by the Company's Board of Directors. The Company does not have an audit or similar committee.

        During the years ended December 31, 1996 and December 31, 1997 and the subsequent interim period preceding the Company's replacement of Deloitte & Touche, there were no disagreements with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte & Touche, would have caused Deloitte & Touche to make reference to the subject matter of the disagreement in connection with its report.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The names, ages, positions and offices held, and a brief account of the educational and business experience of each current director and each executive officer is set forth below.

                    BOARD OF DIRECTORS AND EXECUTIVE OFFICERS

NAME                          AGE                          POSITION
----                          ---                          --------
Jon M. Huntsman*               61        Director and Chairman of the Board of Directors
Karen H. Huntsman*             61        Vice Chairman
Richard P. Durham*             34        Director, President and Chief Executive Officer
Christena H. Durham*           34        Director, Vice President
Jack E. Knott                  44        Executive Vice President and Chief Operating Officer
Scott K. Sorensen*             37        Executive Vice President and Chief Financial Officer,
                                         Treasurer
Ronald G. Moffitt              46        Senior Vice President and General Counsel, Secretary


* Jon M. Huntsman is Christena H. Durham's father and Richard P. Durham's father-in-law. Karen H. Huntsman is Jon M. Huntsman's wife, Christena H. Durham's mother and Richard P. Durham's mother-in-law. Richard P. Durham and Christena H. Durham are married. Scott K. Sorensen is Richard P. Durham's brother-in-law.


        JON M. HUNTSMAN is a Director and the Chairman of the Board of Directors of Huntsman Packaging and has served as Chairman of the Board, Chief Executive Officer and a Director of Huntsman Corporation, its predecessors, and other Huntsman companies for over 25 years. He is also the Chairman and founder of the Huntsman Cancer Foundation. In addition, Mr. Huntsman serves on numerous charitable, civic and industry boards. In 1994, Mr. Huntsman received the prestigious Kavaler Award as the chemical industry's outstanding Chief Executive Officer. Mr. Huntsman formerly served as Special Assistant to the President of the United States and as Vice Chairman of the U.S. Chamber of Commerce. Mr. Huntsman served as the Company's Chief Executive Officer until March 1997.

        KAREN H. HUNTSMAN was appointed Vice Chairman of Huntsman Packaging Corporation on November 24, 1997, and serves as an officer and director of other Huntsman companies. The Vice Chairman, an advisory position to the Board of Directors, does not vote on matters brought to the Board. Mrs. Huntsman has served as a Vice President and Director of Huntsman Corporation since 1995 and as a Vice President and director of Huntsman Chemical Corporation since 1982 and 1986, respectively. By appointment of the Governor of the State of Utah, Mrs. Huntsman serves as a member of the Utah State Board of Regents. Mrs. Huntsman also serves on the board of directors of various corporate and non-profit entities, including First Security Corporation and Intermountain Health Care Inc.

        RICHARD P. DURHAM became President and Chief Executive Officer of Huntsman Packaging in March 1997. Mr. Durham is a Director of Huntsman Packaging and also is a Director of Huntsman Corporation. Mr. Durham has been with the Huntsman organization in various positions since 1985. Most recently, Mr. Durham served as Co-President and Chief Financial Officer of Huntsman Corporation, where, in addition to being responsible for accounting, treasury, finance, tax, legal, human resources, public affairs, purchasing, research and development, and information systems, he also was responsible for Huntsman Packaging. Mr. Durham attended Columbia College and graduated from the Wharton School of Business at the University of Pennsylvania.

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

        JACK E. KNOTT became Executive Vice President and Chief Operating Officer of Huntsman Packaging on September 1, 1997. Prior to joining the Company, Mr. Knott was a member of the Board of Directors of Rexene Corporation (from April 1996 until August 1997) and held the position of Executive Vice President of Rexene Corporation and President of Rexene Products (from March 1995 to August 1997). Mr. Knott was Executive Vice President-Sales and Market Development of Rexene Corporation (from March 1992 to March 1995), Executive Vice President of Rexene Corporation (from January 1991 to March 1992) and President of CT Film, a division of Rexene Corporation (from February 1989 to January 1991). Prior to joining Rexene Corporation, Mr. Knott worked for American National Can. Mr. Knott received a B.S. degree in Chemical Engineering and an M.B.A. degree from the University of Wisconsin and holds nine patents.

        SCOTT K. SORENSEN joined Huntsman Packaging as Executive Vice President and Chief Financial Officer on February 1, 1998. Prior to joining the Company, Mr. Sorensen was an executive with Westinghouse Electric Corporation, serving as Chief Financial Officer for both the Communication and Information Systems Division and the Power Generation Division. Prior to joining Westinghouse in 1996, Mr. Sorensen spent two years as Director of Business Development and Planning at Phelps Dodge Industries, a subsidiary of Phelps Dodge Corporation, and over four years as a management consultant with McKinsey & Company. Mr. Sorensen received a B.S. degree in Accounting from the University of Utah and an M.B.A. degree from Harvard Business School.

        RONALD G. MOFFITT joined Huntsman Packaging in 1997, after serving as Vice President and General Counsel of Huntsman Chemical Corporation. Prior to joining Huntsman in 1994, Mr. Moffitt was a partner and a member of the board of directors of the Salt Lake City law firm of Van Cott, Bagley, Cornwall & McCarthy, with which he had been associated since 1981. Mr. Moffitt holds a B.A. degree in Accounting, a Master of Professional Accountancy degree, and a J.D. degree from the University of Utah.

ITEM 11. EXECUTIVE COMPENSATION

        The following Summary Compensation Table sets forth information about compensation earned in the fiscal years ended December 31, 1998 and 1997 by the Chief Executive Officer and the three other executive officers (as of the end of the last fiscal year) (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                     ANNUAL COMPENSATION               LONG TERM COMPENSATION
                                             ----------------------------------  ---------------------------------
                                                                                         AWARDS            PAYOUTS
                                                                                 -----------------------   -------
                                                                                               NUMBER OF
                                                                                              SECURITIES
                                                                     OTHER       RESTRICTED   UNDERLYING
                                                                     ANNUAL        STOCK        OPTION/     LTIP      ALL OTHER
                                             SALARY       BONUS    COMPENSATION   AWARD(S)        SARS     PAYOUTS   COMPENSATION
NAME AND PRINCIPAL POSITION           YEAR     ($)         ($)        ($)(1)        ($)           (#)        ($)          ($)
---------------------------           ----   --------    --------  ------------  ----------   ----------   -------   ------------
Richard P. Durham                     1998   $400,000    $ 73,721       --           --          15,734       --      $ 34,101(3)
  Chief Executive Officer(2)          1997   $415,618    $420,000       --           --              --       --      $117,033
Jack E. Knott                         1998   $263,333    $ 31,331       --           --          10,489       --      $  8,840(5)
  Executive Vice President            1997   $ 85,000    $ 70,000       --           --              --       --      $  2,400
  and Chief Operating Officer(4)
Scott K. Sorensen                     1998   $206,068    $ 28,574       --           --           7,867       --      $ 84,067(7)
  Executive Vice President and        1997         --          --       --           --              --       --            --
  Chief Financial Officer,
  Treasurer(6)
Ronald G. Moffitt                     1998   $170,527    $ 18,761       --           --           2,622       --      $  5,745(8)
  Senior Vice President               1997   $116,939    $ 50,000       --           --              --       --      $ 17,973
  and General Counsel,
  Secretary(2)

--------------
(1) Perquisites and other personnel benefits, securities or property, in the aggregate, are less than either $50,000 or 10% of the total annual salary and bonus reported for the named executive officer.

(2) Prior to September 30, 1997, the compensation of Richard P. Durham and Ronald G. Moffitt, other than Mr. Durham's directors fees for 1997 (which are described in "Compensation of Directors," and listed in the "All Other Compensation" column), was paid entirely by Huntsman Corporation. Huntsman Packaging reimbursed Huntsman Corporation for such compensation for the period beginning October 1, 1997 and ending December 31, 1997. Salary figures for Mr. Durham and Mr. Moffitt represent a prorated portion of Huntsman Corporation compensation attributable to the percentage of executive services that were dedicated to Huntsman Packaging.

(3) Consists of a $25,000 director's fee from Huntsman Packaging, which is also described in "Compensation of Directors" and employer's 401(k) contributions of $9,101.

(4) Mr. Knott joined the Company on September 1, 1997. His 1997 compensation is reported only for the period he was employed by Huntsman Packaging.

(5)  Consists of employer's 401(k) contributions of $8,840.

(6) Mr. Sorensen joined the Company on February 1, 1998. His 1998 compensation is reported only for the period he was employed by Huntsman Packaging.

(7) Consists of employer's 401(k) contributions of $6,832 and moving expenses of $77,235.

(8)  Consists of employer's 401(k) contributions of $5,745.

STOCK OPTIONS AND RESTRICTED STOCK

        During 1998, the Board of Directors of the Company adopted the 1998 Huntsman Packaging Corporation Stock Option Plan (the "1998 Plan"). The 1998 Plan authorizes grants of nonqualified stock options covering up to 41,956 shares of the Company's nonvoting Class C Common Stock. During 1998, options covering a total of 41,956 shares were granted under the 1998 Plan. Options covering 5,244 shares were subsequently canceled. In addition, as described below, outstanding options covering 26,223 shares under the 1998 Plan were canceled on February 22, 1999 in connection with the sale of 26,223 shares to certain members of senior management. Options covering a total of 10,489 shares remain outstanding under the 1998 Plan.

        The following table provides information related to options to purchase shares of the Company's nonvoting Class C Common Stock granted to the Named Executive Officers during the last fiscal year pursuant to the 1998 Plan. The Company has never granted any freestanding stock appreciation rights.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                             Potential Realizable Value
                                                                                             at Assumed Annual Rates of
                                       Individual Grants                                      Stock Price Appreciation
                                                                                              for Option Terms(3)(4)
---------------------------------------------------------------------------------------      ---------------------------
                          Number of       % of Total
                          Securities     Options/SARs
                          Underlying      Granted to        Exercise or
                         Options/SARs    Employees in      Base Price(1)     Expiration
Name                     Granted (#)     Fiscal Year          ($/Sh)           Date(2)          5%($)          10%($)
----                     ------------    ------------      -------------     ----------      ----------       ----------
Richard P. Durham            15,734         37.50%            $100.00         12/31/07        $989,503        $2,507,594

Jack E. Knott                10,489         25.00%            $100.00         12/31/07        $659,648        $1,671,676

Scott K. Sorensen             7,867         18.75%            $100.00         12/31/07        $494,751        $1,253,797

Ronald G. Moffitt             2,622          6.25%            $100.00         12/31/07        $164,896        $  417,879

----------

(1)  Fair market value on date of grant.

(2)  Subject to earlier termination under certain circumstances.

(3) Potential realizable value is calculated based on an assumption that the price of the Company's Common Stock appreciates at the annual rates shown (5% and 10%), compounded annually, from the date of grant of the option until the end of the option term. The value is net of the exercise price but is not adjusted for the taxes that would be due upon exercise. The 5% and 10% assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of future stock values. Actual gains, if any, upon future exercise of any of these options will depend upon the actual value of the Company's Common Stock.

(4) All of the options granted to the Named Executive Officers during 1998 are subject to vesting requirements. One-half of the options granted to each Named Executive Officer are time vested options, which vest in equal increments over a five-year period beginning December 31, 1998. The remaining one-half of the options granted to each named Executive Officer are performance vested options, which vest in equal increments over a five-year period beginning December 31, 1998, provided that the Company has achieved a specified market value of equity applicable to such increment. For purposes of the performance vested options, the Company's market value of equity is determined pursuant to a formula based upon the Company's adjusted earnings. The terms of the options provide for partial vesting of the performance vested options if at least 80% of the applicable market value of equity is achieved. The terms of the options also provide for accelerated vesting in the event of a change of control.


        In addition to the options described above, the Company granted short-term options to facilitate the purchase of nonvoting Class C Common Stock by certain Named Executive Officers during 1998. All of these options expired during 1998. The sale of Class C Common Stock pursuant to these options is further described in Item 5. "Market for the Registrant's Common Stock and Related Stockholder Matters."

        The following table provides information as to the value of options held by each of the Named Executive Officers at the end of 1998 measured in terms of the fair market value of the Company's nonvoting Class C Common Stock on December 31, 1998 ($100 per share, as determined by the Company). None of the named Executive Officers exercised any options under the 1998 Plan during the last fiscal year.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                             SHARES                        NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                            ACQUIRED                      UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS/SARS AT
                               ON             VALUE      OPTIONS/SARS AT FY-END (#)             FY-END ($)
NAME                       EXERCISE (#)      REALIZED    EXERCISABLE/UNEXERCISABLE       EXERCISABLE/UNEXERCISABLE
----                       ------------      --------    -------------------------      ----------------------------
Richard P. Durham               -               -             1,573/14,161                         0/0
Jack E. Knott                   -               -              1,049/9,440                         0/0
Scott K. Sorensen               -               -                787/7,080                         0/0
Ronald G. Moffitt               -               -                262/2,360                         0/0

        On February 22, 1999, 26,223 outstanding options under the 1998 Plan were canceled in connection with the sale of 26,223 shares of Class C Common Stock to certain members of senior management. See Item 5. "Market For the Registrant's Common Stock and Related Stockholder Matters." The 26,223 shares were purchased by certain Named Executive Officers for $100 per share, the estimated fair market value of the shares on the date of purchase, pursuant to the terms of an Option Cancellation and Restricted Stock Purchase Agreement between the Company and certain Named Executive Officers. Mr. Durham purchased 15,734 shares, Mr. Sorensen purchased 7,867 shares and Mr. Moffitt purchased 2,622 shares. All of such shares are subject to vesting requirements similar to the canceled options. Accordingly, one-half of the shares purchased by each Named Executive Officer are time vested shares, which vest in equal increments over a five-year period commencing January 1, 1998, and the remaining one-half of the shares purchased by each Named Executive Officer are performance vested options, which vest in equal increments over a five-year period commencing January 1, 1998, provided that the Company has achieved a specified market value of equity applicable to such increment. For purposes of the performance vested shares, the Company's market value of equity is determined pursuant to a formula based upon the Company's adjusted earnings. The terms of the restricted stock purchase agreements provide for partial vesting of the performance vested shares if more than 80% of the applicable market value of equity is achieved. The restricted stock purchase agreements also provide for accelerated vesting in the event of a change of control.

PENSION PLANS

        The following table shows the estimated annual benefits payable under Huntsman Packaging's tax-qualified defined benefit pension plan (the "Pension Plan") in specified final average earnings and years of service classifications.

                      HUNTSMAN PACKAGING PENSION PLAN TABLE


                                                         YEARS OF BENEFIT SERVICE AT RETIREMENT
                                   --------------------------------------------------------------------------------
FINAL AVERAGE COMPENSATION            10          15         20          25          30           35           40
--------------------------         -------      -------    -------    -------     -------      -------     --------
$100,000                           $16,000      $24,000    $32,000    $40,000     $48,000      $56,000     $ 64,000
 125,000                            20,000       30,000     40,000     50,000      60,000       70,000       80,000
 150,000                            24,000       36,000     48,000     60,000      72,000       84,000       96,000
 175,000                            25,067       37,600     50,133     62,667      75,200       87,733      100,267
 200,000                            25,067       37,600     50,133     62,667      75,200       87,733      100,267

        The current Pension Plan benefit is based on the following formula: 1.6% of final average compensation multiplied by years of credited service, minus 1.5% of estimated Social Security benefits multiplied by years of credited service (with a maximum of 50% of Social Security benefits). Final Average Compensation is based on the highest average of three consecutive years of compensation. Covered compensation for purposes of the Pension Plan includes compensation earned with affiliates of the Company. The named executive officers were participants in the Pension Plan in 1998. The Final Average Compensation for purposes of the Pension Plan in 1998 for each of the named executive officers is $160,000, which is the maximum that can be considered for the 1998 plan year under federal regulations. Federal regulations also provide that the maximum annual benefit paid from a qualified defined benefit plan cannot exceed $130,000 as of January 1, 1998. Benefits are calculated on a straight life annuity basis. The benefit amounts under the Pension Plan are offset for Social Security as described above.

        The number of completed years of credit service as of December 31, 1998 under the Pension Plan for the named executive officers participating in the plan were as follows:

                                                           YEARS OF
                     NAME                              CREDITED SERVICE
                     ----                              ----------------
           Richard P. Durham (1)                              13
           Jack E. Knott (1)                                  13
           Scott K. Sorensen                                   1
           Ronald G. Moffitt (1)                               4

--------------
(1) The years of credited service under the Pension Plan includes 12 years of service credited with affiliates of the Company for Mr. Durham, 12 years of service credited with affiliates of the Company for Mr. Knott, and 3 years of service credited with affiliates of the Company for Mr. Moffitt. The benefit calculation upon retirement under the Pension Plan is made using all credited service but the benefit is then multiplied by a fraction representing that part of total credited service represented by service for the Company.

EMPLOYMENT AGREEMENTS

        The Company has entered into an employment agreement with Jack E. Knott, effective September 1, 1997. The employment agreement provides that Mr. Knott shall be employed as the Executive Vice President and Chief Operating Officer of the Company for an initial term of two years. Thereafter, Mr. Knott will be employed under the employment agreement for 12-month renewal terms unless either party provides notice of non-renewal. The employment agreement establishes Mr. Knott's base salary and sets forth his right to receive a performance bonus and certain other benefits. The employment agreement also contains certain restrictions on Mr. Knott, including restrictions with respect to confidential information, non-competition and non-solicitation of employees.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        The Board of Directors of the Company has designated the Executive Committee, which is comprised of Jon M. Huntsman and Richard P. Durham, to perform the duties of a compensation committee for the Company. Richard P. Durham is the President and Chief Executive Officer of the Company and Jon M. Huntsman is the Chairman of the Board of Directors of the Company.

        Richard P. Durham serves as a director of Huntsman Corporation, but is not one of the people who performs the duties of a compensation committee of the Board of Directors of Huntsman Corporation.

        On August 7, 1998, Huntsman Packaging made an offer to the Board of Directors of Applied Extrusion Technologies, Inc. ("AET"), a publicly traded company, to purchase all of the outstanding shares of common stock of AET at $10.50 per share in a merger transaction. AET's Board rejected the offer. On September 10, 1998, the Company made another offer to the Board of Directors of AET to purchase all of the outstanding shares of common stock of AET at $12.50 per share in a merger transaction. On September 14, 1998, HPC Investment, Inc., a wholly-owned subsidiary of Huntsman Packaging, purchased shares of the common stock of AET from Richard P. Durham, President and Chief Executive Officer of Huntsman Packaging, for an aggregate purchase price of $3.3 million, in an arms-length transaction approved by the Board of Directors of HPC Investment, Inc. AET's Board of Directors subsequently rejected Huntsman Packaging's second offer.

COMPENSATION OF DIRECTORS

        Each director receives an annual fee of $25,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Set forth below is certain information as of March 26, 1999 with respect to the beneficial ownership of shares of Common Stock by (i) each director of the Company, (ii) each of the Named Executive Officers and (iii) all directors and executive officers as a group.

                           NAME AND ADDRESS                           NUMBER OF SHARES             PERCENT OF
TITLE OF CLASS             OF BENEFICIAL OWNER(1)                   BENEFICIALLY OWNED(2)           CLASS(3)
--------------             ----------------------                   ---------------------          ----------
Class A Common            Jon M. Huntsman                                650,000               Class A     65.0%
                                                                                               Total       61.5%
Class A Common            Richard P. Durham                                5,000               Class A      *
Class B Common            Richard P. Durham                                2,000               Class B     28.6%
Class C Common            Richard P. Durham                               21,289(4)            Class C     42.1%
                                                                                               Total        2.7%
Class A Common            Christena H. Durham                            345,001(5)            Class A     34.5%
Class B Common            Christena H. Durham                              4,999(5)            Class B     71.4%
                                                                                               Total       33.1%
Class C Common            Jack E. Knott                                    8,549(6)            Class C     16.9%
                                                                                               Total         *
Class C Common            Scott K. Sorensen                               15,000(7)            Class C     29.7%
                                                                                               Total        1.4%
Class C Common            Ronald G. Moffitt                                5,722(8)            Class C     11.3%
                                                                                               Total        *
Class A, Class B &        All directors and executive officers
Class C Common            As a group (six persons)                     1,057,560                            100%

--------

* Less than 1%.

(1) Unless otherwise indicated in these footnotes, the mailing address of each beneficial owner listed is 500 Huntsman Way, Salt Lake City, Utah 84108.

(2) Except as otherwise indicated in these footnotes, each of the beneficial owners listed has, to the knowledge of the Company, sole voting and investment power with respect to the indicated shares of Common Stock.

(3) The Company has three classes of Common Stock outstanding: Class A, Class B and Class C. The percentages in the table marked "total" have been calculated based upon the total outstanding shares of Common Stock as if all of the outstanding shares were part of a single class. The Class A Common Stock, the Class B Common Stock and the Class C Common Stock have identical rights, except with respect to voting. The Class A shareholders are entitled to elect one of the Company's three directors and the Class B shareholders are entitled to elect the remaining two of the Company's three directors. The Class C shareholders do not have voting rights, except as required by the Utah Revised Business Corporation Act.

(4) Includes 15,734 shares of Class C Common Stock subject to time and performance vesting requirements.

(5) 345,001 shares of Class A Common Stock and 4,999 shares of Class B Common Stock are held by The Christena Karen H. Durham Trust for the benefit of Christena H. Durham. Richard P. Durham and Ronald G. Moffitt, as trustees of The Christena Karen H. Durham Trust, share voting power with respect to such shares.

(6) Includes 1,049 shares of Class C Common Stock subject to options that are exercisable or become exercisable within 60 days of March 26, 1999.

(7) Includes 7,867 shares of Class C Common Stock subject to time and performance vesting requirements.

(8) Includes 2,622 shares of Class C Common Stock subject to time and performance vesting requirements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The principal executive offices of Huntsman Packaging are leased from Huntsman Headquarters Corporation, an indirect wholly-owned subsidiary of Huntsman Corporation. Huntsman Packaging is obligated to pay rent calculated as a pro-rata portion (based on its percentage occupancy) of the mortgage principal and interest payments on the headquarters facility.

        Huntsman Packaging is a party to agreements with certain affiliates of Huntsman Corporation, including but not limited to, Huntsman Polymers Corporation, for the purchase of various resins. All such agreements provide for the purchase of materials or services at prevailing market prices.

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

        Huntsman Packaging is a party to a services agreement dated as of January 1, 1999 with Huntsman Corporation covering the provision of certain administrative services. These services are provided to Huntsman Packaging at prices that would be payable to an unaffiliated third party.

        During 1998, the Company paid a management fee in the amount of $133,333 to Huntsman Financial Corporation, a subsidiary of Huntsman Corporation, for consulting services provided to the Company by Jon M. Huntsman.

        In connection with the Split-Off, Huntsman Packaging issued 7,000 shares of its common stock to Richard P. Durham, President and Chief Executive Officer and a director of Huntsman Packaging, in exchange for a $700,000 note receivable. Such note bears interest at 7% per annum and is payable over approximately 51 months. As of December 31, 1998, the outstanding balance on this note receivable was $434,000.

        On August 7, 1998, Huntsman Packaging made an offer to the Board of Directors of Applied Extrusion Technologies, Inc. ("AET"), a publicly traded company, to purchase all of the outstanding shares of common stock of AET at $10.50 per share in a merger transaction. AET's Board rejected the offer. On September 10, 1998, the Company made another offer to the Board of Directors of AET to purchase all of the outstanding shares of common stock of AET at $12.50 per share in a merger transaction. On September 14, 1998, HPC Investment, Inc., a wholly-owned subsidiary of Huntsman Packaging, purchased shares of the common stock of AET from Richard P. Durham, President and Chief Executive Officer of Huntsman Packaging, for an aggregate purchase price of $3.3 million, in an arms-length transaction approved by the Board of Directors of HPC Investment, Inc. AET's Board of Directors subsequently rejected Huntsman Packaging's second offer.

        On February 22, 1999, the Company sold 26,223 shares of Class C Common Stock to certain members of senior management. 15,734 shares were issued to Richard P. Durham, President and Chief Executive Officer and a director of Huntsman Packaging, in exchange for a $1,573,400 note receivable; 7,867 shares were issued to Scott K. Sorensen, Executive Vice President, Chief Financial Officer and Treasurer of Huntsman Packaging, in exchange for a $786,700 note receivable; and 2,622 shares were issued to Ronald G. Moffitt, Senior Vice President, General Counsel and Secretary of Huntsman Packaging, in exchange for a $262,200 note receivable. All of such notes bear interest at 7% per annum and are payable in three annual installments beginning in February 2002.

        During 1998, the Company made a $500,000 charitable contribution to the Huntsman Cancer Institute, a public charity. Jon M. Huntsman, Chairman of the Board of Directors of the Company, and Richard P. Durham, President and Chief Executive Officer of the Company, serve on the Board of Trustees of the Huntsman Cancer Institute.

        See Note 15 to the Consolidated Financial Statements included in this report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements
        HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES
        Report of Management                                                           F-2
        Report of Independent Public Accountants (Arthur Andersen LLP)                 F-3
        Independent Auditors' Report (Deloitte & Touche LLP)                           F-4
        Consolidated Balance Sheets at December 31, 1998 and 1997                      F-5
        Consolidated Statements of  Income for the years ended
           December 31, 1998, 1997 and 1996                                            F-7
        Consolidated Statements of Stockholders' Equity for the years
           ended December 31, 1998, 1997 and 1996                                      F-8
        Consolidated Statements of Cash Flows for the years ended
           December 31, 1998, 1997 and 1996                                            F-9
        Notes to Consolidated Financial Statements                                    F-12

        BLESSINGS CORPORATION
        Independent Auditors' Report (Deloitte & Touche LLP)                          F-43
        Consolidated Balance Sheets as of December 31, 1997 and 1996                  F-44
        Consolidated Statements of Earnings for the years ended
           December 31, 1997 and 1996 and the 52 weeks ended December 30, 1995        F-45
        Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997 and 1996 and the 52 weeks ended
           December 30, 1995                                                          F-46
        Consolidated Statements of Cash Flows for the years ended
           December 31, 1997 and 1996 and the 52 weeks ended
           December 30, 1995                                                          F-47
        Notes to Consolidated Financial Statements                                    F-48

(a)(2)  Financial Statement Schedule
        Schedule II - Valuation and Qualifying Accounts                               F-42

(a)(3)  The following exhibits are filed herewith or incorporated by reference:

Exhibit
Number      Exhibit

3.1 Second Amended and Restated Articles of Incorporation of Huntsman Packaging (incorporated by reference to Exhibit 3.1 to Huntsman Packaging's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

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

4.2 Supplemental Indenture No. 1 to Indenture dated as of September 30, 1997, between Huntsman Packaging, the Guarantors and the Bank of New York (incorporated by reference to Exhibit 4.1 to Huntsman Packaging's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

4.3 Supplemental Indenture No. 2 to Indenture dated as of September 30, 1997, between Huntsman Packaging, the Guarantors and the Bank of New York (incorporated by reference to Exhibit 4.2 to Huntsman Packaging's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

4.4         Form of Exchange Notes (incorporated by reference to Exhibit A-2 to
            Exhibit 4.1)).

4.5 Registration Rights Agreement, dated as of September 19, 1997, by and among Huntsman Packaging, BT Alex. Brown Incorporated and Chase Securities Inc. (incorporated by reference to Exhibit 4.3 to Huntsman Packaging's registration statement on Form S-4 (File No. 333-40067)).

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

10.3 Amended and Restated Credit Agreement, dated as of May 14, 1998, among Huntsman Packaging, the various lenders party thereto (the "Lenders") and The Chase Manhattan Bank, as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.1 to Huntsman Packaging's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

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

10.7 Indemnity, Subrogation and Contribution Agreement, dated September 30, 1997, among Huntsman Packaging, each subsidiary of Huntsman Packaging party thereto and The Chase Manhattan Bank, as Collateral Agent for the Secured Parties (incorporated by reference to Exhibit
            10.7 to Huntsman Packaging's registration statement on Form S-4 (File No. 333-40067)).

10.8        Form of Option Cancellation and Restricted Stock Purchase Agreement
            *(1)

10.9        Employment Agreement between Huntsman Packaging and Jack E. Knott
            *(1)

10.10       1998 Huntsman Packaging Corporation Stock Option Plan.*(1)

21          Subsidiaries of Huntsman Packaging.*

27          Financial Data Schedule.*

*       Filed with this report.

(1) Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

(b)     Reports on Form 8-K

        Not Applicable.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 1999.

                         HUNTSMAN PACKAGING CORPORATION


                         By        /s/ Richard P. Durham
                            ----------------------------------------------------
                            Richard P. Durham, President
                            and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 26, 1999 by the following persons on behalf of the Registrant and in the capacities indicated.


                         By        /s/ Jon M. Huntsman
                            ----------------------------------------------------
                            Jon M. Huntsman, Director and
                            Chairman of the Board of Directors


                         By        /s/ Richard P. Durham
                            ----------------------------------------------------
                            Richard P. Durham, Director, President
                            and Chief Executive Officer
                            (Principal Executive Officer)


                         By        /s/ Christena H. Durham
                            ----------------------------------------------------
                            Christena H. Durham, Director


                         By        /s/ Scott K. Sorensen
                            ----------------------------------------------------
                            Scott K. Sorensen, Executive Vice President,
                            Chief Financial Officer and Treasurer
                            (Principal Financial and Accounting Officer)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                          AND SUPPLEMENTAL SCHEDULE II


                                                                                           PAGE
                                                                                           ----
HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES:
As of December 31, 1998 and 1997 and for the years ended December 31, 1998, 1997 and 1996:
    Report of Management................................................................    F-2
    Report of Independent Public Accountants (Arthur Andersen LLP)......................    F-3
    Independent Auditors' Report (Deloitte & Touche LLP)................................    F-4
    Consolidated Balance Sheets.........................................................    F-5
    Consolidated Statements of Income...................................................    F-7
    Consolidated Statements of Stockholders' Equity.....................................    F-8
    Consolidated Statements of Cash Flows...............................................    F-9
    Notes to Consolidated Financial Statements..........................................   F-12
    Schedule II - Valuation and Qualifying Accounts.....................................   F-42

BLESSINGS CORPORATION AND SUBSIDIARIES:
As of December 31, 1997 and 1996 and for the years ended December 31, 1997 and 1996 and the 52 weeks ended December 30, 1995:

    Independent Auditors' Report (Deloitte & Touche LLP)................................   F-43
    Consolidated Balance Sheets.........................................................   F-44
    Consolidated Statements of Operations...............................................   F-45
    Consolidated Statements of Stockholders' Equity.....................................   F-46
    Consolidated Statements of Cash Flows...............................................   F-47
    Notes to Consolidated Financial Statements..........................................   F-48

                              REPORT OF MANAGEMENT

Huntsman Packaging's management has prepared the accompanying financial statements and related notes in conformity with generally accepted accounting principles. In so doing, management makes informed judgments and estimates of the expected effects of events and transactions. Financial data appearing elsewhere in this report are consistent with these financial statements.

Huntsman Packaging maintains a system of internal controls to provide reasonable, but not absolute, assurance of the reliability of the financial records and the protection of assets. The internal control system is supported by policies and procedures, careful selection and training of qualified personnel, and, beginning in 1999, a formal internal audit program.

The accompanying financial statements have been audited by Arthur Andersen LLP and Deloitte & Touche LLP, independent public accountants, for the specified periods as indicated in their reports. Their audits were made in accordance with generally accepted auditing standards. They considered Huntsman Packaging's internal control structure only to the extent necessary to determine the scope of their audit procedures for the purpose of rendering an opinion on the financial statements.

Members of the Board of Directors meet with management, the internal auditors and the independent public accountants to review accounting, auditing and financial reporting matters. Subject to stockholder approval, the independent public accountants are appointed by the Board of Directors.

Richard P. Durham                                   Scott K. Sorensen
President and Chief Executive Officer               Executive Vice President
                                                    and Chief Financial Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Huntsman Packaging Corporation:

We have audited the accompanying consolidated balance sheet of Huntsman Packaging Corporation and subsidiaries as of December 31, 1998, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Huntsman Packaging Corporation and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. Schedule II for the year ended December 31, 1998 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP

Salt Lake City, Utah
February 12, 1999, except with respect
    to the matters discussed in the
    second and last paragraphs of Note 10
    as to which the date is March 26, 1999

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Huntsman Packaging Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Huntsman Packaging Corporation and subsidiaries as of December 31, 1997, and the consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Huntsman Packaging Corporation and subsidiaries at December 31, 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Supplemental Schedule II - Valuation and Qualifying Accounts is presented for the purpose of additional analysis and is not a required part of the basic financial statements. This supplemental schedule is the responsibility of the Company's management. Such schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects.


DELOITTE & TOUCHE LLP

Salt Lake City, Utah
February 11, 1998

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1998 AND 1997 (DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

ASSETS                                                                 1998             1997
CURRENT ASSETS:
    Cash and cash equivalents                                       $   19,217       $   12,411
    Receivables:
       Trade accounts, net of allowances of
           $2,570 and $3,257, respectively                              79,825           72,986
        Other                                                            9,556            4,845
    Inventories                                                         65,892           63,704
    Prepaid expenses and other                                           3,063            2,136
    Income taxes receivable                                              7,365
    Deferred income taxes                                                3,605            1,271
    Net current assets of discontinued operations                                         6,420
                                                                    ----------       ----------
                       Total current assets                            188,523          163,773
                                                                    ----------       ----------
PLANT AND EQUIPMENT:
    Land and improvements                                                7,442            7,068
    Buildings and improvements                                          54,933           39,650
    Machinery and equipment                                            263,737          146,197
    Furniture, fixtures and vehicles                                     4,200            1,212
    Leasehold improvements                                                 521              422
    Construction in progress                                            21,321            6,482
                                                                    ----------       ----------
                                                                       352,154          201,031
    Less accumulated depreciation and amortization                     (51,820)         (37,298)
                                                                    ----------       ----------
                        Plant and equipment - net                      300,334          163,733
                                                                    ----------       ----------
INTANGIBLE ASSETS - Net                                                221,290           50,053
                                                                    ----------       ----------
OTHER ASSETS                                                            24,125           12,573
                                                                    ----------       ----------
NET LONG-TERM ASSETS OF DISCONTINUED
    OPERATIONS                                                                           10,260
                                                                    ----------       ----------
TOTAL ASSETS                                                        $  734,272       $  400,392
                                                                    ==========       ==========

(Continued)

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1998 AND 1997 (DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                                      1998             1997
CURRENT LIABILITIES:
    Trade accounts payable                                             $   43,186       $   27,896
    Accrued liabilities:
       Customer rebates                                                     8,450            5,378
       Other                                                               25,126           18,875
    Current portion of long-term debt                                      11,406              343
    Income taxes payable                                                                     1,912
    Due to affiliates                                                       7,000           15,279
                                                                       ----------       ----------
                       Total current liabilities                           95,168           69,683

LONG-TERM DEBT - Net of current portion                                   513,530          250,171

OTHER LIABILITIES                                                          11,394            8,869

DEFERRED INCOME TAXES                                                      42,423            8,695
                                                                       ----------       ----------
                       Total liabilities                                  662,515          337,418
                                                                       ----------       ----------
COMMITMENTS AND CONTINGENCIES
    (Notes 6, 7, 9, 10 and 11)

REDEEMABLE COMMON STOCK- Class C nonvoting, no par value;
   60,000 shares authorized, 11,700 shares outstanding                      1,170
                                                                       ----------       ----------
STOCKHOLDERS' EQUITY:
    Common stock - Class A voting, no par value; 1,200,000 shares
        authorized, 1,000,001 shares outstanding                           63,161           63,161
    Common stock - Class B voting, no par value; 10,000 shares
        authorized, 6,999 shares outstanding                                  515              515
    Retained earnings                                                      13,731            5,393
    Stockholder note receivable                                              (434)            (700)
    Cumulative foreign currency translation adjustments                    (6,386)          (5,395)
                                                                       ----------       ----------
                       Total stockholders' equity                          70,587           62,974
                                                                       ----------       ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $  734,272       $  400,392
                                                                       ==========       ==========

See notes to consolidated financial statements.

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                     1998            1997            1996
SALES - Net                                                        $ 651,957       $ 447,743       $ 295,679

COST OF SALES                                                        532,410         389,628         253,506
                                                                   ---------       ---------       ---------
                        Gross profit                                 119,547          58,115          42,173
                                                                   ---------       ---------       ---------
OPERATING EXPENSES:
    Administration and other                                          37,383          15,113          10,237
    Sales and marketing                                               24,148          18,143          14,864
    Research and development                                           3,677           2,507           2,061
    Plant closing costs                                                4,875           9,276          10,873
                                                                   ---------       ---------       ---------
                       Total operating expenses                       70,083          45,039          38,035
                                                                   ---------       ---------       ---------
OPERATING INCOME                                                      49,464          13,076           4,138

INTEREST EXPENSE                                                     (37,519)        (17,000)        (11,623)

OTHER INCOME (EXPENSE) - Net                                            (879)            750          (2,700)
                                                                   ---------       ---------       ---------
INCOME (LOSS) BEFORE INCOME TAXES,
    DISCONTINUED OPERATIONS AND
    EXTRAORDINARY ITEM                                                11,066          (3,174)        (10,185)
                                                                   ---------       ---------       ---------

INCOME TAX EXPENSE (BENEFIT):
    Current                                                            1,567           3,679           1,276
    Deferred                                                           6,966          (4,188)         (6,490)
                                                                   ---------       ---------       ---------
                       Total income tax expense (benefit)              8,533            (509)         (5,214)
                                                                   ---------       ---------       ---------

INCOME (LOSS) BEFORE DISCONTINUED
    OPERATIONS AND EXTRAORDINARY ITEM                                  2,533          (2,665)         (4,971)

INCOME FROM DISCONTINUED OPERATIONS
    (net of income tax expense of $387, $1,348 and
        $1,058, respectively)                                            582           3,040           1,783

GAIN ON SALE OF DISCONTINUED OPERATIONS
    (net of income tax expense of $6,729)                              5,223

EXTRAORDINARY ITEM - Loss on early
   extinguishment of debt (net of income tax benefit of $780)                                         (1,338)

                                                                   ---------       ---------       ---------
NET INCOME (LOSS)                                                  $   8,338       $     375       $  (4,526)
                                                                   =========       =========       =========

See notes to consolidated financial statements.

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                            CLASS A                CLASS B
                                                 COMMON STOCK            COMMON STOCK            COMMON STOCK
                                               -----------------      -------------------      ------------------
                                      TOTAL    SHARES     AMOUNT      SHARES       AMOUNT      SHARES      AMOUNT
                                      -----    ------     ------      ------       ------      ------      ------
BALANCE, JANUARY 1, 1996             $ 71,053      1        $ 1
  Comprehensive loss:

     Net loss                          (4,526)
     Other comprehensive income -
       Foreign currency translation
       adjustments                        518
                                     --------
          Comprehensive loss           (4,008)
  Other                                   (33)
                                     -------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996             67,012      1           1
                                     --------
  Comprehensive loss:
    Net income                            375
     Other comprehensive loss -
       Foreign currency translation
       adjustments                     (4,378)
                                     --------
          Comprehensive loss           (4,003)

  Recapitalization (Note 1)                       (1)         (1)         995      $62,661         5       $315
  Shares issued for note receivable                                         5          500         2        200
  Other                                   (35)
                                     -------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997             62,974                           1,000       63,161         7        515
                                     --------
Comprehensive income:
    Net income                          8,338
     Other comprehensive loss -
       Foreign currency translation
       adjustments                       (991)
                                     --------
          Comprehensive income          7,347
  Payments received on shareholder
    note receivable                       266
                                     -------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998
                                     $ 70,587                           1,000      $63,161         7        $515
                                     ===============================================================================

                                                                               CUMULATIVE
                                                                                 FOREIGN
                                     ADDITIONAL                                  CURRENCY
                                     PAID-IN        RETAINED   STOCKHOLDER     TRANSLATION
                                     CAPITAL        EARNINGS   RECEIVABLE      ADJUSTMENTS
                                     -------        --------   ----------      -----------
BALANCE, JANUARY 1, 1996             $62,975         $9,612                       $(1,535)
  Comprehensive loss:

     Net loss                                        (4,526)
     Other comprehensive income -
       Foreign currency translation                                                    518
       adjustments
          Comprehensive loss
  Other                                                 (33)
                                    ----------------------------------------------------------
BALANCE, DECEMBER 31, 1996            62,975          5,053                         (1,017)
  Comprehensive loss:
    Net income                                          375
     Other comprehensive loss -
       Foreign currency translation                                                 (4,378)
       adjustments
          Comprehensive loss
  Recapitalization (Note 1)          (62,975)
  Shares issued for note receivable                                 $(700)
  Other                                                 (35)
                                    ----------------------------------------------------------
BALANCE, DECEMBER 31, 1997                            5,393          (700)          (5,395)
Comprehensive income:
    Net income                                        8,338
     Other comprehensive loss -
       Foreign currency translation                                                   (991)
       adjustments
          Comprehensive income
  Payments received on shareholder
    note receivable                                                   266
                                    ----------------------------------------------------------
BALANCE, DECEMBER 31, 1998
                                                    $13,731         $(434)          $(6,386)
                                    ==========================================================

See notes to consolidated financial statements.

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                              1998           1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                        $   8,338       $    375       $ (4,526)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Extraordinary item - loss on early extinguishment of debt                                              1,338
      Depreciation and amortization                                           27,088         16,442         14,000
      Deferred income taxes                                                    6,966         (4,188)        (6,490)
      Provision for losses on accounts receivable                             (1,714)           241            264
      Gain on sale of discontinued operations                                 (5,223)
      Provision for write-down of goodwill                                       411          3,286          3,283
      Provision for write-down of plant and equipment                            629          4,262          5,300
      Loss on disposal of assets                                                 305
      Changes in operating assets and liabilities - net of effects of acquisitions:
          Trade accounts receivable                                           15,041         (6,431)        (7,484)
          Other receivables                                                   (7,526)        (1,666)         4,957
          Inventories                                                         14,298          7,961        (12,833)
          Prepaid expenses and other                                              46          1,758         (2,665)
          Other assets                                                         1,685         (7,621)         3,174
          Trade accounts payable                                               1,528            340          3,825
          Accrued liabilities                                                  1,998            (96)         9,722
          Due to affiliates                                                   (8,279)         8,839          5,153
          Income taxes payable/receivable                                     (9,004)         3,427            200
          Other liabilities                                                   (1,097)         1,719          2,901
                                                                           ---------       --------       --------
                       Net cash provided by operating activities              45,490         28,648         20,119
                                                                           ---------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of assets                                              33,850
    Payment for purchase of Blessings Corporation,
        net of cash acquired                                                (285,712)
    Capital expenditures for plant and equipment                             (52,101)       (17,861)       (12,774)
    Payments for certain net assets of Ellehammer Industries                  (7,877)
    Payments for certain assets of AlliedSignal                               (3,000)
    Payment for purchase of CT Film, net of cash acquired                                   (69,366)
    Payment for purchase of United Films Corporation                                                       (12,276)
    Payment for purchase of Deerfield Plastics, net of
       cash acquired                                                                                       (63,889)
                                                                           ---------       --------       --------
                       Net cash used in investing activities                (314,840)       (87,227)       (88,939)
                                                                           =========       ========       ========


(Continued)

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                        1998            1997            1996
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of Class C nonvoting common stock          $   1,170
    Principal payments on borrowings                                    (10,544)      $(249,509)      $(131,731)
    Proceeds from issuance of long-term debt                            285,000         312,700         200,348
                                                                      ---------       ---------       ---------
               Net cash provided by financing activities                275,626          63,191          68,617
                                                                      ---------       ---------       ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS                                                          530          (2,848)          3,660
                                                                      ---------       ---------       ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                 6,806           1,764           3,457

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                             12,411          10,647           7,190
                                                                      ---------       ---------       ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                                $  19,217       $  12,411       $  10,647
                                                                      =========       =========       =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Cash paid during the year for:
        Interest                                                      $  33,253       $  27,596       $     501
                                                                      =========       =========       =========
        Income taxes                                                  $   5,647       $   1,614       $     800
                                                                      =========       =========       =========


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

On August 1, 1996, we purchased all of the outstanding capital stock of United Films Corporation for approximately $12,276. As part of the acquisition, liabilities assumed were as follows:

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
                                                                       ========


(Continued)

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (IN THOUSANDS)
--------------------------------------------------------------------------------

On October 21, 1996, we purchased all of the outstanding capital stock of Deerfield Plastics, Inc. for approximately $68,207. As part of the acquisition, liabilities assumed were as follows:

Fair value of assets acquired (including goodwill of $18,400)          $ 90,265
Cash paid                                                               (68,207)
                                                                       --------
Liabilities assumed (including deferred acquisition payments)          $ 22,058
                                                                       ========

On September 30, 1997, we purchased all of the assets of CT Film (a division of Huntsman Polymers Corporation, formerly Rexene Corporation) and Rexene Corporation Limited (a wholly-owned subsidiary of Huntsman Polymers Corporation) for cash of approximately $70,000. As part of the acquisition, liabilities assumed were as follows:

Fair value of assets acquired (including goodwill of $7,763)           $ 87,923
Cash paid                                                               (70,000)
                                                                       --------

Liabilities assumed                                                    $ 17,923
                                                                       ========

On March 12, 1998, we acquired certain assets and assumed certain liabilities of Ellehammer Industries, Ltd. and Ellehammer Packaging, Inc. for cash of approximately $7,900. As part of the acquisition, liabilities assumed were as follows:

Fair value of assets acquired                                           $ 8,604
Cash paid                                                                (7,877)
                                                                        -------
Liabilities assumed                                                     $   727
                                                                        =======

On May 19, 1998, we purchased all of the outstanding capital stock of Blessings Corporation for cash of approximately $213,000. As part of the acquisition, liabilities assumed were as follows:

Fair value of assets acquired (including goodwill of $168,704)           $ 328,403
Cash paid (including the repayment of Blessings Corporation's debt)       (287,499)
                                                                         ---------
Liabilities assumed                                                      $  40,904
                                                                         =========

See notes to consolidated financial statements.

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Huntsman Packaging Corporation and its subsidiaries (collectively "Huntsman Packaging") produce plastic films and printed plastic films and bags. Our manufacturing facilities are located in North America, Germany and Australia.

       RECAPITALIZATION - Prior to September 30, 1997, Huntsman Packaging was a wholly-owned subsidiary of Huntsman Corporation ("HC"). On September 30, 1997, Huntsman Packaging was recapitalized by authorizing two new classes of common stock, Class A Common and Class B Common. The 1,000 shares of previously issued and outstanding common stock were canceled.

       On September 30, 1997, Huntsman Packaging was separated from HC in a tax free transaction under Section 355 of the Internal Revenue Code (the "Split-Off") when Jon M. Huntsman and The Christena Karen H. Durham Trust exchanged shares of HC common stock for shares of Huntsman Packaging's newly authorized common stock. Additionally, Richard P. Durham purchased shares of Huntsman Packaging's newly authorized common stock in exchange for a note receivable.

       PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Huntsman Packaging and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

       USE OF ESTIMATES IN PREPARING FINANCIAL STATEMENTS - The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       REVENUE RECOGNITION - Sales revenue is recognized upon shipment of product in fulfillment of a customer order.

       CARRYING VALUE OF LONG-LIVED ASSETS - We evaluate the carrying value of long-lived assets, including intangible assets, based upon current and expected undiscounted cash flows, and recognize an impairment when the estimated cash flows are less than the carrying value of the asset. Measurement of the amount of impairment, if any, is based upon the difference between the asset's carrying value and fair value.

       INVENTORIES - Inventories consist principally of finished film products and the raw materials necessary to produce them. Inventories are carried at the lower of cost (on a first-in, first-out basis) or market value.

       PLANT AND EQUIPMENT - Plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated economic useful lives of the assets as follows:

                  Land improvements                                    20 years
                  Buildings and improvements                           20 years
                  Machinery and equipment                              7-15 years
                  Furniture, fixtures and vehicles                     3-7 years
                  Leasehold improvements                               10-20 years

       INTANGIBLE ASSETS - Intangible assets are stated at cost. Amortization is computed using the straight-line method over the estimated economic useful lives of the assets as follows:

                  Cost in excess of fair value of net assets acquired         30-40 years
                  Other intangible assets                                     2-15 years

       OTHER ASSETS - Other assets consist primarily of deferred debt issuance costs, deposits, spare parts, and the cash surrender values of life insurance policies.

       CASH AND CASH EQUIVALENTS - For the purpose of the consolidated statements of cash flows, we consider cash in checking accounts and in short-term highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. Cash and cash equivalents generated outside of the United States are generally subject to taxation if repatriated.

       INCOME TAXES - We use the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. Subsequent to the Split-Off, we file our own consolidated income tax returns. Prior to the Split-Off, our operations were included in the consolidated U.S. income tax returns of HC. The intercompany tax allocation policy provided for each subsidiary to calculate its own provision on a "separate return basis."

       DERIVATIVE FINANCIAL INSTRUMENTS - We enter into interest rate collar and swap agreements to manage interest rate risk on long-term debt. These agreements are classified as hedges for matched transactions. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment to interest expense. The related amount payable to or receivable from the counterparties is included in other liabilities or assets. Gains and losses on terminations of interest-rate swap agreements are deferred and amortized as an adjustment to interest expense over the lesser of the remaining term of the original contract or the life of the debt. We also enter into commodity collar agreements to manage the market risk of our raw material prices. These agreements are classified as hedges. The differential to be paid or received as commodity prices change is accrued and recognized as an adjustment to inventory. The related amount payable to or receivable from the counterparties is included in other liabilities or assets.

       FOREIGN CURRENCY TRANSLATION - The accounts of our foreign subsidiaries are translated into U.S. Dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses. Transactions are translated using the exchange rate at each transaction date. Where the local currency is the functional currency, translation adjustments are recorded as a separate component of stockholders' equity. Where the U.S. Dollar is the functional currency, translation adjustments are recorded in other income within current operations.

       RECENT ACCOUNTING PRONOUNCEMENT - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards that require derivative instruments to be recorded on the balance sheet as either an asset or liability, measured at fair market value, and that changes in the derivative's fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. We expect that the adoption of this statement will not have a material effect on our consolidated financial statements.

2.     INVENTORIES

       Inventory Balances - Inventories consist of the following at December 31, 1998 and 1997 (in thousands):

                                              1998            1997
            Finished goods                   $37,830         $37,254
            Raw materials                     21,318          21,675
            Work-in-process                    6,744           4,775
                                             -------         -------
            Total                            $65,892         $63,704
                                             =======         =======

       COMMODITY COLLAR TERMS - In 1998, we entered into a commodity collar agreement to manage the market risk of one of our major raw materials. The collar agreement entitles us to receive from the counterparty (a major risk management company) the amounts, if any, by which the published market price, as defined in the agreement, of low density polyethylene ("LDPE") exceeds $0.35 per pound. The collar agreement requires us to pay the counterparty the amounts, if any, by which the published market price of LDPE is below $0.295 per pound. As of December 31, 1998, the defined published market price for LDPE was $0.30 per pound.

       There was no premium paid for the collar agreement.

       We are exposed to credit losses in the event of nonperformance by the counterparty to the agreement. We anticipate, however, that the counterparty will be able to fully satisfy its obligations under the contract. Market risk arises from changes in commodity prices.

       As of December 31, 1998, the terms of the outstanding LDPE commodity collar agreement are as follows:

                        Notional amount (in pounds)     18 million
                        Maturity date                   April 30, 2000
                        Cap amount (per pound)          $0.350
                        Floor amount (per pound)        $0.295


3      SALE OF ASSETS

       On June 1, 1998, Huntsman Container Corporation International ("HCCI"), a wholly-owned subsidiary of Huntsman Packaging, sold its entire interest in the capital stock of Huntsman Container Company Limited ("HCCL") and Huntsman Container Company France SA ("HCCFSA") to Polarcup Limited and Huhtamake Holdings France Sarl, subsidiaries of Huhtamaki Oyj. Together, HCCL and HCCFSA comprised our foam products operations, which were operated exclusively in Europe. Net proceeds from the sale were approximately $28.3 million and resulted in a gain of approximately $5.2 million, net of applicable income taxes. The financial position and results of operations of this separate business segment are reflected as discontinued operations in the accompanying consolidated financial statements for all years presented. Revenues from the foam products operations for the years ended December 31, 1998, 1997 and 1996 amounted to $15.6 million, $43.4 million and $43.5 million, respectively.

       As part of our acquisition of the CT Film Division of Huntsman Polymers (see Note 12), we acquired Huntsman Packaging UK Limited ("HPUK"). HPUK owned CT Film's Scunthorpe, UK facility, which manufactured and sold polyethylene film exclusively in Europe. At the time of the CT Film acquisition, we announced our intention to close or sell the Scunthorpe, UK facility. During 1998, we adjusted our preliminary estimate of the fair value of the Scunthorpe, UK facility assets acquired, resulting in an increase of $2.9 million to the associated goodwill recorded. On August 14, 1998, we sold our interest in the capital stock of HPUK to Skymark Packaging International Limited. Net proceeds from the sale were approximately $5.6 million, including a note receivable from the buyer. The note receivable balance was approximately $1.3 million at December 31, 1998.

4.     PLANT CLOSING COSTS

       As part of our recent acquisitions (see Note 12), we developed a plan to close some of our less efficient production facilities and use available capacity at more efficient facilities. During 1998, we announced our plan to cease operations at our Clearfield, Utah facility. Included in 1998 operating expenses is a $4.9 million charge, comprised of a $0.4 million provision for the write-off of impaired goodwill, a $0.6 million provision for the write-down of impaired plant equipment associated with the facility, a $0.5 million charge for reduction of work force costs associated with the elimination of approximately 52 full-time equivalent employees, and an accrual of $3.4 million for estimated future net lease and other costs incurred to close the facility.

       During 1997, we announced the cessation of operations at our Carrollton, Ohio facility and our intention to relocate certain assets from that facility to other of our facilities. Included in 1997 operating expenses is a $9.3 million charge, comprised of a $3.3 million provision for the write-off of impaired goodwill, a $4.2 million provision for the write-down of impaired plant equipment associated with the facility, a $1.6 million charge for reduction in work force costs associated with the elimination of approximately 83 full-time equivalent employees, and an accrual of $0.2 million of other costs related to the closure of the facility.

       During 1996, we decided to cease operations at our Dallas, Texas and Bowling Green, Kentucky facilities. Included in 1996 operating expenses is a $10.9 million charge, comprised of a $3.3 million charge for the write-off of impaired goodwill, a $5.3 million provision for the write-down of impaired plant equipment associated with the two operations, a $1.1 million charge for reduction in work force costs associated with the elimination of approximately 81 full-time equivalent employees, and an accrual of $1.2 million of other costs related to the closure of the facilities.

       As of December 31, 1998, all previously announced plant closings were complete and no additional plant closing costs are anticipated for these closed facilities. As of December 31, 1998, the plant closing accrual balance included in accrued liabilities is $2.6 million and relates entirely to the Clearfield, Utah facility closure.

5.     INTANGIBLE ASSETS

       The cost of intangible assets and accumulated amortization at December 31, 1998 and 1997 is as follows (in thousands):

                                                                    1998           1997
        Cost in excess of fair value of net assets aqcuired       $213,406        $50,458
        Trademarks, patents and technology                          15,776          4,676
        Noncompete agreements                                        7,283          7,283
        Other                                                        7,455          4,445
                                                                  --------        -------
                                                                   243,920         66,872
        Less accumulated amortization                              (22,630)       (16,819)
                                                                  --------        -------
        Total                                                     $221,209        $50,053
                                                                  ========        =======

       Amortization expense for intangible assets was approximately $6.1 million, $3.1 million and $1.6 million for the years ended December 31, 1998, 1997 and 1996, respectively.

6.     LONG-TERM DEBT

       Long-term debt as of December 31, 1998 and 1997 consists of the following (in thousands):

                                                                                  1998            1997
            Credit Agreement:
              Revolver, variable interest at a weighted average rate of
                7.95% as of December 31, 1998                                   $  43,000       $  47,000
              Term loans, variable interest at a weighted average rate of
                7.38% as of December 31, 1998                                     356,687          75,000
            Senior subordinated notes, interest at 9.125%                         125,000         125,000
            Line of credit agreement, interest at 8.5%, due September 2000                          2,852
            Obligations under capital leases (see Note 7)                             249             531
            Other                                                                                     131
                                                                                ---------       ---------
            Total                                                                 524,936         250,514
            Less current portion                                                  (11,406)           (343)
                                                                                ---------       ---------
            Long-term portion                                                   $ 513,530       $ 250,171
                                                                                =========       =========

       On September 30, 1997, we entered into a $225 million credit facility (the "Credit Agreement") with various banks. On May 14, 1998, the Credit Agreement was amended and restated as a $510 million facility (the "Amended Credit Agreement"). The Amended Credit Agreement provides for the continuation of a previous term loan (the "Original Term Loan") in the principal amount of $75 million, maturing on September 30, 2005; a Tranche A Term Loan (the "Tranche A Term Loan") in the principal amount of $140 million, maturing on September 30, 2005; a Tranche B Term Loan (the "Tranche B Term Loan") in the principal amount of $100 million, maturing on June 30, 2006; and a term loan (the "Mexico

       Term Loan") to ASPEN Industrial, S.A., our wholly-owned Mexican subsidiary, in the principal amount of $45 million, maturing on September 30, 2005. The Amended Credit Agreement also provides for a $150 million revolving loan facility (the "Revolver") maturing on September 30, 2004. The Original Term Loan, the Tranche A Term Loan and the Mexico Term Loan amortize at an increasing rate on a quarterly basis. The Tranche A Term Loan and the Mexico Term Loan began amortizing on December 31, 1998 and the Original Term Loan begins amortizing December 31, 2001. The Tranche B Term Loan amortizes at the rate of $1 million per year, beginning September 30, 1998, with an aggregate of $93 million due in the last four quarterly installments. The term loans described above are required to be prepaid with the proceeds of certain asset sales, with 50% of the proceeds of the sale of certain Huntsman Packaging equity securities, and with the proceeds of certain debt offerings.

       Loans under the Amended Credit Agreement bear interest at our election, at either (1) zero to 0.75%, depending on certain of our financial ratios, plus the higher of (a) the agent bank's prime rate, (b) the federal funds rate plus 0.50% or (c) the agent bank's base CD rate plus 1%; or (2) the London Interbank Offered Rate plus 1% to 2%, also depending on certain of our financial ratios.

       We pay a quarterly commitment fee on the unused amount of the Revolver at an annual rate commencing at 0.50%. The interest rate margins and the commitment fee are subject to reduction if we achieve certain ratios. As of December 31, 1998, we had outstanding letters of credit of approximately $4.2 million.

       Obligations under the Amended Credit Agreement are guaranteed by the assets of all of our domestic subsidiaries. The Amended Credit Agreement does not permit cash dividends and contains covenants customary for transactions of this type, including restrictions on indebtedness, liens, asset sales, capital expenditures, acquisitions, investments, transactions with affiliates, and other restricted payments. The Amended Credit Agreement also contains financial covenants, including a ratio of maximum total debt to EBITDA, a minimum interest coverage ratio, and minimum net worth.

       Also on September 30, 1997, we issued $125 million of 9.125% unsecured senior subordinated notes which mature on October 1, 2007 (the "Notes"). Interest on the Notes is payable semi-annually on each April 1 and October 1, commencing April 1, 1998. The Notes are guaranteed by our domestic subsidiaries (see Note 16). The Notes are redeemable, at our option, in whole at any time or in part from time to time, on or after October 1, 2002, at redemption prices decreasing from 104.563% to 100% of the outstanding principal balance after October 2005. Additionally, up to 35% of the Notes may be redeemed prior to October 1, 2000, with the proceeds of one or more equity offerings at a price equal to 109.125% of the principal amount. The Notes are subject to certain covenants customary to this type of transaction, including restrictions on the incurrence of additional indebtedness, certain restricted payments, asset sales, dividend and other payment restrictions affecting subsidiaries, liens, mergers, and transactions with affiliates.

       As of December 31, 1998, we were in compliance with the covenants of the Amended Credit Agreement and the Notes.

       The proceeds of the Credit Agreement and the Notes were used to repay indebtedness to HC at the time of the Split-Off and to purchase CT Film. The proceeds of the Amended Credit Agreement were used to purchase the stock of Blessings Corporation (see Notes 1 and 12).

       On January 29, 1996, we wrote-off approximately $2.1 million of previously deferred loan costs, which were recorded, net of the applicable income tax benefit of approximately $0.8 million, as an extraordinary item in the accompanying 1996 consolidated income statement.

       The scheduled maturities of long-term debt by year as of December 31, 1998 are as follows (in thousands):

    Year ending December 31:
          1999                                 $ 11,406
          2000                                   16,066
          2001                                   24,865
          2002                                   50,899
          2003                                   50,901
       Thereafter                               370,799
                                               --------
   Total                                       $524,936
                                               ========

       In 1997, we purchased an interest rate collar agreement to reduce the impact of changes in interest rates on our floating-rate long-term debt. The collar agreement entitles us to receive amounts from the counterparty (a major bank) if the three-month LIBOR interest rate, as defined in the agreement, exceeds 6.25%. The collar agreement requires us to pay amounts to the counterparty if the three-month LIBOR interest rate is less than 5.25%. As of December 31, 1998, the defined three-month LIBOR interest rate was 5.06%.

       The net premium paid for the collar agreement purchased is included in other assets in the consolidated balance sheets and is amortized to interest expense over the term of the agreement. Amounts receivable or payable under the agreement are recognized as yield adjustments over the life of the related debt.

       We are exposed to credit losses in the event of nonperformance by the counterparty to the financial instrument. We anticipate, however, that the counterparty will be able to fully satisfy its obligations under the contract. Market risk arises from changes in interest rates.

       As of December 31, 1998, we had one outstanding interest rate collar agreement. The terms of the agreement are as follows:

                  Notional amount                   $20 million
                  Maturity date                     November 5, 2001
                  Cap rate                          6.25%
                  Floor rate                        5.25%

       In 1997, we also entered into a series of interest rate swap agreements to hedge the interest rate exposure in anticipation of issuing the Notes. The agreements were accounted for as hedges and were subsequently terminated. Termination costs of approximately $1.2 million are being amortized to interest expense over the life of the Notes.

7.     LEASES

       CAPITAL LEASES - We have acquired certain land, building, machinery and equipment under capital lease arrangements that expire at various dates through 2007. At December 31, 1998 and 1997, the gross amounts of plant and equipment and related accumulated amortization recorded under capital leases were as follows (in thousands):

                                                         1998             1997
Building                                                 $ 309          $   671
Machinery and equipment                                                   1,512
                                                         -----          -------

Total assets under capital leases                          309            2,183
Less accumulated amortization                              (39)          (1,652)
                                                         -----          -------
                                                         $ 270          $   531
                                                         =====          =======

       OPERATING LEASES - We also have several noncancelable operating leases, primarily for vehicles, equipment, warehouse, and office space that expire through 2006, as well as month-to-month leases. The total expense recorded under all operating lease agreements in the accompanying consolidated income statements is approximately $5.8 million, $2.9 million and $2.3 million for the years ended December 31, 1998, 1997 and 1996, respectively.

       Future minimum lease payments under operating leases and the present value of future minimum capital lease payments as of December 31, 1998 are as follows (in thousands):

                                                                    CAPITAL     OPERATING
                                                                    LEASES        LEASES
    Years ending December 31:
                1999                                                 $ 45        $ 5,269
                2000                                                   45          3,295
                2001                                                   45          2,775
                2002                                                   45          2,415
                2003                                                   45          2,223
            Thereafter                                                174         12,388
                                                                     ----        -------
Total minimum lease payments                                          399        $28,365
                                                                                 =======
Amounts representing interest at a rate of 11.75%                    (150)
                                                                     -----
Present value of net minimum capital lease payments (see Note 6)     $249
                                                                     ====

8.     INCOME TAXES

       The following is a summary of domestic and foreign provisions for current and deferred income taxes and a reconciliation of the U.S. statutory income tax rate to the effective income tax rate.

       The provision (benefit) for income taxes for the years ended December 31, 1998, 1997 and 1996 is as follows (in thousands):

                                                   1998        1997        1996
Current:
    Federal                                      $(1,877)
    State                                            128     $ 1,156
    Foreign                                        3,316       2,523     $ 1,276
                                                 -------     -------     -------
         Total current                             1,567       3,679       1,276
                                                 -------     -------     -------
Deferred:
    Federal                                        6,960      (4,110)     (5,876)
    State                                            793        (470)       (671)
    Foreign                                         (787)        392          57
                                                 -------     -------     -------
         Total deferred                            6,966      (4,188)     (6,490)
                                                 -------     -------     -------

Total income tax expense (benefit) (excluding
income taxes applicable to discontinued
operations and extraordinary item)               $ 8,533     $  (509)    $(5,214)
                                                 =======     =======     =======

       The effective income tax rate reconciliations for the years ended December 31, 1998, 1997 and 1996 are as follows (in thousands):

                                                          1998        1997          1996
Income (loss) before income taxes, discontinued
   operations and extraordinary item                     $11,066     $(3,174)     $(10,185)
                                                         =======     =======      ========
Expected income tax provision (benefit) at U.S.
  statutory rate of 35%                                  $ 3,873     $(1,111)     $ (3,565)

Increase (decrease) resulting from:
  Nondeductible cost in excess of fair value of
    net assets acquired                                    1,331       1,150         1,186
  State taxes                                                353          49          (663)
  Adjustment of tax attributes                             1,361
  Foreign rate difference and other - net                  1,615        (597)       (2,172)
                                                         -------     -------      --------

Total income tax expense (benefit) (excluding
   income taxes applicable to discontinued operations
   and extraordinary item)                               $ 8,533     $  (509)     $ (5,214)
                                                         =======     =======      ========

Effective income tax rate                                   77.1%       16.0%         51.2%
                                                         =======     =======      ========

       Components of net deferred income tax assets and liabilities as of December 31, 1998 and 1997 are as follows (in thousands):

  AMT and foreign tax credit carryforwards              $  3,512       $  3,617
  Net operating loss carryforward                                         4,685
  Accrued pension costs not deducted for tax               2,522
  Accrued employee benefits                                1,562            394
  Plant closing costs not deducted for tax                 1,024          4,439
  Allowance for doubtful trade accounts receivable           635            577
  Inventory                                                  633            234
  Amortization of intangibles                                               501
  Other                                                    1,084          1,528
                                                        --------       --------
            Total deferred income tax assets              10,972         15,975
                                                        --------       --------
Deferred income tax liabilities:
  Tax depreciation in excess of book depreciation        (42,650)       (21,704)
  Amortization of intangibles                             (6,188)
  Other                                                     (952)        (1,695)
                                                        --------       --------
            Total deferred income tax liabilities        (49,790)       (23,399)
                                                        --------       --------
Net deferred income tax liability                       $(38,818)      $ (7,424)
                                                        ========       ========
As reported on the consolidated balance sheets:
    Net current deferred income tax asset               $  3,605       $  1,271
    Net noncurrent deferred income tax liability         (42,423)        (8,695)
                                                        --------       --------
                                                        $(38,818)      $ (7,424)
                                                        ========       ========

9.     EMPLOYEE BENEFIT PLANS

       DEFINED CONTRIBUTION PLAN - We sponsor a salary deferral plan covering substantially all of our non-union domestic employees. Plan participants may elect to make voluntary contributions to this plan up to 15% of their compensation. We contribute 1% of the participants' compensation and also match employee contributions up to 2% of the participants' compensation. We expensed approximately $5.0 million, $3.1 million and $0.9 million as our contribution to this plan for the years ended December 31, 1998, 1997 and 1996, respectively.

       DEFINED BENEFIT PLANS - We sponsor five noncontributory defined benefit pension plans (the "United States Plans") covering domestic employees with 1,000 or more hours of service. We fund the actuarially computed retirement cost. Contributions are intended to not only provide for benefits attributed to service to date but also for those expected to be earned in the future. We also sponsor a defined benefit plan in Germany (the "Germany Plan"). The consolidated accrued net pension expense for the years ended December 31, 1998, 1997 and 1996 includes the following components (in thousands):

UNITED STATES PLANS                                     1998          1997          1996
Service cost - benefits earned during the period      $ 3,726       $ 2,299       $ 1,768
Interest cost on projected benefit obligation           3,469         1,806           612
Expected return on assets                              (3,777)       (1,886)         (637)
Other                                                      (3)           17           (25)
                                                      -------       -------       -------
Total accrued pension expense                         $ 3,415       $ 2,236       $ 1,718
                                                      =======       =======       =======
GERMANY PLAN

Service cost - benefits earned during the period      $    64       $    58       $    77
Interest cost on projected benefit obligation              66            56            22
                                                      -------       -------       -------
Total accrued pension expense                         $   130       $   114       $    99
                                                      =======       =======       =======

       The following table sets forth the funded status of the United States Plans and the Germany Plan as of December 31, 1998 and 1997 and the amounts recognized in the consolidated balance sheets at those dates (in thousands):

UNITED STATES PLANS                                      1998            1997
Change in benefit obligation:
  Obligation at January 1                              $ 27,025        $  8,237
  Service cost                                            3,726           2,299
  Interest cost                                           3,469           1,806
  Curtailments                                           (2,137)
  Settlements                                                50
  Plan amendments                                         2,340
  Actuarial gain                                          1,333           2,706
  Acquisition                                            18,264          12,497
  Benefits paid                                          (1,722)           (520)
                                                       --------        --------
Obligation at December 31                              $ 52,348        $ 27,025
                                                       ========        ========
Change in plan assets:
  Fair value of assets at January 1                    $ 24,235        $  8,555
  Actual return on plan assets                            3,941           3,688
  Acquisition                                            16,143          12,296
  Employer contributions                                  1,404             216
  Benefit payments                                       (1,722)           (520)
                                                       --------        --------
Fair value of plan assets at December 31               $ 44,001        $ 24,235
                                                       ========        ========
Underfunded status at December 31                      $  8,347        $  2,790
Unrecognized net actuarial loss                             641           1,853
Unrecognized prior service cost                          (1,586)           (299)
Additional liability                                                         14
                                                       --------        --------
Accrued long-term pension liability included
  in other liabilities                                 $  7,402        $  4,358
                                                       ========        ========

       For the above calculations, increases in future compensation ranging from 4.0% through 5.0% were used for the non-union plans. There was no increase in future compensation used for the three union plans. For the calculations, discount rates ranging from 6.75% through 7.00% and expected rates of return on plan assets ranging from 9.0% through 10.0% were used for all plans.

GERMANY PLAN                                                            1998          1997
Change in benefit obligation:
  Obligation at January 1                                              $   956       $ 1,249
  Service cost                                                              64            58
  Interest cost                                                             66            56
  Benefits paid                                                             (5)           (5)
  Change due to exchange rate                                               62          (402)
                                                                       -------       -------
Obligation at December 31                                              $ 1,143       $   956
                                                                       =======       =======
Fair value of plan assets at December 31                                  None          None
                                                                       =======       =======
Underfunded status at December 31                                      $ 1,143       $   956
Unrecognized net actuarial loss                                             81            84
                                                                       -------       -------
Accrued long-term pension liability included in other liabilities      $ 1,224       $ 1,040
                                                                       =======       =======

       Increases in future compensation ranging from 2.5% through 3.5% and discount rates ranging from 6.5% through 7.0% were used in determining the actuarially computed present value of the projected benefit obligation of the Germany Plan. The cash surrender value of life insurance policies for Germany Plan participants included in other assets is approximately $0.7 million and $0.5 million as of December 31, 1998 and 1997, respectively.

       FOREIGN PLANS OTHER THAN GERMANY - Employees in other foreign countries are covered by various post employment arrangements consistent with local practices and regulations. Such obligations are not significant and are included in the consolidated financial statements in other liabilities.

       OTHER PLANS - As part of the acquisition of Blessings Corporation (see
       Note 12), we assumed two supplemental retirement plans covering certain former employees of Blessings Corporation. The liability for these plans included in other liabilities at December 31, 1998 was approximately $2.1 million.

10.    STOCK PURCHASE AGREEMENTS AND STOCK OPTION PLAN

       STOCK PURCHASE AGREEMENTS - During 1998, our shareholders approved stock purchase agreements for the purchase of 12,200 shares of Class C nonvoting common stock by certain officers and a director. The fair market value purchase price was determined by the Board of Directors to be $100 per share. A shareholders agreement governing the shares contains various restrictions, including a right of first refusal and provisions for Huntsman Packaging to purchase any owned shares from an employee within 180 days after termination of employment. The purchasers have the right, following three years from the purchase date, to put any or all shares to Huntsman Packaging for repurchase. The redemption value is based on the following: (1) when there is a public market for the shares, the average of the high and low reported sale prices per share for the 20 trading days prior to the date the put option or our purchase option is exercised; or (2) when there is no public market for the shares, a share price based on a market value of equity, as defined, determined on the last day of the month in which the redemption occurs. During 1998, we redeemed 500 shares of Class C common stock for $100 per share from one officer who terminated his employment with us.

       Subsequent to December 31, 1998, we sold an additional 12,188 shares of Class C common stock to certain officers for $100 per share, the estimated fair market value of the shares on the date of purchase. We redeemed an additional 600 shares of Class C common stock for $100 per share from another officer. The additional 12,188 shares of Class C common stock are subject to the same terms and restrictions as the original 12,200 shares of Class C common stock.

       1998 STOCK OPTION PLAN - During 1998, our shareholders approved the adoption of the Huntsman Packaging Corporation 1998 Stock Option Plan, which provides for the granting of options to purchase up to 41,956 shares of Class C nonvoting common stock to certain officers and directors. The exercise price of the options is $100 per share, which was determined by the Board of Directors to be the fair market value of the related stock on the date of grant. Of these options, 20,978 vest in five equal annual installments beginning December 31, 1998. The remaining 20,978 vest over the same period, subject to the achievement of certain financial performance criteria. All of the options issued under this plan expire on December 31, 2007.

       A summary of stock options outstanding at December 31, 1998 and changes during the year then ended is presented below:

                                                               WEIGHTED AVERAGE
                                                 NUMBER OF      EXERCISE PRICE
                                                  SHARES           PER SHARE
      Outstanding at beginning of year
      Granted                                      41,956             $100
      Forfeited or cancelled                       (2,622)             100
                                                  -------             ----

      Outstanding at end of year                   39,334             $100
                                                  =======             ====

      Exercisable at end of year                    3,933             $100
                                                  =======             ====


       At December 31, 1998, 19,667 of the outstanding options are performance-based options and none are exercisable. Of the remaining 19,667 options, 3,933 are exercisable. All outstanding options have a weighted average remaining contractual life of approximately 9 years.

       ACCOUNTING FOR STOCK-BASED COMPENSATION PLANS - We apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock-based compensation plans as they relate to employees and directors. No compensation expense has been recognized during 1998 for the stock option grants or shares purchased because the awards were at the estimated fair market value of Huntsman Packaging's Class C nonvoting common stock at the date of grant. Had compensation cost been determined in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," our income from continuing operations for the year ended December 31, 1998 would have decreased to the pro forma amount presented below:

             Income from continuing operations as reported              $2,533
             Pro forma income from continuing operations                 2,147

       The Black-Scholes option-pricing model was used to calculate the weighted average fair market value of options using the following assumptions for grants: dividend yield of 0%, average risk free interest rate of 6.75% and expected life of 10 years. The weighted average fair market value of options granted under our 1998 Stock Option Plan during 1998 was estimated to be approximately $49. The estimated fair market value of the options granted is subject to the assumptions made and if the assumptions were to change, the estimated fair market value amounts could be significantly different.

       SUBSEQUENT CANCELLATION OF STOCK OPTIONS - On February 22, 1999, we entered into Option Cancellation and Restricted Stock Purchase Agreements with the holders of 26,223 options to purchase Class C common stock. Under the agreements, options to purchase 26,223 shares of Class C common stock were cancelled and 26,223 shares of Class C common stock were sold to the former option holders for $100 per share, the estimated fair market value of the shares on the date of purchase. The purchase price for the shares was payable by delivery of promissory notes to Huntsman Packaging. The 26,223 shares purchased are subject to repurchase rights of Huntsman Packaging that will lapse under conditions substantially the same as the vesting conditions of the options. The repurchase rights for 13,117 shares lapse on a straight-line basis over a five-year period commencing January 1, 1998. The repurchase rights for the remaining 13,116 lapse over the same five years, subject to achievement of certain Huntsman Packaging performance criteria, or if the performance criteria are not met, on December 31, 2007. The shares of Class C common stock are subject to essentially the same restrictions and put options as the other Class C common shares described above.

       Additionally, options to purchase 2,622 shares of Class C common stock have been cancelled subsequent to December 31, 1998.

11.    COMMITMENTS AND CONTINGENCIES

       INDEMNITY AGREEMENT - Our operations are subject to extensive environmental laws and regulations concerning emissions to the air, discharges to surface and subsurface waters, and the generation, handling, storage, transportation, treatment, and disposal of waste materials, as adopted by various governmental authorities in the jurisdictions in which we operate. We make every reasonable effort to remain in full compliance with existing governmental laws and regulations concerning the environment. As part of a sale of a plant site in 1992, we agreed to indemnify environmental losses of up to $5 million which may have been created at the plant site between January 1, 1988 and May 18, 1992. This indemnity expires on May 8, 2002 and reduces ten percent each year beginning May 12, 1997. We believe that the ultimate liability, if any, resulting from this indemnification will not be material to our consolidated financial statements.

       ROYALTY AGREEMENTS - We have entered into royalty agreements (the "Agreements") for the right to use certain patents in the production of our Winwrap stretch film. We paid a fee of $450,000 to the patent holder for the first 2,250,000 pounds of film produced in North America. The Agreements require us to pay the patent holder a fee of $.10 for each pound of Winwrap produced in excess of 2,250,000 pounds but less than 37,500,000 pounds and $.05 per pound for each pound of Winwrap produced in excess of 37,500,000 pounds in North America. The Agreements require us to pay certain fees to obtain the rights to sell Winwrap outside of North America. The Agreements also require us to pay $.075 per pound of Winwrap sold outside of North America. We have the option to maintain these rights in subsequent years for certain agreed-upon fees. The Agreements terminate upon the expiration of the related patents in 2009.

       LITIGATION - We are subject to litigation and claims arising in the ordinary course of business. We believe, after consulting with legal counsel, that any liabilities arising from such litigation and claims will not have a material adverse effect on our consolidated financial statements.

12.    ACQUISITIONS

       UNITED FILMS CORPORATION - On July 31, 1996, we acquired all of the issued and outstanding common stock of United Films Corporation for cash of approximately $12.3 million. The acquisition was accounted for using the purchase method of accounting. Accordingly, results of operations are included in the accompanying consolidated financial statements from the date of acquisition. We recorded goodwill of approximately $12.1 million in this acquisition, which is being amortized on a straight-line basis over 40 years.

       DEERFIELD PLASTICS COMPANY, INC. - On October 21, 1996, we acquired all of the issued and outstanding common stock of Deerfield Plastics Company, Inc. for cash of approximately $68.2 million, a $1.4 million payment based on Deerfield's working capital at the acquisition date, and deferred payments totaling approximately $5.2 million. The acquisition was accounted for using the purchase method of accounting. Accordingly, results of operations are included in the accompanying consolidated financial statements from the date of acquisition. We recorded goodwill of approximately $18.4 million in this acquisition, which is being amortized on a straight-line basis over 40 years.

       CT FILM - On September 30, 1997, we acquired all of the assets of CT Film (a division of Huntsman Polymers Corporation, formerly Rexene Corporation) and Rexene Corporation Limited (a wholly-owned subsidiary of Huntsman Polymers Corporation) for approximately $70 million cash. The acquisition was accounted for using the purchase method of accounting. Accordingly, results of operations have been included in the accompanying consolidated financial statements from the date of acquisition. In connection with the acquisition, we planned to exit certain of the activities acquired with the purchase of CT Film, including the film operations at Scunthorpe, UK. During 1998, we sold the Scunthorpe, UK facility acquired from CT Film and adjusted the fair value assigned to the Scunthorpe, UK facility accordingly (see Note 3). We recorded goodwill of approximately $7.8 million in this acquisition, which is being amortized on a straight-line basis over 40 years.

       ELLEHAMMER INDUSTRIES LTD. AND ELLEHAMMER PACKAGING, INC. - On March 12, 1998, we acquired certain assets and assumed certain liabilities of Ellehammer Industries Ltd. and Ellehammer Packaging Inc. (collectively, "Ellehammer") for cash of approximately $7.9 million. The acquisition was accounted for using the purchase method of accounting. Accordingly, results of operations are included in the accompanying consolidated financial statements from the date of acquisition. We did not record any goodwill in this acquisition.

       BLESSINGS CORPORATION - On May 19, 1998, in accordance with an Agreement and Plan of Merger dated April 1, 1998, we acquired Blessings Corporation ("Blessings") by merging our wholly-owned subsidiary, VA Acquisition Corp., with and into Blessings. Blessings then became our wholly-owned subsidiary and Blessings changed its name to Huntsman Edison Films Corporation. The aggregate purchase price for Blessings was approximately $270 million (including the assumption of approximately $57 million of Blessings' existing indebtedness). In connection with the Blessing Acquisition, we incurred transaction costs of approximately $17 million. The financing for the Blessings Acquisition was provided under a $510 million Amended and Restated Credit Agreement (see Note 6). The acquisition was accounted for using the purchase method of accounting. Accordingly, results of operations are included in the accompanying consolidated financial statements from the date of acquisition. We recorded goodwill and intangible assets of approximately $168.7 million in this acquisition, which are being amortized on a straight-line basis over 10 to 30 years.

       Our pro forma results of operations for the years ended December 31, 1998, 1997 and 1996 (assuming the acquisitions of United Films Corporation, Deerfield Plastics Company, Inc., CT Film, Ellehammer and Blessings had occurred as of January 1, 1996) are as follows (in thousands):

                                        1998            1997            1996
Revenues                              $719,242        $745,998        $682,235
Loss from continuing operations         (1,267)        (14,379)         (9,763)

      HUNTSMAN CONTAINER CORPORATION INTERNATIONAL (HCCI) - On August 31, 1996, Huntsman Corporation contributed all of the outstanding capital stock of HCCI to Huntsman Packaging in the form of a capital contribution. The transaction was accounted for at historical cost in a manner similar to a pooling of interests. On June 1, 1998 the operations of HCCI, consisting of our European foam business, were sold (see Note 3). The results of operations of HCCI have been reflected as discontinued operations in the accompanying consolidated financial statements from January 1, 1996 through the date of the sale.

13.   OPERATING SEGMENTS

      We have adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." Operating segments are components of our company for which separate financial information is available that is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing performance. This information is reported on the basis that it is used internally for evaluating segment performance.

      We have three reportable operating segments: design products, industrial films and specialty films. The design products segment produces printed rollstock, bags and sheets used to package products in the food and other industries. The industrial films segment produces stretch films, used for industrial unitizing and containerization, and PVC films, used to wrap meat, cheese and produce. The specialty films segment produces converter films that are sold to other flexible packaging manufacturers for additional fabrication, barrier films that contain and protect food and other products, and other films used in the personal care, medical, agriculture and horticulture industries.

      The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Sales and transfers between our segments are eliminated in consolidation. We evaluate performance of the operating segments based on profit or loss before income taxes, not including plant closing costs and other nonrecurring gains or losses. Our reportable segments are managed separately with separate management teams, because each segment has differing products, customer requirements, technology and marketing strategies.

      Segment profit or loss and segment assets as of and for the years ended December 31, 1998, 1997 and 1996 are presented in the following table (in thousands).

                                DESIGN           INDUSTRIAL        SPECIALTY        CORPORATE/
                               PRODUCTS            FILMS             FILMS             OTHER             TOTAL
1998
Net sales to customers         $ 136,059          $144,736         $ 371,162                            $651,957
Intersegment sales                 1,671             3,975             1,782          $ (7,428)
Total net sales                  137,730           148,711           372,944            (7,428)          651,957
Depreciation and
  amortization                     5,096             4,712            13,211             4,069            27,088
Interest expense                   2,108                60                19            35,332            37,519
Segment profit                    12,385            11,027            46,306           (53,777)           15,941
Plant closing costs                                   (297)            5,172                               4,875
Segment total assets             153,385            82,737           435,075            63,075           734,272
Capital expenditures              18,424             5,734            26,174             1,769            52,101

1997
Net sales to customers         $  93,386          $175,438         $ 178,919                            $447,743
Intersegment sales                 1,212             8,338               312          $ (9,862)
Total net sales                   94,598           183,776           179,231            (9,862)          447,743
Depreciation and
  amortization                     2,044             5,295             3,534             5,569            16,442
Interest expense                       8               425               116            16,451            17,000
Segment profit                    11,332             9,538            19,603           (34,371)            6,102
Plant closing costs                                  9,276                                                 9,276
Segment total assets              54,610            96,484           188,114            30,307           369,515
Capital expenditures               5,445             2,912             5,548             3,956            17,861

1996
Net sales to customers         $  76,300          $169,310         $  50,069                            $295,679
Intersegment sales                                   8,461             2,156         $ (10,617)
Total net sales                   76,300           177,771            52,225           (10,617)          295,679
Depreciation and
  amortization                     1,417             4,563             1,997             6,023            14,000
Interest expense                       4               640                34            10,945            11,623
Segment profit                     3,198            16,149             2,968           (21,627)              688
Plant closing costs                                  9,572             1,301                              10,873
Segment assets                    50,273           114,702           102,878            32,322           300,175
Capital expenditures               2,703             2,410             2,089             5,572            12,774

      A reconciliation of the totals reported for the operating segments to our totals reported in the consolidated financial statements is as follows (in thousands):

                                                             1998           1997           1996
PROFIT OR LOSS

Total profit for reportable segments                      $  69,718      $  40,473      $  22,315
Plant closing costs                                          (4,875)        (9,276)       (10,873)
Unallocated amounts:
  Corporate expenses                                        (18,445)       (17,920)       (10,682)
  Interest expense                                          (35,332)       (16,451)       (10,945)
                                                          ---------      ---------      ---------
  Income (loss) before taxes, discontinued operations
    and extraordinary items                               $  11,066      $  (3,174)     $ (10,185)
                                                          =========      =========      =========
ASSETS

Total assets for reportable segments                      $ 671,197      $ 339,208      $ 267,853
Intangible assets not allocated to segments                  17,080         15,565         20,138
Net effect of discontinued operations                                       30,878         28,982
Other unallocated assets                                     45,995         14,741         12,184
                                                          ---------      ---------      ---------
    Total consolidated assets                             $ 734,272      $ 400,392      $ 329,157
                                                          =========      =========      =========

      The following table presents financial information by country based on the location of production of the product.

                                        1998             1997             1996
NET SALES

United States                         $563,658         $390,793         $236,730
Mexico                                  30,201
Canada                                  25,770           21,355           20,264
Other                                   32,328           35,595           38,685
                                      --------         --------         --------
    Total                             $651,957         $447,743         $295,679
                                      ========         ========         ========
LONG-LIVED ASSETS

United States                         $475,891         $214,964         $117,462
Mexico                                  59,085
Canada                                   5,547            6,033            6,709
Other                                    5,226            5,362            6,567
                                      --------         --------         --------
    Total                             $545,749         $226,359         $130,738
                                      ========         ========         ========

      Our sales to Kimberly Clark Corporation and its affiliates represented approximately 14 percent of consolidated net sales in 1998 and less than 10% of consolidated net sales in 1997 and 1996. Substantially all of the sales to Kimberly Clark are from the specialty films and design products operating segments.

14.   ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

      The estimated fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. In the case of cash and cash equivalents, the carrying amount is considered a reasonable estimate of fair value. The carrying amount of floating rate debt approximates fair value because of the floating interest rates associated with such debt. The fair value of fixed rate debt is estimated by discounting estimated future cash flows through the projected maturity using market discount rates that reflect the approximate credit risk, operating cost, and interest rate risk potentially inherent in fixed rate debt. The estimated fair value of off-balance sheet instruments is obtained from market quotes representing the estimated amount we would receive or pay to terminate the contract, taking into account current interest rates.

      Fair value estimates are made at a specific point in time. Because no market exists for a significant portion of our financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, interest rate levels, and other factors. These estimates are subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined or relied on with any degree of certainty. Changes in assumptions could significantly affect the estimates.

       Below is a summary of our financial instruments' carrying amounts and estimated fair values as of December 31, 1998 and 1997 (in thousands):

                                                 1998                             1997
                                      -------------------------         -------------------------
                                      CARRYING       ESTIMATED          CARRYING       ESTIMATED
                                       AMOUNT        FAIR VALUE          AMOUNT        FAIR VALUE
Financial assets - cash
  and cash equivalents                $ 19,217        $  19,217         $ 12,411        $  12,411
                                      ========        =========         ========        =========

Financial liabilities:
  Floating rate debt                  $399,936        $ 399,936         $125,514        $ 125,514
  Fixed rate debt                      125,000          125,000          125,000          127,500
                                      --------        ---------         --------        ---------

Total financial liabilities           $524,936        $ 524,936         $250,514        $ 253,014
                                      ========        =========         ========        =========
Off-balance sheet instruments:
  Interest rate collar                $    106        $    (214)        $    144        $    (134)
  Commodity collar                        None               80

15.    RELATED-PARTY TRANSACTIONS

       The accompanying consolidated financial statements include the following balances and transactions with affiliated companies not disclosed elsewhere (in thousands). All transactions with affiliated companies have been recorded at estimated fair market values for the related products and services.

TRANSACTIONS FOR THE YEARS ENDED
  DECEMBER 31, 1998, 1997 AND 1996:

  With Huntsman Corporation and subsidiaries:
    Inventory purchases                                  $27,523       $15,692      $9,449
    Rent expense under operating lease                       392           423         353
    Administrative expenses                                5,599         4,220       2,126

  With Huntsman Cancer Institute:
    Charitable contribution                              $   500

       ROYALTY TRANSACTION WITH HUNTSMAN GROUP INTELLECTUAL PROPERTIES HOLDING CO. ("HUNTSMAN INTELLECTUAL") During 1996, Huntsman Packaging and other affiliates entered into a royalty agreement (the "Royalty Agreement") with Huntsman Intellectual whereby we paid Huntsman Intellectual a royalty for the use of certain trademarks, etc. Huntsman Intellectual was owned by Huntsman Packaging and certain subsidiaries of Huntsman Corporation ("HC"). During 1997 and 1996, we paid royalties of approximately $1.9 million and $1.7 million, respectively, to Huntsman Intellectual. Huntsman Intellectual recorded a patronage dividend to us of $1.2 million and $1.1 million during 1997 and 1996, respectively. The royalty expense is included in administration and other expense. The dividend is included in other income. Immediately prior to the Split-Off, the patronage dividend receivable from Huntsman Intellectual at the date of the Split-Off was settled in full. Huntsman Packaging's ownership of Huntsman Intellectual and its participation in the Royalty Agreement were terminated. We no longer use the trademarks or other intellectual property covered under the Royalty Agreement.

       CT FILM EMPLOYEES - Subsequent to the purchase of CT Film from Huntsman Polymers Corporation (a subsidiary of HC) ("Huntsman Polymers") (see Note
       12), employees associated with the CT Film operations remained employed by Huntsman Polymers through December 31, 1997. The total payroll and benefits costs incurred by Huntsman Polymers from September 30, 1997 to December 31, 1997 for these employees of approximately $6.2 million was allocated to us and is included in cost of sales and operating expenses in the 1997 consolidated income statement. The entire amount was paid to Huntsman Polymers in 1998.

       INSURANCE COVERAGE - We obtain most of our insurance coverage under policies of HC. Reimbursement payments to HC are based on premium allocations, which are determined in cooperation with an independent insurance broker.

       ADMINISTRATIVE EXPENSES - Included in administrative and other expense in the consolidated income statements are HC administrative expenses allocated to us. Prior to the Split-off, these costs represent the estimated portion of costs incurred by HC to provide services to us. Subsequent to the Split-off, these costs are for certain administrative services provided to us by HC under a cancelable services agreement.

       OFFICE SPACE - We are obligated to pay rent calculated as a pro rata portion (based on our percentage occupancy) of the mortgage principal and interest payments related to the HC headquarters facility.
       Payments under this obligation are included in administrative expenses.

       INVESTMENT - On August 7, 1998, Huntsman Packaging made an offer to the Board of Directors of Applied Extrusion Technologies, Inc. ("AET"), a publicly-traded company, to purchase all of the outstanding shares of common stock of AET at $10.50 per share in a merger transaction. AET's Board rejected the offer. On September 10, 1998, Huntsman Packaging made another offer to the Board of Directors of AET to purchase all of the outstanding shares of common stock of AET at $12.50 per share in a merger transaction. On September 14, 1998, HPC Investment, Inc., a wholly-owned subsidiary of Huntsman Packaging, purchased shares of the common stock of AET from Richard P. Durham, President and Chief Executive Officer of Huntsman Packaging, for an aggregate purchase price of $3.3 million, in an arms-length transaction approved by the Board of Directors of HPC Investment, Inc. AET's Board of Directors subsequently rejected Huntsman Packaging's second offer.

16.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

       The following condensed consolidating financial statements present, in separate columns, financial information for (i) Huntsman Packaging Corporation (on a parent only basis), with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries (as specified in the Indenture dated September 30, 1997 (the "Indenture") relating to Huntsman Packaging Corporation's $125 million senior subordinated notes (the "Notes")) on a combined basis, with any investments in non-guarantor subsidiaries specified in the Indenture recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for Huntsman Packaging Corporation and its subsidiaries on a consolidated basis, and (v) Huntsman Packaging Corporation on a consolidated basis, in each case as of December 31, 1998 and 1997 and for the years ended December 31, 1998, 1997 and 1996. The Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary and each guarantor subsidiary is wholly-owned, directly or indirectly, by Huntsman Packaging Corporation. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to Huntsman Packaging Corporation. The condensed consolidating financial statements are presented herein, rather than separate financial statements for each of the guarantor subsidiaries, because management believes that separate financial statements relating to the guarantor subsidiaries are not material to investors.

                 HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                        HUNTSMAN                                               CONSOLIDATED
                                                        PACKAGING                    COMBINED                    HUNTSMAN
                                                       CORPORATION     COMBINED        NON-                     PACKAGING
                                                       PARENT ONLY    GUARANTORS    GUARANTORS  ELIMINATIONS   CORPORATION
                                                       -----------    ----------    ----------  ------------   ------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                             $  4,509      $  3,397      $ 11,311                    $ 19,217
   Receivables                                             45,676        27,641        16,064                      89,381
   Inventories                                             39,496        16,741         9,655                      65,892
   Prepaid expenses and other                               1,675         1,095           293                       3,063
   Income taxes receivable                                  4,230         1,868         1,267                       7,365
   Deferred income taxes                                    4,059           803        (1,257)                       3,605
                                                         --------      --------      --------    ----------      --------
      Total current assets                                 99,645        51,545        37,333                     188,523
PLANT AND EQUIPMENT - Net                                 114,023       133,416        52,895                     300,334
INTANGIBLE ASSETS - Net                                    26,652       175,630        19,008                     221,290
INVESTMENT IN SUBSIDIARIES                                135,439                                $ (135,439)
OTHER ASSETS                                               17,522           203         6,400                      24,125
                                                         --------      --------      --------    ----------      --------
TOTAL ASSETS                                             $393,281      $360,794      $115,636    $ (135,439)     $734,272
                                                         ========      ========      ========    ==========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Trade accounts payable                                $ 22,724      $ 10,734      $  9,728                    $ 43,186
   Accrued liabilities                                     23,327         4,138         6,111                      33,576
   Current portion of long-term debt                        8,875                       2,531                      11,406
   Due to (from) affiliates                               (29,920)       26,807        10,113                       7,000
                                                         --------      --------      --------    ----------      --------
     Total current liabilities                             25,006        41,679        28,483                      95,168
LONG-TERM DEBT - Net of current portion                   273,270       194,449        45,811                     513,530
OTHER LIABILITIES                                           6,740         3,171         1,483                      11,394
DEFERRED INCOME TAXES                                      16,508        22,924         2,991                      42,423
                                                         --------      --------      --------    ----------      --------
     Total liabilities                                    321,524       262,223        78,768                     662,515
                                                         --------      --------      --------    ----------      --------
COMMITMENTS AND CONTINGENCIES

REDEEMABLE COMMON STOCK                                     1,170                                                   1,170
                                                         --------      --------      --------    ----------      --------

STOCKHOLDERS' EQUITY:
   Common stock                                            63,676        89,301        29,241    $ (118,542)       63,676
   Retained earnings                                       13,731         9,281        12,641       (21,922)       13,731
   Shareholder note receivable                               (434)                                                   (434)
   Cumulative foreign currency
     translation adjustments                               (6,386)          (11)       (5,014)        5,025        (6,386)
                                                         --------      --------      --------    ----------      --------
     Total stockholders' equity                            70,587        98,571        36,868     (135,439)        70,587
                                                         --------      --------      --------    ----------      --------
TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                                $393,281      $360,794      $115,636    $ (135,439)     $734,272
                                                         ========      ========      ========    ==========      ========

                 HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATING INCOME STATEMENT
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                           HUNTSMAN                                                             CONSOLIDATED
                                           PACKAGING                          COMBINED                            HUNTSMAN
                                          CORPORATION        COMBINED           NON-                              PACKAGING
                                          PARENT ONLY       GUARANTORS       GUARANTORS      ELIMINATIONS        CORPORATION
                                          -----------       ----------       ----------      ------------        ------------
SALES - Net                                $336,297          $232,319          $90,769          $(7,428)          $651,957
COST OF SALES                               276,581           191,513           71,744           (7,428)           532,410
                                           --------          --------          -------          -------           --------
GROSS PROFIT                                 59,716            40,806           19,025                             119,547
TOTAL OPERATING EXPENSES                     34,131            24,220           11,732                              70,083
                                           --------          --------          -------          -------           --------
OPERATING INCOME                             25,585            16,586            7,293                              49,464
INTEREST EXPENSE                            (25,167)          (10,232)          (2,120)                            (37,519)
EQUITY IN EARNINGS OF
    SUBSIDIARIES                              3,597                                              (3,597)
OTHER INCOME (EXPENSE) - Net                  1,415             (148)          (2,146)                                (879)
                                           --------          --------          -------          -------           --------
INCOME BEFORE INCOME TAXES AND
     DISCONTINUED OPERATIONS                  5,430             6,206            3,027           (3,597)            11,066
INCOME TAX EXPENSE                            2,315             3,689            2,529                               8,533
                                           --------          --------          -------          -------           --------
INCOME BEFORE DISCONTINUED
     OPERATIONS                               3,115             2,517              498           (3,597)             2,533
INCOME FROM DISCONTINUED
     OPERATIONS - Net of income taxes                                              582                                 582

GAIN ON SALE OF DISCONTINUED
  OPERATIONS - Net of income taxes            5,223                                                                  5,223
                                           --------          --------          -------          -------           --------
NET INCOME                                   $8,338            $2,517           $1,080          $(3,597)            $8,338
                                           ========          ========          =======          =======           ========

                 HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                       HUNTSMAN                                                      CONSOLIDATED
                                                      PACKAGING                       COMBINED                         HUNTSMAN
                                                     CORPORATION       COMBINED         NON-                          PACKAGING
                                                     PARENT ONLY      GUARANTORS     GUARANTORS     ELIMINATIONS     CORPORATION
                                                     -----------      ----------     ----------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:                  $  (1,291)      $ 39,327        $ 7,454                        $  45,490
                                                       ---------       --------        -------         -------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of assets                           33,850                                                         33,850
   Payments for acquisitions                           (298,274)             97          1,588                         (296,589)
   Capital expenditures for plant and equipment         (29,498)        (14,039)        (8,564)                         (52,101)
                                                       ---------       --------        -------         -------        ---------
     Net cash used in investing activities             (293,922)        (13,942)        (6,976)                        (314,840)
                                                       ---------       --------        -------         -------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                  1,170                                                          1,170
   Principal payments on borrowings                       12,819        (22,800)          (563)                         (10,544)
   Proceeds from issuance of long-term debt              285,000                                                        285,000
                                                       ---------       --------        -------         -------        ---------
     Net cash provided by (used in) financing
       activities                                        298,989        (22,800)          (563)                         275,626
                                                       ---------       --------        -------         -------        ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
   EQUIVALENTS                                               331            (11)           210                              530
                                                       ---------       --------        -------         -------        ---------
NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                             4,107          2,574            125                            6,806

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR                                         402            823         11,186                           12,411
                                                       ---------       --------        -------         -------        ---------
CASH AND CASH EQUIVALENTS AT END
   OF YEAR                                                $4,509         $3,397        $11,311                          $19,217
                                                       =========       ========        =======         =======        =========

                 HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                         HUNTSMAN                                               CONSOLIDATED
                                                         PACKAGING                    COMBINED                    HUNTSMAN
                                                        CORPORATION    COMBINED         NON-                     PACKAGING
                                                        PARENT ONLY   GUARANTORS     GUARANTORS  ELIMINATIONS   CORPORATION
                                                        -----------   ----------     ----------  ------------   ------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                             $    402      $    823       $11,186                    $ 12,411
   Receivables                                             51,533        16,881         9,417                      77,831
   Inventories                                             45,548        11,918         6,238                      63,704
   Prepaid expenses and other                               1,997            (8)          147                       2,136
   Current deferred income taxes                            1,266             5                                     1,271
   Net current assets of discontinued operations                                        6,420                       6,420
                                                         --------      --------       -------    ---------       --------
      Total current assets                                100,746        29,619        33,408                     163,773
PLANT AND EQUIPMENT - Net                                  93,700        52,778        17,255                     163,733
INTANGIBLE ASSETS - Net                                    19,322        29,234         1,497                      50,053
INVESTMENT IN SUBSIDIARIES                                132,917                                $(132,917)
OTHER ASSETS                                               11,392           106         1,075                      12,573
NET LONG-TERM ASSETS OF DISCONTINUED OPERATIONS
                                                                                       10,260                      10,260
                                                         --------      --------       -------    ---------       --------
TOTAL ASSETS                                             $358,077      $111,737       $63,495    $(132,917)      $400,392
                                                         ========      ========       =======    =========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Trade accounts payable                                $ 18,516      $  5,809       $ 3,571                    $ 27,896
   Accrued liabilities                                     16,026         2,133         6,094                      24,253
   Current portion of long-term debt                           19           324                                       343
   Due to affiliates                                        5,123        (1,656)       11,812                      15,279
   Income taxes payable                                     3,237                      (1,325)                      1,912
                                                         --------      --------       -------    ---------       --------
     Total current liabilities                             42,921         6,610        20,152                      69,683
LONG-TERM DEBT - Net of current portion                   245,947           319         3,905                     250,171
OTHER LIABILITIES                                           7,351           288         1,230                       8,869
DEFERRED INCOME TAXES                                     (1,116)         9,275           536                       8,695
                                                         --------      --------       -------    ---------       --------
     Total liabilities                                    295,103        16,492        25,823                     337,418
                                                         --------      --------       -------    ---------       --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock                                            63,676        88,481        29,931    $(118,412)        63,676
   Retained earnings                                        5,393         6,764        11,837      (18,601)         5,393
   Stockholder note receivable                              (700)                                                   (700)
   Cumulative foreign currency
     translation adjustments                              (5,395)                     (4,096)         4,096       (5,395)
                                                         --------      --------       -------    ---------       --------
     Total stockholders' equity                            62,974        95,245        37,672     (132,917)        62,974
                                                         --------      --------       -------    ---------       --------
TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                                $358,077      $111,737       $63,495    $(132,917)      $400,392
                                                         ========      ========       =======    =========       ========

                 HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATING INCOME STATEMENT
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                         HUNTSMAN                                               CONSOLIDATED
                                                         PACKAGING                    COMBINED                    HUNTSMAN
                                                        CORPORATION    COMBINED         NON-                     PACKAGING
                                                        PARENT ONLY   GUARANTORS     GUARANTORS  ELIMINATIONS   CORPORATION
                                                        -----------   ----------     ----------  ------------   ------------
SALES - Net                                              $256,016      $142,915       $58,674      $(9,862)      $447,743
COST OF SALES                                             220,229       131,120        48,141       (9,862)       389,628
                                                         --------      --------       -------      -------       --------
GROSS PROFIT                                               35,787        11,795        10,533                      58,115
TOTAL OPERATING EXPENSES                                   29,636        10,985         4,418                      45,039
                                                         --------      --------       -------      -------       --------
OPERATING INCOME                                            6,151           810         6,115                      13,076
INTEREST EXPENSE                                          (16,461)         (134)         (405)                    (17,000)
EQUITY IN EARNINGS OF SUBSIDIARIES                          5,513                                   (5,513)
OTHER INCOME (EXPENSE) - Net                                1,748            99        (1,097)                        750
                                                         --------      --------       -------      -------       --------
INCOME (LOSS) BEFORE INCOME TAXES
     AND DISCONTINUED OPERATIONS                           (3,049)           775         4,613       (5,513)       (3,174)
INCOME TAX EXPENSE (BENEFIT)                               (3,424)                       2,915                       (509)
                                                         --------      --------       -------      -------       --------
INCOME (LOSS) BEFORE DISCONTINUED
     OPERATIONS - Net of income taxes                         375           775         1,698       (5,513)        (2,665)

INCOME FROM DISCONTINUED
     OPERATIONS                                                                         3,040                       3,040
                                                         --------      --------       -------      -------       --------
NET INCOME                                                   $375          $775        $4,738      $(5,513)          $375
                                                         ========      ========       =======      =======       ========

                 HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                         HUNTSMAN                                               CONSOLIDATED
                                                         PACKAGING                    COMBINED                    HUNTSMAN
                                                        CORPORATION    COMBINED         NON-                     PACKAGING
                                                        PARENT ONLY   GUARANTORS     GUARANTORS  ELIMINATIONS   CORPORATION
                                                        -----------   ----------     ----------  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
                                                          $14,004        $7,965        $6,679                   $  28,648
                                                         --------       -------       -------      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for acquisitions                              (69,366)                                                (69,366)
   Capital expenditures for plant and equipment            (8,435)       (6,222)       (3,204)                    (17,861)
                                                         --------       -------       -------      --------      --------
     Net cash used in investing activities                (77,801)       (6,222)       (3,204)                    (87,227)
                                                         --------       -------       -------      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on borrowings                      (249,015)         (494)                                 (249,509)
   Proceeds from issuance of long-term debt               312,700                                                 312,700
   Payment of cash dividend                                 1,900                      (1,900)
                                                         --------       -------       -------      --------      --------
     Net cash provided by (used in) financing
       activities                                          65,585         (494)        (1,900)                     63,191
                                                         --------       -------       -------      --------      --------
EFFECT OF EXCHANGE RATE CHANGES
   ON CASH AND CASH EQUIVALENTS                             (518)                      (2,330)                     (2,848)
                                                         --------       -------       -------      --------      --------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                     1,270         1,249          (755)                      1,764

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR                                         (868)         (426)       11,941                      10,647
                                                         --------       -------       -------      --------      --------
CASH AND CASH EQUIVALENTS AT
   END OF YEAR                                               $402          $823       $11,186                     $12,411
                                                         ========       =======       =======      ========      ========

                 HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATING INCOME STATEMENT
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                         HUNTSMAN                                               CONSOLIDATED
                                                         PACKAGING                    COMBINED                    HUNTSMAN
                                                        CORPORATION    COMBINED         NON-                     PACKAGING
                                                        PARENT ONLY   GUARANTORS     GUARANTORS  ELIMINATIONS   CORPORATION
                                                        -----------   ----------     ----------  ------------   ------------

SALES - Net                                              $217,991       $26,974       $61,331     $(10,617)      $295,679
COST OF SALES                                             189,414        25,011        49,698      (10,617)       253,506
                                                         --------       -------       -------     --------       --------
GROSS PROFIT                                               28,577         1,963        11,633                      42,173
TOTAL OPERATING EXPENSES                                   31,567           834         5,634                      38,035
                                                         --------       -------       -------     --------       --------
OPERATING INCOME (LOSS)                                    (2,990)        1,129         5,999                       4,138
INTEREST EXPENSE                                          (10,951)          (38)         (634)                    (11,623)
EQUITY IN EARNINGS OF SUBSIDIARIES                          6,809                                   (6,809)
OTHER INCOME (EXPENSE) - Net                               (1,502)       (2,192)          994                      (2,700)
                                                         --------       -------       -------     --------       --------
INCOME (LOSS) BEFORE INCOME TAXES,
     DISCONTINUED OPERATIONS AND
     EXTRAORDINARY ITEM                                    (8,634)       (1,101)        6,359       (6,809)       (10,185)
INCOME TAX EXPENSE (BENEFIT)                               (6,118)         (429)        1,333                      (5,214)
                                                         --------       -------       -------     --------       --------
INCOME (LOSS) BEFORE DISCONTINUED
     OPERATIONS AND EXTRAORDINARY
     ITEM                                                  (2,516)         (672)        5,026       (6,809)        (4,971)

INCOME FROM DISCONTINUED
     OPERATIONS - Net of income taxes                                                   1,783                       1,783

EXTRAORDINARY ITEM - Net of income taxes                   (1,338)                                                 (1,338)
                                                         --------       -------       -------     --------       --------
NET INCOME (LOSS)                                        $ (3,854)        $(672)       $6,809      $(6,809)      $ (4,526)
                                                         ========       =======       =======     ========       ========

                 HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)


                                                        HUNTSMAN                                              CONSOLIDATED
                                                        PACKAGING                    COMBINED                   HUNTSMAN
                                                       CORPORATION     COMBINED        NON-                     PACKAGING
                                                       PARENT ONLY    GUARANTORS    GUARANTORS  ELIMINATIONS   CORPORATION
                                                       -----------    ----------    ----------  ------------  ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES                                            $   (872)      $ 5,584      $ 15,407                   $  20,119
                                                         --------       -------      --------    ---------      ---------
CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Payments for acquisitions                              (76,165)                                                (76,165)
   Capital expenditures for plant and equipment            (6,977)         (336)       (5,461)                    (12,774)
                                                         --------       -------      --------    ---------      ---------
     Net cash used in investing activities                (83,142)         (336)       (5,461)                    (88,939)
                                                         --------       -------      --------    ---------      ---------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Principal payments on borrowings                      (113,879)       (5,674)      (12,178)                   (131,731)
   Proceeds from issuance of long-term debt               200,348                                                 200,348
                                                         --------       -------      --------    ---------      ---------
     Net cash provided by (used in) financing
       activities                                          86,469        (5,674)      (12,178)                     68,617
                                                         --------       -------      --------    ---------      ---------
EFFECT OF EXCHANGE RATE CHANGES ON
   CASH AND CASH EQUIVALENTS                                  565                       3,095                       3,660
                                                         --------       -------      --------    ---------      ---------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                         3,020          (426)          863                       3,457

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR                                       (3,888)                     11,078                       7,190
                                                         --------       -------      --------    ---------      ---------
CASH AND CASH EQUIVALENTS AT END
   OF YEAR                                               $   (868)      $  (426)     $ 11,941                   $  10,647
                                                         ========       =======      ========    =========      =========

                 HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

---------------------------------------------------------------------------------------------------------------------
DESCRIPTION                                                 ADDITIONS
-----------                                BALANCE AT      CHARGED TO         CASH
                                            BEGINNING       COSTS AND       PAYMENTS                       BALANCE AT
                                             OF YEAR        EXPENSES           MADE          OTHER        END OF YEAR
ACCUMULATED AMORTIZATION OF
INTANGIBLE ASSETS:
1998                                          $16,819         $6,125                         $(314)(2)       $22,630
1997                                           13,771          3,058                           (10)(2)        16,819
1996                                           12,175          1,613                           (17)(2)        13,771

ALLOWANCE FOR DOUBTFUL ACCOUNTS:
1998                                          $ 3,257                                        $(687)(1)       $ 2,570
1997                                            2,641         $  241                           375 (1)         3,257
1996                                            2,070            960                          (389)(1)         2,641

PLANT CLOSING ACCRUAL:
1998                                          $ 1,800         $3,900        $(3,100)                         $ 2,600
1997                                            2,300          1,800         (2,300)                           1,800
1996                                             None          2,300                                           2,300

-------------------------------------------------------------------------------------------------------------------

(1) Represents the net of accounts written off against the allowance and recoveries of previous write-offs.

(2)    Relates to write-down of goodwill.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Blessings Corporation
Newport News, Virginia:

We have audited the accompanying consolidated balance sheets of Blessings Corporation and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Blessings Corporation and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Richmond, Virginia
February 20, 1998

BLESSINGS CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------

                                                                                     December 31,
                                                                               1997                  1996
                                                                          -------------         -------------
ASSETS
Current Assets:
    Cash and cash equivalents                                             $   5,106,200         $   5,801,800
    Accounts receivable less allowance for doubtful accounts
       Of $1,603,200 and $1,541,000 for 1997 and 1996 respectively           21,632,600            22,832,200
    Inventories                                                              14,309,200            12,905,700
    Prepaid deferred taxes                                                    1,510,300             1,417,900
    Prepaid expenses                                                          1,039,900             1,723,700
                                                                          -------------         -------------
                       Total Current Assets                                  43,598,200            44,681,300
                                                                          -------------         -------------
    Property, Plant and Equipment - Net                                      89,378,200            80,573,600
    Goodwill net of accumulated amortization of $3,710,700 and
       $2,659,500 for 1997 and 1996 respectively                             22,794,600            23,845,800
    Deferred Taxes                                                            7,267,300             7,565,400
    Other Assets                                                              2,284,700             1,410,600
                                                                          -------------         -------------
                       Total Assets                                       $ 165,323,000         $ 158,076,700
                                                                          =============         =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable and accrued expenses                                 $  21,862,400         $  25,025,800
    Taxes on income                                                           1,765,400               528,700
    Current installments on long-term debt                                    3,125,000             3,744,300
    Deferred taxes                                                            1,397,000             1,024,200
                                                                          -------------         -------------
                       Total Current Liabilities                             28,149,800            30,323,000
                                                                          -------------         -------------
Long-Term Debt                                                               30,937,500            34,253,100
Deferred Taxes                                                                9,572,500             8,373,800
Deferred Supplemental Pension Liability                                       2,267,100             1,950,700
Minority Interest                                                            14,633,900            11,427,700
Commitments And Contingencies                                                        --                    --
Shareholders' equity
    4% Cumulative preferred stock, $10 par value                                     --                    --
        authorized 259 shares, none outstanding
    Common stock, $.71 par value; authorized 25,000,000 shares,               7,252,500             7,252,500
        issued 10,214,846 for 1997 and 1996 respectively
    Additional paid-in capital                                                5,968,100             6,012,900
    Translation loss                                                         (6,255,900)           (6,255,900)
    Retained earnings                                                        73,823,200            65,631,200
                                                                          -------------         -------------
                                                                             80,787,900            72,640,700
                                                                          -------------         -------------
Common Stock in Treasury, at cost - 98,046 and 80,342 shares
     For 1997 and 1996 respectively                                          (1,025,700)             (892,300)
                                                                          -------------         -------------
                       Total Shareholders' Equity                            79,762,200            71,748,400
                                                                          -------------         -------------
                       Total Liabilities and Shareholders' Equity         $ 165,323,000         $ 158,076,700
                                                                          =============         =============

See notes to consolidated financial statements.

BLESSINGS CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE YEARS ENDED DECEMBER 31, 1996,  AND 1997

--------------------------------------------------------------------------------

                                                            Year Ended             Year Ended            52 Weeks Ended
                                                         December 31, 1997      December 31, 1996       December 30, 1995
                                                         -----------------      -----------------       -----------------
Net Sales                                                   $174,756,100           $ 158,135,100          $ 156,309,400
Costs and Expenses
    Cost of sales                                            124,878,300             115,207,000            111,032,500
    Selling, general and administrative                       28,659,700              27,948,200             25,242,000
    Foreign exchange loss                                        383,600                 293,300              3,600,600
    Interest and other - net                                   2,575,900               2,466,500              2,464,200
                                                            ------------           -------------          -------------
                      Total cost and expenses                156,497,500             145,915,000            142,339,300
                                                            ------------           -------------          -------------
Earnings before provision for taxes on income
       and minority interest                                  18,258,600              12,220,100             13,970,100
                                                            ------------           -------------          -------------
Taxes on income
    Currently payable                                          5,083,100               3,902,400              6,235,600
    Deferred                                                   1,777,200                (632,900)               (86,400)
                                                            ------------           -------------          -------------
                       Total taxes on income                   6,860,300               3,269,500              6,149,200
                                                            ------------           -------------          -------------
Minority interest in net income of subsidiary                  3,206,300               3,938,700              1,935,700
                                                            ------------           -------------          -------------
Net Earnings                                                $  8,192,000           $   5,011,900          $   5,885,200
                                                            ============           =============          =============
Basic earnings per share on common stock                    $        .81           $         .49          $         .58
                                                            ============           =============          =============
Diluted earnings per share on common
   stock                                                    $        .81           $         .49          $         .58
                                                            ============           =============          =============

See notes to consolidated financial statements.

BLESSINGS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1994, 1995, 1996 AND 1997

--------------------------------------------------------------------------------

                                                                          CUMULATIVE
                                                                            FOREIGN
                                    COMMON STOCK           ADDITIONAL      CURRENCY                            TREASURY STOCK
                              ------------------------      PAID-IN       TRANSLATION       RETAINED       -----------------------
                                SHARES        AMOUNT        CAPITAL        ADJUSTMENT       EARNINGS        SHARES        AMOUNT
                              ----------    ----------    -----------     -----------     ------------     -------     -----------
Balance December 31, 1994     10,211,846    $7,250,400    $ 6,196,100     $(2,687,500)    $ 61,847,100      13,480     $  (235,900)
Dividends declared on
  common stock $.30 per
  share                               --            --             --              --       (3,054,000)         --              --
Purchase of company's
   common stock                       --            --             --              --               --      88,650      (1,110,100)
Reissuance of company's
   common stock under
   compensation plans                 --            --        (49,900)             --               --     (11,172)        195,500
Issuance of company's
   common stock upon
   exercise of options             3,000         2,100         28,700              --               --          --              --
Translation adjustment                --            --             --      (5,638,800)              --          --              --
Income tax associated
   with translation
   adjustment                         --            --             --       2,255,500               --          --              --
Net earnings                          --            --             --              --        5,885,200          --              --
                              ----------    ----------    -----------     -----------     ------------     -------     -----------
Balance December 30, 1995     10,214,846    $7,252,500    $ 6,174,900     $(6,070,800)    $ 64,678,300      90,958     $(1,150,500)
Dividends declared on
   common stock $.40
   per share                          --            --             --              --       (4,059,000)         --              --
Purchase of company's
   common stock                       --            --             --              --               --      45,350        (445,600)
Reissuance of company's
   common stock under
   compensation plans                 --            --       (162,000)             --               --     (55,966)        703,800
Translation adjustment                --            --             --        (308,500)              --          --              --
Income tax associated
   with translation
   adjustment                         --            --             --         123,400               --          --              --
Net earnings                          --            --             --              --        5,011,900          --              --
                              ----------    ----------    -----------     -----------     ------------     -------     -----------
Balance December 31, 1996     10,214,846    $7,252,500    $ 6,012,900     $(6,255,900)    $ 65,631,200      80,342     $  (892,300)
Purchase of company's
   common stock                       --            --             --              --               --      34,656        (353,000)
Reissuance of company's
   common stock under
   compensation plans                 --            --        (44,800)             --               --     (16,952)        219,600
Net earnings                          --            --             --              --        8,192,000          --              --
                              ----------    ----------    -----------     -----------     ------------     -------     -----------
Balance, December 31, 1997    10,214,846    $7,252,500    $ 5,968,100     $(6,255,900)    $ 73,823,200      98,046     $(1,025,700)
                              ==========    ==========    ===========     ===========     ============     =======     ===========

See notes to consolidated financial statements.

BLESSINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                                             YEAR ENDED             YEAR ENDED           52 WEEKS ENDED
                                                          DECEMBER 31, 1997      DECEMBER 31, 1996      DECEMBER 30, 1995
                                                          -----------------      -----------------      -----------------
Cash flows from operating activities:
  Net earnings                                               $  8,192,000          $  5,011,900          $  5,885,200
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                              10,298,300             8,539,100             7,977,100
    Amortization - goodwill                                     1,060,200             1,060,200             1,060,200
    Amortization - other                                           47,900               466,300               348,200
    Minority interest in net income
       of consolidated subsidiary                               3,206,300             3,938,700             1,935,700
    Provision for losses on accounts receivable                   394,000               613,700               216,500
    (Gain) loss on sale of assets                                  92,400               (41,800)                  800
  Change in assets and liabilities:
    (Increase) decrease in accounts receivable                    597,500            (2,543,600)           (2,739,300)
    (Increase) decrease in inventories                         (1,466,000)           (3,528,700)            5,050,100
    (Increase) decrease in prepaid expenses                       461,400              (782,600)              466,100
    Increase (decrease) in accounts payable
       and accrued expenses                                    (3,114,700)            8,876,100            (2,254,900)
    Increase (decrease) in taxes on income                        881,500              (769,000)             (195,100)
    Increase (decrease) in deferred taxes on income             1,777,200              (632,900)              (86,400)
    (Increase) decrease in other assets                          (546,100)              (33,400)             (555,100)
    Increase (decrease) in other liabilities                      264,800               183,000               237,400
                                                             ------------          ------------          ------------
Net cash provided by operating activities                      22,146,700            20,357,000            17,346,500
                                                             ------------          ------------          ------------
Cash flows from investing activities:
    (Increase) decrease in notes receivable                        25,000                25,000                    --
    Proceeds from disposition of fixed assets                     200,600               167,000                13,000
    Capital expenditures                                      (18,867,100)          (20,398,200)          (10,364,500)
                                                             ------------          ------------          ------------
Net cash required by investing activities                     (18,641,500)          (20,206,200)          (10,351,500)
                                                             ------------          ------------          ------------
Cash flows from financing activities:
    Reduction of long-term debt                                (3,934,900)          (13,245,500)          (10,258,800)
    Proceeds from  issuance of long-term debt                          --            20,000,000             6,357,400
    Issuance of common stock under stock option plan                   --                    --                30,800
    Issuance and acquisition of treasury stock                   (178,200)               96,200              (964,600)
    Dividends paid                                                     --            (4,059,000)           (4,074,600)
    Distribution to minority interest                                  --              (400,000)                   --
                                                             ------------          ------------          ------------
Net cash provided (required) by financing activities           (4,113,100)            2,391,700            (8,909,800)
                                                             ------------          ------------          ------------
Effect of exchange rate changes on cash                           (87,700)              (57,600)           (1,744,100)
                                                             ------------          ------------          ------------
Net increase (decrease) in cash and cash equivalents             (695,600)            2,484,900            (3,658,900)
Cash and cash equivalents at beginning of period                5,801,800             3,316,900             6,975,800
                                                             ------------          ------------          ------------
Cash and cash equivalents at end of period                   $  5,106,200          $  5,801,800          $  3,316,900
                                                             ============          ============          ============

See notes to consolidated financial statements

BLESSINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 1997; DECEMBER 31, 1996 AND DECEMBER 30, 1995
--------------------------------------------------------------------------------

1.     ACCOUNTING POLICIES

       A. PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned with the exception of NEPSA (see notes 2 and 14). All material intercompany profits, transactions and balances have been eliminated in consolidation. The Company is approximately 54% owned by the Williamson-Dickie Manufacturing Company. The Company has no material transactions with the Williamson-Dickie Manufacturing Company.

       B. CASH AND CASH EQUIVALENTS - The Company considers all highly-liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents.

       C. INVENTORIES - Inventories are stated at the lower of cost or market. The cost of inventories is determined by the first-in, first-out method
       (FIFO) and an average cost method.

       D. PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment, carried at cost, is depreciated over the estimated useful life of the assets. Depreciation expense is computed on a straight-line basis for book purposes. Accelerated methods are used for income tax purposes. Major improvements are capitalized and ordinary repairs and maintenance are expensed in the year incurred.

       E. ACCOUNTING PERIOD - Effective with the beginning of 1996, the Company changed its accounting periods from four weeks to one month each with the fiscal year coinciding with the calendar year. Accordingly, under the new calendar year, the Company's quarters are each comprised of three calendar months of thirteen weeks each ending March 31, June 30, September 30, and December 31. Formerly, the Company's first quarter was comprised of sixteen weeks, and the remaining three quarters were each comprised of twelve weeks. Therefore, the year ending December 30, 1995 was comprised of fifty-two weeks, while the following two years ending December 31, 1997 and 1996 were comprised of twelve months each. Due to the relative similarity of the year ending December 30, 1995 with the two following years, 1995 results were not recast.

       F. INTANGIBLES RESULTING FROM BUSINESS ACQUISITIONS - Intangible assets resulting from business acquisitions principally consist of the excess of the acquisition cost over the fair value of the net assets of the businesses acquired (goodwill). Goodwill is amortized over twenty-five years. Other intangible assets are amortized on a straight-line basis over their estimated useful lives. The carrying value of goodwill and other intangibles is evaluated if circumstances indicate a possible impairment in value. If undiscounted cash flows over the remaining amortization period indicate that goodwill and other intangibles may not be recoverable, the carrying value of goodwill and other intangibles will be reduced by the estimated shortfall of cash flows on a discounted basis.

       G. TAXES ON INCOME - The company provides deferred taxes to reflect future consequences of differences between the tax basis of assets and liabilities and their reported amounts for financial reporting purposes, in accordance with Statement of Financial Accounting Standards (SFAS) No.
       109. The significant components of deferred tax assets and liabilities are principally related to depreciation, allowance for doubtful accounts, retirement plans, inventory and accrued expenses not currently deductible.

       H. TRANSLATION OF FOREIGN CURRENCIES - In 1997 the functional currency of the Company's Mexican subsidiary changed from the peso to the dollar. As a result of this change, translation gains and losses previously recorded in shareholders' equity are recorded in income. Prior to 1997, the Company translated foreign currency financial statements by translating balance sheet accounts at the current exchange rate and income statement accounts at the average exchange rate for the year. Translation gains and losses were recorded in shareholders' equity, and transaction gains and losses were reflected in income.

       I. USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts reflected on those statements. Actual results could differ from those estimates.

       J. FINANCIAL INSTRUMENTS - The carrying amounts of assets and liabilities as reported on the balance sheet at December 31, 1997, which qualify as financial instruments, approximate fair value. The fair value of interest rate swap agreements held by the Company at year end which were not recorded on the financial statements, was $395,000 and $470,400 which represents the cash requirement to settle these agreements at December 31, 1997 and 1996, respectively.

       K.  INTEREST AND DIVIDENDS - NET -

                                            December 31,           December 31,         December 30,
                                                1997                   1996                 1995
                                            --------------------------------------------------------
       Interest expense
          (net of capitalized interest)      $3,138,900             $3,405,900            $3,122,900
       Interest income                         (563,000)              (923,200)             (658,700)
       Dividend income                               --                (16,200)                   --
       ---------------------------------------------------------------------------------------------
       Interest and dividends -
          net expense                         $2,575,900            $2,466,500            $2,464,200
       ---------------------------------------------------------------------------------------------

       Cash payments for interest were $3,215,600, $2,775,100 and $2,978,600 for the 1997, 1996, and 1995 fiscal years respectively.

       L. OTHER - The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. The adoption of this statement did not have a material impact on the earnings per share calculations for the 1997, 1996 and 1995 fiscal years. During 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The effect of adopting the new standard is not expected to be significant as the Company does not currently have material items of other comprehensive income disclosed outside the statement of operations. Also during 1997, the FASB issued SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. The statement requires enterprises to report financial and descriptive information about its operating segments, products and services, countries and major customers, as well as reconciliations of segment financial information to corresponding amounts in the general-purpose financial statements. SFAS Nos. 130 and 131 will be adopted for the Company's 1998 fiscal year.

2.     NEPSA ACQUISITION

       The Company acquired 60% of the outstanding common stock of Nacional de Envases Plasticos, S.A. de C.V., and its associated companies, collectively known as NEPSA, on July 5, 1994. The acquisition of NEPSA was accounted for using the purchase method of accounting. The allocation of the purchase price of approximately $46,000,000 resulted in an excess of $26,505,300 in goodwill which will be amortized on a straight-line basis over its estimated life of twenty-five years. Amortization of goodwill was $1,060,200 for 1997, 1996 and 1995.

       The Company had non-cash investing and financing activities associated with the NEPSA transaction by issuing 400,000 shares of additional Blessings Corporation common stock valued at $5,400,000.

       On February 9, 1998 the Company purchased the remaining 40% of NEPSA (See note 14).

3.     INVENTORIES

                                                         December 31
                                                  1997                 1996
       ------------------------------------------------------------------------
       Raw materials                          $10,189,300           $10,050,500
       Finished goods                           4,119,900             2,855,200
       ------------------------------------------------------------------------
            Total                             $14,309,200           $12,905,700
       ------------------------------------------------------------------------

4.     PROPERTY, PLANT AND EQUIPMENT

                                                              December 31
                                                        1997                  1996
       -------------------------------------------------------------------------------
       Land                                         $    629,200          $    629,200
       -------------------------------------------------------------------------------
       Buildings                                      15,614,400            15,258,800
       Machinery and equipment                       107,640,200            88,515,200
       Motor vehicles                                    647,100               621,900
       Furniture and fixtures                          4,553,800             4,403,100
       Leasehold improvements                          1,317,500               936,900
       Construction in progress                        1,688,100             6,804,700
       -------------------------------------------------------------------------------
       Gross depreciable assets                     $131,461,100          $116,540,600
       -------------------------------------------------------------------------------
       Less accumulated depreciation
         and amortization                             42,712,100            36,596,200
       -------------------------------------------------------------------------------
       Net depreciable assets                         88,749,000            79,944,400
       -------------------------------------------------------------------------------
          Net assets                                $ 89,378,200          $ 80,573,600
       -------------------------------------------------------------------------------

5.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                               December 31
                                                         1997                  1996
       -------------------------------------------------------------------------------
       Accounts payable                              $14,764,700           $16,887,200
       Salaries, wages and commission                  2,790,400             2,263,100
       Taxes, other than taxes on income                 357,400               841,800
       Interest                                          616,300               716,600
       Insurance                                         619,500             1,019,200
       Relocation and restructuring                      443,900               791,200
       Miscellaneous current liabilities               2,270,200             2,506,700
       -------------------------------------------------------------------------------
             Total                                   $21,862,400           $25,025,800
       -------------------------------------------------------------------------------

6.    LONG-TERM DEBT

                                                              December 31
                                                       1997                  1996
       ------------------------------------------------------------------------------
       6.55% note due 2002                          $10,000,000           $10,000,000
       7.22% note due 2008                           10,000,000            10,000,000
       NEPSA Credit Agreement due 2002               14,062,500            17,187,500
       Mexico bank loans due 1998
           collateralized by equipment                       --               809,900
       ------------------------------------------------------------------------------
                                                    $34,062,500           $37,997,400
       Less installments due within one year          3,125,000             3,744,300
       ------------------------------------------------------------------------------
       Total long-term debt                         $30,937,500           $34,253,100
       ------------------------------------------------------------------------------

       During 1996, the Company entered into a $20,000,000 Note Purchase Agreement with a major insurance company. Under the terms of the Note Purchase Agreement, the Company issued $10,000,000 of 7.22% senior unsecured notes due January 30, 2008 and $10,000,000 of 6.55% senior unsecured notes due January 30, 2002. Interest is payable semi-annually on January 30 and July 30 of each year. The Company is not obligated to make principal payments until January 30, 2000. The proceeds were used to repay two secured mortgages and advances under the revolving credit and to finance major capital projects.

       The Company has available a $25,000,000 two year, unsecured revolving credit agreement with major lending institutions. Borrowings under the revolving credit agreement bear interest at rates based on the London Interbank Offered Rates (LIBOR) or the prime interest lending rate. The Company had no borrowings outstanding under this agreement at December 31, 1997.

       On February 20, 1998, the Company entered into an $18,500,000 unsecured Term Loan Agreement with a major lending institution. The term loan bears interest at rates based upon either the LIBOR Rates or the Prime Rate and will be payable quarterly. Principal payments will commence on September 15, 1998 and will be payable quarterly thereafter with the final payment on June 15, 2006. The proceeds from the term loan were used to purchase the remaining 40% ownership of NEPSA (see note 14).

       The Company has short-term lines of credit of $12,000,000 available through its principal lenders. On December 31, 1997, the Company had standby letters of credit of $997,000 outstanding under the lines of credit.

       In December of 1994 and during the first half of 1995, the Company entered into five interest rate swap agreements to limit its exposure to changes in interest rates on the NEPSA Credit Agreement.

       The agreements obligate the Company to make fixed payments to a counter party which, in turn, is obligated to make variable payments to the Company. The amount to be paid or received under the terms of the swaps is measured by applying contractually agreed upon variable and fixed rates to the notional amounts of principal. The counterparty to the agreements is a major financial institution which is expected to fully perform under the terms of the agreement. The notional amounts, which decrease over the term of the agreements, are used to measure the contractual amounts to be received or paid and do not represent the amount of exposure to credit loss. The agreements terminate in 2002 and effectively convert approximately $13,900,000 of three month LIBOR-based floating rate debt to 8.21% fixed rate debt. Interest paid on these swaps was recorded as an adjustment to interest expense.

       The long-term debt agreements contain various restrictive covenants limiting the Company's ability to incur additional indebtedness or to undertake mergers and acquisitions. The agreements also include quarterly tests relating to the maintenance of net worth, cash flow and interest coverage ratios.

       The maturities on long-term debt are as follows:

       Fiscal Years                                                     Amount
       -------------------------------------------------------------------------
       1998                                                          $ 3,125,000
       1999                                                            3,125,000
       2000                                                            6,458,300
       2001                                                            6,458,300
       2002                                                            4,895,900
       2003 and after                                                 10,000,000
       -------------------------------------------------------------------------
       Total                                                         $34,062,500
       -------------------------------------------------------------------------

7.     COMMITMENTS

       At December 31, 1997, aggregate rental commitments on long-term real estate operating leases were as follows:

       Fiscal Years                                                     Amount
       -------------------------------------------------------------------------
       1998                                                           $1,291,300
       1999                                                              645,600
       2000                                                                   --
       2001                                                                   --
       2002                                                                   --
       2003 and after                                                         --
       -------------------------------------------------------------------------
       Total                                                          $1,936,900
       -------------------------------------------------------------------------

       Rent expense for the fiscal years ended December 31, 1997; December 31, 1996; and December 30, 1995, amounted to $1,362,100, $1,449,800 and
       $2,024,500 respectively. The Company has commitments to purchase raw materials over the next two years of approximately $3,800,000 per year.

8.     PENSION TRUST PLAN

       The Company sponsors a defined benefit pension plan that covers substantially all employees. The cost of the plan is borne by the Company. The plan calls for benefits to be paid to eligible employees at retirement, based primarily upon years of service with the Company and compensation rates near retirement. Contributions are intended to provide not only for benefits attributable to service to date but also for those expected to be earned in the future. Plan assets consist primarily of bonds, mortgages and common stock.

       Pension expense was $806,200, $587,800 and $459,500 in the 1997, 1996 and
       1995 fiscal years respectively. Net pension cost for the Company's qualified and nonqualified defined benefit plans for 1997, 1996 and 1995 included the following components:

                                      1997                1996              1995
       ----------------------------------------------------------------------------
       Service cost of
         current period            $   716,200        $   645,200       $   597,200
       Interest cost on
         projected benefit
         obligation                  1,235,700          1,090,300           998,100
       Actual return on
         plan assets                (1,951,600)        (1,459,700)       (1,887,300)
       Net amortization
         and deferral                  805,900            312,000           751,500
       ----------------------------------------------------------------------------
       Net periodic
         pension cost               $  806,200         $  587,800        $  459,500
       ----------------------------------------------------------------------------

       The following table sets for the plan's funded status and amounts recognized in the Company's statement of cash flows at year-end.

       Actuarial present value of benefit obligations;

                                                               1997                1996
      -------------------------------------------------------------------------------------
      Vested benefits                                      $ 15,173,600        $ 13,075,000
      Non vested benefits                                       225,200             351,100
      -------------------------------------------------------------------------------------
      Accumulated benefit obligation                       $ 15,398,800        $ 13,426,100
      Fair value of assets held in the plan                $ 16,143,000        $ 14,316,000
      Projected benefit obligation for
        services rendered to date                           (18,028,400)        (15,865,200)
      --------------------------------------------------------------------------------------
      Projected benefit obligation in excess
        of plan assets                                     $ (1,885,400)       $ (1,549,200)
      Unrecognized net loss                                   1,194,500             924,100
      Unrecognized prior service cost                           (85,000)            (92,800)
      Unrecognized net asset at
        January 1, 1988, being amortized
        over 17 years                                          (213,200)           (248,700)
      Unrecognized net obligation at
        December 31, 1994, being amortized
        over 15 years                                           740,900             808,300
      -------------------------------------------------------------------------------------
      Accrued pension cost
        included in other liabilities                      $   (248,200)       $   (158,300)
      --------------------------------------------------------------------------------------

       The weighted-average discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.5% and 5.0%, respectively, for 1997 and 1996. The expected long-term rate of return on assets was 10% of 1997 and 1996.

       During 1994 the Company adopted a Supplemental Restoration plan designed to restore pension benefits which have been limited as a result of changes in the Internal Revenue Service code of 1993 (OBRA '93).

       In December, 1990, and November, 1992, FASB issued SFAS No. 106, Employers' Accounting for Post Retirement Benefits Other Than Pensions and SFAS No. 112, Employers' Accounting for Post Employment Benefits respectively. These pronouncements do not have an effect on the Company's financial statements as the cost to the Company of providing the benefits covered in these pronouncements is not significant.

9.     PENSION SAVINGS PLAN (401K)

       The Company initiated a pension savings plan in 1988 designed to comply with Section 401(k) of the Internal Revenue Service code. Under the terms of the plan, the Company matches 50% of the employees' contribution up to a maximum of 3% of salary. The Company's matching contribution to the plan was $436,000, $378,200 and $337,900 for the 1997, 1996 and 1995
       fiscal years respectively.

10.    STOCK OPTION PLAN

       Under the Company's stock option plans, officers, directors and key employees may be granted options to purchase the Company's common stock at no less than 100% of the market price on the date the option is granted. The plans provide options to become exercisable either immediately upon grant or one year from date of grant and can be issued with or without stock appreciation rights with terms of 5 to 10 years. The Company has authorized 443,000 shares for issuance under the plans. At December 31, 1997, there were 130,750 shares available under the plans. As permitted by SFAS No. 123, Accounting for Stock Based Compensation, the Company has elected to follow APB Opinion No. 25 Accounting for Stock issued to Employees, for the measurement and recognition of employee stock-based compensation. Accordingly, no compensation cost has been recognized for the company's plans. The pro forma effect of applying SFAS 123 fair value method of measuring compensation costs to the Company's stock-based awards was not significant to reported net income and earnings per share. A summary of stock option transactions in fiscal 1997, 1996 and 1995 follows:

                                              December 31, 1997           December 31, 1996           December 30, 1995
---------------------------------------------------------------------------------------------------------------------------
                                                          Weighted                    Weighted                     Weighted
                                                           Average                     Average                      Average
                                                          Exercise                    Exercise                     Exercise
                                             Shares         Price         Shares        Price        Shares          Price
---------------------------------------------------------------------------------------------------------------------------
Outstanding beginning of the year            159,200        $12.64        134,200       $12.98        98,200         $12.85
Granted                                       67,500         10.48         79,000         9.99        46,000          13.20
Exercised                                     (6,000)        10.42        (50,000)        9.25        (3,000)          8.81
Canceled                                      (3,250)        11.93         (4,000)       14.11        (7,000)         14.38
---------------------------------------------------------------------------------------------------------------------------
Outstanding, end of the year                 217,450        $12.06        159,200       $12.64       134,200         $12.98
---------------------------------------------------------------------------------------------------------------------------
Options exercisable at year end              217,450        $12.06        134,700       $12.97        92,700         $12.89

       The following table summarizes information about stock options outstanding at December 31, 1997:

        ------------------------------------------------------------------------------------------------------------
                                                                    Options Outstanding
        ------------------------------------------------------------------------------------------------------------
                                            Number                    Weighted-Average
           Range of                       Outstanding                    Remaining                  Weighted-Average
        Exercise Prices                   at 12/31/97                 Contractual Life               Exercise Price
        ------------------------------------------------------------------------------------------------------------
        $ 8.81 - 10.88                      103,450                      5.3 Years                       $10.29
        $12.00 - 14.38                      114,000                      6.5 Years                       $12.69
        ------------------------------------------------------------------------------------------------------------

       Using the Black-Scholes model, the weighted average fair value of options granted and significant weighted-average assumptions used were as follows:

-------------------------------------------------------------------------------
                                                              1997        1996
-------------------------------------------------------------------------------
Fair market value of options granted                         $4.20       $3.51
Risk-free interest rate                                        6.5%        6.5%
Expected life (years)                                          5.0         9.0
Expected dividends                                             0.0%        3.0%
Volatility                                                    32.0%       31.8%
-------------------------------------------------------------------------------


11.    TAXES ON INCOME

       The components of income before taxes are as follows:

---------------------------------------------------------------------------------------
                                    December 31         December 31         December 30
                                        1997                1996                1995
---------------------------------------------------------------------------------------
U.S.                                $ 8,573,600         $ 4,850,000         $ 8,398,800
Foreign                               9,685,000           7,370,100           5,571,300
---------------------------------------------------------------------------------------
                                    $18,258,600         $12,220,100         $13,970,100
---------------------------------------------------------------------------------------

       Income tax expense from continuing operations consisted of the following components in the fiscal year ended on:

--------------------------------------------------------------------------------------
                                      December 31        December 31       December 30
                                          1997               1996              1995
--------------------------------------------------------------------------------------
Taxes estimated to be
   payable currently
    U.S.                               $1,759,600         $ 1,174,400       $2,553,700
    Foreign                             3,135,500           2,689,900        3,383,500
    State                                 188,000              38,100          298,400
--------------------------------------------------------------------------------------
        Total                          $5,083,100         $ 3,902,400       $6,235,600
--------------------------------------------------------------------------------------
Taxes deferred - net
    U.S.                                  886,300            $587,800           $6,500
    Foreign                               670,700         $(1,366,700)        (153,700)
    State                                 220,200             146,000           60,800
--------------------------------------------------------------------------------------
        Total                           1,777,200            (632,900)         (86,400)
--------------------------------------------------------------------------------------
                                       $6,860,300         $ 3,269,500       $6,149,200
--------------------------------------------------------------------------------------

       Temporary differences which give rise to deferred tax assets and liabilities at December 31, 1997, December 31, 1996, and December 30, 1995, are as follows:

---------------------------------------------------------------------------------------------------------------------------
                                                   1997                        1996                        1995
---------------------------------------------------------------------------------------------------------------------------
                                          Deferred       Deferred       Deferred     Deferred       Deferred     Deferred
                                            tax            tax             tax         tax            tax           tax
                                           assets       liabilities      assets     liabilities      assets     liabilities
---------------------------------------------------------------------------------------------------------------------------
Current
  Allowance for doubtful accounts         $ 562,400             --    $  554,900            --    $  427,100             --
  Compensated absences                      444,900             --       361,600            --       312,500             --
  Restricted stock                          138,400             --       111,700            --       138,600             --
  Other                                     364,600      1,397,000       389,700     1,024,200            --             --
---------------------------------------------------------------------------------------------------------------------------
       Total current                      1,510,300      1,397,000     1,417,900     1,024,200       878,200             --
---------------------------------------------------------------------------------------------------------------------------
Non-current
  Tax deductible expenses not
    charge against book income
    (primarily depreciation)                     --      9,245,900            --     8,038,900            --     $6,210,800
Income tax benefit of fixed asset
    indexation                            1,902,200             --     2,316,700            --            --             --
Loss on foreign currency translation      4,170,600             --     4,170,600            --     4,047,200             --
Other                                     1,194,500        326,600     1,078,100       334,900       382,000        923,900
---------------------------------------------------------------------------------------------------------------------------
      Total non-current                   7,267,300      9,572,500     7,565,400     8,373,800     4,429,200      7,134,700
---------------------------------------------------------------------------------------------------------------------------
Total deferred taxes                     $8,777,600    $10,969,500    $8,983,300    $9,398,000    $5,307,400     $7,134,700
---------------------------------------------------------------------------------------------------------------------------

       A reconciliation of the differences between income taxes computed at the U.S. income tax rate and the consolidated tax provision is as follows:



--------------------------------------------------------------------------------------------------------------------------
                                                  December 31, 1997         December 31, 1996         December 30, 1995
--------------------------------------------------------------------------------------------------------------------------
                                                  Amount          %          Amount         %          Amount         %
--------------------------------------------------------------------------------------------------------------------------
Tax at statutory U.S. tax rate                  $6,390,500       35.0       $4,277,000      35.0    $4,889,500        35.0
Differential due to operations outside U.S.         45,500         .3       (1,540,000)    (12.6)      892,600         6.4
State and local  taxes  net of  federal  tax       265,300        1.5          184,100       1.5       237,100         1.6
benefit
Nondeductible goodwill amortization                371,100        2.0          371,100       3.0       371,100         2.7
Other - Net                                       (212,100)      (1.2)         (22,700)      (.1)     (241,100)       (1.7)
--------------------------------------------------------------------------------------------------------------------------
Total Provision for income taxes                $6,860,300       37.6       $3,269,500      26.8    $6,149,200        44.0
--------------------------------------------------------------------------------------------------------------------------

       Cash payments for taxes were $2,994,800, $3,128,200 and $6,442,000 for the 1997, 1996 and 1995 fiscal years respectively

12.    NET EARNINGS PER SHARE

       Net earnings per share for all periods presented have been computed based upon the weighted average number of shares outstanding during the year. The following schedule represents a reconciliation of the numerator and the denominator used to calculate basic and diluted earnings per share for 1997, 1996 and 1995:

---------------------------------------------------------------------------------------------------------------------------
                                  1997                               1996                               1995
---------------------------------------------------------------------------------------------------------------------------
                     Income      Shares    Pre-Share    Income      Shares    Per-Share    Income      Shares     Per-Share
                     (Num.)     (Denom.)    Amount      (Num.)     (Denom.)    Amount      (Num.)     (Denom.)     Amount
---------------------------------------------------------------------------------------------------------------------------
Basic EPS         $8,192,000   10,117,965    $.810    $5,011,900  10,149,692    $.494    $5,885,200   10,159,088   $.579
Effect of
  Dilutive                 --      30,497                     --      20,406                     --       44,211
Options
---------------------------------------------------------------------------------------------------------------------------
Diluted EPS       $8,192,000   10,148,462    $.807    $5,011,900  10,170,098    $.493    $5,885,200   10,203,299   $.577
---------------------------------------------------------------------------------------------------------------------------

13.    QUARTERLY FINANCIAL DATA, MARKET AND DIVIDEND INFORMATION (UNAUDITED)

                                             First           Second           Third            Fourth
                                             Quarter         Quarter          Quarter          Quarter           Total
First Year Ended December 31, 1997          3 Months         3 Months         3 Months         3 Months           Year
---------------------------------------------------------------------------------------------------------------------------
Net sales                                  $45,076,700      $43,185,000     $43,707,700       $42,786,700      $174,756,100
---------------------------------------------------------------------------------------------------------------------------
Cost of sales                              $31,510,300      $30,617,400     $31,946,100       $30,804,500      $124,878,300
---------------------------------------------------------------------------------------------------------------------------
Net earnings                               $ 2,296,900      $ 1,619,800     $ 1,962,000       $ 2,313,300      $  8,192,000
---------------------------------------------------------------------------------------------------------------------------
Average number of shares outstanding        10,125,386       10,114,869      10,114,803        10,116,800        10,117,965
---------------------------------------------------------------------------------------------------------------------------
Net earnings per share                     $       .23      $       .16     $       .19       $       .23              $.81
---------------------------------------------------------------------------------------------------------------------------
Dividends paid per share                            --               --              --                --                --
---------------------------------------------------------------------------------------------------------------------------
Market price of common stock
  HIGH                                     $     11.25      $     10.75          $15.38            $15.88            $15.88
   LOW                                     $      9.25      $      9.31          $10.13            $13.75             $9.25
---------------------------------------------------------------------------------------------------------------------------
Fiscal Year Ended December 31, 1996
---------------------------------------------------------------------------------------------------------------------------
Net sales                                  $39,533,300      $36,253,400     $40,008,000       $42,340,400      $158,135,100
---------------------------------------------------------------------------------------------------------------------------
Cost of sales                              $26,337,600      $26,355,000     $30,162,600       $32,351,800      $115,207,000
---------------------------------------------------------------------------------------------------------------------------
Net earnings                               $ 2,236,700      $ 1,015,600     $ 1,177,300       $   582,300      $  5,011,900
---------------------------------------------------------------------------------------------------------------------------
Average number of shares outstanding        10,139,754       10,164,637      10,159,871        10,134,504        10,149,692
---------------------------------------------------------------------------------------------------------------------------
Net earnings per share                     $       .22      $       .10     $       .12       $       .05      $        .49
---------------------------------------------------------------------------------------------------------------------------
Dividends paid per share                   $       .10      $       .10     $       .10       $       .10      $        .40
---------------------------------------------------------------------------------------------------------------------------
Market price of common stock
  HIGH                                     $     12.00      $     14.25     $     11.00       $     11.88      $      14.25
  LOW                                      $      8.50      $      9.25     $      8.63       $      8.75      $       8.50
---------------------------------------------------------------------------------------------------------------------------

14.    SUBSEQUENT EVENT

       On February 9, 1998, the Company purchased the remaining 40% of its 60% owned subsidiary in Mexico, NEPSA for $18,500,000. Pro forma results assuming consolidation of 100% of NEPSA's earnings would have been net earnings of $10,455,300 or $1.03 per share for 1997, $7,885,600 or $.78 per share for 1996 and $6,671,900 or $.66 per share for 1995.

15.    MAJOR CUSTOMER

       A customer of the Company accounted for 44.9%, 44.6% and 46.6% of total sales in the 1997, 1996, and 1995 fiscal years respectively.

16.    SEGMENT AND GEOGRAPHIC INFORMATION

       The Company operates in one principal industry segment: the design, manufacture and sale of specialty plastics for use in a variety of disposable healthcare products, as well as in numerous industrial, agricultural and packaging end uses. The Company operates in two primary geographic areas: the United States and Mexico.

       Geographic financial information is as follows:

----------------------------------------------------------------------------
                                 1997             1996             1995
----------------------------------------------------------------------------
Net Sales to
  unaffiliated
  customers:
  United States               $120,160,100    $109,616,200      $107,877,500
  Mexico                        54,596,000      48,518,900        48,431,900
----------------------------------------------------------------------------
      Total sales             $174,756,100    $158,135,100      $156,309,400
----------------------------------------------------------------------------
Net Earnings:
  United States               $  5,519,500    $  2,903,700      $  5,479,500
  Mexico                         2,672,500       2,108,200           405,700
----------------------------------------------------------------------------
     Total earnings           $  8,192,000    $  5,011,900      $  5,885,200
----------------------------------------------------------------------------
Identifiable assets:
  United States
    (Including Goodwill)      $132,652,600    $127,292,800      $116,976,300
  Mexico                        32,670,400      30,783,900        19,117,900
----------------------------------------------------------------------------
      Total assets            $165,323,000    $158,076,700      $136,094,200
----------------------------------------------------------------------------

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER      EXHIBIT
3.1         Second Amended and Restated Articles of Incorporation of Huntsman
            Packaging (incorporated by reference to Exhibit 3.1 to Huntsman
            Packaging's Quarterly Report on Form 10-Q for the quarter ended June
            30, 1998).

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

4.2         Supplemental Indenture No. 1 to Indenture dated as of September 30,
            1997, between Huntsman Packaging, the Guarantors and the Bank of New
            York (incorporated by reference to Exhibit 4.1 to Huntsman
            Packaging's Quarterly Report on Form 10-Q for the quarter ended June
            30, 1998).

4.3         Supplemental Indenture No. 2 to Indenture dated as of September 30,
            1997, between Huntsman Packaging, the Guarantors and the Bank of New
            York (incorporated by reference to Exhibit 4.2 to Huntsman
            Packaging's Quarterly Report on Form 10-Q for the quarter ended June
            30, 1998).

4.4         Form of Exchange Notes (incorporated by reference to Exhibit A-2 to
            Exhibit 4.1)).

4.5 Registration Rights Agreement, dated as of September 19, 1997, by and among Huntsman Packaging, BT Alex. Brown Incorporated and Chase
            Securities Inc. (incorporated by reference to Exhibit 4.3 to
            Huntsman Packaging's registration statement on Form S-4 (File No.
            333-40067)).

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

10.3 Amended and Restated Credit Agreement, dated as of May 14, 1998, among Huntsman Packaging, the various lenders party thereto (the
            "Lenders") and The Chase Manhattan Bank, as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.1 to Huntsman
            Packaging's Quarterly Report on Form 10-Q for the quarter ended June
            30, 1998).

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

10.7        Indemnity, Subrogation and Contribution Agreement, dated September
            30, 1997, among Huntsman Packaging, each subsidiary of Huntsman
            Packaging party thereto and The Chase Manhattan Bank, as Collateral
            Agent for the Secured Parties (incorporated by reference to Exhibit
            10.7 to Huntsman Packaging's registration statement on Form S-4
            (File No. 333-40067)).

10.8        Form of Option Cancellation and Restricted Stock Purchase Agreement *(1)

10.9        Employment Agreement between Huntsman Packaging and Jack E. Knott  *(1)

10.10       1998 Huntsman Packaging Corporation Stock Option Plan.*(1)

21          Subsidiaries of Huntsman Packaging.*

27          Financial Data Schedule.*

*       Filed with this report.

(1) Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.