Form 10-Q
period 1999-03-31
HUNTSMAN PACKAGING CORP
filed 1999-05-12
CIK 1049442

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    --------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to __________.


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

Yes  [X]    No  [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On April 30, 1999, there were 1,000,001 outstanding shares of the registrant's Class A Common Stock, 6,999 outstanding shares of the registrant's Class B Common Stock and 49,511 outstanding shares of the registrant's Class C Common Stock.
================================================================================

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
AS OF MARCH 31, 1999 AND DECEMBER 31, 1998 (DOLLARS IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------


                                                                                       March 31,        December 31,
                                                                                          1999              1998
                                                                                      ------------      ------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                        $     10,662            19,217
     Receivables, net of allowances of $2,224 and $2,570, respectively                      95,382            89,381
     Inventories                                                                            72,197            65,892
     Income taxes receivable                                                                 4,529             7,365
     Deferred income taxes                                                                   3,554             3,605
     Prepaid expenses and other                                                              1,935             3,063
                                                                                      ------------      ------------

         Total current assets                                                              188,259           188,523

PLANT AND EQUIPMENT - Net                                                                  301,958           300,334

INTANGIBLE ASSETS - Net                                                                    219,176           221,290

OTHER ASSETS                                                                                21,302            24,125
                                                                                      ------------      ------------

TOTAL ASSETS                                                                          $    730,695      $    734,272
                                                                                      ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade accounts payable                                                           $     34,134      $     43,186
     Accrued liabilities                                                                    33,136            33,576
     Current portion of long-term debt                                                      12,563            11,406
     Due to affiliates                                                                       1,397             7,000
                                                                                      ------------      ------------

         Total current liabilities                                                          81,230            95,168

LONG-TERM DEBT - Net of current portion                                                    518,056           513,530

OTHER LIABILITIES                                                                           12,246            11,394

DEFERRED INCOME TAXES                                                                       43,608            42,423
                                                                                      ------------      ------------

         Total liabilities                                                                 655,140           662,515
                                                                                      ------------      ------------

REDEEMABLE COMMON STOCK - Class C nonvoting, no par value; 60,000 shares authorized; 49,511 and 11,700 shares outstanding, respectively,
         net of related stockholder notes receivable of $2,662 in 1999                       2,289             1,170
                                                                                      ------------      ------------

STOCKHOLDERS' EQUITY:
     Common stock - Class A voting, no par value; 1,200,000 shares authorized;
         1,000,001 shares outstanding                                                       63,161            63,161
     Common stock - Class B voting, no par value; 10,000 shares authorized;
         6,999 shares outstanding                                                              515               515
     Retained earnings                                                                      16,002            13,731
     Stockholder note receivable                                                              (434)             (434)
     Foreign currency translation adjustment                                                (5,978)           (6,386)
                                                                                      ------------      ------------

         Total stockholders' equity                                                         73,266            70,587
                                                                                      ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $    730,695      $    734,272
                                                                                      ============      ============


See notes to consolidated condensed financial statements.

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED INCOME STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------


                                                             Three Months Ended
                                                                  March 31,
                                                        ----------------------------
                                                           1999              1998
                                                        ----------        ----------
SALES - Net                                             $  174,443        $  138,518

COST OF SALES                                              137,400           117,177
                                                        ----------        ----------

     Gross profit                                           37,043            21,341
                                                        ----------        ----------

OPERATING EXPENSES:
     Administration and other                               11,001             5,745
     Sales and marketing                                     6,186             5,231
     Research and development                                1,464               970
                                                        ----------        ----------

         Total operating expenses                           18,651            11,946
                                                        ----------        ----------

OPERATING INCOME                                            18,392             9,395

INTEREST EXPENSE                                           (10,222)           (5,674)

OTHER INCOME (EXPENSE) - Net                                (1,984)              258
                                                        ----------        ----------

INCOME BEFORE INCOME TAXES
     AND DISCONTINUED OPERATIONS                             6,186             3,979

INCOME TAX PROVISION                                         3,915             1,868
                                                        ----------        ----------

INCOME BEFORE
     DISCONTINUED OPERATIONS                                 2,271             2,111

INCOME FROM DISCONTINUED
     OPERATIONS (net of income taxes
     of $216)                                                                    326
                                                        ----------        ----------


NET INCOME                                              $    2,271        $    2,437
                                                        ==========        ==========


See notes to consolidated condensed financial statements.

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------


                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                    -------------------------
                                                                                      1999             1998
                                                                                    --------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                     $  2,271         $  2,437
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
         Depreciation and amortization                                                 8,443            4,942
         Deferred income taxes                                                         1,236              483
         Provision for losses on accounts receivable                                    (346)            (258)
         Changes in assets and liabilities - net of effects of acquisitions:
              Receivables                                                             (5,655)          10,907
              Inventories                                                             (6,305)          (1,512)
              Prepaid expenses and other                                               1,128             (226)
              Other assets                                                             2,823             (565)
              Trade accounts payable                                                  (9,052)           6,771
              Accrued liabilities                                                       (440)           5,348
              Due to affiliates                                                       (5,603)          (5,535)
              Income taxes payable/receivable                                          2,836             (938)
              Other liabilities                                                          853             (639)
                                                                                    --------         --------

                  Net cash provided by (used in) operating activities                 (7,811)          21,215
                                                                                    --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures for plant and equipment                                     (8,120)          (9,477)
     Payments for certain net assets of Ellehammer Industries                             --           (7,259)
                                                                                    --------         --------

                  Net cash used in investing activities                               (8,120)         (16,736)
                                                                                    --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of Class C nonvoting common stock                      1,119
     Principal payments on borrowings                                                 (2,313)
     Proceeds from issuance of long-term debt                                          7,996            6,148
                                                                                    --------         --------

                  Net cash provided by financing activities                            6,802            6,148
                                                                                    --------         --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
     AND CASH EQUIVALENTS                                                                574              251
                                                                                    --------         --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (8,555)          10,878

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        19,217           12,411
                                                                                    --------         --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $ 10,662         $ 23,289
                                                                                    ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Cash paid (received) during the period for:
         Interest                                                                   $  7,487         $  2,617
                                                                                    ========         ========
         Income taxes                                                               $   (992)        $    385
                                                                                    ========         ========


See notes to consolidated condensed financial statements.

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


1.    BASIS OF PRESENTATION

      The accompanying consolidated condensed financial statements have been prepared, without audit, in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. The information reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial position of Huntsman Packaging Corporation and its subsidiaries ("Huntsman Packaging") for the periods indicated, such adjustments being of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for a full fiscal year.

      Certain information in footnote disclosures normally included in financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These statements should be read in conjunction with Huntsman Packaging's Annual Report on Form 10-K for the year ended December 31, 1998.


2.    INVENTORIES

      Inventories are valued at the lower of cost (on a first-in, first-out basis) or market. Inventories on March 31, 1999 and December 31, 1998 consisted of the following (in thousands):


                                     March 31,        December 31,
                                       1999               1998
                                   ------------       ------------
            Finished goods         $     40,924       $     37,830
            Raw materials                25,405             21,318
            Work-in-process               5,868              6,744
                                   ------------       ------------
            Total                  $     72,197       $     65,892
                                   ============       ============

3.    ACQUISITIONS

      ELLEHAMMER INDUSTRIES LTD. AND ELLEHAMMER PACKAGING INC. - On March 12, 1998, we acquired certain assets and assumed certain liabilities of Ellehammer Industries Ltd. and Ellehammer Packaging Inc. (collectively, the "Ellehammer Acquisition") for cash of approximately $7.9 million. The acquisition was accounted for using the purchase method of accounting. Accordingly, results of operations are included in the accompanying consolidated condensed financial statements from the date of acquisition. We did not record any goodwill in this acquisition.

      BLESSINGS CORPORATION - On May 19, 1998, in accordance with an Agreement and Plan of Merger dated, April 1, 1998, we acquired Blessings Corporation ("Blessings") by merging our wholly-owned subsidiary, VA Acquisition Corp., with and into Blessings (the "Blessings Acquisition"). Blessings then became our wholly-owned subsidiary and Blessings changed its name to Huntsman Edison Films Corporation. The aggregate purchase price for Blessings was approximately $270 million (including the assumption of approximately $57 million of Blessings' existing indebtedness). In connection with the Blessings Acquisition, we incurred transaction costs of approximately $17 million. The financing for the Blessings Acquisition was provided under our $510 million Amended and Restated Credit Agreement. The acquisition was accounted for using the purchase method of accounting. Accordingly, the results of operations are included in the accompanying consolidated financial statements from the date of acquisition. We recorded goodwill and intangible assets of approximately $168.7 million in this acquisition, which are being amortized on a straight-line basis over 10 to 30 years.

      The following pro forma information for the three months ended March 31, 1998 presents our results of operations as if the Blessings Acquisition had occurred at the beginning of 1998. The results of operations give effect to certain adjustments, including amortization of intangible assets, depreciation expense, interest expense on debt borrowings to fund the acquisition and income taxes. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the applicable period or of the results which may occur in the future.

         Pro forma results of operations (in thousands):

                  Sales - net                                 $183,418
                  Operating income                              14,033
                  Income before discontinued operations          1,151

4.    RECENT ACCOUNTING PRONOUNCEMENT

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that derivative instruments be recorded on the balance sheet as either an asset or liability, measured at fair market value, and that changes in a derivative's fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. We expect that the adoption of this statement will not have a material effect on our consolidated condensed financial statements.

5.    COMPREHENSIVE INCOME

      We have adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components. The following table reports comprehensive income for the three months ended March 31, 1999 and 1998 (in thousands).

                                                                        1999           1998
                                                                     ---------      ---------
            Net income                                               $   2,271      $   2,437
            Other comprehensive income (expense):
                     Foreign currency translation adjustments              408           (506)
                                                                     ---------      ---------

            Comprehensive income                                     $   2,679      $   1,931
                                                                     =========      =========


6.    OTHER EXPENSE

      We hold investments in marketable securities that are designated as trading securities. For the three months ended March 31, 1999, unrealized losses of approximately $2.0 million on these investments are included in other income (expense), net.

7.    OPERATING SEGMENTS

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

      Sales and transfers between our segments are eliminated in consolidation. We evaluate performance of the operating segments based on profit or loss before income taxes, not including nonrecurring gains or losses. Our reportable segments are managed separately with separate management teams, because each segment has differing products, customer requirements, technology and marketing strategies.

      Segment profit or loss and segment assets as of and for the three months ended March 31, 1999 and 1998 are presented in the following table (in thousands).

                                       DESIGN       INDUSTRIAL      SPECIALTY      CORPORATE/       TOTAL
                                      PRODUCTS         FILMS          FILMS          OTHER
      1999
      Net sales to customers         $ 37,934        $33,747        $102,762                       $174,443
      Intersegment sales                  906            307           1,367       $ (2,580)
      Total net sales                  38,840         34,054         104,129         (2,580)        174,443
      Depreciation and
          amortization                  2,009          1,115           4,574            745           8,443
      Interest expense                    799             87           3,452          5,884          10,222
      Segment profit                    2,071          3,969          13,205        (13,059)          6,186
      Segment total assets            154,433         84,645         434,344         57,273         730,695
      Capital expenditures              2,286          1,717           3,132            985           8,120

      1998
      Net sales to customers         $ 23,045        $39,209        $ 76,264                       $138,518
      Intersegment sales                  237          1,748             173       $ (2,158)
      Total net sales                  23,282         40,957          76,437         (2,158)        138,518
      Depreciation and                    531          1,436           1,949          1,026           4,942
          amortization
      Interest expense                      1             67               7          5,599           5,674
      Segment profit                    2,527          3,311           7,824         (9,683)          3,979
      Segment total assets             58,434         81,465         195,238         59,580         394,717
      Capital expenditures              2,892          1,205           4,559            821           9,477

A reconciliation of the totals reported for the operating segments to our totals reported in the consolidated condensed financial statements is as follows (in thousands):

                                                                    1999              1998
                                                               ------------      ------------
            PROFIT OR LOSS

            Total profit for reportable segments               $     19,245      $     13,662
            Unallocated amounts:
               Corporate expenses                                    (7,175)           (4,084)
               Interest expense                                      (5,884)           (5,599)
                                                               ------------      ------------
               Income before taxes and
                  discontinued operations                      $      6,186      $      3,979
                                                               ============      ============

            ASSETS
            Total assets for reportable segments               $    673,422      $    335,137
            Intangible assets not allocated to segments              17,206            15,338
            Net effect of discontinued operations                        --            28,640
            Other unallocated assets                                 40,067            44,242
                                                               ------------      ------------
                  Total consolidated assets                    $    730,695      $    423,357
                                                               ============      ============


8.    STOCK SALE AND CANCELLATION OF STOCK OPTIONS

      During the first quarter of 1999, we sold 12,188 shares of Class C common stock to certain officers of Huntsman Packaging for $100 per share, the estimated fair value of the shares on the date of purchase. In addition, we redeemed 600 shares of Class C common stock for $100 per share from one officer.

      On February 22, 1999, we entered into Option Cancellation and Restricted Stock Purchase Agreements with certain officers of Huntsman Packaging holding options to purchase 26,223 shares of Class C common stock. Under the agreements, options to purchase an aggregate of 26,223 shares of Class C common stock were cancelled and 26,223 shares of Class C common stock were sold to certain option holders for $100 per share, the estimated fair market value of the shares on the date of purchase. The purchase price for the shares was paid by delivery of promissory notes to Huntsman Packaging. The 26,223 shares purchased are subject to repurchase rights of Huntsman Packaging that will lapse under conditions substantially the same as the vesting conditions of the options. The repurchase rights for 13,117 shares lapse on a straight-line basis over a five-year period commencing January 1, 1998. The repurchase rights for the remaining 13,116 shares lapse over the same five years, subject to achievement of certain Huntsman Packaging performance criteria, or if the performance criteria are not met, on December 31, 2007. The shares of Class C common stock are subject to essentially the same restrictions and put options as the other outstanding Class C common shares.

      Additionally, options to purchase 2,622 shares of Class C common stock were cancelled during the first quarter of 1999.

9.    CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

      The following condensed consolidating financial statements present, in separate columns, financial information for (i) Huntsman Packaging (on a parent only basis), with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries (as specified in the Indenture, dated September 30, 1997 (the "Indenture") relating to Huntsman Packaging's $125 million senior subordinated notes (the "Notes")) on a combined basis, with any investments in non-guarantor subsidiaries specified in the Indenture recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for Huntsman Packaging and its subsidiaries on a consolidated basis, and (v) Huntsman Packaging on a consolidated basis, in each case as of March 31, 1999 and December 31, 1998 and for the three months ended March 31, 1999 and 1998. The Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary and each guarantor subsidiary is wholly-owned, directly or indirectly, by Huntsman Packaging. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to Huntsman Packaging. The condensed consolidating financial statements are presented herein, rather than separate financial statements for each of the guarantor subsidiaries, because management believes that separate financial statements relating to the guarantor subsidiaries are not material to investors.

      On January 1, 1999, two of our guarantor subsidiary companies, Huntsman Deerfield Films Corporation and Huntsman United Films Corporation, were merged with and into Huntsman Packaging. Accordingly, these former guarantor subsidiary companies are now included as part of the Huntsman Packaging Parent Only column for all periods presented.

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATING CONDENSED BALANCE SHEET
MARCH 31, 1999 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------


                                                   Huntsman                      Combined                       Consolidated
                                                  Packaging        Combined         Non-                          Huntsman
                                                 Corporation      Guarantor      Guarantor                        Packaging
                                                 Parent Only    Subsidiaries    Subsidiaries    Eliminations     Corporation
                                                ------------    ------------    ------------    ------------    ------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                    $      1,615    $         94    $      8,953                    $     10,662
   Receivables                                        61,056          17,040          17,286                          95,382
   Inventories                                        57,198           5,905           9,094                          72,197
   Prepaid expenses and other                          1,233             392             310                           1,935
   Income taxes receivable                             3,112             725             692                           4,529
   Deferred income taxes                               4,058             803          (1,307)                          3,554
                                                ------------    ------------    ------------                    ------------
      Total current assets                           128,272          24,959          35,028                         188,259
PLANT AND EQUIPMENT - Net                            178,375          71,544          52,039                         301,958
INTANGIBLE ASSETS - Net                               54,547         145,756          18,873                         219,176
INVESTMENT IN SUBSIDIARIES                            44,883                                    $    (44,883)
OTHER ASSETS                                          16,638             142           4,522                          21,302
                                                ------------    ------------    ------------    ------------    ------------
TOTAL                                           $    422,715    $    242,401    $    110,462    $    (44,883)   $    730,695
                                                ============    ============    ============    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Trade accounts payable                       $     21,744    $      4,916    $      7,474                    $     34,134
   Accrued liabilities                                27,725           1,429           3,982                          33,136
   Current portion of long-term debt                   9,750                           2,813                          12,563
   Due to (from) affiliates                          (32,487)         24,353           9,531                           1,397
                                                ------------    ------------    ------------                    ------------
     Total current liabilities                        26,732          30,698          23,800                          81,230
LONG-TERM DEBT                                       285,689         187,400          44,967                         518,056
OTHER LIABILITIES                                      7,644           3,170           1,432                          12,246
DEFERRED INCOME TAXES                                 27,095          13,657           2,856                          43,608
                                                ------------    ------------    ------------                    ------------
     Total liabilities                               347,160         234,925          73,055                         655,140
                                                ------------    ------------    ------------                    ------------

REDEEMABLE COMMON STOCK                                2,289                                                           2,289
                                                ------------                                                    ------------

STOCKHOLDERS' EQUITY:
   Common stock                                       63,676           6,357          29,241    $    (35,598)         63,676
   Retained earnings                                  16,002           1,130          12,659         (13,789)         16,002
   Stockholder note receivable                          (434)                                                           (434)
   Foreign currency translation adjustment            (5,978)            (11)         (4,493)          4,504          (5,978)
                                                ------------    ------------    ------------    ------------    ------------
     Total stockholders' equity                       73,266           7,476          37,407         (44,883)         73,266
                                                ------------    ------------    ------------    ------------    ------------
TOTAL                                           $    422,715    $    242,401    $    110,462    $    (44,883)   $    730,695
                                                ============    ============    ============    ============    ============

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATING CONDENSED BALANCE SHEET
DECEMBER 31, 1998 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------


                                                   HUNTSMAN                                                     CONSOLIDATED
                                                  PACKAGING                       COMBINED                        HUNTSMAN
                                                 CORPORATION      COMBINED          NON-                         PACKAGING
                                                 PARENT ONLY     GUARANTORS      GUARANTORS     ELIMINATIONS    CORPORATION
                                                ------------    ------------    ------------    ------------    ------------

ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                    $      7,381    $        525    $     11,311                    $     19,217
   Receivables                                        59,667          13,650          16,064                          89,381
   Inventories                                        50,243           5,994           9,655                          65,892
   Prepaid expenses and other                          2,090             680             293                           3,063
   Income taxes receivable                             4,230           1,868           1,267                           7,365
   Deferred income taxes                               4,059             803          (1,257)                          3,605
                                                ------------    ------------    ------------                    ------------
      Total current assets                           127,670          23,520          37,333                         188,523
PLANT AND EQUIPMENT - Net                            173,850          73,589          52,895                         300,334
INTANGIBLE ASSETS - Net                               55,142         147,140          19,008                         221,290
INVESTMENT IN SUBSIDIARIES                            42,959                                    $    (42,959)
OTHER ASSETS                                          17,582             143           6,400                          24,125
                                                ------------    ------------    ------------    ------------    ------------
TOTAL ASSETS                                    $    417,203    $    244,392    $    115,636    $    (42,959)   $    734,272
                                                ============    ============    ============    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Trade accounts payable                       $     26,698    $      6,760    $      9,728                    $     43,186
   Accrued liabilities                                25,064           2,401           6,111                          33,576
   Current portion of long-term debt                   8,875                           2,531                          11,406
   Due to (from) affiliates                          (21,224)         18,111          10,113                           7,000
                                                ------------    ------------    ------------                    ------------
     Total current liabilities                        39,413          27,272          28,483                          95,168
LONG-TERM DEBT - Net of current portion              273,519         194,200          45,811                         513,530
OTHER LIABILITIES                                      6,740           3,171           1,483                          11,394
DEFERRED INCOME TAXES                                 25,774          13,658           2,991                          42,423
                                                ------------    ------------    ------------                    ------------
     Total liabilities                               345,446         238,301          78,768                         662,515
                                                ------------    ------------    ------------                    ------------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE COMMON STOCK                                1,170                                                           1,170
                                                ------------    ------------    ------------                    ------------

STOCKHOLDERS' EQUITY:
   Common stock                                       63,676           6,357          29,241    $    (35,598)         63,676
   Retained earnings                                  13,731            (255)         12,641         (12,386)         13,731
   Shareholder note receivable                          (434)                                                           (434)
   Foreign currency translation adjustment            (6,386)            (11)         (5,014)          5,025          (6,386)
                                                ------------    ------------    ------------    ------------    ------------
     Total stockholders' equity                       70,587           6,091          36,868         (42,959)         70,587
                                                ------------    ------------    ------------    ------------    ------------
TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                       $    417,203    $    244,392    $    115,636    $    (42,959)   $    734,272
                                                ============    ============    ============    ============    ============

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATING CONDENSED INCOME STATEMENT
FOR THE THREE MONTHS ENDED MARCH 31, 1999 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------


                                           Huntsman                       Combined                      Consolidated
                                          Packaging       Combined           Non-                         Huntsman
                                         Corporation      Guarantor       Guarantor                       Packaging
                                         Parent Only    Subsidiaries    Subsidiaries    Eliminations     Corporation
                                        ------------    ------------    ------------    ------------    ------------
SALES - Net                             $    118,722    $     31,622    $     26,679    $     (2,580)   $    174,443
COST OF SALES                                 97,278          22,390          20,312          (2,580)        137,400
                                        ------------    ------------    ------------    ------------    ------------

    Gross profit                              21,444           9,232           6,367                          37,043
OPERATING EXPENSES                            13,703           2,538           2,410                          18,651
                                        ------------    ------------    ------------                    ------------

OPERATING INCOME                               7,741           6,694           3,957                          18,392
INTEREST EXPENSE                              (5,890)         (3,445)           (887)                        (10,222)
EQUITY IN EARNINGS OF SUBSIDIARIES             1,403                                          (1,403)
OTHER EXPENSE - Net                             (204)             (1)         (1,779)                         (1,984)
                                        ------------    ------------    ------------    ------------    ------------

INCOME BEFORE INCOME TAXES                     3,050           3,248           1,291          (1,403)          6,186
INCOME TAX PROVISION                             779           1,863           1,273                           3,915
                                        ------------    ------------    ------------    ------------    ------------

NET INCOME                              $      2,271    $      1,385    $         18    $     (1,403)   $      2,271
                                        ============    ============    ============    ============    ============

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATING CONDENSED INCOME STATEMENT
FOR THE THREE MONTHS ENDED MARCH 31, 1998 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------


                                                        Huntsman                        Combined                      Consolidated
                                                        Packaging       Combined          Non-                          Huntsman
                                                       Corporation      Guarantor       Guarantor                      Packaging
                                                       Parent Only    Subsidiaries    Subsidiaries    Eliminations    Corporation
                                                      ------------    ------------    ------------    ------------    ------------
SALES - Net                                           $    125,750    $        351    $     14,601    $     (2,184)   $    138,518
COST OF SALES                                              106,819             334          12,208          (2,184)        117,177
                                                      ------------    ------------    ------------    ------------    ------------

    Gross profit                                            18,931              17           2,393                          21,341
OPERATING EXPENSES                                          10,883              37           1,026                          11,946
                                                      ------------    ------------    ------------                    ------------

OPERATING INCOME (LOSS)                                      8,048             (20)          1,367                           9,395
INTEREST EXPENSE                                            (5,606)                            (68)                         (5,674)
EQUITY IN EARNINGS OF SUBSIDIARIES                           1,006                                          (1,006)
OTHER INCOME  - Net                                             47                             211                             258
                                                      ------------    ------------    ------------    ------------    ------------


INCOME (LOSS) BEFORE INCOME TAXES AND DISCONTINUED
     OPERATIONS                                              3,495             (20)          1,510          (1,006)          3,979
INCOME TAX PROVISION (BENEFIT)                               1,058              (8)            818                           1,868
                                                      ------------    ------------    ------------    ------------    ------------


NET INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS
                                                             2,437             (12)            692          (1,006)          2,111

INCOME FROM DISCONTINUED OPERATIONS (net of income
     taxes of $216)                                                                            326                             326
                                                      ------------    ------------    ------------    ------------    ------------


NET INCOME (LOSS)                                     $      2,437    $        (12)   $      1,018    $     (1,006)   $      2,437
                                                      ============    ============    ============    ============    ============

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1999 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------


                                                         Huntsman                     Combined                    Consolidated
                                                        Packaging      Combined          Non-                        Huntsman
                                                       Corporation    Guarantor       Guarantor                     Packaging
                                                       Parent Only   Subsidiaries   Subsidiaries   Eliminations    Corporation
                                                      ------------   ------------   ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES                  $    (13,326)  $      7,205   $     (1,690)                 $     (7,811)
                                                      ------------   ------------   ------------                  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures for plant and equipment             (6,603)          (836)          (681)                       (8,120)
                                                      ------------   ------------   ------------                  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock                1,119                                                       1,119
   Net proceeds from issuance (payments) of
     long-term debt                                         13,045         (6,800)          (562)                        5,683
                                                      ------------   ------------   ------------                  ------------

   Net cash provided by (used in) financing
     activities                                             14,164         (6,800)          (562)                        6,802
                                                      ------------   ------------   ------------                  ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
   EQUIVALENTS                                                  (1)                          575                           574
                                                      ------------   ------------   ------------                  ------------


NET DECREASE IN CASH AND CASH EQUIVALENTS
                                                            (5,766)          (431)        (2,358)                       (8,555)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             7,381            525         11,311                        19,217
                                                      ------------   ------------   ------------                  ------------

CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                     $      1,615   $         94   $      8,953                  $     10,662
                                                      ============   ============   ============                  ============

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1998 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------


                                                         Huntsman                    Combined                    Consolidated
                                                        Packaging      Combined         Non-                       Huntsman
                                                       Corporation    Guarantor      Guarantor                    Packaging
                                                       Parent Only   Subsidiaries   Subsidiaries   Eliminations  Corporation
                                                      ------------   ------------   ------------   ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES                  $     19,652   $         (2)  $      1,565                 $     21,215
                                                      ------------   ------------   ------------                 ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for certain net assets of Ellehammer
     Industries                                             (7,259)                                                    (7,259)
   Capital expenditures for plant and equipment             (7,994)                       (1,483)                      (9,477)
                                                      ------------                  ------------                 ------------
     Net cash used in investing activities                 (15,253)                       (1,483)                     (16,736)
                                                      ------------                  ------------                 ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                  6,148                                                      6,148
                                                      ------------                                               ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
   EQUIVALENTS                                                (506)           (15)           772                          251
                                                      ------------   ------------   ------------                 ------------


NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                              10,041            (17)           854                       10,878

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD
                                                             1,206             19         11,186                       12,411
                                                      ------------   ------------   ------------                 ------------

CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                     $     11,247   $          2   $     12,040                 $     23,289
                                                      ============   ============   ============                 ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 10-K"). This section contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our plans, objectives, goals, strategies and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under "Cautionary Statement for Forward-Looking Information" below and elsewhere in this report.

GENERAL

         Huntsman Packaging Corporation derives its revenues, earnings and cash flows from the sale of film and flexible packaging products throughout the world. Huntsman Packaging manufactures these products at its facilities located in North America, Europe and Australia. Huntsman Packaging's sales have grown primarily as a result of strategic acquisitions made over the past several years, increased levels of production at acquired facilities and the overall growth in the market for film and flexible packaging products. Our most recent acquisitions include the 1997 acquisition of Huntsman Polymers Corporation's CT Film division (the "CT Film Acquisition"), and our 1998 acquisitions of Ellehammer Industries, Ltd. and Ellehammer Packaging Inc. (collectively, the "Ellehammer Acquisition") and Blessings Corporation (the "Blessings Acquisition").

         In order to further benefit from these recent acquisitions, we ceased operations at certain less efficient manufacturing facilities and relocated equipment to more efficient facilities. In addition, we sold certain assets and restructured and consolidated our operations and administrative functions. As a result of these activities, we increased manufacturing efficiencies and product quality, reduced costs, and increased operating profitability. As described in the 1998 10-K, we also undertook certain significant divestitures and closures of manufacturing facilities during 1998.

RESULTS OF OPERATIONS

         The following table sets forth net sales and expenses, and such amounts as a percentage of net sales, for the three months ended March 31, 1999 and 1998 (dollars in millions).

                                                Three Months Ended March 31,
                                  ----------------------------------------------------------
                                             1999                            1998
                                  --------------------------      --------------------------
                                                      % of                            % of
                                       $             Sales             $             Sales
                                  ----------      ----------      ----------      ----------
Sales--net                        $    174.4           100.0%     $    138.5           100.0%
Cost of sales                          137.4            78.8           117.2            84.6
                                  ----------      ----------      ----------      ----------
Gross profit                            37.0            21.2            21.3            15.4
Total operating expenses                18.6            10.7            11.9             8.6
                                  ----------      ----------      ----------      ----------
Operating income                  $     18.4            10.5%     $      9.4             6.8%
                                  ==========      ==========      ==========      ==========

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

     Net Sales

         Net sales increased by $35.9 million, or 25.9%, from $138.5 million, for the first quarter of 1998, to $174.4 million, for the three months ended March 31, 1999. The increase was primarily due to the Blessings Acquisition in May 1998. Operations acquired as part of the Blessings Acquisition are included in our specialty films and design products operating segments. The Blessings Acquisition accounted for aggregate increased net sales of approximately $43.5 million in 1999. Excluding the sales increases resulting from the Blessings Acquisition, sales volumes were virtually unchanged in the first quarter of 1999 compared to the same period in 1998. Our average selling prices were approximately 5.2% lower in the first quarter of 1999 as compared to the first quarter of 1998, also excluding the effects of the Blessings Acquisition. In the markets we serve, the average selling price of our products generally increases or decreases as the price of resins, our primary raw material, increases or decreases. While the resins market experienced a general price increase in the first quarter of 1999, the average price of resins in that quarter remained significantly below the average price of resins during the first quarter of 1998.

     Gross Profit

         Gross profit increased by $15.7 million, or 73.7%, from $21.3 million, for the first quarter of 1998, to $37.0 million, for the three months ended March 31, 1999. The increase was due primarily to increased sales volume resulting from the Blessings Acquisition in May 1998. In addition, our industrial and specialty films operating segments have increased their gross profit through integration and rationalization of acquired and existing facilities, realization of purchasing and operational synergies associated with the recent acquisitions, and improved manufacturing performance. These increases were offset by lower first quarter gross profit in our design products operating segment, as compared to 1998, excluding the effects of the Blessings Acquisition.

     Total Operating Expenses

         Total operating expenses increased by $6.7 million, or 56.3%, from $11.9 million, for the first quarter of 1998, to $18.6 million, for the three months ended March 31, 1999. The increase was due primarily to additional operating expenses resulting from the recent acquisitions.

     Operating Income

         Operating income increased by $9.0 million, or 95.7%, from $9.4 million, for the first quarter of 1998, to $18.4 million, for the three months ended March 31, 1999, due to the factors discussed above.

     Interest Expense

         Interest expense increased by $4.5 million, or 78.9%, from $5.7 million, for the first quarter of 1998, to $10.2 million, for the three months ended March 31, 1999. The increase was primarily due to additional interest expense on increased long-term debt incurred in connection with the recent acquisitions.

     Other Income (Expense)

         Other income (expense) changed from income of $0.3 million for the first quarter of 1998 to expense of $2.0 million for the first quarter of 1999, an increase in expense of $2.2 million. The increase was due to unrealized losses of $2.0 million on investments in trading securities in the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

         In September 1997, Huntsman Packaging issued $125 million of 9.125% unsecured senior subordinated notes due October 1, 2007 (the "Notes") and entered into a $225 million credit facility with The Chase Manhattan Bank ("Chase") and certain financial institutions party thereto (the "Credit Agreement").

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

         Our obligations under the Amended Credit Agreement are guaranteed by substantially all of our domestic subsidiaries and secured by substantially all of our domestic assets. The Amended Credit Agreement is also secured by a pledge of 65% of the capital stock of each of our foreign subsidiaries. See Note 9 to the Consolidated Condensed Financial Statements included in this report.

     Net Cash Used in Operating Activities

         Net cash used in operating activities was $7.8 million for the three months ended March 31, 1999, a decrease of $29.0 million from the same period in 1998. The decrease resulted primarily from first quarter 1999 increases in inventory and receivables and a decrease in accounts payable.

     Net Cash Used in Investing Activities

         Net cash used in investing activities was $8.1 million for the three months ended March 31, 1999, a decrease of $8.6 million from the same period in 1998. Net cash used in investing activities was higher during the first quarter of 1998 due to the Ellehammer Acquisition ($7.2 million) and higher capital expenditures in the first quarter of 1998 as compared to the first quarter of 1999. Capital expenditures totaled $8.1 million for the three months ended March 31, 1999 and $9.5 million for the same period in 1998. Capital expenditures during the first quarter of 1999 were primarily for new printing capacity in our design products operating segment and normal upgrade and maintenance projects throughout the Company.

     Net Cash Provided by Financing Activities

         Net cash provided by financing activities was $6.8 million for the three months ended March 31, 1999, compared to $6.1 million for the same period in 1998. The 1999 net cash provided by financing activities resulted from borrowings on our Revolver and was used to fund capital expenditures and on-going operations.

     Liquidity

         As of March 31, 1999, we had $107.0 million of working capital and approximately $105.2 million available under the Revolver, $4.0 million of which was issued as letters of credit. The debt under our Amended Credit Agreement bears interest at LIBOR plus 2%, and may adjust downward based upon our leverage ratio (as defined in the Amended Credit Agreement) to a minimum of LIBOR plus 1%.

         As of March 31, 1999, we had $9.0 million in cash and cash equivalents held by our foreign subsidiaries. The effective tax rate of repatriating this money and future foreign earnings to the United States varies from approximately 40% to 65% depending on various U.S. and foreign tax factors, including each foreign subsidiary's country of incorporation. High effective repatriation tax rates may limit our ability to access cash and cash equivalents generated by our foreign operations for use in our United States operations, including to pay principal, premium, if any, and interest on the Notes and the Amended Credit Agreement. For the three months ended March 31, 1999, our foreign operations generated net income from continuing operations of $2.0 million.

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

YEAR 2000 COMPLIANCE

         We have performed an analysis of both our computer systems and our production and distribution activities and have implemented procedures to address year 2000 issues. We are currently modifying our computer systems and application programs for year 2000 compliance, and we anticipate that we will complete this task by September 1, 1999. As of March 31, 1999, we had spent approximately $2.9 million on computer systems and application programs upgrades necessary to become year 2000 compliant. We believe the total cost to complete the implementation procedures to address year 2000 issues will be less than $5.0 million. In addition to addressing year 2000 issues, these computer systems and program upgrades will significantly enhance our information systems. We will fund these upgrades through operating cash flows. Any costs for new systems will be expensed or capitalized and amortized over the system's useful life, as appropriate. We have a year 2000 third-party compliance policy in place to identify and resolve potential third-party year 2000 problems. Although we are working cooperatively with third parties upon whom we rely for raw materials, utilities, transportation and other products and services, we cannot give any assurance that the systems of other parties will be year 2000 compliant on a timely basis. In the most reasonably likely worst-case scenario involving the failure of our systems and applications or those operated by others, our business, financial condition and results of operations would be materially adversely affected. However, an estimate of the dollar amount of such an adverse effect cannot be practically determined at this time.

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

         There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. These risks include, but are not limited to, Huntsman Packaging's high degree of leverage and its ability to service indebtedness, restrictions under the Huntsman Packaging's credit facilities, fluctuations in the price of resins (our primary raw materials) and the availability of resin supplies, competition, customer relationships, risks associated with acquisitions and risks associated with international operations. Each of these risks and certain other uncertainties are discussed in more detail in the 1998 10-K. There may also be other factors, including those discussed elsewhere in this report, that may cause our actual results to differ materially from the forward-looking statements. Any forward-looking statements should be considered in light of these factors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         We enter into interest rate collar and swap agreements to manage interest rate market risks and commodity collar agreements to manage resin market risks. As of March 31, 1999, we had one interest rate collar agreement and two commodity collar agreements in place. The estimated fair market value of the interest rate collar was approximately negative $600 and the estimated aggregate fair market value of the two commodity collars was $200,000. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates and commodity prices applied to the agreements described above. The analysis indicated that such market movements would not have a material effect on our consolidated financial position, results of operations or cash flows. Factors that could impact the effectiveness of our hedging programs include the volatility of interest rates and commodity markets and the availability of hedging instruments in the future.

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

                                  HUNTSMAN PACKAGING CORPORATION



                                  /s/ Scott K. Sorensen
                                  ---------------------------------------------
                                  SCOTT K. SORENSEN
                                  Executive Vice President and
                                  Chief Financial Officer, Treasurer
                                  (Authorized Signatory and
                                  Principal Financial and Accounting Officer)




Date:  May 12, 1999

                                INDEX TO EXHIBITS

Exhibits

27                Financial Data Schedule.