Form 10-Q
period 1999-06-30
HUNTSMAN PACKAGING CORP
filed 1999-08-12
CIK 1049442

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    --------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 1999

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

Yes  [X]    No  [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On July 31, 1999, there were 1,000,001 outstanding shares of the registrant's Class A Common Stock, 6,999 outstanding shares of the registrant's Class B Common Stock and 49,511 outstanding shares of the registrant's Class C Common Stock.

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
AS OF JUNE 30, 1999 AND DECEMBER 31, 1998 (DOLLARS IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                  June 30,          December 31,
                                                                                                    1999                1998
                                                                                                ------------        ------------

ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                                                 $     13,164        $     19,217
      Receivables, net of allowances of $1,642 and $2,570, respectively                              106,123              89,381
      Inventories                                                                                     80,321              65,892
      Income taxes receivable                                                                          1,174               7,365
      Deferred income taxes                                                                            3,543               3,605
      Prepaid expenses and other                                                                       1,742               3,063
                                                                                                ------------        ------------

           Total current assets                                                                      206,067             188,523

PLANT AND EQUIPMENT - Net                                                                            304,460             300,334

INTANGIBLE ASSETS - Net                                                                              217,073             221,290

OTHER ASSETS                                                                                          23,031              24,125
                                                                                                ------------        ------------

TOTAL ASSETS                                                                                    $    750,631        $    734,272
                                                                                                ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Trade accounts payable                                                                    $     49,851        $     43,186
      Accrued liabilities                                                                             32,314              33,576
      Current portion of long-term debt                                                               13,719              11,406
      Due to affiliates                                                                                1,421               7,000
                                                                                                ------------        ------------

           Total current liabilities                                                                  97,305              95,168

LONG-TERM DEBT- Net of current portion                                                               511,747             513,530

OTHER LIABILITIES                                                                                     13,374              11,394

DEFERRED INCOME TAXES                                                                                 45,226              42,423
                                                                                                ------------        ------------

           Total liabilities                                                                         667,652             662,515
                                                                                                ------------        ------------

REDEEMABLE COMMON STOCK - Class C nonvoting, no par value;
         60,000 shares authorized; 49,511 and 11,700 shares outstanding, respectively,
         net of related stockholder notes receivable of $2,718 in 1999                                 2,503               1,170
                                                                                                ------------        ------------

STOCKHOLDERS' EQUITY:
      Common stock - Class A voting, no par value; 1,200,000 shares authorized,
           1,000,001 shares outstanding                                                               63,161              63,161
      Common stock - Class B voting, no par value; 10,000 shares authorized,
           6,999 shares outstanding                                                                      515                 515
      Retained earnings                                                                               23,160              13,731
      Stockholder note receivable                                                                       (434)               (434)
      Foreign currency translation adjustment                                                         (5,926)             (6,386)
                                                                                                ------------        ------------

           Total stockholders' equity                                                                 80,476              70,587
                                                                                                ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                      $    750,631        $    734,272
                                                                                                ============        ============


See notes to consolidated condensed financial statements.

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED INCOME STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
(IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------


                                                     Three Months Ended                      Six Months Ended
                                                          June 30,                               June 30,
                                               ------------------------------          ------------------------------
                                                  1999                1998                1999                1998
                                               ----------          ----------          ----------          ----------
SALES - Net                                    $  186,793          $  159,727          $  361,236          $  298,245

COST OF SALES                                     146,390             132,662             283,790             249,839
                                               ----------          ----------          ----------          ----------

      Gross profit                                 40,403              27,065              77,446              48,406
                                               ----------          ----------          ----------          ----------

OPERATING EXPENSES:
      Administration and other                     12,108               8,097              23,109              13,842
      Sales and marketing                           6,301               6,079              12,487              11,310
      Research and development                      1,397                 928               2,861               1,898
                                               ----------          ----------          ----------          ----------

           Total operating expenses                19,806              15,104              38,457              27,050
                                               ----------          ----------          ----------          ----------

OPERATING INCOME                                   20,597              11,961              38,989              21,356

INTEREST EXPENSE                                  (10,835)             (8,546)            (21,057)            (14,220)

OTHER INCOME (EXPENSE) - Net                        1,793                (174)               (191)                 84
                                               ----------          ----------          ----------          ----------

INCOME BEFORE INCOME TAXES
     AND DISCONTINUED OPERATIONS                   11,555               3,241              17,741               7,220

INCOME TAX PROVISION                                4,397               1,625               8,312               3,493
                                               ----------          ----------          ----------          ----------

INCOME BEFORE
     DISCONTINUED OPERATIONS                        7,158               1,616               9,429               3,727

INCOME FROM DISCONTINUED
     OPERATIONS (net of income taxes)                                     256                                     582

GAIN ON SALE OF DISCONTINUED
     OPERATIONS (net of income taxes)                                   5,300                                   5,300
                                               ----------          ----------          ----------          ----------

NET INCOME                                     $    7,158          $    7,172          $    9,429          $    9,609
                                               ==========          ==========          ==========          ==========


See notes to consolidated condensed financial statements.

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                          June 30,            June 30,
                                                                                            1999                1998
                                                                                        ------------        ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                        $      9,429        $      9,609
      Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                                                      16,893              11,696
           Deferred income taxes                                                               2,865               3,026
           Provision for losses on accounts receivable                                          (928)               (360)
           Noncash compensation expense                                                          270                   -
           (Gain) loss on sale of assets                                                          98              (5,300)
           Changes in assets and liabilities - net of effects of acquisitions:
                Accounts receivable                                                          (15,890)             12,097
                Inventories                                                                  (14,429)              2,440
                Prepaid expenses and other                                                     1,321                 958
                Other assets                                                                   1,094              (2,126)
                Trade accounts payable                                                         6,665             (11,248)
                Accrued liabilities                                                           (1,262)              8,889
                Due to affiliates                                                             (5,579)            (11,656)
                Income taxes payable                                                           6,191              (1,107)
                Other liabilities                                                              1,848              (1,906)
                                                                                        ------------        ------------

                     Net cash provided by operating activities                                 8,586              15,012
                                                                                        ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sale of assets                                                                40              28,269
      Payments for purchase of Blessings Corporation, net of cash acquired                         -            (282,973)
      Payments for certain net assets of Ellehammer Industries                                     -              (7,877)
      Capital expenditures for plant and equipment                                           (17,116)            (22,733)
                                                                                        ------------        ------------

                     Net cash used in investing activities                                   (17,076)           (285,314)
                                                                                        ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of Class C nonvoting common stock                                 1,139               1,160
      Principal payments on borrowings                                                        (4,625)            (18,371)
      Proceeds from issuance of long-term debt                                                 5,155             285,000
                                                                                        ------------        ------------

                     Net cash provided by financing activities                                 1,669             267,789
                                                                                        ------------        ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
      AND CASH EQUIVALENTS                                                                       768               1,133
                                                                                        ------------        ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                     (6,053)             (1,380)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                19,217              12,411
                                                                                        ------------        ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $     13,164        $     11,031
                                                                                        ============        ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

      Cash paid (received) during the period for:
           Interest                                                                     $     20,754        $     10,999
                                                                                        ============        ============
           Income taxes                                                                 $     (2,899)       $      1,729
                                                                                        ============        ============


See notes to consolidated condensed financial statements.

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES


NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.     BASIS OF PRESENTATION

       The accompanying consolidated condensed financial statements have been prepared, without audit, in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. The information reflects all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows of Huntsman Packaging Corporation and its subsidiaries ("Huntsman Packaging") for the periods presented. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for a full fiscal year.

       Certain information in footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These statements should be read in conjunction with Huntsman Packaging's Annual Report on Form 10-K for the year ended December 31, 1998.


2.     INVENTORIES

       Inventories are recorded at the lower of cost (on a first-in, first-out basis) or market value. Inventories on June 30, 1999 and December 31, 1998 consisted of the following (in thousands):


                                  June 30,       December 31,
                                    1999             1998
                                ------------     ------------
       Finished goods           $     43,774     $     37,830
       Raw materials                  31,582           21,318
       Work-in-process                 4,965            6,744
                                ------------     ------------

       Total                    $     80,321     $     65,892
                                ============     ============


3.     ACQUISITIONS

       ELLEHAMMER INDUSTRIES LTD. AND ELLEHAMMER PACKAGING INC. - On March 12, 1998, we acquired certain assets and assumed certain liabilities of Ellehammer Industries Ltd. and Ellehammer Packaging Inc. (collectively the "Ellehammer Acquisition") for cash of approximately $7.9 million. The acquisition was accounted for using the purchase method of accounting. Accordingly, results of operations are included in the accompanying consolidated condensed financial statements from the date of acquisition. We did not record any goodwill in this acquisition.

       BLESSINGS CORPORATION - On May 19, 1998, in accordance with an Agreement and Plan of Merger dated, April 1, 1998, we acquired Blessings Corporation ("Blessings") by merging our wholly-owned subsidiary, VA Acquisition Corp., with and into Blessings (the "Blessings Acquisition"). Blessings then became our wholly-owned subsidiary and Blessings changed its name to Huntsman Edison Films Corporation. The aggregate purchase price for Blessings was approximately $270 million (including the assumption of approximately $57 million of Blessings' existing indebtedness). In connection with the Blessings Acquisition, we incurred transaction costs of approximately $17 million. The financing for the Blessings Acquisition was provided under our $510 million Amended and Restated Credit Agreement. The acquisition was accounted for using the purchase method of accounting. Accordingly, the results of operations are included in the accompanying consolidated financial statements from the date of acquisition. We recorded goodwill and intangible assets of approximately $168.8 million in this acquisition, which are being amortized on a straight-line basis over 10 to 30 years.

       The following pro forma information for the three and six months ended June 30, 1998 presents our results of operations as if the Blessings Acquisition had occurred at the beginning of 1998. The results of operations give effect to certain adjustments, including amortization of intangible assets, depreciation expense, interest expense on debt borrowings to fund the acquisition and income taxes. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the applicable period or of the results which may occur in the future.

           Pro forma results of operations (in thousands):

                                              Three Months Ended           Six Months Ended
                                                 June 30, 1998              June 30, 1998
                                              ------------------           ----------------
       Sales - net                                  $ 182,112                  $ 365,530
       Operating income                                10,824                     24,857
       Loss before discontinued operations             (1,354)                      (203)

4.     RECENT ACCOUNTING PRONOUNCEMENT

       In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair market value, and that changes in the derivative's fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. We expect that the adoption of this statement will not have a material effect on our consolidated condensed financial statements.

5.     COMPREHENSIVE INCOME

       The following table reports comprehensive income for the three and six months ended June 30, 1999 and 1998 (in thousands).

                                                               Three Months Ended               Six Months Ended
                                                                   June 30,                          June 30,
                                                         ---------------------------        ---------------------------
                                                            1999             1998              1999             1998
                                                         ----------       ----------        ----------       ----------
       Net income                                        $    7,158       $    7,172        $    9,429       $    9,609
       Foreign currency translation adjustments                  52             (437)              460             (746)
                                                         ----------       ----------        ----------       ----------

       Comprehensive income                              $    7,210       $    6,735        $    9,889       $    8,863
                                                         ==========       ==========        ==========       ==========

6.     OTHER INCOME (EXPENSE)

       We hold investments in marketable securities that are designated as trading securities. For the three and six months ended June 30, 1999, unrealized gains (losses) of approximately $1.8 million and $(0.2) million, respectively, on these investments are included in other income (expense), net.

7.     OPERATING SEGMENTS

       Operating segments are components of our company for which separate financial information is available that is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing performance. This information is reported on the same basis that it is used internally for evaluating segment performance.

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

       Segment profit or loss and segment assets as of and for the three months ended June 30, 1999 and 1998 are presented in the following table (in thousands):

                                            DESIGN         INDUSTRIAL     SPECIALTY      CORPORATE/
                                           PRODUCTS          FILMS          FILMS          OTHER          TOTAL
                                          -----------     -----------    -----------    -----------     -----------
       1999
       Net sales to customers             $    40,549     $    37,534    $   108,710                    $   186,793
       Intersegment sales                       1,569             533          1,191    $    (3,293)
                                          -----------     -----------    -----------    -----------     -----------
       Total net sales                         42,118          38,067        109,901         (3,293)        186,793
       Depreciation and amortization
                                                1,842           1,154          4,691            763           8,450
       Interest expense                           779              87          3,327          6,642          10,835
       Segment profit                           2,311           4,738         14,969        (10,463)         11,555
       Segment total assets                   155,115          90,655        446,669         58,192         750,631
       Capital expenditures                     1,699           1,677          4,759            861           8,996

       1998
       Net sales to customers             $    33,220     $    38,757    $    87,750                    $   159,727
       Intersegment sales                         555             827             20    $    (1,402)
                                          -----------     -----------    -----------    -----------     -----------
       Total net sales                         33,775          39,584         87,770         (1,402)        159,727
       Depreciation and amortization
                                                  999           1,288          3,467          1,000           6,754
       Interest expense                             1             105             17          8,423           8,546
       Segment profit                             (35)          4,210         10,780        (11,714)          3,241
       Segment total assets                   136,935          83,088        453,469         41,798         715,290
       Capital expenditures                     4,502           2,150          6,561             43          13,256

       Segment profit or loss for the six months ended June 30, 1999 and 1998 are presented in the following table (in thousands):

                                            DESIGN         INDUSTRIAL     SPECIALTY      CORPORATE/
                                           PRODUCTS          FILMS          FILMS          OTHER          TOTAL
                                          -----------     -----------    -----------    -----------     -----------
       1999
       Net sales to customers             $    78,483    $    71,281    $   211,472                    $   361,236
       Intersegment sales                       2,475            840          2,558    $    (5,873)
                                          -----------    -----------    -----------    -----------     -----------
       Total net sales                         80,958         72,121        214,030         (5,873)        361,236
       Depreciation and amortization
                                                3,851          2,269          9,265          1,508          16,893
       Interest expense                         1,578            174          6,779         12,526          21,057
       Segment profit                           4,382          8,707         28,174        (23,522)         17,741
       Capital expenditures                     3,985          3,394          7,891          1,846          17,116

       1998
       Net sales to customers             $    56,265    $    77,966    $   164,014                    $   298,245
       Intersegment sales                         792          2,601            193    $    (3,586)
                                          -----------    -----------    -----------    -----------     -----------
       Total net sales                         57,057         80,567        164,207         (3,586)        298,245
       Depreciation and amortization
                                                1,530          2,724          5,416          2,026          11,696
       Interest expense                             2            172             24         14,022          14,220
       Segment profit                           2,492          7,521         18,604        (21,397)          7,220
       Capital expenditures                     7,394          3,355         11,120            864          22,733

A reconciliation of the totals reported for the operating segments to our totals reported in the consolidated condensed financial statements is as follows (in thousands):

                                                                  1999                            1998
                                                        -------------------------       -------------------------
                                                         3 months        6 months        3 months        6 months
                                                        ---------       ---------       ---------       ---------
       PROFIT OR LOSS

       Total profit for reportable segments             $  22,018       $  41,263       $  14,955       $  28,617
       Unallocated amounts:
          Corporate expenses                               (3,821)        (10,996)         (3,291)         (7,375)
          Interest expense                                 (6,642)        (12,526)         (8,423)        (14,022)
                                                        ---------       ---------       ---------       ---------
          Income before taxes and
             discontinued operations                    $  11,555       $  17,741       $   3,241       $   7,220
                                                        =========       =========       =========       =========

                                                                           1999                            1998
                                                                        ---------                       ---------
       ASSETS
       Total assets for reportable segments                             $ 692,439                       $ 673,492
       Intangible assets not allocated to segments                         16,822                          15,123
       Other unallocated assets                                            41,370                          26,675
                                                                        ---------                       ---------
             Total consolidated assets                                  $ 750,631                       $ 715,290
                                                                        =========                       =========


8.     STOCK SALE AND CANCELLATION OF STOCK OPTIONS

       During the first six months of 1999, we sold 12,188 shares of Class C common stock to certain officers of Huntsman Packaging for $100 per share, the estimated fair value of the shares on the date of purchase. In addition, we redeemed 600 shares of Class C common stock for $100 per share from one officer.

       On February 22, 1999, we entered into Option Cancellation and Restricted Stock Purchase Agreements with certain officers of Huntsman Packaging holding options to purchase 26,223 shares of Class C common stock. Under the agreements, options to purchase an aggregate of 26,223 shares of Class C common stock were cancelled and 26,223 shares of Class C common stock ("Restricted Class C Common") were sold to certain option holders for $100 per share, the estimated fair market value of the shares on the date of purchase. The purchase price for the shares was paid by delivery of promissory notes to Huntsman Packaging. After the cancellation, 10,489 options to purchase Class C Common Stock remain outstanding. The 26,223 shares of Restricted Class C Common purchased are subject to repurchase rights of Huntsman Packaging that will lapse under conditions substantially the same as the vesting conditions of the canceled options. The repurchase rights for 13,117 shares of Restricted Class C Common lapse on a straight-line basis over a five-year period commencing January 1, 1998. The repurchase rights for the remaining 13,116 shares of Restricted Class C Common lapse over the same five years, subject to achievement of certain Huntsman Packaging performance criteria, or if the performance criteria are not met, on December 31, 2007. The shares of Restricted Class C Common are subject to essentially the same restrictions and redemption options as the other outstanding Class C common shares.

       Additionally, options to purchase 2,622 shares of Class C common stock were cancelled during the first six months of 1999.

9.     REDEEMABLE COMMON STOCK

       Redeemable common stock is presented net of related stockholder notes receivable of $2.7 million. Included in the stockholder notes receivable is accrued interest on the notes of $0.1 million. Redeemable common stock also includes accrued noncash compensation of $0.3 million relating to performance-based stock options.

10.    CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

       The following condensed consolidating financial statements present, in separate columns, financial information for (i) Huntsman Packaging (on a parent only basis), with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries (as specified in the Indenture, dated September 30, 1997 (the "Indenture") relating to Huntsman Packaging's $125 million senior subordinated notes (the "Notes")) on a combined basis, with any investments in non-guarantor subsidiaries specified in the Indenture recorded under the equity method,
       (iii) direct and indirect non-guarantor subsidiaries on a combined basis,
       (iv) the eliminations necessary to arrive at the information for Huntsman Packaging and its subsidiaries on a consolidated basis, and (v) Huntsman Packaging on a consolidated basis, in each case as of June 30, 1999 and December 31, 1998 and for the three and six months ended June 30, 1999 and 1998. The Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary and each guarantor subsidiary is wholly-owned, directly or indirectly, by Huntsman Packaging. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to Huntsman Packaging. The consolidating condensed financial statements are presented herein, rather than separate financial statements for each of the guarantor subsidiaries, because management believes that separate financial statements relating to the guarantor subsidiaries are not material to investors.

       On January 1, 1999, two of our guarantor subsidiary companies, Huntsman Deerfield Films Corporation and Huntsman United Films Corporation, were merged with and into Huntsman Packaging. Accordingly, these former guarantor subsidiary companies are now included as part of the "Huntsman Packaging Corporation Parent Only" column for all periods presented.

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATING CONDENSED BALANCE SHEET
JUNE 30, 1999 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------


                                                    Huntsman                                                         Consolidated
                                                   Packaging        Combined         Combined                          Huntsman
                                                  Corporation       Guarantor      Non-Guarantor                     Packaging
                                                  Parent Only     Subsidiaries     Subsidiaries      Eliminations     Corporation
                                                  -----------     ------------     -------------     ------------    ------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                      $     2,075      $        47      $    11,042                       $    13,164
   Receivables                                         70,415           17,531           18,177                           106,123
   Inventories                                         64,770            6,150            9,401                            80,321
   Income taxes receivable                               (112)             820              466                             1,174
   Deferred income taxes                                4,058              803           (1,318)                            3,543
   Prepaid expenses and other                           1,296              189              257                             1,742
                                                  -----------      -----------      -----------                       -----------
       Total current assets                           142,502           25,540           38,025                           206,067
PLANT AND EQUIPMENT - Net                             180,455           72,251           51,754                           304,460
INTANGIBLE ASSETS - Net                                53,886          144,414           18,773                           217,073
INVESTMENT IN SUBSIDIARIES                             51,211                                        $   (51,211)               -
OTHER ASSETS                                           16,605              142            6,284                            23,031
                                                  -----------      -----------      -----------      -----------      -----------
TOTAL                                             $   444,659      $   242,347      $   114,836      $   (51,211)     $   750,631
                                                  ===========      ===========      ===========      ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Trade accounts payable                         $    34,499      $     5,969      $     9,383                       $    49,851
   Accrued liabilities                                 26,644            1,467            4,203                            32,314
   Long-term debt - current portion                    10,625                             3,094                            13,719
   Due to affiliates                                  (30,132)          23,474            8,079                             1,421
                                                  -----------      -----------      -----------                       -----------
      Total current liabilities                        41,636           30,910           24,759                            97,305
LONG-TERM DEBT - Net of current portion               282,223          185,400           44,124                           511,747
OTHER LIABILITIES                                       8,971            2,976            1,427                            13,374
DEFERRED INCOME TAXES                                  28,850           13,657            2,719                            45,226
                                                  -----------      -----------      -----------                       -----------
      Total liabilities                               361,680          232,943           73,029                           667,652
                                                  -----------      -----------      -----------                       -----------

REDEEMABLE COMMON STOCK                                 2,503                                                               2,503
                                                  -----------                                                         -----------

STOCKHOLDERS' EQUITY:
   Common stock                                        63,676            6,357           29,241      $   (35,598)          63,676
   Retained earnings                                   23,160            3,058           16,960          (20,018)          23,160
   Stockholder note receivable                           (434)               -                -                -             (434)
   Foreign currency translation adjustments            (5,926)             (11)          (4,394)           4,405           (5,926)
                                                  -----------      -----------      -----------      -----------      -----------
      Total stockholders' equity                       80,476            9,404           41,807          (51,211)          80,476
                                                  -----------      -----------      -----------      -----------      -----------
TOTAL                                             $   444,659      $   242,347      $   114,836      $   (51,211)     $   750,631
                                                  ===========      ===========      ===========      ===========      ===========

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATING CONDENSED BALANCE SHEET
DECEMBER 31, 1998 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------


                                                     HUNTSMAN                                                        CONSOLIDATED
                                                    PACKAGING                         COMBINED                         HUNTSMAN
                                                   CORPORATION       COMBINED           NON-                           PACKAGING
                                                   PARENT ONLY      GUARANTORS       GUARANTORS      ELIMINATIONS     CORPORATION
                                                  ------------     ------------     ------------     ------------     ------------

ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                      $      7,381     $        525     $     11,311                      $     19,217
   Receivables                                          59,667           13,650           16,064                            89,381
   Inventories                                          50,243            5,994            9,655                            65,892
   Income taxes receivable                               4,230            1,868            1,267                             7,365
   Deferred income taxes                                 4,059              803           (1,257)                            3,605
   Prepaid expenses and other                            2,090              680              293                             3,063
                                                  ------------     ------------     ------------                      ------------
       Total current assets                            127,670           23,520           37,333                           188,523
PLANT AND EQUIPMENT - Net                              173,850           73,589           52,895                           300,334
INTANGIBLE ASSETS - Net                                 55,142          147,140           19,008                           221,290
INVESTMENT IN SUBSIDIARIES                              42,959                                       $    (42,959)
OTHER ASSETS                                            17,582              143            6,400                            24,125
                                                  ------------     ------------     ------------     ------------     ------------
TOTAL ASSETS                                      $    417,203     $    244,392     $    115,636     $    (42,959)    $    734,272
                                                  ============     ============     ============     ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Trade accounts payable                         $     26,698     $      6,760     $      9,728                      $     43,186
   Accrued liabilities                                  25,064            2,401            6,111                            33,576
   Current portion of long-term debt                     8,875                             2,531                            11,406
   Due to (from) affiliates                            (21,224)          18,111           10,113                             7,000
                                                  ------------     ------------     ------------                      ------------
      Total current liabilities                         39,413           27,272           28,483                            95,168
LONG-TERM DEBT - Net of current portion                273,519          194,200           45,811                           513,530
OTHER LIABILITIES                                        6,740            3,171            1,483                            11,394
DEFERRED INCOME TAXES                                   25,774           13,658            2,991                            42,423
                                                  ------------     ------------     ------------                      ------------
      Total liabilities                                345,446          238,301           78,768                           662,515
                                                  ------------     ------------     ------------                      ------------


REDEEMABLE COMMON STOCK                                  1,170                                                               1,170
                                                  ------------                                                        ------------

STOCKHOLDERS' EQUITY:
   Common stock                                         63,676            6,357           29,241     $    (35,598)          63,676
   Retained earnings                                    13,731             (255)          12,641          (12,386)          13,731
   Shareholder note receivable                            (434)                                                               (434)
   Foreign currency translation adjustments             (6,386)             (11)          (5,014)           5,025           (6,386)
                                                  ------------     ------------     ------------     ------------     ------------
      Total stockholders' equity                        70,587            6,091           36,868          (42,959)          70,587
                                                  ------------     ------------     ------------     ------------     ------------
TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                        $    417,203     $    244,392     $    115,636     $    (42,959)    $    734,272
                                                  ============     ============     ============     ============     ============

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATING CONDENSED INCOME STATEMENT
FOR THE THREE MONTHS ENDED JUNE 30, 1999 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------


                                            Huntsman                         Combined                        Consolidated
                                           Packaging        Combined            Non-                            Huntsman
                                          Corporation       Guarantor        Guarantor                         Packaging
                                          Parent Only     Subsidiaries     Subsidiaries     Eliminations      Corporation
                                         ------------     ------------     ------------     ------------     ------------
SALES - Net                              $    127,427     $     34,360     $     28,299     $     (3,293)    $    186,793
COST OF SALES                                 104,168           24,035           21,480           (3,293)         146,390
                                         ------------     ------------     ------------     ------------     ------------

    Gross profit                               23,259           10,325            6,819                            40,403
OPERATING EXPENSES                             14,637            2,831            2,338                            19,806
                                         ------------     ------------     ------------                      ------------

OPERATING INCOME                                8,622            7,494            4,481                            20,597
INTEREST EXPENSE                               (6,649)          (3,320)            (866)                          (10,835)
EQUITY IN EARNINGS OF SUBSIDIARIES              6,229                                             (6,229)
OTHER INCOME (EXPENSE)  - Net                    (226)               6            2,013                             1,793
                                         ------------     ------------     ------------     ------------     ------------

INCOME BEFORE INCOME TAXES                      7,976            4,180            5,628           (6,229)          11,555
INCOME TAX PROVISION                              818            2,252            1,327                             4,397
                                         ------------     ------------     ------------     ------------     ------------

NET INCOME                               $      7,158     $      1,928     $      4,301     $     (6,229)    $      7,158
                                         ============     ============     ============     ============     ============

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATING CONDENSED INCOME STATEMENT
FOR THE THREE MONTHS ENDED JUNE 30, 1998 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------


                                               Huntsman                         Combined                        Consolidated
                                              Packaging        Combined            Non-                            Huntsman
                                             Corporation       Guarantor        Guarantor                         Packaging
                                             Parent Only     Subsidiaries     Subsidiaries     Eliminations      Corporation
                                            ------------     ------------     ------------     ------------     ------------
SALES - Net                                 $    124,061     $     18,238     $     18,830     $     (1,402)    $    159,727
COST OF SALES                                    103,491           15,214           15,359           (1,402)         132,662
                                            ------------     ------------     ------------     ------------     ------------

    Gross profit                                  20,570            3,024            3,471                            27,065
OPERATING EXPENSES                                12,204            1,005            1,895                            15,104
                                            ------------     ------------     ------------                      ------------

OPERATING INCOME                                   8,366            2,019            1,576                            11,961
INTEREST EXPENSE                                  (6,058)          (2,015)            (473)                           (8,546)
EQUITY IN EARNINGS OF SUBSIDIARIES                   136                                               (136)
OTHER INCOME (EXPENSE)  - Net                        127                8             (309)                             (174)
                                            ------------     ------------     ------------     ------------     ------------

INCOME BEFORE INCOME TAXES
     AND DISCONTINUED OPERATIONS                   2,571               12              794             (136)           3,241
INCOME TAX PROVISION                                 699              251              675                             1,625
                                            ------------     ------------     ------------     ------------     ------------

INCOME (LOSS) BEFORE
     DISCONTINUED OPERATIONS                       1,872             (239)             119             (136)           1,616

INCOME FROM DISCONTINUED
     OPERATIONS (net of income taxes)                                                  256                               256

GAIN ON SALE OF DISCONTINUED
     OPERATIONS (net of income taxes)              5,300                                                               5,300
                                            ------------     ------------     ------------     ------------     ------------

NET INCOME (LOSS)                           $      7,172     $       (239)    $        375     $       (136)    $      7,172
                                            ============     ============     ============     ============     ============

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATING CONDENSED INCOME STATEMENT
FOR THE SIX MONTHS ENDED JUNE 30, 1999 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------


                                            Huntsman                         Combined                        Consolidated
                                           Packaging        Combined            Non-                            Huntsman
                                          Corporation       Guarantor        Guarantor                         Packaging
                                          Parent Only     Subsidiaries     Subsidiaries     Eliminations      Corporation
                                         ------------     ------------     ------------     ------------     ------------
SALES - Net                              $    246,149     $     65,982     $     54,978     $     (5,873)    $    361,236
COST OF SALES                                 201,446           46,425           41,792           (5,873)         283,790
                                         ------------     ------------     ------------     ------------     ------------

    Gross profit                               44,703           19,557           13,186                            77,446
OPERATING EXPENSES                             28,340            5,369            4,748                            38,457
                                         ------------     ------------     ------------                      ------------

OPERATING INCOME                               16,363           14,188            8,438                            38,989
INTEREST EXPENSE                              (12,539)          (6,765)          (1,753)                          (21,057)
EQUITY IN EARNINGS OF SUBSIDIARIES              7,632                                             (7,632)
OTHER INCOME  (EXPENSE) - Net                    (430)               5              234                              (191)
                                         ------------     ------------     ------------     ------------     ------------

INCOME BEFORE INCOME TAXES                     11,026            7,428            6,919           (7,632)          17,741
INCOME TAX PROVISION                            1,597            4,115            2,600                             8,312
                                         ------------     ------------     ------------     ------------     ------------

NET INCOME                               $      9,429     $      3,313     $      4,319     $     (7,632)    $      9,429
                                         ============     ============     ============     ============     ============

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATING CONDENSED INCOME STATEMENT
FOR THE SIX MONTHS ENDED JUNE 30, 1998 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------


                                               Huntsman                         Combined                        Consolidated
                                              Packaging        Combined           Non-                            Huntsman
                                             Corporation       Guarantor        Guarantor                        Packaging
                                             Parent Only     Subsidiaries     Subsidiaries     Eliminations     Corporation
                                            ------------     ------------     ------------     ------------     ------------
SALES - Net                                 $    249,811     $     18,589     $     33,431     $     (3,586)    $    298,245
COST OF SALES                                    210,310           15,548           27,567           (3,586)         249,839
                                            ------------     ------------     ------------     ------------     ------------

    Gross profit                                  39,501            3,041            5,864                            48,406
OPERATING EXPENSES                                23,087            1,042            2,921                            27,050
                                            ------------     ------------     ------------     ------------     ------------

OPERATING INCOME                                  16,414            1,999            2,943                            21,356
INTEREST EXPENSE                                 (11,664)          (2,015)            (541)                          (14,220)
EQUITY IN EARNINGS OF SUBSIDIARIES                 1,142                                             (1,142)
OTHER INCOME  (EXPENSE) - Net                        174                8              (98)                               84
                                            ------------     ------------     ------------     ------------     ------------

INCOME (LOSS) BEFORE INCOME TAXES
     AND DISCONTINUED OPERATIONS                   6,066               (8)           2,304           (1,142)           7,220
INCOME TAX PROVISION                               1,757              243            1,493                             3,493
                                            ------------     ------------     ------------     ------------     ------------

INCOME (LOSS) BEFORE
     DISCONTINUED OPERATIONS                       4,309             (251)             811           (1,142)           3,727

INCOME FROM DISCONTINUED
     OPERATIONS (net of income taxes)                                                  582                               582

GAIN ON SALE OF DISCONTINUED
     OPERATIONS (net of income taxes)              5,300                                                               5,300
                                            ------------     ------------     ------------     ------------     ------------

NET INCOME (LOSS)                           $      9,609     $       (251)    $      1,393     $     (1,142)    $      9,609
                                            ============     ============     ============     ============     ============

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1999 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------


                                                                  Huntsman                   Combined                  Consolidated
                                                                 Packaging     Combined         Non-                     Huntsman
                                                                Corporation    Guarantor     Guarantor                   Packaging
                                                                Parent Only  Subsidiaries  Subsidiaries  Eliminations   Corporation
                                                               ------------  ------------  ------------  ------------  ------------
CASH FLOWS PROVIDED BY
     (USED IN) OPERATING ACTIVITIES                            $     (4,412) $     11,080  $      1,918                $      8,586
                                                               ------------  ------------  ------------                ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of assets                                          32                           8                           40
   Capital expenditures for plant and equipment                     (12,546)       (2,758)       (1,812)                    (17,116)
                                                               ------------  ------------  ------------                ------------
      Net cash used in investing activities                         (12,514)       (2,758)       (1,804)                    (17,076)
                                                               ------------  ------------  ------------                ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                             1,139                                                   1,139
   Proceeds from issuance (payments) of long-term debt
                                                                     10,454        (8,800)       (1,124)                        530
                                                               ------------  ------------  ------------                ------------
      Net cash provided by (used in) financing
                activities                                           11,593        (8,800)       (1,124)                      1,669
                                                               ------------  ------------  ------------                ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS
                                                                         27                         741                         768
                                                               ------------  ------------  ------------                ------------

NET DECREASE IN CASH AND
    CASH EQUIVALENTS                                                 (5,306)         (478)         (269)                     (6,053)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD
                                                                      7,381           525        11,311                      19,217
                                                               ------------  ------------  ------------                ------------

CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                              $      2,075  $         47  $     11,042                $     13,164
                                                               ============  ============  ============                ============

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1998 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------


                                                                  Huntsman                    Combined                 Consolidated
                                                                 Packaging      Combined        Non-                      Huntsman
                                                                Corporation    Guarantor     Guarantor                   Packaging
                                                                Parent Only  Subsidiaries  Subsidiaries  Eliminations   Corporation
                                                               ------------  ------------  ------------  ------------  ------------
CASH FLOWS PROVIDED BY
     (USED IN) OPERATING ACTIVITIES                            $     16,244  $       (589) $       (643)               $     15,012
                                                               ------------  ------------  ------------                ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of assets                                      28,269                                                  28,269
   Payments for purchase of Blessings
       Corporation, net of cash acquired                           (284,644)           99         1,572                    (282,973)
   Payments for certain net assets of Ellehammer Industries
                                                                     (7,877)                                                 (7,877)
   Capital expenditures for plant and equipment                     (18,626)       (1,530)       (2,577)                    (22,733)
                                                               ------------  ------------  ------------                ------------
      Net cash used in investing activities                        (282,878)       (1,431)       (1,005)                   (285,314)
                                                               ------------  ------------  ------------                ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                             1,160                                                   1,160
   Principal payments on borrowings                                 (19,852)        1,481                                   (18,371)
   Proceeds from issuance of long-term debt                         285,000                                                 285,000
                                                               ------------  ------------                              ------------
      Net cash provided by financing activities                     266,308         1,481                                   267,789
                                                               ------------  ------------                              ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS
                                                                       (250)          (16)        1,399                       1,133
                                                               ------------  ------------  ------------                ------------

NET DECREASE IN CASH AND
    CASH EQUIVALENTS                                                   (576)         (555)         (249)                     (1,380)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD
                                                                      1,206            19        11,186                      12,411
                                                               ------------  ------------  ------------                ------------

CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                              $        630  $       (536) $     10,937                $     11,031
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

GENERAL

       Huntsman Packaging Corporation derives its revenues, earnings and cash flows from the sale of film and flexible packaging products throughout the world. Huntsman Packaging manufactures these products at its facilities located in North America, Europe and Australia. Our sales have grown primarily as a result of strategic acquisitions made over the past several years, increased levels of production at acquired facilities and the overall growth in the market for film and flexible packaging products. Our most recent acquisitions include the 1997 acquisition of Huntsman Polymers Corporation's CT Film division (the "CT Film Acquisition") and our 1998 acquisitions of Ellehammer Industries, Ltd. and Ellehammer Packaging Inc. (collectively, the "Ellehammer Acquisition") and Blessings Corporation (the "Blessings Acquisition").

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

RESULTS OF OPERATIONS

       The following table sets forth net sales and expenses, and such amounts as a percentage of net sales, for the three and six months ended June 30, 1999 and 1998 (dollars in millions).


                                Three Months Ended June 30,               Six Months Ended June 30,
                            ------------------------------------    ------------------------------------
                                  1999                1998                1999                1998
                            ----------------     ---------------    ----------------    ----------------
                                       % of                % of                % of                % of
                               $       Sales       $       Sales       $       Sales       $       Sales
                            ------    ------    ------    ------    ------    ------    ------    ------
Sales-net                   $186.8     100.0%   $159.7     100.0%   $361.2     100.0%   $298.2     100.0%
Cost of sales                146.4      78.4     132.6      83.0     283.8      78.6     249.8      83.8
                            ------    ------    ------    ------    ------    ------    ------    ------
Gross profit                  40.4      21.6      27.1      17.0      77.4      21.4      48.4      16.2
Total operating expenses      19.8      10.6      15.1       9.5      38.4      10.6      27.0       9.0
                            ------    ------    ------    ------    ------    ------    ------    ------
Operating income            $ 20.6      11.0%   $ 12.0       7.5%   $ 39.0      10.8%   $ 21.4       7.2%
                            ======    ======    ======    ======    ======    ======    ======    ======

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

    Net Sales

       Net sales increased by $27.1 million, or 17.0%, from $159.7 million, for the second quarter of 1998, to $186.8 million, for the three months ended June 30, 1999. The increase was primarily due to the Blessings Acquisition in late May 1998. Operations acquired as part of the Blessings Acquisition are included in our specialty films and design products operating segments. The Blessings Acquisition accounted for aggregate increased net sales of approximately $25.5 million in the second quarter of 1999. Excluding the sales increases resulting from the Blessings Acquisition, sales volumes increased approximately 7.3% in the second quarter of 1999 compared to the same period in 1998. Our average selling prices were approximately 5.8% lower in the second quarter of 1999, as compared to the second quarter of 1998, excluding the effects of the Blessings Acquisition. This decline in our average selling prices was due largely to lower resin prices, as compared to the same period in 1998. In the markets we serve, the average selling price of our products generally increases or decreases as the price of resins, our primary raw material, increases or decreases. While the resins market experienced a general price increase in the first half of 1999, the average price of resins in the first half of 1999 remained below the average price of resins during the same period in 1998.

    Gross Profit

       Gross profit increased by $13.3 million, or 49.1%, from $27.1 million, for the second quarter of 1998, to $40.4 million, for the three months ended June 30, 1999. The increase was due primarily to increased sales volume resulting from the Blessings Acquisition in late May 1998. In addition, our industrial and specialty films operating segments have increased their gross profit through consolidating manufacturing facilities, through purchasing and operational savings, and by improved manufacturing performance.

    Total Operating Expenses

       Total operating expenses increased by $4.7 million, or 31.1%, from $15.1 million, for the second quarter of 1998, to $19.8 million, for the three months ended June 30, 1999. The increase was due primarily to additional goodwill amortization resulting from the significant increase in intangible assets associated with the Blessings Acquisition.

    Operating Income

       Operating income increased by $8.6 million, or 71.7%, from $12.0 million, for the second quarter of 1998, to $20.6 million, for the three months ended June 30, 1999, due to the factors discussed above.

    Interest Expense

       Interest expense increased by $2.3 million, or 27.1%, from $8.5 million, for the second quarter of 1998, to $10.8 million, for the three months ended June 30, 1999. The increase was primarily due to additional interest expense on increased long-term debt to fund the recent acquisitions.

    Other Income (Expense)

       Other income (expense) changed from expense of $0.2 million for the second quarter of 1998 to income of $1.8 million for the second quarter of 1999, an increase in income of $2.0 million. The increase was due to unrealized gains of $1.8 million on investments in trading securities in the second quarter of 1999.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

    Net Sales

       Net sales increased by $63.0 million, or 21.1%, from $298.2 million, for the first half of 1998, to $361.2 million, for the six months ended June 30, 1999. The increase was primarily due to the Blessings Acquisition in May 1998. Operations acquired as part of the Blessings Acquisition are included in our specialty films and design products operating segments. The Blessings Acquisition accounted for aggregate increased net sales of approximately $69.1 million in 1999. Excluding the sales increases resulting from the Blessings Acquisition, sales volumes increased approximately 5.9% in the first half of 1999 compared to the same period in 1998. Our average selling prices were approximately 7.1% lower in the first half of 1999, as compared to the first half of 1998, also excluding the effects of the Blessings Acquisition. The decline in our average selling prices was due largely to lower resin prices. As mentioned above, in the markets we serve, the average selling price of our products generally increases or decreases as the price of resins, our primary raw material, increases or decreases. While the resins market experienced a general price increase in the first half of 1999, the average price of resins in the first half of 1999 remained significantly below the average price of resins during the first half of 1998.

    Gross Profit

       Gross profit increased by $29.0 million, or 59.9%, from $48.4 million, for the first half of 1998, to $77.4 million, for the six months ended June 30, 1999. The increase was due primarily to increased sales volume resulting from the Blessings Acquisition in May 1998. In addition, our industrial and specialty films operating segments have increased their gross profit through consolidating manufacturing facilities, through purchasing and operational savings, by improved manufacturing performance, and by increased sales volumes.

    Total Operating Expenses

       Total operating expenses increased by $11.4 million, or 42.2%, from $27.0 million, for the first half of 1998, to $38.4 million, for the six months ended June 30, 1999. The increase was due primarily to additional goodwill amortization and operating expenses resulting from the Blessings Acquisition. The increased goodwill amortization represented approximately 40% of the increase in operating expenses.

    Operating Income

       Operating income increased by $17.6 million, or 82.2%, from $21.4 million, for the first half of 1998, to $39.0 million for the six months ended June 30, 1999, due to the factors discussed above.

    Interest Expense

       Interest expense increased by $6.9 million, or 48.6%, from $14.2 million for the first half of 1998, to $21.1 million for the six months ended June 30, 1999. The increase was due to additional interest expense resulting from increased long-term debt to fund the recent acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

       In September 1997, we issued $125 million of 9.125% unsecured senior subordinated notes due October 1, 2007 (the "Notes") and entered into a $225 million credit facility with The Chase Manhattan Bank ("Chase") and certain financial institutions party thereto (the "Credit Agreement").

       On May 14, 1998, the Credit Agreement was amended and restated as a $510 million facility (the "Amended Credit Agreement"). The Amended Credit Agreement provides for the continuation of a previous term loan (the "Original Term Loan") in the principal amount of $75 million, maturing on September 30, 2005; a Tranche A Term Loan (the "Tranche A Term Loan") in the principal amount of $140 million, maturing on September 30, 2005; a Tranche B Term Loan (the "Tranche B Term Loan") in the principal amount of $100 million, maturing on June 30, 2006; and a term loan (the "Mexico Term Loan") to ASPEN Industrial, S.A., our wholly-owned Mexican subsidiary, in the principal amount of $45 million, maturing on September 30, 2005. The Amended Credit Agreement also provides for a $150 million revolving loan facility (the "Revolver") maturing on September 30, 2004. The Original Term Loan, the Tranche A Term Loan and the Mexico Term Loan amortize at an increasing rate on a quarterly basis. The Tranche A Term Loan and the Mexico Term Loan began amortizing on December 31, 1998 and the Original Term Loan begins amortizing on December 31, 2001. The Tranche B Term Loan amortizes at the rate of $1 million per year, beginning September 30, 1998, with an aggregate of $93 million due in the last four quarterly installments. The term loans described above are required to be prepaid with the proceeds of certain asset sales, with 50% of the proceeds of the sale of certain of our equity securities, and with the proceeds of certain debt offerings.

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

       Our obligations under the Amended Credit Agreement are guaranteed by substantially all of our domestic subsidiaries and secured by substantially all of our domestic assets. The Amended Credit Agreement is also secured by a pledge of 65% of the capital stock of each of our foreign subsidiaries. See Note 10 to the Consolidated Condensed Financial Statements included in this report.

    Net Cash Provided by Operating Activities

       Net cash provided by operating activities was $8.6 million for the six months ended June 30, 1999, a decrease of $6.4 million from the same period in 1998. The decrease resulted primarily from 1999 increases in trade accounts receivable and inventories offset by increases in trade accounts and income taxes payable and non-cash income statement items. The increase in trade accounts receivable is primarily due to increased sales volumes. The increase in inventories and trade accounts payable is primarily due to the stockpiling of resin inventory to reduce the impact of announced future resin price increases.

    Net Cash Used in Investing Activities

       Net cash used in investing activities was $17.1 million for the six months ended June 30, 1999, a decrease of $268.2 million from the same period in 1998. Net cash used in investing activities was higher in 1998 due to the acquisitions of Ellehammer and Blessings. Capital expenditures totaled $17.1 million for the six months ended June 30, 1999 and $22.7 million for the same period in 1998. Capital expenditures during the first half of 1999 were primarily for major expansion projects in our printed products and barrier films product lines, upgrading and installation of equipment relocated from recently-closed manufacturing facilities and several new and carryover maintenance projects throughout our company. We expect capital expenditures to remain approximately at current levels in future periods.

    Net Cash Provided by Financing Activities

       Net cash provided by financing activities was $1.7 million for the six months ended June 30, 1999, compared to $267.8 million for the same period in 1998. The activity in 1998 was higher due to the proceeds from the Amended Credit Agreement. The 1999 net cash provided by financing activities resulted from borrowings on our revolving credit facilities and was used to fund our 1999 capital expenditures.

    Liquidity

       As of June 30, 1999, Huntsman Packaging had $108.8 million of working capital and approximately $109.1 million available under the Amended Credit Agreement, approximately $3.9 million of which was issued as letters of credit. As of June 30, 1999, the debt under the Amended Credit Agreement bore interest at a weighted average rate of 7.7%.

       As of June 30, 1999, we had $13.2 million in cash and cash equivalents, including $11.0 million held by our foreign subsidiaries. The effective tax rate of repatriating this money and future foreign earnings to the United States varies from approximately 40% to 65% depending on various U.S. and foreign tax factors, including each foreign subsidiary's country of incorporation. High effective repatriation tax rates may limit our ability to access cash and cash equivalents generated by our foreign operations for use in our United States operations, including to pay principal, premium, if any, and interest on the Notes and the Amended Credit Agreement. For the six months ended June 30, 1999, our foreign operations generated net income from continuing operations of $4.5 million.

       We expect that cash flows from operating activities and available borrowings under our credit arrangements will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements. If we were to engage in a significant acquisition transaction, however, it may be necessary for us to restructure our existing credit facilities.

YEAR 2000 COMPLIANCE

       We have performed an analysis of both our computer systems and our production and distribution activities and have implemented procedures to address year 2000 issues. We are currently modifying our computer systems and application programs for year 2000 compliance, and we anticipate that we will complete this task by September 1, 1999. As of June 30, 1999, we had spent approximately $4.0 million on computer systems and application programs upgrades necessary to become year 2000 compliant. We believe the total cost to complete the implementation procedures to address year 2000 issues will be less than $5.0 million. In addition to addressing year 2000 issues, these computer systems and program upgrades will significantly enhance our information systems. We will fund these upgrades through operating cash flows. Any costs for new systems will be expensed or capitalized and amortized over the system's useful life, as appropriate. We have a year 2000 third-party compliance policy in place to identify and resolve potential third-party year 2000 problems. Although we are working cooperatively with third parties upon whom we rely for raw materials, utilities, transportation and other products and services, we cannot give any assurance that the systems of other parties will be year 2000 compliant on a timely basis. In the most reasonably likely worst-case scenario involving the failure of our systems and applications or those operated by others, our business, financial condition and results of operations would be materially adversely affected. However, an estimate of the dollar amount of such an adverse effect cannot be practically determined at this time.

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

       We enter into interest rate collar and swap agreements to manage interest rate market risks and commodity collar agreements to manage resin market risks. As of June 30, 1999, we had one interest rate collar agreement and two commodity collar agreements in place. The estimated fair market value of the interest rate collar was approximately $82,000 and the estimated aggregate fair market value of the two commodity collars was $250,000. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates and commodity prices applied to the agreements described above. The analysis indicated that such market movements would not have a material effect on our consolidated financial position, results of operations or cash flows. Factors that could impact the effectiveness of our hedging programs include the volatility of interest rates and commodity markets and the availability of hedging instruments in the future.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


       (a)    The following exhibits are filed with this report.

       10.1 First Amendment to the 1998 Huntsman Packaging Corporation Stock Option Plan

       27     Financial Data Schedule


       (b) No report on Form 8-K was filed during the quarter for which this report is filed.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     HUNTSMAN PACKAGING CORPORATION



                                     /s/ SCOTT K. SORENSEN
                                     -----------------------------------------
                                     SCOTT K. SORENSEN
                                     Executive Vice President and
                                     Chief Financial Officer, Treasurer
                                     (Authorized Signatory and
                                     Principal Financial and Accounting Officer)




Date:  August 10, 1999

                                INDEX TO EXHIBITS

Exhibits

10.1       First Amendment to the 1998 Huntsman Packaging Corporation Stock
           Option Plan

27         Financial Data Schedule.