Form 10-Q
period 1999-09-30
HUNTSMAN PACKAGING CORP
filed 1999-11-15
CIK 1049442

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    --------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________


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

Yes  [X]      No  [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On October 31, 1999, there were 1,000,001 outstanding shares of the registrant's Class A Common Stock, 6,999 outstanding shares of the registrant's Class B Common Stock and 49,511 outstanding shares of the registrant's Class C Common Stock.

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998 (DOLLARS IN THOUSANDS)
(UNAUDITED)

----------------------------------------------------------------------------------------------------------------------
                                                                                         September 30,    December 31,
                                                                                              1999            1998
                                                                                         -------------    ------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                             $  13,677       $  19,217
     Receivables, net of allowances of $1,610 and $2,570, respectively                       116,225          89,381
     Inventories                                                                              77,177          65,892
     Income taxes receivable                                                                   3,579           7,365
     Deferred income taxes                                                                     2,724           3,605
     Prepaid expenses and other                                                                3,401           3,063
                                                                                           ---------       ---------

         Total current assets                                                                216,783         188,523

PLANT AND EQUIPMENT - Net                                                                    306,780         300,334

INTANGIBLE ASSETS - Net                                                                      214,850         221,290

OTHER ASSETS                                                                                  23,881          24,125
                                                                                           ---------       ---------

TOTAL ASSETS                                                                               $ 762,294       $ 734,272
                                                                                           =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade accounts payable                                                                $  52,621       $  43,186
     Accrued liabilities                                                                      36,299          33,576
     Current portion of long-term debt                                                        15,936          11,406
     Due to affiliates                                                                         4,730           7,000
                                                                                           ---------       ---------

         Total current liabilities                                                           109,586          95,168

LONG-TERM DEBT - Net of current portion                                                      504,229         513,530

OTHER LIABILITIES                                                                             13,843          11,394

DEFERRED INCOME TAXES                                                                         46,203          42,423
                                                                                           ---------       ---------

         Total liabilities                                                                   673,861         662,515
                                                                                           ---------       ---------

REDEEMABLE COMMON STOCK - Class C nonvoting, no par value;
     60,000 shares authorized; 49,511 and 11,700 shares outstanding in 1999 and 1998,
     respectively, net of related stockholder notes receivable of $2,749 in 1999               2,472           1,170


STOCKHOLDERS' EQUITY:
     Common stock - Class A voting, no par value; 1,200,000 shares authorized,
         1,000,001 shares outstanding                                                         63,161          63,161
     Common stock - Class B voting, no par value; 10,000 shares authorized,
         6,999 shares outstanding                                                                515             515
     Retained earnings                                                                        27,281          13,731
     Stockholder note receivable                                                                (434)           (434)
     Foreign currency translation adjustment                                                  (4,562)         (6,386)
                                                                                           ---------       ---------

         Total stockholders' equity                                                           85,961          70,587
                                                                                           ---------       ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $ 762,294       $ 734,272
                                                                                           =========       =========

See notes to consolidated condensed financial statements.

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED INCOME STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (IN THOUSANDS) (UNAUDITED)

--------------------------------------------------------------------------------------------
                                            Three Months Ended          Nine Months Ended
                                              September 30,               September 30,
                                         -----------------------     -----------------------
                                            1999         1998          1999          1998
                                         ---------     ---------     ---------     ---------
SALES - Net                              $ 200,529     $ 183,633     $ 561,765     $ 481,878

COST OF SALES                              161,335       149,912       445,506       399,751
                                         ---------     ---------     ---------     ---------

     Gross profit                           39,194        33,721       116,259        82,127
                                         ---------     ---------     ---------     ---------

OPERATING EXPENSES:
     Administration and other               11,393        12,217        34,502        26,059
     Sales and marketing                     6,324         6,598        18,811        17,908
     Research and development                1,367           865         4,228         2,763
     Plant closing costs                     2,497         3,996         2,497         3,996
                                         ---------     ---------     ---------     ---------

         Total operating expenses           21,581        23,676        60,038        50,726
                                         ---------     ---------     ---------     ---------

OPERATING INCOME                            17,613        10,045        56,221        31,401

INTEREST EXPENSE                           (11,216)      (10,666)      (32,273)      (24,886)

OTHER INCOME (EXPENSE) - Net                   514        (1,525)          323        (1,441)
                                         ---------     ---------     ---------     ---------

INCOME (LOSS) BEFORE INCOME TAXES
     AND DISCONTINUED OPERATIONS             6,911        (2,146)       24,271         5,074

INCOME TAX PROVISION                         2,790           473        10,721         3,966
                                         ---------     ---------     ---------     ---------

INCOME (LOSS) BEFORE
     DISCONTINUED OPERATIONS                 4,121        (2,619)       13,550         1,108

INCOME FROM DISCONTINUED
     OPERATIONS (net of income taxes)                                                    582

GAIN (LOSS) ON SALE OF
     DISCONTINUED OPERATIONS
     (net of income taxes)                                   (91)                      5,209
                                         ---------     ---------     ---------     ---------

NET INCOME (LOSS)                        $   4,121     $  (2,710)    $  13,550     $   6,899
                                         =========     =========     =========     =========



See notes to consolidated condensed financial statements.

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (IN THOUSANDS) (UNAUDITED)

-------------------------------------------------------------------------------------------------------
                                                                                  1999           1998
                                                                                ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                 $  13,550     $   6,899
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                             25,866        20,120
         Deferred income taxes                                                      4,661         4,050
         Reduction in provision for losses on accounts receivable                    (960)         (951)
         Noncash compensation expense                                                 270
         Gain on sale of discontinued operations                                                 (5,209)
         Provision for write-down of long-term assets                               1,370           411
         Loss on disposal of assets                                                   102           461
         Changes in assets and liabilities - net of effects of acquisitions:
              Receivables                                                         (25,884)        2,262
              Inventories                                                         (11,285)       13,584
              Prepaid expenses and other                                              643        (1,470)
              Other assets                                                          2,206        (7,234)
              Trade accounts payable                                                9,435       (10,388)
              Accrued liabilities                                                   1,353         5,872
              Due to affiliates                                                    (2,270)       (8,411)
              Income taxes receivable                                               3,786        (6,772)
              Other liabilities                                                     2,449        (1,495)
                                                                                ---------     ---------

                  Net cash provided by operating activities                        25,292        11,729
                                                                                ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of assets                                                      40        32,631
     Payments for purchase of Blessings Corporation, net of cash acquired                      (284,028)
     Payments for certain net assets of Ellehammer Industries                                    (7,877)
     Capital expenditures for plant and equipment                                 (25,719)      (35,419)
                                                                                ---------     ---------

                  Net cash used in investing activities                           (25,679)     (294,693)
                                                                                ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of Class C nonvoting common stock                       1,032         1,160
     Principal payments on borrowings                                              (8,395)       (1,171)
     Proceeds from issuance of long-term debt                                         328       285,000
                                                                                ---------     ---------

                  Net cash provided by (used in) financing activities              (7,035)      284,989
                                                                                ---------     ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
     AND CASH EQUIVALENTS                                                           1,882         1,623
                                                                                ---------     ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (5,540)        3,648

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     19,217        12,411
                                                                                ---------     ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $  13,677     $  16,059
                                                                                =========     =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Cash paid (received) during the period for:
         Interest                                                               $  24,263     $  19,512
                                                                                =========     =========
         Income taxes                                                           $  (2,906)    $   6,755
                                                                                =========     =========

See notes to consolidated condensed financial statements.

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES


NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


1.    BASIS OF PRESENTATION

      The accompanying consolidated condensed financial statements have been prepared, without audit, in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. The information reflects all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows of Huntsman Packaging Corporation and its subsidiaries ("Huntsman Packaging") for the periods indicated. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for a full fiscal year.

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


2.    INVENTORIES

      Inventories are valued at the lower of cost (on a first-in, first-out basis) or market value. Inventories as of September 30, 1999 and December 31, 1998 consisted of the following (in thousands):


                                               September 30,     December 31,
                                                   1999              1998
                                               -------------     ------------
           Finished goods                         $41,531          $37,830
           Raw materials                           29,537           21,318
           Work-in-process                          6,109            6,744
                                                  -------          -------
           Total                                  $77,177          $65,892
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

      The following pro forma information for the nine months ended September 30, 1998 presents our results of operations as if the Blessings Acquisition had occurred at the beginning of 1998. The results of operations give effect to certain adjustments, including amortization of intangible assets, depreciation expense, interest expense on debt borrowings to fund the acquisition and income taxes. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the applicable period or of the results which may occur in the future.

         Pro forma results of operations (in thousands):

                                                   Nine Months Ended
                                                   September 30, 1998
                                                   ------------------
           Sales - net                                  $ 549,163
           Operating income                                34,902
           Loss before discontinued operations             (2,822)


      KCL CORPORATION - On October 18, 1999, subsequent to the end of the third quarter, we acquired certain assets and assumed certain liabilities of KCL Corporation and KCL Promotional Packaging Products, Ltd. for cash of approximately $11.5 million. The acquisition will be accounted for using the purchase method of accounting.

4.    PLANT CLOSING COSTS

      During the nine months ended September 30, 1999, we announced our plan to cease operations at one of our facilities located in Mexico City, Mexico. Included in 1999 operating expenses is a $2.3 million charge, comprised of a $1.3 million write-off of impaired goodwill and fixed assets, and a $1.0 million charge for reduction of work force costs associated with the elimination of 110 full-time equivalent employees. In addition, we announced our plan to cease the production of one of our product lines at our Kent, Washington facility. Included in 1999 operating expenses is a $0.2 million charge for the write-off of impaired fixed assets and for reduction of work force costs associated with the elimination of 36 full-time equivalent employees.

      During 1998, we announced our plan to cease operations at our Clearfield, Utah facility. Included in 1998 operating expenses is a $4.0 million charge, comprised of a $0.4 million provision for the write-off of impaired goodwill, a $0.2 million charge for reduction of work force costs associated with the elimination of 52 full-time equivalent employees, and an accrual of $3.4 million for estimated future net lease and other costs incurred to close the facility.

5.    RECENT ACCOUNTING PRONOUNCEMENT

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

6.    COMPREHENSIVE INCOME

      The following table reports comprehensive income for the three and nine months ended September 30, 1999 and 1998 (in thousands).

                                                      Three Months Ended      Nine Months Ended
                                                         September 30,          September 30,
                                                       -----------------     ------------------
                                                        1999       1998       1999       1998
                                                       ------    -------     -------    -------
           Net income                                  $4,121    $(2,710)    $13,550    $ 6,899
           Foreign currency translation adjustments     1,364       (146)      1,824       (891)
                                                       ------    -------     -------    -------

           Comprehensive income                        $5,485    $(2,856)    $15,374    $ 6,008
                                                       ======    =======     =======    =======

7.    OTHER INCOME (EXPENSE)

      We hold investments in marketable securities that are designated as trading securities. For the three and nine months ended September 30, 1999, unrealized losses of approximately $0.1 million and $0.3 million, respectively, on these investments are included in other income (expense)
      - net.

8.    OPERATING SEGMENTS

      Operating segments are components of our company for which separate financial information is available that is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing performance. This information is reported on the same basis that is used internally for evaluating segment performance.

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

      Segment profit or loss and segment assets as of and for the three months ended September 30, 1999 and 1998 are presented in the following table (in thousands):

                                   DESIGN      INDUSTRIAL    SPECIALTY     CORPORATE/
                                  PRODUCTS        FILMS        FILMS         OTHER        TOTAL
      1999
      Net sales to customers      $ 43,534      $ 38,765      $118,230                   $200,529
      Intersegment sales             2,881         1,425         1,360     $  (5,666)
                                  --------      --------      --------     ---------     --------
      Total net sales               46,415        40,190       119,590        (5,666)     200,529
      Depreciation and
          amortization               2,078         1,148         4,764           983        8,973
      Interest expense                 895            88         3,486         6,747       11,216
      Segment profit                 1,739         2,893        14,919       (10,143)       9,408
      Plant closing costs            2,497                                                  2,497
      Segment total assets         160,586        96,343       445,019        60,346      762,294
      Capital expenditures             973         1,330         5,416           884        8,603

      1998
      Net sales to customers      $ 40,261      $ 36,213      $107,159                   $183,633
      Intersegment sales               361           758           769     $  (1,888)
                                  --------      --------      --------     ---------     --------
      Total net sales               40,622        36,971       107,928        (1,888)     183,633
      Depreciation and
          amortization               1,500           726         5,290           908        8,424
      Interest expense                  21           232             8        10,405       10,666
      Segment profit                 6,504          (196)       12,367       (16,825)       1,850
      Plant closing costs                           (297)        4,293                      3,996
      Segment total assets         137,575        84,076       444,888        58,637      725,176
      Capital expenditures           4,015         1,377         7,084           210       12,686

      Segment profit or loss for the nine months ended September 30, 1999 and 1998 are presented in the following table (in thousands):

                                   DESIGN      INDUSTRIAL   SPECIALTY     CORPORATE/
                                  PRODUCTS        FILMS        FILMS         OTHER        TOTAL
                                  --------     ----------   ---------     ----------    --------
      1999
      Net sales to customers      $122,017      $110,046     $329,702                   $561,765
      Intersegment sales             5,356         2,265        3,918      $(11,539)
                                  --------      --------     --------      --------     --------
      Total net sales              127,373       112,311      333,620       (11,539)     561,765
      Depreciation and
          amortization               5,929         3,417       14,029         2,491       25,866
      Interest expense               2,473           262       10,265        19,273       32,273
      Segment profit                 5,740        11,600       43,093       (33,665)      26,768
      Plant closing costs            2,497                                                 2,497
      Capital expenditures           4,958         4,724       13,307         2,730       25,719

      1998
      Net sales to customers      $ 96,526      $114,179     $271,173                   $481,878
      Intersegment sales             1,153         3,359          962      $ (5,474)
                                  --------      --------     --------      --------     --------
      Total net sales               97,679       117,538      272,135        (5,474)     481,878
      Depreciation and
          amortization               3,030         3,450       10,706         2,934       20,120
      Interest expense                  23           404           32        24,427       24,886
      Segment profit                 8,996         7,325       30,971       (38,222)       9,070
      Plant closing costs                           (297)       4,293                      3,996
      Capital expenditures          11,409         4,732       18,204         1,074       35,419


A reconciliation of the totals reported for the operating segments to our totals reported in the consolidated condensed financial statements is as follows (in thousands):

                                                                1999                         1998
                                                                ----                         ----
                                                      3 months       9 months       3 months       9 months
                                                       -------       --------       --------       --------
    PROFIT OR LOSS

    Total profit for reportable segments               $19,551       $ 60,433       $ 18,675       $ 47,292
    Plant closing costs                                 (2,497)        (2,497)        (3,996)        (3,996)
    Unallocated amounts:
       Corporate expenses                               (3,396)       (14,392)        (6,420)       (13,795)
       Interest expense                                 (6,747)       (19,273)       (10,405)       (24,427)
                                                       -------       --------       --------       --------
       Income before taxes and
          discontinued operations                      $ 6,911       $ 24,271       $ (2,146)      $  5,074
                                                       =======       ========       ========       ========

                                                                         1999                          1998
                                                                         ----                          ----
    ASSETS
    Total assets for reportable segments                             $701,948                      $666,539
    Intangible assets not allocated to segments                        16,494                        14,898
    Other unallocated assets                                           43,852                        43,739
                                                                     --------                      --------
          Total consolidated assets                                  $762,294                      $725,176
                                                                     ========                      ========

9.     STOCK SALE AND CANCELLATION OF STOCK OPTIONS

       During the nine months ended September 30, 1999, we sold 12,188 shares of Class C common stock to certain officers of Huntsman Packaging for $100 per share, the estimated fair value of the shares on the date of purchase. In addition, we redeemed 600 shares of Class C common stock for $100 per share from one officer.

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

       Additionally, options to purchase 2,622 shares of Class C common stock were cancelled during the nine months ended September 30, 1999.

10.    REDEEMABLE COMMON STOCK

       Redeemable common stock includes Restricted Class C Common and is presented net of related stockholder notes receivable of $2.7 million. Included in the stockholder notes receivable is accrued interest on the notes of $0.1 million. Redeemable common stock also includes accrued noncash compensation of $0.3 million relating to performance-based stock options.

11.   CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

       The following condensed consolidating financial statements present, in separate columns, financial information for (i) Huntsman Packaging (on a parent only basis), with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries (as specified in the Indenture, dated September 30, 1997 (the "Indenture") relating to Huntsman Packaging's $125 million senior subordinated notes (the "Notes")) on a combined basis, with any investments in non-guarantor subsidiaries specified in the Indenture recorded under the equity method,
       (iii) direct and indirect non-guarantor subsidiaries on a combined basis,
       (iv) the eliminations necessary to arrive at the information for Huntsman Packaging and its subsidiaries on a consolidated basis, and (v) Huntsman Packaging on a consolidated basis, in each case as of September 30, 1999 and December 31, 1998 and for the three and nine months ended September 30, 1999 and 1998. The Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary and each guarantor subsidiary is wholly-owned, directly or indirectly, by Huntsman Packaging. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to Huntsman Packaging. The consolidating condensed financial statements are presented herein, rather than separate financial statements for each of the guarantor subsidiaries, because management believes that separate financial statements relating to the guarantor subsidiaries are not material to investors.

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

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATING CONDENSED BALANCE SHEET
AS OF SEPTEMBER 30, 1999 (IN THOUSANDS) (UNAUDITED)

---------------------------------------------------------------------------------------------------


                                                        Huntsman                                                       Consolidated
                                                        Packaging      Combined         Combined                         Huntsman
                                                       Corporation     Guarantor      Non-Guarantor                      Packaging
                                                      (Parent Only)   Subsidiaries     Subsidiaries     Eliminations    Corporation
                                                      -------------   ------------    -------------     ------------   ------------
ASSETS
CURRENT ASSETS:
         Cash and cash equivalents                     $     812        $      52        $  12,813                        $  13,677
         Receivables - net                                74,955           19,726           21,544                          116,225
         Inventories                                      59,420            6,677           11,080                           77,177
         Income taxes receivable                           2,539              195              845                            3,579
         Deferred income taxes                             3,726              329           (1,331)                           2,724
         Prepaid expenses and other                        2,797              293              311                            3,401
                                                       ---------        ---------        ---------                        ---------
            Total current assets                         144,249           27,272           45,262                          216,783
      PLANT AND EQUIPMENT - Net                          182,178           73,313           51,289                          306,780
      INTANGIBLE ASSETS - Net                             53,281          142,966           18,603                          214,850
      INVESTMENT IN SUBSIDIARIES                          55,324                                          $(55,324)
      OTHER ASSETS                                        17,513              144            6,224                           23,881
                                                       ---------        ---------        ---------        --------        ---------
      TOTAL ASSETS                                     $ 452,545        $ 243,695        $ 121,378        $(55,324)       $ 762,294
                                                       =========        =========        =========        ========        =========

      LIABILITIES AND STOCKHOLDERS' EQUITY
      CURRENT LIABILITIES:
         Trade accounts payable                        $  34,023        $   8,260        $  10,338                        $  52,621
         Accrued liabilities                              27,448            1,808            7,043                           36,299
         Current portion of long-term debt                12,561                             3,375                           15,936
         Due to (from) affiliates                        (28,988)          23,551           10,167                            4,730
                                                       ---------        ---------        ---------                        ---------
           Total current liabilities                      45,044           33,619           30,923                          109,586
      LONG-TERM DEBT - Net of current portion            276,949          184,000           43,280                          504,229
      OTHER LIABILITIES                                    9,453            2,875            1,515                           13,843
      DEFERRED INCOME TAXES                               32,666           11,725            1,812                           46,203
                                                       ---------        ---------        ---------                        ---------
           Total liabilities                             364,112          232,219           77,530                          673,861
                                                       ---------        ---------        ---------                        ---------

      REDEEMABLE COMMON STOCK                              2,472                                                              2,472
                                                       ---------                                                          ---------

      STOCKHOLDERS' EQUITY:
         Common stock                                     63,676            6,357           29,241        $(35,598)          63,676
         Retained earnings                                27,281            5,130           17,612         (22,742)          27,281
         Stockholder note receivable                        (434)                                                              (434)
         Foreign currency translation adjustment          (4,562)          (11)             (3,005)          3,016           (4,562)
                                                       ---------        ---------        ---------        --------        ---------
           Total stockholders' equity                     85,961           11,476           43,848         (55,324)          85,961
                                                       ---------        ---------        ---------        --------        ---------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 452,545        $ 243,695        $ 121,378        $(55,324)       $ 762,294
                                                       =========        =========        =========        ========        =========

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATING CONDENSED BALANCE SHEET
DECEMBER 31, 1998 (IN THOUSANDS) (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------------


                                                       HUNTSMAN                                                  CONSOLIDATED
                                                       PACKAGING                                                   HUNTSMAN
                                                      CORPORATION      COMBINED      COMBINED                     PACKAGING
                                                     (PARENT ONLY)    GUARANTORS  NON-GUARANTORS  ELIMINATIONS   CORPORATION
                                                     -------------    ----------  --------------  ------------   ------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                             $  7,381      $    525      $ 11,311                      $ 19,217
   Receivables                                             59,667        13,650        16,064                        89,381
   Inventories                                             50,243         5,994         9,655                        65,892
   Income taxes receivable                                  4,230         1,868         1,267                         7,365
   Deferred income taxes                                    4,059           803        (1,257)                        3,605
   Prepaid expenses and other                               2,090           680           293                         3,063
                                                         --------      --------      --------                      --------
      Total current assets                                127,670        23,520        37,333                       188,523
PLANT AND EQUIPMENT - Net                                 173,850        73,589        52,895                       300,334
INTANGIBLE ASSETS - Net                                    55,142       147,140        19,008                       221,290
INVESTMENT IN SUBSIDIARIES                                 42,959                                  $(42,959)
OTHER ASSETS                                               17,582           143         6,400                        24,125
                                                         --------      --------      --------      --------        --------
TOTAL ASSETS                                             $417,203      $244,392      $115,636      $(42,959)       $734,272
                                                         ========      ========      ========      =========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Trade accounts payable                                $ 26,698      $  6,760      $  9,728                      $ 43,186
   Accrued liabilities                                     25,064         2,401         6,111                        33,576
   Current portion of long-term debt                        8,875                       2,531                        11,406
   Due to (from) affiliates                               (21,224)       18,111        10,113                         7,000
                                                         ---------     --------      --------                      --------
     Total current liabilities                             39,413        27,272        28,483                        95,168
LONG-TERM DEBT - Net of current portion                   273,519       194,200        45,811                       513,530
OTHER LIABILITIES                                           6,740         3,171         1,483                        11,394
DEFERRED INCOME TAXES                                      25,774        13,658         2,991                        42,423
                                                         --------      --------      --------                      --------
     Total liabilities                                    345,446       238,301        78,768                       662,515
                                                         --------      --------      --------                      --------


REDEEMABLE COMMON STOCK                                     1,170                                                     1,170
                                                         --------                                                  --------

STOCKHOLDERS' EQUITY:
   Common stock                                            63,676         6,357        29,241      $(35,598)         63,676
   Retained earnings                                       13,731          (255)       12,641       (12,386)         13,731
   Shareholder note receivable                               (434)                                                     (434)
   Foreign currency translation adjustments                (6,386)         (11)        (5,014)        5,025          (6,386)
                                                         --------      --------      ---------     --------        ---------
     Total stockholders' equity                            70,587         6,091        36,868       (42,959)         70,587
                                                         --------      --------      --------      ---------       --------
TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                                $417,203      $244,392      $115,636      $(42,959)       $734,272
                                                         ========      ========      ========      =========       ========

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATING CONDENSED INCOME STATEMENT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 (IN THOUSANDS) (UNAUDITED)

------------------------------------------------------------------------------------------------------------------

                                          Huntsman                                                    Consolidated
                                         Packaging       Combined         Combined                      Huntsman
                                        Corporation      Guarantor      Non-Guarantor                   Packaging
                                       (Parent Only)    Subsidiaries    Subsidiaries   Eliminations    Corporation
                                       -------------    ------------    -------------  ------------   ------------
SALES - Net                              $ 136,714        $ 38,169        $ 31,312        $(5,666)       $ 200,529
COST OF SALES                              115,376          27,007          24,618         (5,666)         161,335
                                         ---------        --------        --------        -------        ---------

    Gross profit                            21,338          11,162           6,694                          39,194
OPERATING EXPENSES                          13,193           3,265           5,123                          21,581
                                         ---------        --------        --------                       ---------

OPERATING INCOME                             8,145           7,897           1,571                          17,613
INTEREST EXPENSE                            (6,780)         (3,480)           (956)                        (11,216)
EQUITY IN EARNINGS OF SUBSIDIARIES           2,724                                         (2,724)
OTHER INCOME                                   122                             392                             514
                                         ---------        --------        --------                       ---------


INCOME BEFORE INCOME TAXES                   4,211           4,417           1,007         (2,724)           6,911
INCOME TAX PROVISION                            90           2,345             355                           2,790
                                         ---------        --------        --------        -------        ---------


NET INCOME                               $   4,121        $  2,072        $    652        $(2,724)       $   4,121
                                         =========        ========        ========        =======        =========

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATING CONDENSED INCOME STATEMENT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 (IN THOUSANDS) (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------

                                             Huntsman                                                      Consolidated
                                            Packaging       Combined        Combined                         Huntsman
                                           Corporation      Guarantor     Non-Guarantor                      Packaging
                                          (Parent Only)    Subsidiaries    Subsidiaries    Eliminations     Corporation
                                            ---------        --------        --------        --------        ---------
SALES - Net                                 $ 123,779        $ 35,207        $ 26,535        $ (1,888)       $ 183,633
COST OF SALES                                 102,327          28,972          20,501          (1,888)         149,912
                                            ---------        --------        --------        --------        ---------

    Gross profit                               21,452           6,235           6,034                           33,721
OPERATING EXPENSES                             19,135           2,311           2,230                           23,676
                                            ---------        --------        --------                        ---------

OPERATING INCOME                                2,317           3,924           3,804                           10,045
INTEREST EXPENSE                               (5,406)         (4,422)           (838)                         (10,666)
EQUITY IN EARNINGS OF SUBSIDIARIES               (211)                                            211
OTHER EXPENSE                                    (100)             (7)         (1,418)                          (1,525)
                                            ---------        --------        --------        --------        ---------


INCOME (LOSS) BEFORE INCOME TAXES
     AND DISCONTINUED OPERATIONS               (3,400)           (505)          1,548             211           (2,146)
INCOME TAX PROVISION (BENEFIT)                   (781)            116           1,138                              473
                                            ---------        --------        --------        --------        ---------


INCOME (LOSS) BEFORE
     DISCONTINUED OPERATIONS                   (2,619)           (621)            410             211           (2,619)

LOSS ON SALE OF DISCONTINUED
     OPERATIONS (net of income taxes)             (91)                                                             (91)
                                            ---------        --------        --------        --------        ---------

NET INCOME (LOSS)                           $  (2,710)       $   (621)       $    410        $    211        $  (2,710)
                                            =========        ========        ========        ========        =========

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATING CONDENSED INCOME STATEMENT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 (IN THOUSANDS) (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------

                                          Huntsman                                                       Consolidated
                                         Packaging       Combined         Combined                         Huntsman
                                        Corporation      Guarantor      Non-Guarantor                      Packaging
                                       (Parent Only)    Subsidiaries     Subsidiaries    Eliminations     Corporation
                                       -------------    ------------    -------------    ------------    ------------
SALES - Net                              $ 382,863        $ 104,151        $ 86,290        $(11,539)       $ 561,765
COST OF SALES                              316,822           73,432          66,791         (11,539)         445,506
                                         ---------        ---------        --------        --------        ---------

    Gross profit                            66,041           30,719          19,499                          116,259
OPERATING EXPENSES                          41,533            8,634           9,871                           60,038
                                         ---------        ---------        --------                        ---------

OPERATING INCOME                            24,508           22,085           9,628                           56,221
INTEREST EXPENSE                           (19,319)         (10,245)         (2,709)                         (32,273)
EQUITY IN EARNINGS OF SUBSIDIARIES          10,356                                          (10,356)
OTHER INCOME  (EXPENSE)                       (308)               5             626                              323
                                         ---------        ---------        --------        --------        ---------


INCOME BEFORE INCOME TAXES                  15,237           11,845           7,545         (10,356)          24,271
INCOME TAX PROVISION                         1,687            6,460           2,574                           10,721
                                         ---------        ---------        --------        --------        ---------


NET INCOME                               $  13,550        $   5,385        $  4,971        $(10,356)       $  13,550
                                         =========        =========        ========        ========        =========

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATING CONDENSED INCOME STATEMENT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 (IN THOUSANDS) (UNAUDITED)

----------------------------------------------------------------------------------------------------------------------

                                            Huntsman                                                      Consolidated
                                            Packaging       Combined        Combined                        Huntsman
                                           Corporation      Guarantor     Non-Guarantor                     Packaging
                                          (Parent Only)    Subsidiaries    Subsidiaries    Eliminations    Corporation
                                          -------------    ------------   -------------    ------------   ------------
SALES - Net                                 $ 373,590        $ 51,035        $ 62,727        $(5,474)       $ 481,878
COST OF SALES                                 312,637          42,188          50,400         (5,474)         399,751
                                            ---------        --------        --------        -------        ---------

    Gross profit                               60,953           8,847          12,327                          82,127
OPERATING EXPENSES                             42,222           3,342           5,162                          50,726
                                            ---------        --------        --------                       ---------

OPERATING INCOME                               18,731           5,505           7,165                          31,401
INTEREST EXPENSE                              (17,224)         (6,437)         (1,225)                        (24,886)
EQUITY IN EARNINGS OF SUBSIDIARIES                931                                           (931)
OTHER INCOME  (EXPENSE)                           228               7          (1,676)                         (1,441)
                                            ---------        --------        --------        -------        ---------


INCOME (LOSS) BEFORE INCOME TAXES
     AND DISCONTINUED OPERATIONS                2,666            (925)          4,264           (931)           5,074
INCOME TAX PROVISION                              976             359           2,631                           3,966
                                            ---------        --------        --------        -------        ---------


INCOME (LOSS) BEFORE
     DISCONTINUED OPERATIONS                    1,690          (1,284)          1,633           (931)           1,108

INCOME FROM DISCONTINUED
     OPERATIONS (net of income taxes)                                             582                             582

GAIN ON SALE OF DISCONTINUED
     OPERATIONS (net of income taxes)           5,209                                                           5,209
                                            ---------        --------        --------        -------        ---------


NET INCOME (LOSS)                           $   6,899        $ (1,284)       $  2,215        $  (931)       $   6,899
                                            =========        ========        ========        =======        =========

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 (IN THOUSANDS) (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------

                                                       Huntsman                                                   Consolidated
                                                       Packaging       Combined       Combined                      Huntsman
                                                      Corporation      Guarantor    Non-Guarantor                   Packaging
                                                     (Parent Only)   Subsidiaries    Subsidiaries   Eliminations   Corporation
                                                     -------------   ------------   -------------   ------------  ------------
CASH FLOWS PROVIDED BY
     OPERATING ACTIVITIES                               $  6,718        $ 14,741        $  3,833                     $ 25,292
                                                        --------        --------        --------                     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of assets                               32                               8                           40
   Capital expenditures for plant and equipment          (17,955)         (5,014)         (2,750)                     (25,719)
                                                        --------        --------        --------                     --------
     Net cash used in investing activities               (17,923)         (5,014)         (2,742)                     (25,679)
                                                        --------        --------        --------                     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                  1,032                                                        1,032
   Proceeds from issuance (payments) of long-term
     debt                                                  3,820         (10,200)         (1,687)                      (8,067)
                                                        --------        --------        --------                     --------
     Net cash provided by (used in) financing
     activities                                            4,852         (10,200)         (1,687)                      (7,035)
                                                        --------        --------        --------                     --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
   EQUIVALENTS                                              (216)                          2,098                        1,882
                                                        --------        --------        --------                     --------


NET INCREASE (DECREASE)  IN CASH
    AND CASH EQUIVALENTS                                  (6,569)           (473)          1,502                       (5,540)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           7,381             525          11,311                       19,217
                                                        --------        --------        --------                     --------

CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                       $    812        $     52        $ 12,813                     $ 13,677
                                                        ========        ========        ========                     ========

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 (IN THOUSANDS) (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------------------


                                                       Huntsman                                                    Consolidated
                                                       Packaging       Combined       Combined                       Huntsman
                                                      Corporation     Guarantor     Non-Guarantor                    Packaging
                                                     (Parent Only)   Subsidiaries    Subsidiaries   Eliminations    Corporation
                                                     -------------   ------------   -------------   ------------   ------------
CASH FLOWS PROVIDED BY
     OPERATING ACTIVITIES                              $   3,968        $  3,706        $  4,055                     $  11,729
                                                       ---------        --------        --------                     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of assets                           32,631                                                        32,631
   Payments for purchase of Blessings
       Corporation, net of cash acquired                (285,699)             99           1,572                      (284,028)
   Payments for certain net assets of Ellehammer
     Industries                                           (7,877)                                                       (7,877)
   Capital expenditures for plant and equipment          (27,226)         (2,521)         (5,672)                      (35,419)
                                                       ---------        --------        --------                     ---------
     Net cash used in investing activities              (288,171)         (2,422)         (4,100)                     (294,693)
                                                       ---------        --------        --------                     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                  1,160                                                         1,160
   Principal payments on borrowings                       (1,171)                                                       (1,171)
   Proceeds from issuance of long-term debt              285,000                                                       285,000
                                                       ---------        --------        --------                     ---------

     Net cash provided by financing activities           284,989                                                       284,989
                                                       ---------        --------        --------                     ---------


EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
   EQUIVALENTS                                             1,031             (14)            606                         1,623
                                                       ---------        --------        --------                     ---------

NET INCREASE IN CASH AND
    CASH EQUIVALENTS                                       1,817           1,270             561                         3,648

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           1,206              19          11,186                        12,411
                                                       ---------        --------        --------                     ---------

CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                      $   3,023        $  1,289        $ 11,747                     $  16,059
                                                       =========        ========        ========                     =========

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

GENERAL

         Huntsman Packaging Corporation derives its revenues, earnings and cash flows from the sale of film and flexible packaging products throughout the world. Huntsman Packaging manufactures these products at its facilities located in North America, Europe and Australia. Our sales have grown primarily as a result of strategic acquisitions made over the past several years, increased levels of production at acquired facilities and the overall growth in the market for film and flexible packaging products. Our most recent acquisitions include the 1998 acquisitions of Ellehammer Industries, Ltd. and Ellehammer Packaging Inc. (collectively, the "Ellehammer Acquisition") and Blessings Corporation (the "Blessings Acquisition").

         In order to further benefit from these recent acquisitions, we ceased operations at certain less efficient manufacturing facilities and relocated equipment to more efficient facilities. In addition, we sold certain assets and restructured and consolidated our operations and administrative functions. As a result of these activities, we increased manufacturing efficiencies and product quality, reduced costs, and increased operating profitability. As described in the 1998 10-K, we also undertook certain significant divestitures during 1998.

RESULTS OF OPERATIONS

         The following table sets forth net sales and expenses, and such amounts as a percentage of net sales, for the three and nine month periods ended September 30, 1999 and 1998 (dollars in millions).


                               Three Months Ended September 30,         Nine Months Ended September 30,
                             ------------------------------------    ------------------------------------
                                    1999               1998                1999                1998
                             ----------------    ----------------    ----------------    ----------------
                                        % of                % of                % of                % of
                                $       Sales       $       Sales      $        Sales      $        Sales
                             ------     -----    ------     -----    ------     -----    ------     -----
Sales - net                  $200.5     100.0%   $183.6     100.0%   $561.8     100.0%   $481.9     100.0%
Cost of sales                 161.3      80.4     149.9      81.6     445.5      79.3     399.8      83.0
                             ------     -----    ------     -----    ------     -----    ------     -----
Gross profit                   39.2      19.6      33.7      18.4     116.3      20.7      82.1      17.0
Total operating expenses       21.6      10.8      23.7      12.9      60.1      10.7      50.7      10.5
                             ------     -----    ------     -----    ------     -----    ------     -----
Operating income             $ 17.6       8.8%   $ 10.0       5.5%   $ 56.2      10.0%   $ 31.4       6.5%
                             ======     =====    ======     =====    ======     =====    ======     =====

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

     Net Sales

         Net sales increased by $16.9 million, or 9.2%, from $183.6 million, for the third quarter of 1998, to $200.5 million, for the three months ended September 30, 1999. The increase was due primarily to increased sales volumes and increased average selling prices. As compared to the third quarter of 1998, we realized a 5.2% increase in sales volumes in the third quarter of 1999. All three of our operating segments experienced increased sales volumes, led by our design products operating segment with a 10.4% increase in sales volumes and our specialty films operating segment with a 9.1% increase in sales volumes. Our average selling prices experienced an overall increase of 3.1% in the third quarter of 1999 as compared to the third quarter of 1998. As with sales volumes, we realized selling price increases across all of our operating segments. Our third quarter 1999 increase in average selling prices was 9.6%, 5.8% and 4.2% in our design products, industrial films and specialty films operating segments, respectively. This increase in average selling prices was due primarily to increased resin prices, as compared to 1998. In the markets we serve, the average selling price of our products generally increases or decreases as the price of resins, our primary raw material, increases or decreases.

     Gross Profit

         Gross profit increased by $5.5 million, or 16.3%, from $33.7 million, for the third quarter of 1998, to $39.2 million, for the three months ended September 30, 1999. The increase related almost entirely to our specialty films operating segment and resulted from specialty films' increased sales volume, improved product mix and improved manufacturing performance. The design products and industrial films operating segments' gross profit remained essentially unchanged in the third quarter of 1999, as compared to 1998. Although these two operating segments increased sales volumes and improved manufacturing performance during the third quarter of 1999, those improvements were offset by raw material prices that increased at a faster rate than our selling prices.

     Total Operating Expenses

         Total operating expenses decreased by $2.1 million, or 8.9%, from $23.7 million, for the third quarter of 1998, to $21.6 million, for the three months ended September 30, 1999. The decrease was due primarily to lower plant closing costs in the third quarter of 1999 as compared to 1998. Excluding plant closing costs, operating expenses decreased by $0.6 million or 3.0% for the same period.

     Operating Income

         Operating income increased by $7.6 million, or 76.0%, from $10.0 million, for the third quarter of 1998, to $17.6 million, for the three months ended September 30, 1999, as a result of the factors discussed above.

     Interest Expense

         Interest expense increased by $0.5 million, or 4.7%, from $10.7 million, for the three months ended September 30, 1998, to $11.2 million, for the three months ended September 30, 1999. Interest expense increased due to increased average interest rates on our bank debt. The increased interest rates were offset partially by lower overall long-term debt in 1999 as compared to 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

     Net Sales

         Net sales increased by $79.9 million, or 16.6%, from $481.9 million, for the first nine months of 1998, to $561.8 million, for the nine months ended September 30, 1999. The increase was primarily due to the Blessings Acquisition in May 1998. Operations acquired as part of the Blessings Acquisition are included in our specialty films and design products operating segments. The facilities acquired as part of the Blessings Acquisition accounted for aggregate increased net sales of approximately $75.9 million in 1999. Excluding the sales increases resulting from the Blessings Acquisition, sales volumes increased slightly in the first nine months of 1999 compared to the same period in 1998, and our mix of products sold improved. However, these improvements were offset partially by slightly lower average selling prices in the first three quarters of 1999 as compared to 1998.

     Gross Profit

         Gross profit increased by $34.2 million, or 41.7%, from $82.1 million, for the first nine months of 1998, to $116.3 million, for the nine months ended September 30, 1999. The increase was due primarily to increased sales volume resulting from the Blessings Acquisition in May 1998. Excluding the effects of the Blessings Acquisition, gross profit increased due to the realized benefits from our recent consolidation of manufacturing facilities, by improved manufacturing performance, and by increased sales volumes.

     Total Operating Expenses

         Total operating expenses increased by $9.4 million, or 18.5%, from $50.7 million, for the first nine months of 1998, to $60.1 million, for the nine months ended September 30, 1999. The increase was due primarily to additional goodwill amortization and operating expenses resulting from the Blessings Acquisition. The increased goodwill amortization represented approximately 43% of the total increase in operating expenses.

     Operating Income

         Operating income increased by $24.8 million, or 79.0%, from $31.4 million, for the first nine months of 1998, to $56.2 million, for the nine months ended September 30, 1999, as a result of the factors discussed above.

     Interest Expense

         Interest expense increased by $7.4 million, or 29.7%, from $24.9 million, for the nine months ended September 30, 1998, to $32.3 million for the nine months ended September 30, 1999. Interest expense increased because we incurred significant additional long-term debt to fund the May 1998 Blessings Acquisition.

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

         Our obligations under the Amended Credit Agreement are guaranteed by substantially all of our domestic subsidiaries and secured by substantially all of our domestic assets. The Amended Credit Agreement is also secured by a pledge of 65% of the capital stock of each of our foreign subsidiaries. See Note 11 to the Consolidated Condensed Financial Statements included in this report.

     Net Cash Provided by Operating Activities

         Net cash provided by operating activities was $25.3 million for the nine months ended September 30, 1999, an increase of $13.6 million from the same period in 1998. The increase resulted primarily from increased net income, increases in accounts payable, decreases in income taxes receivable, and increased non-cash items. These positive cash flow changes were partially offset by increases in inventories and receivables. The increase in inventories and trade accounts payable is due primarily to significant increases in resin prices and the stockpiling of resin inventory to reduce the impact of announced future resin price increases. The increase in trade accounts receivable is primarily due to increased sales volumes.

     Net Cash Used in Investing Activities

         Net cash used in investing activities was $25.7 million for the nine months ended September 30, 1999, compared to $294.7 million for the same period in 1998. Net cash used in investing activities was higher in 1998 due to the acquisitions of Ellehammer and Blessings. Capital expenditures totaled $25.7 million for the nine months ended September 30, 1999 and $35.4 million for the same period in 1998. Capital expenditures during 1999 were primarily for major expansion projects in our printed products and barrier films product lines, upgrading and installation of equipment relocated from recently-closed manufacturing facilities and several new and carryover maintenance projects throughout our company. We expect capital expenditures to remain approximately at current levels in future periods.

     Net Cash Provided by Financing Activities

         Net cash provided (used) by financing activities was $(7.0) million for the nine months ended September 30, 1999, compared to $285.0 million for the same period in 1998. The activity in 1998 was higher due to the proceeds from the Amended Credit Agreement. The 1999 net cash used by financing activities resulted primarily from payments on our revolving credit facilities.

     Liquidity

         As of September 30, 1999, Huntsman Packaging had $107.2 million of net working capital and approximately $110 million of available borrowings under the Amended Credit Agreement, approximately $2.3 million of which was issued as letters of credit. As of September 30, 1999, the debt under the Amended Credit Agreement bore interest at a weighted average rate of 7.8%.

         As of September 30, 1999, we had $13.7 million in cash and cash equivalents, including $12.8 million held by our foreign subsidiaries. The effective tax rate of repatriating this money and future foreign earnings to the United States varies from approximately 40% to 65%, depending on various U.S. and foreign tax factors, including each foreign subsidiary's country of incorporation. High effective repatriation tax rates may limit our ability to access cash and cash equivalents generated by our foreign operations for use in our United States operations, including to pay principal, premium, if any, and interest on the Notes and the Amended Credit Agreement. For the nine months ended September 30, 1999, our foreign operations generated net income from continuing operations of approximately $5.3 million.

         We expect that cash flows from operating activities and available borrowings under the Amended Credit Agreement will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements. If we were to engage in a significant acquisition transaction, however, it may be necessary for us to restructure our existing credit facilities.

YEAR 2000 COMPLIANCE

         We have performed an analysis of both our computer systems and our production and distribution activities and have implemented procedures to address year 2000 issues. As of November 1, 1999, we have completed modifying our computer systems and application programs for year 2000 compliance. As of September 30, 1999, we had spent approximately $4.5 million on computer systems and application programs upgrades necessary to become year 2000 compliant. In addition to addressing year 2000 issues, these computer systems and program upgrades will significantly enhance our information systems. We will fund these upgrades through operating cash flows. Any costs for new systems will be expensed or capitalized and amortized over the system's useful life, as appropriate. We have a year 2000 third-party compliance policy in place to identify and resolve potential third-party year 2000 problems. Although we are working cooperatively with third parties upon whom we rely for raw materials, utilities, transportation and other products and services, we cannot give any assurance that the systems of other parties will be year 2000 compliant on a timely basis. In the most reasonably likely worst-case scenario involving the failure of our systems and applications or those operated by others, our business, financial condition and results of operations would be materially adversely affected. However, an estimate of the dollar amount of such an adverse effect cannot be practically determined at this time.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to various interest rate and resin price risks that arise in the normal course of business. We finance our operations with borrowings comprised primarily of variable rate indebtedness. Our raw material costs are comprised primarily of resins. Significant increases in interest rates or the price of resins could adversely affect our operating margins, results of operations and ability to service our indebtedness.

         We enter into interest rate collar and swap agreements to manage interest rate market risks and commodity collar agreements to manage resin market risks. As of September 30, 1999, we had one interest rate collar agreement and two commodity collar agreements in place. The estimated fair market value of the interest rate collar was approximately $100,000 and the estimated aggregate fair market value of the two commodity collars was $300,000. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates and commodity prices applied to the agreements described above. The analysis indicated that such market movements would not have a material effect on our consolidated financial position, results of operations or cash flows. Factors that could impact the effectiveness of our hedging programs include the volatility of interest rates and commodity markets and the availability of hedging instruments in the future.

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




Date:  November 15, 1999

                                INDEX TO EXHIBITS

Exhibits

27            Financial Data Schedule.