Form 10-K405
period 1999-12-31
HUNTSMAN PACKAGING CORP
filed 2000-03-29
CIK 1049442

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from _________ to __________


                        Commission File Number 333-40067

                         HUNTSMAN PACKAGING CORPORATION
           (Exact Name of the Registrant as Specified in its Charter)


              Utah                                               87-0496065
-------------------------------                            ---------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At March 24, 2000, there were 1,000,001 outstanding shares of Class A Common Stock, 6,999 outstanding shares of Class B Common Stock, and 49,511 outstanding shares of Class C Common Stock. As of such date, none of the outstanding shares of Common Stock were held by persons other than affiliates or employees of the Registrant, and there was no public market for the Common Stock.



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


                                     PART I

ITEM 1.   BUSINESS

GENERAL

        Huntsman Packaging Corporation ("Huntsman Packaging" or the "Company"), with 1999 revenues of approximately $781 million, is one of North America's largest producers of polymer-based ("plastic"), value-added films for flexible packaging, personal care, medical, agricultural and industrial applications. We operate 24 manufacturing and research and development facilities worldwide and we currently have approximately one billion pounds of production capacity. We offer a wide variety of film products and we have leading market positions in each of our product lines.

        Focusing on a strategy of building strong relationships with market-leading customers by offering a broad line of innovative products, providing technological and cost leadership, and assembling modern and efficient manufacturing assets, we have successfully expanded our business and increased its profitability.

        We have a synergistic portfolio of value-added film products that targets profitable, growing film markets. These products include personal care and medical films, converter films, barrier and custom films, agricultural and horticultural films, printed films and bags, industrial films, and closure technology for a wide variety of flexible packaging products.

        We deliver our products through modern and efficient manufacturing facilities that are supported by industry-leading technology and intellectual property. We have more than 180 film extrusion lines. These manufacturing assets are supported by a progressive research and development facility, with a production-scale pilot plant. We are among the leaders in the industry in bringing innovative technological advances to the marketplace, through internal product development and by purchasing or licensing technology from other film companies throughout the world.

        In September 1997, the Company was "spun off" from Huntsman Corporation. We continue to be privately owned, however, and all of the owners of the common stock are affiliates or employees of the Company. The separation from Huntsman Corporation has allowed Huntsman Packaging to independently pursue its value-added films business, implement its strategy of growing its market position through superior products, technology and synergistic acquisitions, and improve its financial and operating performance.

        On December 1, 1999, we announced that we had begun the process of evaluating a variety of financial alternatives to monetize the approximately 61% interest of Jon M. Huntsman, the majority shareholder and Chairman of the Company. The alternatives being considered include a potential initial public offering, a recapitalization of the Company, a management buy-out of Mr. Huntsman's interest, and an outright sale of the business.

INDUSTRY OVERVIEW

Our films are generally made from blends or co-extrusions of polyethylene ("PE"), polyvinyl chloride ("PVC") or other resins. Plastic films are sold into the flexible packaging market for both food and non-food applications. Plastic films are also used in secondary packaging, such as pallet wrap, and in masking film and other industrial films. Plastic films are also component parts of many non-packaging products, such as moisture barriers for disposable diapers, feminine care products and surgical drapes and gowns. Plastic films are also used in a variety of agricultural uses, such as greenhouse films and mulch films.

DESCRIPTION OF BUSINESS

        Founded in 1992 to acquire the assets of Goodyear Tire & Rubber Company's Film products Division, the Company has successfully combined strategic acquisitions, internal growth, product innovation and operational improvements to grow the business and increase its profitability. We have successfully acquired and integrated 13 strategic film and flexible packaging operations since 1992, including the 1996 acquisition of Deerfield Plastics, the 1997 acquisition of CT Film, and the 1998 acquisition of Blessings Corporation - leading producers of personal care, converter and medical films. Most recently, we acquired KCL Corporation, a leader in closure technology for flexible packaging.

        We divide our business into three operating segments for financial and business reporting purposes: design products, industrial films and specialty films. Our Design Products Division produces printed films and flexible packaging products used in the food, textile and personal care industries. Our Industrial Films division produces stretch films, used to unitize and bundle loads and protect them during shipment and storage, and polyvinyl chloride ("PVC") films, for wrapping meat, cheese and produce. Our Specialty Films include personal care films, used for disposal diapers, feminine care products and adult incontinence products, and medical films, used to package sterile medical devices. Our Specialty Films also include converter films, sold primarily to manufacturers of flexible packaging products, and barrier and custom films that provide oxygen, light or moisture barriers to a variety of film products. Finally, our Specialty Films include agricultural, mulch and greenhouse films. Each of our operating segments is described below. Additional information about our foreign and domestic operations and operations in different business segments appears in Note 13 to the Consolidated Financial Statements included in this report.

     Design Products

        Design products accounted for 22.5%, 20.9% and 20.8% of our net sales in 1999, 1998 and 1997, respectively. Our Design Products are primarily printed films. For financial reporting purposes, this reporting segment also includes Huntsman's Mexican subsidiary, NEPSA. NEPSA is a leading producer of printed products for Mexico and other Latin American countries. NEPSA also produces personal care and barrier films for these markets. In 1999, approximately 32% of our design products sales were outside the United States, primarily in Mexico and Latin America.

        Our Design Products include printed roll stock, bags and sheets used to package food and consumer goods. Printed roll stock is sold to fresh and frozen food processors, who use their own packaging equipment to fabricate pouches and bags for their products. Printed bags are sold to bakeries, fresh and frozen food processors, textile manufacturers and other dry goods processors. Bread and bakery bags represent a significant portion of our Design Products business. Our Design Products group produces approximately three billion bread and bakery bags each year.

     Industrial Films

        Industrial films accounted for 19.6%, 22.2% and 39.2% of our net sales in 1999, 1998 and 1997, respectively. Our industrial film products include polyethylene stretch films and PVC films. Stretch films are used to bundle, unitize and protect palletized loads during shipping and storage. Currently, approximately one-half of all loads shipped in North America are unitized with stretch film. Stretch film has replaced more traditional packaging, such as corrugated boxes and metal strapping because of stretch film's lower cost, higher strength, ease of use and environmental advantages.

        PVC films are used by supermarkets, delicatessens and restaurants to wrap meat, cheese and produce. We participate primarily in the in-store wrap segment. We also produce PVC films for laundry and dry cleaning bags. Finally, we produce PVC films for companies that repackage the films in smaller cutterbox rolls for sale in retail markets in North America, Latin America and Asia. PVC film remains the packaging-of-choice for wrapping meat, cheese and produce in in-store applications because of its low cost, excellent clarity, elasticity and cling. In 1999, approximately 32% of our industrial films sales were outside the United States, primarily in Canada, Europe and Australia.

     Specialty Films

        Specialty films accounted for 57.9%, 56.9% and 40.0% of our net sales in 1999, 1998 and 1997, respectively. Our specialty films include converter films, personal care films, medical films, barrier films, and agricultural and horticultural films.

        Converter Films. Converter films are mono-layer and multi-layer, co-extruded films that are sold to converters of flexible packaging who may laminate them to foil, paper or another film, print them, or fabricate them into the final flexible packaging product. Our converter films become a key component of the final flexible packaging product--for example, a fresh-cut salad package, a toothpaste tube, or a stand-up pouch. Generally, our converter film adds value by providing the final packaging product with specific performance characteristics, such as moisture, oxygen or odor barriers, ultraviolet protection or desired sealant properties. Because converter films are sold for their sealant, barrier or other properties, they must meet stringent performance specifications from the converter, including gauge control, clarity, sealability and web width accuracy. We are a leader in introducing new converter film products to meet flexible packaging industry trends and specific customer needs.

        Personal Care Films. We are also an industry leader in personal care films used in disposable diapers, feminine hygiene products and adult incontinence products. Personal care films must meet diverse and highly technical specifications. Most of these films must "breathe," allowing water vapors to escape. In some applications, the softness or "quietness" of the film is important, as in adult incontinence products. A significant portion of our specialty films business consists of the sale of personal care films to Kimberly-Clark Corporation and its affiliates. Kimberly-Clark accounts for approximately 22% of our specialty films sales and 13% of our 1999 consolidated net sales.

        Medical Films. We are a leader in medical films used to package sterile medical supplies, such as syringes, scalpels, scissors and intravenous fluid bags. These films also become components in disposable surgical drapes and gowns. These films are manufactured in "clean-room" environments and must meet stringent barrier requirements. A sterile barrier is necessary to provide and assure the integrity of the devices and to prevent contamination and tampering. These films must also be able to withstand varied sterilization processes.

        Barrier Films. We manufacture a variety of barrier and custom films, primarily for small, but profitable, niche segments in flexible packaging and industrial markets. For example, we are a leading manufacturer of barrier films for cookie, cracker and cereal box liners and for pet food liners in multi-wall bags. We are also the leading producer of photoresist coating films for the electronics industry and sheet molding compound films for the protection and transportation of the sheet molding compound used in the manufacture of boats and automotive products.

        Agricultural and Horticultural Films. We are a leading supplier of thin-gauge, polyethylene cast embossed and blown films to fruit and vegetable growers and to greenhouse and nursery operators. Our agricultural films are used extensively in North America and Latin America. Commercial growers of crops like peppers, tomatoes, cucumbers and strawberries are the primary consumers of our mulch films. These crops are typically planted on raised beds, that are tightly covered with mulch film. The mulch film eliminates or retards weed growth, significantly reduces the amount of water required by plants, controls bed temperatures for ideal growing conditions and allows easy application of fertilizer.

        Horticultural growers use greenhouse structures with plastic film as covers to grow tropical plants, flowers, tomatoes and strawberries. The typical greenhouse film must provide coverage for one to four years. Successful film performance requires ultra violet light stability, strength to withstand varying weather conditions and other specific product attributes based on climate and application.

SEASONALITY

        Our business is generally not subject to large seasonal fluctuations. Historically, however, we have experienced modest increases in sales volumes during the second and third quarters of each year as compared to the first and fourth quarters.

TECHNOLOGY AND RESEARCH AND DEVELOPMENT

        We believe our technology base and R&D support are among the best in the film industry. Our Newport News research and development center employs 50 engineers and technical specialists who provide the latest resin and extrusion technology to our manufacturing facilities and trial new resins and process technologies. The technical center has a 17 million pound capacity pilot plant, with four extrusion lines. The facility also has a film orientation line. These capabilities allow the technical center to run commercial "scale-ups" for new products. Our technological support enables our customers to get better products to the market more quickly than they could with other suppliers.

        We are also able to use our broad product offerings and technology to transfer technological innovations from one market to another. For example, our expertise in coextrusion technology, gained from the production of converter and barrier films, and our expertise in applications involving metallocene and other specialty resins, have placed us on the leading edge of downgauging many of our personal care and medical films.

        Excluding net sales revenue of commercial film production at our R&D facilities, we spent $5.5 million, $3.7 million and $2.5 million on research and development in 1999, 1998 and 1997, respectively. Research and development spending represented approximately 0.7% of our net sales for 1999. Our technical center is located in Newport News, Virginia. We also operate satellite technical facilities in Akron, Ohio, and Chippewa Falls, Wisconsin.

INTELLECTUAL PROPERTY RIGHTS

        Patents, trademarks and licenses are significant to our business. We have patent protection on many of our products and processes, and we regularly apply for new patents on significant product and process developments. We have also registered trademarks on many of our products. We also rely on unpatented proprietary know-how, continuing technological innovation and other trade secrets to develop and maintain our competitive position. We routinely enter into confidentiality agreements to protect our trade secrets and proprietary know-how.

        Although we constantly seek to protect our patents, trademarks and other intellectual property, there can be no assurance that our precautions will provide meaningful protection against competitors.

RAW MATERIALS

        Polyethylene, PVC, polypropylene, other specialty resins, and additives constitute the major raw materials for our products. Resin costs constitute approximately 65% of total manufacturing costs. The price of resins is a function of, among other things, manufacturing capacity, demand, and the price of crude oil and natural gas feedstocks. While temporary shortages of raw materials may occur from time to time, these items are generally considered to be readily available from numerous suppliers. Resin shortages or significant increases in the price of resin, however, could have a significant adverse effect on our business.

EMPLOYEES

        We have approximately 3,800 employees worldwide. We have approximately 1,372 employees worldwide who are subject to collective bargaining agreements that expire from October 2000 to November 2002. The Company's management believes that its relationships with employees are good. On March 7, 2000, however, approximately 130 employees at our Chippewa Falls, Wisconsin manufacturing plant went on strike. The strike was subsequently resolved and the striking employees returned to work on March 20, 2000.

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

        Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and similar state statutes, an owner or operator of real property may be liable for the costs of removing or remediating hazardous substances on or under the property, regardless of whether the owner or operator owned or operated the real property at the time of the release of the hazardous substances and regardless of whether the release or disposal was in compliance with law at the time it occurred. We are not aware of any current claims under CERCLA or similar state statutes against us.

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

        Our operations are also subject to regulation under the Clean Air Act and the Clean Water Act, as well as similar state statutes. Our Rochester, New York and Seattle, Washington plants have the potential to emit air pollutants in quantities that require them to obtain a Title V permit under the Clean Air Act Amendments of 1990 and the implementing state regulations. Both facilities have timely filed Title V applications under their respective state programs. Some capital costs for additional air pollution controls or monitors may be required at both sites. However, such expenditures would not be materially adverse to our business. Several facilities may also be required to obtain stormwater permits under the Clean Water Act and implementing regulations. The cost of this kind of permitting is not material to our business.

        We are also subject to environmental laws and regulations in those foreign countries in which we operate.

        Our operating expenses for environmental matters totaled less than $0.2 million in each of 1999, 1998 and 1997 and are expected to remain at approximately this level in 2000. We believe expenditures at this level will be sufficient to cover, among other things, our routine measures to prevent, contain and clean up spills of materials that occur in the ordinary course of our business. Our estimated capital expenditures for environmental matters were approximately $0.5 million in 1999, $0.6 million in 1998 and $0.5 million in 1997, and are expected to be approximately $0.5 million in both 2000 and 2001. Capital expenditures and, to a lesser extent, costs and operating expenses relating to environmental matters will be subject to evolving regulatory requirements and will depend on the timing and promulgation of specific standards which impose requirements on our operations.

INTERNATIONAL OPERATIONS

        We operate facilities and sell products in several countries outside the United States. Operations outside the United States include plants and sales offices in Mexico, Canada, Germany and Australia. As a result, we are subject to risks associated with selling and operating in foreign countries. These risks include devaluations and fluctuations in currency exchange rates, limitations on conversion of foreign currencies into U.S. dollars and remittance of dividends and other payments by foreign subsidiaries. The imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries, hyperinflation in certain foreign countries, and imposition or increase of investment and other restrictions by foreign governments could also have a negative effect on our business.

COMPETITION

        The markets in which we operate are highly competitive. We believe we compete on the basis of product innovation, service, product quality, and price. In addition to competition from many smaller competitors, we face strong competition from a number of large flexible packaging companies. Some of our competitors are substantially larger, are more diversified and have greater financial resources than we do, and, therefore, may have certain competitive advantages.

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

               DESIGN PRODUCTS
               Dallas, Texas
               Kent, Washington
               Langley, British Columbia*
               Macedon, New York
               Mexico City, Mexico (two facilities)
               Shelbyville, Indiana

               INDUSTRIAL FILMS
               Calhoun, Georgia
               Danville, Kentucky
               Lewisburg, Tennessee
               Melbourne, Australia*
               Merced, California
               Phillipsburg, Germany
               Toronto, Canada

               SPECIALTY FILMS
               Birmingham, Alabama
               Bloomington, Indiana*
               Chippewa Falls, Wisconsin
               Dalton, Georgia
               Danville, Kentucky
               Harrington, Delaware
               McAlester, Oklahoma
               Newport News, Virginia
               Odon, Indiana*
               South Deerfield, Massachusetts
               Washington, Georgia
----------
      * Leased properties

      We have an annual manufacturing capacity of approximately 850 million pounds of polyethylene and PVC films. We believe that the capacities of our plants are adequate to meet our immediate needs. Our plants have historically operated at 75% to 100% of capacity.

ITEM 3.   LEGAL PROCEEDINGS

        Huntsman Packaging is involved in litigation from time to time in the ordinary course of our business. In management's opinion, none of such litigation is material to our financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

        We did not submit any matters to a vote of security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

        At March 24, 2000, the Company had 1,000,001 shares of Class A Common Stock outstanding, 6,999 shares of Class B Common Stock outstanding and 49,511 shares of Class C Common Stock outstanding (the Class A Common Stock, the Class B Common Stock and the Class C Common Stock are herein collectively referred to as the "Common Stock"). At March 24, 2000, there were three holders of record of the Class A Common Stock, two holders of record of the Class B Common Stock and four holders of record of the Class C Common Stock. There is no established trading market for any class of the Company's Common Stock.

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

                             SELECTED FINANCIAL DATA

                                                                                Year ended December 31,
                                                     -----------------------------------------------------------------------
                                                      1999            1998            1997            1996            1995
                                                     ------          ------          ------          ------          ------
                                                                                (dollars in millions)
STATEMENT OF OPERATIONS DATA:
      Net Sales                                     $  781.4        $  651.9        $  447.7        $  295.7        $  280.0
      Cost of sales                                    623.4           532.4           389.6           253.5           235.1
                                                      ------          ------          ------          ------          ------
              Gross profit                             158.0           119.5            58.1            42.2            44.9
       Total operating expenses                         82.0            70.1            45.0            38.1            31.8
                                                      ------          ------          ------          ------          ------
              Operating income                          76.0            49.4            13.1             4.1            13.1
       Interest expense                                (44.0)          (37.5)          (17.0)          (11.6)           (8.8)
       Other income (expense) - net                      0.4            (0.8)            0.7            (2.7)           (2.5)
                                                      ------          ------          ------          ------          ------
       Income (loss) before income taxes,
              discontinued  operations and
              extraordinary item                        32.4            11.1            (3.2)          (10.2)            1.8
       Income tax expense (benefit)                     14.1             8.6            (0.5)           (5.2)            0.9
                                                      ------          ------          ------          ------          ------
       Income (loss) before discontinued
          operations and extraordinary item             18.3             2.5            (2.7)           (5.0)            0.9
       Income from discontinued operations (1)                           0.6             3.1             1.8             1.4
       Gain on sale of discontinued
              operations (1)                                             5.2
       Extraordinary item (2)                                                                           (1.3)
                                                      ------          ------          ------          ------          ------
       Net income (loss)                            $   18.3        $    8.3        $    0.4        $   (4.5)       $    2.3
                                                    ========        ========        ========        ========        ========
OTHER FINANCIAL DATA:
       Depreciation and amortization                $   35.0        $   27.1        $   16.4        $   14.0        $   10.6
       EBITDA(3)                                       111.4(4)         75.7(5)         30.2(6)         15.4(7)         21.2
       Cash flows from operating activities             51.5            45.5            28.6            20.1             9.7
       Cash flows from investing activities            (46.0)         (314.8)          (87.2)          (88.9)          (17.6)
       Cash flows from financing activities            (16.7)          275.6            63.2            68.6             6.7
       Capital expenditures                             35.7            52.1            17.9            12.8            16.5
BALANCE SHEET DATA (AT YEAR END):
       Working capital                              $  103.8        $   93.4        $   94.1        $   74.6        $   53.0
       Total assets                                    769.0           734.3           400.4           329.2           204.6
       Long-term debt - net of current portion         493.3           513.5           250.2           186.7           103.0
       Total liabilities                               675.4           662.5           337.4           262.1           142.5
       Stockholders' equity                             90.7            70.6            63.0            67.0            62.1


--------------------------------------------------------------------------------

(1) In 1998, we sold our entire interest in our foam products operations, which were operated exclusively in Europe. The financial position and results of operations of this separate business segment are reflected as discontinued operations for all years presented. See Note 3 to the Consolidated Financial Statements included in this report.

(2) In 1996, we refinanced most of our long-term debt and recorded an extraordinary item for the write-off of unamortized deferred loan costs.

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

(4) Includes aggregate nonrecurring charges of $2.5 million resulting from the announced closing of a facility in the year ended December 31, 1999. Had this facility been closed on January 1, 1999, we estimate overhead savings of $2.6 million would have been realized in the year ended December 31, 1999

(5) Includes aggregate nonrecurring charges of $4.9 million resulting from the closing of a facility in the year ended December 31, 1998. Had this facility been closed on January 1, 1998, we estimate overhead savings of $2.1 million would have been realized in the year ended December 31, 1998.

(6) Includes aggregate nonrecurring charges of $9.3 million resulting from the closing of a facility in the year ended December 31, 1997. Had this facility been closed January 1, 1997, we estimate overhead savings of $3.0 million would have been realized in the year ended December 31, 1997.

(7) Includes aggregate nonrecurring charges of $12.1 million resulting from the closing of certain facilities in the year ended December 31, 1996. Had these facilities been closed on January 1, 1996, we estimate overhead savings of $2.9 million would have been realized in the year ended December 31, 1996.

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

GENERAL

        We derive our revenues, earnings and cash flows from the sale of film and flexible packaging products throughout the world. We manufacture these products at facilities located in North America, Europe and Australia. Our sales have grown primarily as a result of strategic acquisitions made over the past several years, increased levels of production at acquired facilities and the overall growth in the market for film and flexible packaging products. Our most recent acquisitions include the 1997 acquisition of Huntsman Polymers Corporation's CT Film division (the "CT Film Acquisition"), and our 1998 acquisitions of Ellehammer Industries, Ltd. and Ellehammer Packaging Inc. (collectively, the "Ellehammer Acquisition"), Blessings Corporation (the "Blessings Acquisition") and the 1999 acquisition of KCL Corporation (the "KCL Acquisition").

        In order to further benefit from these acquisitions, we ceased operations at certain less efficient manufacturing facilities and relocated equipment to more efficient facilities. In addition, we sold certain assets and restructured and consolidated our operations and administrative functions. As a result of these activities, we increased manufacturing efficiencies and product quality, reduced costs, and increased operating profitability. As part of this process, in 1999 and 1998, we undertook the following significant divestitures and closures of manufacturing facilities. (See Notes 3 and 4 to the Consolidated Financial Statements included in this report.)

        In connection with the 1999 purchase of KCL Corporation, we announced a plan to eliminate certain employees, move certain purchased assets and install them at desired locations and cease certain purchased operations.

        During 1999, we announced a plan to cease operations at one of our facilities located in Mexico City, Mexico. In addition, we announced our plan to cease the production of one of our product lines at our Kent, Washington facility.

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

        During 1998, we announced our plan to cease operations at our Clearfield, Utah facility, acquired as part of the CT Film Acquisition. As of December 31, 1999, operations at the facility had ceased and all of the facility's assets had been relocated.

POTENTIAL MONETIZATION OF THE MAJORITY SHAREHOLDER'S INTEREST

        On December 1, 1999, we announced that we had begun the process of evaluating a variety of financial alternatives to monetize the 61% interest of Jon M. Huntsman, the majority shareholder and Chairman of the Company. The alternatives being considered include a potential initial public offering, a recapitalization of the Company, a management buy-out of Mr. Huntsman's interest, and an outright sale of the business.

RESULTS OF OPERATIONS

        The following table sets forth net sales, expenses, and operating income, and such amounts as a percentage of net sales, for the years ended December 31, 1999, 1998 and 1997.

                                                  Year Ended December 31,
                              ------------------------------------------------------------
                                    1999                  1998                  1997
                              ----------------      ----------------      ----------------
                                                   (dollars in millions)
Net sales                     $  781.4    100%      $  651.9    100%      $  447.7    100%
Cost of sales                    623.4     80          532.4     82          389.6     87
                                 -----    ---          -----    ---          -----    ---
Gross profit                     158.0     20          119.5     18           58.1     13
Total operating expenses          82.0     10           70.1     11           45.0     10
                                 -----    ---          -----    ---          -----    ---
Operating income              $   76.0     10%      $   49.4      7%      $   13.1      3%
                                 =====    ===          =====    ===          =====    ===


1999 VERSUS 1998

       Net Sales

        Net sales increased by $129.5 million, or 19.9%, in 1999 to $781.4 million from $651.9 million in 1998. The increase was primarily due to the inclusion of a full year's results from the Blessings Acquisition, which occurred in May 1998. The full year's sales from the manufacturing facilities acquired as part of the Blessings Acquisition and post-acquisition sales volume increases of approximately 15% over the 1998 pre-acquisition sales volume accounted for increased net sales of approximately $90 million in 1999. Excluding the sales increases resulting from this acquisition, we realized increased sales volumes of approximately 4.5% in 1999 compared to 1998. In the markets we serve, the average selling price of our products generally increases or decreases as resin prices increase or decrease. Although the price of resin, our primary raw material, increased significantly during most of 1999, the average price of resins for the entire year was only slightly higher in 1999 compared to 1998. As a result, our average selling prices were slightly higher in 1999 as compared to 1998.

       Gross Profit

        Gross profit increased by $38.5 million, or 32.2%, in 1999 to $158.0 million from $119.5 million in 1998. The increase was due to increased sales volume from the recent acquisitions and internal growth, integration and rationalization of acquired and existing facilities and improved mix of products sold. The recent acquisitions and capital expenditures have allowed us to produce and sell proportionately more product in higher margin markets than in the past. Due to our rationalization and integration of operations and facilities, a precise measure of the additional gross profit added in 1999 from the recent acquisitions is not practicable.

       Operating Income

        Operating income increased by $26.6 million, or 53.8%, in 1999 to $76 million from $49.4 million in 1998 as a result of the factors discussed above.

       Total Operating Expenses

        Total operating expenses (including research and development expenses) increased by $11.9 million, or 17.0%, in 1999 to $82.0 million from $70.1 million in 1998. The increase was due primarily to additional operating expenses resulting from the Blessings Acquisition, including increased intangible amortization expense of $2.1 million. Operating expenses as percentage of net sales decreased to 10% in 1999, as compared to 11% in 1998.


1998 VERSUS 1997

       Net Sales

        Net sales increased by $204.2 million, or 45.6%, in 1998 to $651.9 million from $447.7 million in 1997. The increase was primarily due to the Blessings Acquisition, which occurred in May 1998 and a full year's results from the September 1997 CT Film Acquisition. The CT Film Acquisition and the Blessings Acquisition collectively accounted for increased net sales of approximately $256 million in 1998. Excluding the sales increases resulting from these acquisitions, we realized increased sales volumes of approximately 1.7% in 1998 compared to 1997. These sales volume related increases were offset by a 4.6% reduction in the average selling prices for our products, excluding the effects of the acquisitions. The average selling price reductions were primarily due to declines in the price of resins, our primary raw material.

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

Plant closing costs                         $  4.9
Indirect plant closing costs                   1.6
Blessings Acquisition transition costs         1.5
                                            ------
                                            $  8.0
                                            ======

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


OPERATING SEGMENT REVIEW

General

        Operating segments are components of our company for which separate financial information is available that is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing performance. For more information on our operating segments, see Note 13 to the Consolidated Financial Statements included in this report.


1999 VERSUS 1998

Design Products

       Net Sales

        The design products segment net sales increased by $39.3 million, or 28.9%, in 1999 to $175.4 million from $136.1 million in 1998. This increase was primarily due to our recent acquisitions and to sales volume increases resulting from production capacity expansions. The design products segment includes our Mexican operation acquired as part of the May 1998 Blessings Acquisition and, accordingly, 1999 sales include a full year of results from this operation. Excluding the approximate effect of this acquisition, net sales dollars increased by 13.3% and sales volume increased by 12.7%. The sales dollar and volume increases were due to additional production capacity added over the last two years in our design products production facilities.

       Segment Profit

        The design products segment profit decreased by $3.1 million, or 25.0%, in 1999 to $9.3 million from $12.4 million in 1998. The decrease was due to a 4.5% decline in the difference between our average selling price and our average raw material cost. A significant portion of our design products sales prices are tied to a resin price index with our sales price often adjusting quarterly. Due to the rapid increases in resin prices during 1999, we were unable to increase our selling prices as quickly as resin prices increased. Accordingly, our segment profit declined. During late 1999 and early 2000, our margins returned to normal levels as resin prices stabilized. The decrease is also due to higher operating expenses resulting from a full year of costs associated with a separate segment management team.

        Segment profit excludes nonrecurring plant closing costs. The 1999 plant closing costs of $2.5 million relates entirely to the design products operating segment. See Note 4 to the Consolidated Financial Statements included in this report.

       Segment Total Assets

        The design products segment total assets increased by $22.5 million, or 14.7%, in 1999 to $175.9 million from $153.4 million in 1998. The increase was due to the KCL Acquisition, 1999 capital expenditures of approximately $6.9 million and an increase in working capital. These additions were off-set, in part, by depreciation expense in 1999.

        Capital expenditures were for capacity expansion at our Rochester, New York facility and other ongoing capital improvements.

Industrial Films

       Net Sales

        The net sales of our industrial films segment increased by $8.6 million, or 5.9%, in 1999 to $153.3 million from $144.7 million in 1998. The increase in sales was due entirely to an increase in our sales volume as our average selling prices were unchanged in 1999 as compared to 1998.

       Segment Profit

        The industrial films segment profit increased by $5.4 million, or 49.1%, in 1999 to $16.4 million from $11.0 million in 1998. The increase was due to increased sales volumes, lower operating expenses, and improved manufacturing performance.

       Segment Total Assets

        The industrial films segment total assets increased by $2.1 million, or 2.5%, in 1999 to $84.8 million from $82.7 million in 1998. The increase was due to capital expenditures of approximately $6.6 million reduced, in part, by depreciation. The capital expenditures were for ongoing capital improvements, as well as a major upgrade to one of our stretch film production lines.

Specialty Films

       Net Sales

        The net sales of our specialty films segment increased by $81.5 million, or 22.0%, in 1999 to $452.7 million from $371.2 million in 1998. The increase was due primarily to inclusion of a full year's results from the 1998 Blessings Acquisition, including post-acquisition sales volume increases in the operations acquired. The addition of these operations, including the post-acquisition sales improvements, resulted in 1999 increased sales of approximately $65.2 million. Excluding the acquisition related increases, our specialty film volume increased in 1999 by approximately 9.9%. The volume increase was due primarily to a full year's results of capacity expansion in our barrier film operations and the relocation of certain equipment from our closed facilities to specialty films' facilities.

       Segment Profit

        The specialty films segment profit increased by $21.5 million, or 59.6%, in 1999 to $57.6 million from $36.1 million in 1998. The increase was due primarily to the recent acquisitions and the increase in sales volume resulting from production capacity expansions. In 1999, operating expenses associated with this segment increased due to a full year of operations from the facilities acquired as part of the Blessings Acquisition and due to costs associated with a separate segment management team.

Segment Total Assets

        The specialty films segment total assets increased by $11.8 million, or 2.7%, in 1999 to $446.9 million from $435.1 million in 1998. The increase was primarily due to capital expenditures of approximately $18.8 million and an increase in working capital. These increases were off-set, in part, by 1999 depreciation and amortization. Capital expenditures related mainly to capacity expansion and to quality improvement projects, as well as ongoing capital improvements.


1998 VERSUS 1997

Design Products

       Net Sales

        The design products segment net sales increased by $42.7 million, or 45.7%, in 1998 to $136.1 million from $93.4 million in 1997. This increase was primarily due to our recent acquisitions and to sales volume increases resulting from production capacity expansions. The Blessings Acquisition added approximately $30.2 million to net sales in 1998. These additional sales relate to our Mexican operation acquired from Blessings Corporation. Excluding the effect of this acquisition, net sales dollars increased by 13.3% and sales volume increased by 16.1%. The sales dollar and volume increases were due to additional production capacity added over the last two years in our Rochester, New York and Seattle, Washington facilities. These increases were off-set, in part, by a 2.1% reduction in 1998 average selling prices, excluding the effects of the Blessings Acquisition. As previously discussed, the decreased average selling prices resulted from a reduction in resin prices during 1998.

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

       Segment Total Assets

        The design products segment total assets increased by $98.8 million, or 180.9%, in 1998 to $153.4 million from $54.6 million in 1997 due primarily to our recent acquisitions and capital expenditures to expand capacity. The 1998 acquisitions added total assets of approximately $84.6 million and 1998 capital expenditures added approximately $18.4 million. These additions were partially off-set by 1998 depreciation and reductions in working capital.

        Capital expenditures were for significant capacity expansion at our Rochester, New York and Seattle, Washington facilities and ongoing capital improvements. The capacity expansion expenditures included new, 8-color printing presses that allow us to pursue higher margin printing applications.

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

       Segment Total Assets

        The industrial films segment total assets decreased by $13.8 million, or 14.3%, in 1998 to $82.7 million from $96.5 million in 1997. The decrease was due primarily to the closure of the Carrollton plant, 1998 depreciation and reductions in working capital. These reductions were partially off-set by 1998 capital expenditures of approximately $5.7 million. The capital expenditures were for ongoing capital improvements, as well as a major upgrade to one of our stretch film production lines.

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

       Segment Profit

        The specialty films segment profit increased by $16.5 million, or 84.2%, in 1998 to $36.1 million from $19.6 million in 1997. The increase was due primarily to the recent acquisitions and the increase in sales volume resulting from production capacity expansions. In 1997, operating expenses associated with this segment were not allocated to the operating segment. Accordingly, the segment profit increase due to acquisitions and volume increases was partially off-set by increased operating expenses in 1998. The increase in operating expenses was due to the CT Film and Blessings Acquisitions and the establishment of a separate segment management team.

        Segment profit excludes nonrecurring plant closing costs. The Clearfield, Utah plant closing, discussed above, resulted in a 1998 plant closing cost charge of $4.9 million. This charge relates entirely to the specialty films operating segment. See Note 4 to the Consolidated Financial Statements included in this report.

       Segment Total Assets

        The specialty films segment total assets increased by $247.0 million, or 131.3%, in 1998 to $435.1 million from $188.1 million in 1997. The increase was primarily due to the recent acquisitions and capital expenditures. The 1998 acquisitions increased segment total assets by approximately $244.4 million and 1998 capital expenditures were $26.2 million. 1998 capital expenditures included the purchase of a new barrier film production line at our Bloomington, Indiana facility and ongoing capital improvements. These increases were partially off-set by reductions in assets resulting from the closure of the Clearfield, Utah facility, the sale of the Scunthorpe, UK, facility, by 1998 depreciation and by reductions in working capital.


LIQUIDITY AND CAPITAL RESOURCES

        On September 30, 1997, we issued $125 million of 9.125% unsecured senior subordinated notes which mature on October 1, 2007 (the "Notes"). Interest on the Notes is payable semi-annually on each April 1 and October 1, commencing April 1, 1998. Additionally, on September 30, 1997, we entered into a $225 million credit facility (the "Credit Agreement") with a syndicate of banks.

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

        Our obligations under the Amended Credit Agreement are guaranteed by substantially all of our domestic subsidiaries and secured by substantially all of our domestic assets. The Amended Credit Agreement is also secured by a pledge of 65% of the capital stock of each of our foreign subsidiaries. See Notes 6 and 16 to the Consolidated Financial Statements included in this report.

       Net Cash Provided by Operating Activities

        Net cash provided by operating activities was $51.4 million in 1999, an increase of $5.9 million, or 13.0%, from $45.5 million in 1998. The increase resulted primarily from increased net income in 1999 of $10.0 million, an increase in accounts payable, an increase in non-cash items and a decrease in income taxes receivable. These increases in cash flows were offset by increases in receivables and inventories. Net cash provided by operating activities increased $16.9 million, or 59.1%, in 1998 to $45.5 million from $28.6 million in 1997. The 1998 increase resulted primarily from increased net income in 1998 of $8.0 million and a reduction in inventories and prepaid expenses.

       Net Cash Used in Investing Activities

        Net cash used in investing activities was $46.0 million, $314.8 million and $87.2 million for 1999, 1998 and 1997, respectively. The majority of cash was used in the KCL, Blessings, and CT Film Acquisitions and capital expenditures (see below). During 1999, we made net cash payments of approximately $11.5 million for KCL Corporation. During 1998, we made net cash payments of approximately $285.7 million for the purchase of Blessings Corporation and $10.9 million for other acquisitions. During 1997, we made net cash payments of approximately $69.4 million for the purchase of CT Film. See
Note 12 to the Consolidated Financial Statements included in this report.

       Capital Expenditures

        Total capital expenditures were $35.7 million, $52.1 million and $17.9 million for 1999, 1998 and 1997, respectively. The 1999 capital expenditures included expenditures to add new capacity, to upgrade and relocate existing equipment, and to upgrade existing information systems. The 1998 capital expenditures included expenditures to upgrade and relocate existing equipment, to add significant new capacity in our design products and specialty films facilities, to add new information systems, and to upgrade existing information systems. The 1997 capital expenditures included film production capacity expansions in our facilities acquired in 1996, as well as printing capacity expansion in our design products facilities. We currently estimate that a minimum of $12 million to $15 million of ongoing capital expenditures are required each year.

       Net Cash Provided by Financing Activities

        Net cash provided (used) by financing activities was $(16.7) million, $275.6 million and $63.2 million for 1999, 1998 and 1997, respectively. Net cash provided by financing activities consists primarily of net borrowings under our current and prior credit arrangements in 1998 and 1997. In 1999, cash was used to pay scheduled principal payments and to pay down the outstanding balance on the Revolver. See Note 6 to the Consolidated Financial Statements included in this report. Net cash provided by financing activities was used primarily to fund our capital expenditures, as well as the 1998 Blessings Acquisition and the 1997 CT Film Acquisition.

       Liquidity

        As of December 31, 1999, we had $103.8 million of working capital and $112.7 million available under the Revolver of our Amended Credit Agreement, $1.3 million of which was issued as letters of credit. The debt under our Amended Credit Agreement bears interest at LIBOR plus 2%, and may adjust downward based upon our leverage ratio (as defined in the Amended Credit Agreement) to a minimum of LIBOR plus 1%.

        As of December 31, 1999, we had $7.3 million in cash and cash equivalents held by our foreign subsidiaries. The effective tax rate of repatriating this money and future foreign earnings to the United States varies from approximately 40% to 65% depending on various U.S. and foreign tax factors, including each foreign subsidiary's country of incorporation. High effective repatriation tax rates may limit our ability to access cash and cash equivalents generated by our foreign operations for use in our United States operations, including to pay principal, premium, if any, and interest on the Notes and the Amended Credit Agreement. In 1999, 1998 and 1997, our foreign operations generated income from continuing operations of $8.3 million, $0.5 million and $1.7 million, respectively.

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

       The Year 2000 Issue

        In 1999, we performed analyses of both our computer systems and our production and distribution activities and implemented procedures to address year 2000 issues. We have not experienced any significant year 2000 related computer problems. We do not anticipate any future year 2000 related computer problems or additional costs to upgrade computer systems related to this issue.

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

       Exposure to Fluctuations in Resin Prices and Dependence on Resin Supplies

        We use large quantities of polyethylene, PVC and other resins in manufacturing our products. Significant increases in the price of resins could adversely affect our operating margins, results of operations and ability to service our indebtedness. In addition, should any of our resin suppliers fail to deliver resin or should any significant resin supply contract be canceled, we would be forced to purchase resin in the open market. No assurances can be given that we would be able to make such purchases at prices that would allow us to remain competitive.

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

       Customer Relationships

        We are dependent upon a limited number of large customers with substantial purchasing power for a majority of our sales. In particular, we are currently the sole outside supplier to Kimberly Clark of its breathable personal care films and other film components. Kimberly Clark accounted for approximately 13% of our revenue in 1999. The loss of Kimberly Clark or one or more other customers, or a material reduction in the sales to Kimberly Clark or these other customers, would have a material adverse effect on our operations and on our ability to service our indebtedness.

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

       Other Factors

        In addition to the factors described above, we face a number of uncertainties, including: (i) changes in demand for our products; (ii) potential legislation and regulatory changes; (iii) new technologies; (iv) changes in distribution channels or competitive conditions in the markets or countries where we operate; (v) increases in the cost of compliance with laws and regulations, including environmental laws and regulations; and (vi) environmental liabilities in excess of the amounts reserved.

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

        We enter into interest rate collar and swap agreements to manage interest rate market risks and commodity collar agreements to manage resin market risks. As of December 31, 1999, we had one interest rate collar agreement and one commodity collar agreement in place. The estimated fair market value of the interest rate collar was $183,000 and the estimated fair market value of the commodity collar was $325,000. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates and commodity prices applied to the agreements described above. The analysis indicated that such market movements would not have a material effect on our consolidated financial position, results of operations or cash flows. Factors that could impact the effectiveness of our hedging programs include the volatility of interest rates and commodity markets and the availability of hedging instruments in the future.

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

                    BOARD OF DIRECTORS AND EXECUTIVE OFFICERS

NAME                                      AGE                  POSITION
----                                      ---                  --------
Jon M. Huntsman*                          62      Director and Chairman of the Board of
                                                  Directors
Karen H. Huntsman*                        62      Vice Chairman
Richard P. Durham*                        35      Director, President and Chief Executive
                                                  Officer
Christena H. Durham*                      35      Director, Vice President
Jack E. Knott                             45      Executive Vice President and Chief
                                                  Operating Officer
Scott K. Sorensen*                        38      Executive Vice President and Chief
                                                  Financial Officer, Treasurer
Ronald G. Moffitt                         47      Senior Vice President and General Counsel,
                                                  Secretary


--------------------------------------------------------------------------------

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

    JACK E. KNOTT became Executive Vice President and Chief Operating Officer of Huntsman Packaging on September 1, 1997. Prior to joining the Company, Mr. Knott was a member of the Board of Directors of Rexene Corporation and held the position of Executive Vice President of Rexene Corporation and President of Rexene Products. Mr. Knott served in various capacities at Rexene from 1985 to 1997, including Executive Vice President-Sales and Market Development of Rexene Corporation, Executive Vice President of Rexene Corporation and President of CT Film, a division of Rexene Corporation. Prior to joining Rexene Corporation, Mr. Knott worked for American National Can. Mr. Knott received a B.S. degree in Chemical Engineering and an M.B.A. degree from the University of Wisconsin. Mr. Knott also holds nine patents.

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

    RONALD G. MOFFITT joined Huntsman Packaging in 1997, after serving as Vice President and General Counsel of Huntsman Chemical Corporation. Prior to joining Huntsman Chemical Corporation in 1994, Mr. Moffitt was a partner and a member of the board of directors of the Salt Lake City law firm of Van Cott, Bagley, Cornwall & McCarthy, with which he had been associated since 1981. Mr. Moffitt holds a B.A. degree in Accounting, a Master of Professional Accountancy degree, and a J.D. degree from the University of Utah.

ITEM 11.   EXECUTIVE COMPENSATION

        The following Summary Compensation Table sets forth information about compensation earned in the fiscal years ended December 31, 1999, 1998 and 1997 by the Chief Executive Officer and the three other executive officers (as of the end of the last fiscal year) (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                      Annual Compensation                Long Term Compensation
                                            -------------------------------------   --------------------------------
                                                                                            Awards            Payouts
                                                                                    ----------------------    -------
                                                                                                Number of
                                                                                                Securities
                                                                         Other      Restricted  Underlying
                                                                         Annual       Stock      Option/       LTIP     All Other
                                                   Salary     Bonus   Compensation   Award(s)     SARs        Payouts  Compensation
Name and Principal Position                 Year    ($)        ($)      ($) (1)       ($)         (#)          ($)       ($)
---------------------------                 ----  --------    ------    -------     -------     -------        ---       ---
Richard P. Durham                           1999  $450,000  $327,325       ---         ---          ---        ---     $ 29,800(3)
  President and Chief Executive Officer(2)  1998   400,000    73,721       ---         ---       15,734        ---       29,800
                                            1997   415,618   420,000       ---         ---          ---        ---      117,033
Jack E. Knott                               1999  $285,421  $140,622       ---         ---          ---        ---     $  4,800(5)
  Executive Vice President                  1998   263,333    31,331       ---         ---       10,489        ---        4,800
  and Chief Operating Officer(4)            1997    85,000    70,000       ---         ---          ---        ---        2,400
Scott K. Sorensen                           1999  $232,504  $112,534       ---         ---          ---        ---     $  4,800(7)
  Executive Vice President and              1998   206,068    28,574       ---         ---        7,867        ---       82,035
  Chief Financial Officer,                  1997        --        --       ---         ---          ---        ---           --
  Treasurer (6)
Ronald G. Moffitt                           1999  $183,336  $ 63,053       ---         ---          ---        ---     $  4,800(8)
  Senior Vice President                     1998   170,527    18,761       ---         ---        2,622        ---        4,800
  and General Counsel,                      1997   116,939    50,000       ---         ---          ---        ---        17,973
  Secretary(2)


--------------------------------------------------------------------------------


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

(3) Consists of a $25,000 director's fee from Huntsman Packaging, which is also described in "Compensation of Directors" and employer's 401(k) contributions of $4,800.

(4) Mr. Knott joined the Company on September 1, 1997. His 1997 compensation is reported only for the period he was employed by Huntsman Packaging.

(5) Consists of employer's 401(k) contributions of $4,800.

(6) Mr. Sorensen joined the Company on February 1, 1998. His 1998 compensation is reported only for the period he was employed by Huntsman Packaging.

(7) Consists of employer's 401(k) contributions of $4,800.

(8) Consists of employer's 401(k) contributions of $4,800.

STOCK OPTIONS AND RESTRICTED STOCK

        During 1998, the Board of Directors of the Company adopted the 1998 Huntsman Packaging Corporation Stock Option Plan (the "1998 Plan"). The 1998 Plan authorized grants of nonqualified stock options covering up to 41,956 shares of the Company's nonvoting Class C Common Stock. During 1998, options covering a total of 41,956 shares were granted under the 1998 Plan. Options covering 5,244 shares were subsequently canceled. In addition, as described below, outstanding options covering 26,223 shares under the 1998 Plan were canceled on February 22, 1999 in connection with the sale of 26,223 shares to certain members of senior management. Options covering a total of 10,489 shares remain outstanding under the 1998 Plan.

        The following table provides information as to the value of options held by each of the Named Executive Officers at the end of 1999 measured in terms of the fair market value of the Company's nonvoting Class C Common Stock on December 31, 1999 ($247 per share, as determined by the Company). None of the named Executive Officers exercised any options under the 1998 Plan during the last fiscal year.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                         Shares                Number of Securities         Value of Unexercised
                        Acquired               Underlying Unexercised       In-the-Money Options/SARs
                           on         Value    Options/SARs at FY-End(#)    at FY-End ($)
Name                    Exercise(#)  Realized  Exercisable/Unexercisable    Exercisable/Unexercisable
----                    -----------  --------  -------------------------    -------------------------
Jack E. Knott                -           -            4,196/6,293               $616,812/$925,071


        Outstanding options under the 1998 Plan are subject to time and performance vesting requirements. One-half of the outstanding options are time vested options, which become exercisable in equal increments over a five-year period commencing January 1, 1998, and the remaining one-half of the outstanding options are performance vested options, which vest in equal increments over a five-year period commencing January 1, 1998, provided that the Company has achieved a specific market value of equity applicable to such increment. For purposes of the performance vested options, the Company's adjusted market value of equity is determined pursuant to a formula based upon the Company's adjusted earnings. The terms of the option agreements provide for partial vesting of the performance vested shares if more than 80% of the applicable market value of equity is achieved. The option agreements also provide for accelerated vesting in the event of a change of control.

        On February 22, 1999, 26,223 outstanding options under the 1998 Plan were canceled in connection with the sale of 26,223 shares of Class C Common Stock to certain members of senior management. See Item 5. "Market For the Registrant's Common Stock and Related Stockholder Matters." The 26,223 shares were purchased by certain Named Executive Officers for $100 per share, the estimated fair market value of the shares on the date of purchase, pursuant to the terms of an Option Cancellation and Restricted Stock Purchase Agreement between the Company and certain Named Executive Officers. Mr. Durham purchased 15,734 shares, Mr. Sorensen purchased 7,867 shares and Mr. Moffitt purchased 2,622 shares. All of such shares are subject to vesting requirements similar to the canceled options. Accordingly, one-half of the shares purchased by each Named Executive Officer are time vested shares, which vest in equal increments over a five-year period commencing January 1, 1998, and the remaining one-half of the shares purchased by each Named Executive Officer are performance vested shares, which vest in equal increments over a five-year period commencing January 1, 1998, provided that the Company has achieved a specified market value of equity applicable to such increment. For purposes of the performance vested shares, the Company's market value of equity is determined pursuant to a formula based upon the Company's adjusted earnings. The terms of the restricted stock purchase agreements provide for partial vesting of the performance vested shares if more than 80% of the applicable market value of equity is achieved. The restricted stock purchase agreements also provide for accelerated vesting in the event of a change of control.

PENSION PLANS

        The following table shows the estimated annual benefits payable under Huntsman Packaging's tax-qualified defined benefit pension plan (the "Pension Plan") in specified final average earnings and years of service classifications.

                      HUNTSMAN PACKAGING PENSION PLAN TABLE


                                               YEARS OF BENEFIT SERVICE AT RETIREMENT
                                   ----------------------------------------------------------
FINAL AVERAGE COMPENSATION      10        15        20        25        30        35        40
--------------------------      --        --        --        --        --        --        --
     $100,000               $ 16,000  $ 24,000  $ 32,000  $ 40,000  $ 48,000  $ 56,000  $ 64,000
      125,000                 20,000    30,000    40,000    50,000    60,000    70,000    80,000
      150,000                 24,000    36,000    48,000    60,000    72,000    84,000    96,000
      175,000                 25,600    38,400    51,200    64,000    76,800    89,600   102,400
      200,000                 25,600    38,400    51,200    64,000    76,800    89,600   102,400

        The current Pension Plan benefit is based on the following formula: 1.6% of final average compensation multiplied by years of credited service, minus 1.5% of estimated Social Security benefits multiplied by years of credited service (with a maximum of 50% of Social Security benefits). Final Average Compensation is based on the highest average of three consecutive years of compensation. Covered compensation for purposes of the Pension Plan includes compensation earned with affiliates of the Company. The named executive officers were participants in the Pension Plan in 1999. The Final Average Compensation for purposes of the Pension Plan in 1999 for each of the named executive officers is $160,000, which is the maximum that can be considered for the 1999 plan year under federal regulations. Federal regulations also provide that the maximum annual benefit paid from a qualified defined benefit plan cannot exceed $130,000 as of January 1, 1999. Benefits are calculated on a straight life annuity basis. The benefit amounts under the Pension Plan are offset for Social Security as described above.

        The number of completed years of credit service as of December 31, 1999 under the Pension Plan for the named executive officers participating in the plan were as follows:

               NAME                 YEARS OF CREDITED SERVICE
               ----                 -------------------------
        Richard P. Durham (1)              14
        Jack E. Knott (1)                  14
        Scott K. Sorensen                   2
        Ronald G. Moffitt (1)               5

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

EMPLOYMENT AGREEMENTS

        The Company does not currently have any employment agreements with its executive officers.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

        Set forth below is certain information as of March 24, 2000 with respect to the beneficial ownership of shares of Common Stock by (i) each director of the Company, (ii) each of the Named Executive Officers and (iii) all directors and executive officers as a group.

                                NAME AND ADDRESS            NUMBER OF SHARES         PERCENT OF
TITLE OF CLASS               OF BENEFICIAL OWNER(1)       BENEFICIALLY OWNED(2)        CLASS(3)
--------------               ----------------------       ---------------------        --------
Class A Common               Jon M. Huntsman                       650,000       Class A     65.0%
                                                                                 Total       61.3%
Class A Common               Richard P. Durham                       5,000       Class A      *
Class B Common               Richard P. Durham                       2,000       Class B     28.6%
Class C Common               Richard P. Durham                      21,289(4)    Class C     39.6%
                                                                                 Total        2.7%
Class A Common               Christena H. Durham                   345,001(5)    Class A     34.5%
Class B Common               Christena H. Durham                     4,999(5)    Class B     71.4%
                                                                                 Total       33.0%
Class C Common               Jack E. Knott                          11,696(6)    Class C     21.8%
                                                                                 Total        1.1%
Class C Common               Scott K. Sorensen                      15,000(7)    Class C     27.9%
                                                                                 Total        1.4%
Class C Common               Ronald G. Moffitt                       5,722(8)    Class C     10.7%
                                                                                 Total        *
Class A, Class B &           All directors and
Class C Common               executive officers                  1,060,707                    100%
                             As a group (six persons)

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

(4) Includes 9,440 shares of Class C Common Stock subject to time and performance vesting requirements.

(5) 345,001 shares of Class A Common Stock and 4,999 shares of Class B Common Stock are held by The Christena Karen H. Durham Trust for the benefit of Christena H. Durham. Richard P. Durham and Ronald G. Moffitt, as trustees of The Christena Karen H. Durham Trust, share voting power with respect to such shares.

(6) Includes 4,196 shares of Class C Common Stock subject to options that are exercisable or become exercisable within 60 days of March 24, 2000.

(7) Includes 4,720 shares of Class C Common Stock subject to time and performance vesting requirements.

(8) Includes 1,573 shares of Class C Common Stock subject to time and performance vesting requirements.

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

        During 1999 and 1998, the Company paid a management fee in the amount of $150,000 and $133,333, respectively, to Huntsman Financial Corporation, an affiliate of Huntsman Corporation, for consulting services provided to the Company by Jon M. Huntsman.

        In connection with the Split-Off, Huntsman Packaging issued 7,000 shares of its common stock to Richard P. Durham, President and Chief Executive Officer and a director of Huntsman Packaging, in exchange for a $700,000 note receivable. Such note bears interest at 7% per annum and is payable over approximately 51 months. As of December 31, 1999, the outstanding balance on this note receivable was $299,000.

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

        During 1999 and 1998, the Company made charitable contributions of $1,000,000 and $500,000, respectively, to the Huntsman Cancer Institute, a public charity. Jon M. Huntsman, Chairman of the Board of Directors of the Company, and Richard P. Durham, President and Chief Executive Officer of the Company, serve on the Board of Trustees of the Huntsman Cancer Institute.

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

(a)(1)        Financial Statements

              HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

              Report of Management                                  F-2

              Report of Independent Public Accountants
              (Arthur Andersen LLP)                                 F-3

              Independent Auditors' Report (Deloitte &              F-4
              Touche LLP)

              Consolidated Balance Sheets at December 31,           F-5
              1999 and 1998

              Consolidated Statements of  Income for the            F-7
              years ended December 31, 1999, 1998 and 1997

              Consolidated Statements of Stockholders'              F-8
              Equity for the years ended December 31,
              1999, 1998 and 1997

              Consolidated Statements of Cash Flows for             F-9
              the years ended December 31, 1999, 1998 and
              1997

              Notes to Consolidated Financial Statements            F-12

              BLESSINGS CORPORATION

              Independent Auditors' Report (Deloitte &              F-42
              Touche LLP)

              Consolidated Balance Sheets as of December
              31, 1997 and 1996                                     F-43

              Consolidated Statements of Earnings for the
              years ended December 31, 1997 and 1996 and            F-44
              the 52 weeks ended December 30, 1995

              Consolidated Statements of Shareholders'
              Equity for the years ended December 31, 1997          F-45
              and 1996 and the 52 weeks ended December 30,
              1995

              Consolidated Statements of Cash Flows for
              the years ended December 31, 1997 and 1996            F-46
              and the 52 weeks ended December 30, 1995

              Notes to Consolidated Financial Statements            F-47

(a)(2)        Financial Statement Schedule

              Schedule II - Valuation and Qualifying                F-41
              Accounts

(a)(3)  The following exhibits are filed herewith or incorporated by reference:

EXHIBIT
NUMBER                          EXHIBIT
------                          -------
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

10.8           Form of Option Cancellation and Restricted Stock Purchase Agreement
               (incorporated by reference to Exhibit 10.8 to Huntsman Packaging's Annual
               Report on Form 10-K for the year ended December 31, 1998). (1)

10.9           1998 Huntsman Packaging Corporation Stock Option Plan (incorporated by reference to Exhibit 10.10 to Huntsman Packaging's Annual Report on Form 10-K
               for the year ended December 31, 1998). (1)

10.10          First Amendment to the 1998 Huntsman Packaging Corporation Stock Option Plan
               (incorporated by reference to Exhibit 10.1 to Huntsman Packaging's Quarterly
               Report on Form 10-Q for the quarter ended June 30,1999). (1)

21             Subsidiaries of Huntsman Packaging (incorporated by reference to Exhibit 21 to
               Huntsman Packaging's Annual Report on Form 10-K for the year ended December
               31, 1998).

27             Financial Data Schedule.*

*       Filed with this report.

(1) Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

(b)     Reports on Form 8-K

        The Company filed a report on Form 8-K with the Securities and Exchange Commission on December 10, 1999 relating to the announcement by the Company with respect to its evaluation of a variety of financial alternatives to monetize the investment of its majority shareholder.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2000.

                                            HUNTSMAN PACKAGING CORPORATION


                                            By    /s/ RICHARD P. DURHAM
                                              ----------------------------------
                                              Richard P. Durham, President
                                              and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 2000 by the following persons on behalf of the Registrant and in the capacities indicated.


                                            By    /s/ JON M. HUNTSMAN
                                              ----------------------------------
                                              Jon M. Huntsman, Director and
                                              Chairman of the Board of Directors


                                            By    /s/ RICHARD P. DURHAM
                                              ----------------------------------
                                              Richard P. Durham, Director,
                                              President and Chief Executive
                                              Officer
                                              (Principal Executive Officer)


                                            By    /s/ CHRISTENA H. DURHAM
                                              ----------------------------------
                                              Christena H. Durham, Director


                                            By    /s/ SCOTT K. SORENSEN
                                              ----------------------------------
                                              Scott K. Sorensen, Executive Vice
                                              President, Chief Financial Officer
                                              and Treasurer
                                              (Principal Financial and
                                              Accounting Officer)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                            AND SUPPLEMENTAL SCHEDULE


                                                                                                                  PAGE
                                                                                                                  ----
HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

As of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999:
    Report of Management.....................................................................................      F-2
    Report of Independent Public Accountants (Arthur Andersen LLP)...........................................      F-3
    Independent Auditors' Report (Deloitte & Touche LLP).....................................................      F-4
    Consolidated Balance Sheets..............................................................................      F-5
    Consolidated Statements of Income........................................................................      F-7
    Consolidated Statements of Stockholders' Equity..........................................................      F-8
    Consolidated Statements of Cash Flows....................................................................      F-9
    Notes to Consolidated Financial Statements...............................................................     F-12
    Schedule II - Valuation and Qualifying Accounts..........................................................     F-41

BLESSINGS CORPORATION AND SUBSIDIARIES

As of December 31, 1997 and 1996 and for the years ended December 31, 1997 and 1996 and the 52 weeks ended December 30, 1995:

    Independent Auditors' Report (Deloitte & Touche LLP).....................................................     F-42
    Consolidated Balance Sheets..............................................................................     F-43
    Consolidated Statements of Earnings......................................................................     F-44
    Consolidated Statements of Shareholders' Equity..........................................................     F-45
    Consolidated Statements of Cash Flows....................................................................     F-46
    Notes to Consolidated Financial Statements...............................................................     F-47

                              REPORT OF MANAGEMENT



Huntsman Packaging Corporation's management has prepared the accompanying consolidated financial statements and related notes in conformity with accounting principles generally accepted in the United States. In so doing, management makes informed judgments and estimates of the expected effects of events and transactions. Financial data appearing elsewhere in this report are consistent with these financial statements.

Huntsman Packaging Corporation maintains a system of internal controls to provide reasonable, but not absolute, assurance of the reliability of the financial records and the protection of assets. The internal control system is supported by policies and procedures, careful selection and training of qualified personnel, and, beginning in 1999, a formal internal audit program.

The accompanying consolidated financial statements have been audited by Arthur Andersen LLP and Deloitte & Touche LLP, independent public accountants, for the specified periods as indicated in their reports. Their audits were made in accordance with auditing standards generally accepted in the United States. They considered Huntsman Packaging Corporation's internal control structure only to the extent necessary to determine the scope of their audit procedures for the purpose of rendering an opinion on the financial statements.

Members of the Board of Directors meet with management, the internal auditors and the independent public accountants to review accounting, auditing and financial reporting matters. Subject to stockholder approval, the independent public accountants are appointed by the Board of Directors.




   Richard P. Durham                                 Scott K. Sorensen
   President                                         Executive Vice President
   and Chief Executive Officer                       and Chief Financial Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Huntsman Packaging Corporation:

We have audited the accompanying consolidated balance sheets of Huntsman Packaging Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Huntsman Packaging Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. Schedule II for the years ended December 31, 1999 and 1998 has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP

Salt Lake City, Utah
January 28, 2000

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Huntsman Packaging Corporation:

We have audited the accompanying consolidated statements of income, stockholders' equity and cash flows of Huntsman Packaging Corporation and subsidiaries for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of Huntsman Packaging Corporation and subsidiaries' operations and their cash flows for the year ended December 31, 1997 in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. Schedule II for the year ended December 31, 1997 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



DELOITTE & TOUCHE LLP

Salt Lake City, Utah
February 11, 1998

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1999 AND 1998 (DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------


ASSETS                                                    1999            1998
                                                        ---------       ---------
CURRENT ASSETS:
    Cash and cash equivalents                           $   9,097       $  19,217
    Receivables:
       Trade accounts, net of allowances of
           $2,115 and $2,570, respectively                109,768          79,825
        Other                                              12,866           9,556
    Inventories                                            78,199          65,892
    Prepaid expenses and other                              2,644           3,063
    Income taxes receivable                                 2,691           7,365
    Deferred income taxes                                   5,408           3,605
                                                        ---------       ---------

                       Total current assets               220,673         188,523
                                                        ---------       ---------

PLANT AND EQUIPMENT:
    Land and improvements                                   7,442           7,442
    Buildings and improvements                             59,645          54,933
    Machinery and equipment                               310,232         263,737
    Furniture, fixtures and vehicles                        4,501           4,200
    Leasehold improvements                                    813             521
    Construction in progress                                9,412          21,321
                                                        ---------       ---------

                                                          392,045         352,154
    Less accumulated depreciation and amortization        (77,593)        (51,820)
                                                        ---------       ---------

                 Plant and equipment, net                 314,452         300,334
                                                        ---------       ---------

INTANGIBLE ASSETS, net                                    214,956         221,290
                                                        ---------       ---------

OTHER ASSETS                                               18,942          24,125
                                                        ---------       ---------

                 Total assets                           $ 769,023       $ 734,272
                                                        =========       =========


See notes to consolidated financial statements.

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

AS OF DECEMBER 31, 1999 AND 1998 (DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                                                       1999            1998
                                                                                         ---------       ---------
CURRENT LIABILITIES:
    Current portion of long-term debt                                                    $  17,120       $  11,406
    Trade accounts payable                                                                  60,056          43,186
    Accrued liabilities:
       Customer rebates                                                                      8,910           8,450
       Other                                                                                26,026          25,126
    Due to affiliates                                                                        4,715           7,000
                                                                                         ---------       ---------

                       Total current liabilities                                           116,827          95,168

LONG-TERM DEBT, net of current portion                                                     493,262         513,530

OTHER LIABILITIES                                                                           13,983          11,394

DEFERRED INCOME TAXES                                                                       51,363          42,423
                                                                                         ---------       ---------

                       Total liabilities                                                   675,435         662,515
                                                                                         ---------       ---------

COMMITMENTS AND CONTINGENCIES
    (Notes 6, 7 and 11)

REDEEMABLE COMMON STOCK- Class C nonvoting, no par value;
   60,000 shares authorized, 49,511 and 11,700 shares outstanding in 1999 and 1998,
   respectively, net of related stockholder notes receivable of $2,795 in 1999               2,926           1,170
                                                                                         ---------       ---------

STOCKHOLDERS' EQUITY:
    Common stock - Class A voting, no par value; 1,200,000 shares
        authorized, 1,000,001 shares outstanding                                            63,161          63,161
    Common stock - Class B voting, no par value; 10,000 shares
        authorized, 6,999 shares outstanding                                                   515             515
    Retained earnings                                                                       32,042          13,731
    Stockholder note receivable                                                               (299)           (434)
    Cumulative foreign currency translation adjustments                                     (4,757)         (6,386)
                                                                                         ---------       ---------

                Total stockholders' equity                                                  90,662          70,587
                                                                                         ---------       ---------

                Total liabilities and stockholders' equity                               $ 769,023       $ 734,272
                                                                                         =========       =========


See notes to consolidated financial statements.

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------

                                                   1999            1998            1997
                                                ---------       ---------       ---------
NET SALES                                       $ 781,416       $ 651,957       $ 447,743

COST OF SALES                                     623,438         532,410         389,628
                                                ---------       ---------       ---------

        Gross profit                              157,978         119,547          58,115
                                                ---------       ---------       ---------

OPERATING EXPENSES:
    Administration and other                       48,905          37,383          15,113
    Sales and marketing                            25,071          24,148          18,143
    Research and development                        5,514           3,677           2,507
    Plant closing costs                             2,497           4,875           9,276
                                                ---------       ---------       ---------

        Total operating expenses                   81,987          70,083          45,039
                                                ---------       ---------       ---------

OPERATING INCOME                                   75,991          49,464          13,076

INTEREST EXPENSE                                  (44,028)        (37,519)        (17,000)

OTHER INCOME (EXPENSE), net                           435            (879)            750
                                                ---------       ---------       ---------

INCOME (LOSS) BEFORE INCOME TAXES AND
    DISCONTINUED OPERATIONS                        32,398          11,066          (3,174)
                                                ---------       ---------       ---------

INCOME TAX EXPENSE (BENEFIT):
    Current                                         6,829           1,567           3,679
    Deferred                                        7,258           6,966          (4,188)
                                                ---------       ---------       ---------

        Total income tax expense (benefit)         14,087           8,533            (509)
                                                ---------       ---------       ---------

INCOME (LOSS) BEFORE DISCONTINUED
    OPERATIONS                                     18,311           2,533          (2,665)
                                                ---------       ---------       ---------

INCOME FROM DISCONTINUED OPERATIONS
    (net of income tax expense of $387 and
        $1,348, respectively)                                         582           3,040

GAIN ON SALE OF DISCONTINUED OPERATIONS
    (net of income tax expense of $6,729)                           5,223
                                                ---------       ---------       ---------

NET INCOME                                      $  18,311       $   8,338       $     375
                                                =========       =========       =========


See notes to consolidated financial statements.

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (IN THOUSANDS)

--------------------------------------------------------------------------------



                                                                                      CLASS A                 CLASS B
                                                          COMMON STOCK             COMMON STOCK            COMMON STOCK
                                                     ---------------------     --------------------    --------------------
                                         TOTAL        SHARES       AMOUNT       SHARES      AMOUNT      SHARES      AMOUNT
                                        --------     --------     --------     --------    --------    --------    --------
BALANCE, DECEMBER 31, 1996              $ 67,012            1     $      1
                                        --------
  Comprehensive loss:
    Net income                               375
    Other comprehensive loss -
       Foreign currency translation
       adjustments                        (4,378)
                                        --------
          Comprehensive loss              (4,003)
                                        --------
  Recapitalization (Note 1)                                (1)          (1)         995    $ 62,661           5    $    315
  Shares issued for note receivable                                                   5         500           2         200
  Other                                      (35)
                                        ------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                62,974                                  1,000      63,161           7         515
                                        --------
Comprehensive income:
    Net income                             8,338
    Other comprehensive loss -
       Foreign currency translation
       adjustments                          (991)
                                        --------
          Comprehensive income             7,347
                                        --------
    Payments received on stockholder
       note receivable                       266
                                        ------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                70,587                                  1,000      63,161           7         515
                                        --------
Comprehensive income:
    Net income                            18,311
    Other comprehensive income -
       Foreign currency translation
       adjustments                         1,629
                                        --------
          Comprehensive income            19,940
                                        --------
    Payments received on stockholder
    note receivable                          135
                                        ------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1999              $ 90,662                                  1,000    $ 63,161           7    $    515
                                        ====================================================================================

                                                                                CUMULATIVE
                                                                                 FOREIGN
                                         ADDITIONAL                              CURRENCY
                                          PAID-IN      RETAINED   STOCKHOLDER   TRANSLATION
                                          CAPITAL      EARNINGS    RECEIVABLE   ADJUSTMENTS
                                         ----------    --------   -----------   -----------
BALANCE, DECEMBER 31, 1996                $ 62,975     $  5,053                  $ (1,017)

  Comprehensive loss:
    Net income                                              375
    Other comprehensive loss -
       Foreign currency translation
       adjustments                                                                 (4,378)

          Comprehensive loss

  Recapitalization (Note 1)                (62,975)
  Shares issued for note receivable                                 $   (700)
  Other                                                     (35)
                                        -------------------------------------------------
BALANCE, DECEMBER 31, 1997                                5,393         (700)      (5,395)

Comprehensive income:
    Net income                                            8,338
    Other comprehensive loss -
       Foreign currency translation
       adjustments                                                                   (991)

          Comprehensive income

    Payments received on stockholder
       note receivable                                                   266
                                        -------------------------------------------------
BALANCE, DECEMBER 31, 1998                               13,731         (434)      (6,386)

Comprehensive income:
    Net income                                           18,311
    Other comprehensive income -
       Foreign currency translation
       adjustments                                                                  1,629

          Comprehensive income

    Payments received on stockholder
    note receivable                                                      135
                                        -------------------------------------------------

BALANCE, DECEMBER 31, 1999                             $ 32,042     $   (299)    $ (4,757)
                                        =================================================

See notes to consolidated financial statements.

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------

                                                                                1999            1998            1997
                                                                              ---------       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                  $  18,311       $   8,338       $     375
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                              35,019          27,088          16,442
      Deferred income taxes                                                       7,137           6,966          (4,188)
      Increase (decrease) in provision for losses on accounts receivable           (455)         (1,714)            241
      Noncash compensation expense related to stock options                         770
      Gain on sale of discontinued operations                                                    (5,223)
      Write-down of goodwill                                                                        411           3,286
      Write-down of plant and equipment                                           1,370             629           4,262
      Loss on disposal of assets                                                     86             305
      Changes in operating assets and liabilities - net of
        effects of acquisitions:
          Trade accounts receivable                                             (26,278)         15,041          (6,431)
          Other receivables                                                      (3,070)         (7,526)         (1,666)
          Inventories                                                            (7,829)         14,298           7,961
          Prepaid expenses and other                                              1,411              46           1,758
          Other assets                                                            7,145           1,685          (7,621)
          Trade accounts payable                                                 16,870           1,528             340
          Accrued liabilities                                                    (4,012)          1,998             (96)
          Due to affiliates                                                      (2,285)         (8,279)          8,839
          Income taxes payable/receivable                                         4,674          (9,004)          3,427
          Other liabilities                                                       2,589          (1,097)          1,719
                                                                              ---------       ---------       ---------

                       Net cash provided by operating activities                 51,453          45,490          28,648
                                                                              ---------       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures for plant and equipment                                (35,723)        (52,101)        (17,861)
    Payment for purchase of certain net assets of KCL Corporation,
        net of cash acquired                                                    (11,498)
    Proceeds from sale of assets                                                  1,191          33,850
    Payment for purchase of Blessings Corporation,
        net of cash acquired                                                                   (285,712)
    Payment for purchase of certain net assets of Ellehammer                                     (7,877)
    Payment for purchase of certain assets of Allied Signal                                      (3,000)
    Payment for purchase of CT Film, net of cash acquired                                                       (69,366)
                                                                              ---------       ---------       ---------
                       Net cash used in investing activities                    (46,030)       (314,840)        (87,227)
                                                                              ---------       ---------       ---------


See notes to consolidated financial statements.

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------

                                                                    1999            1998            1997
                                                                  ---------       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on long-term debt                                    $ (12,125)
    Principal payments on borrowings                                 (5,725)      $ (10,544)      $(249,509)
    Proceeds from issuance of Class C nonvoting common stock            986           1,170
    Payments received from stockholder on note receivable               135             266
    Proceeds from issuance of long-term debt                                        285,000         312,700
                                                                  ---------       ---------       ---------

         Net cash provided by (used in) financing activities        (16,729)        275,892          63,191
                                                                  ---------       ---------       ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS                                                    1,186             264          (2,848)
                                                                  ---------       ---------       ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (10,120)          6,806           1,764

CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR                     19,217          12,411          10,647
                                                                  ---------       ---------       ---------

CASH AND CASH EQUIVALENTS, END OF THE YEAR                        $   9,097       $  19,217       $  12,411
                                                                  =========       =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid (received) during the year for:
        Interest                                                  $  43,179       $  33,253       $  27,596
                                                                  =========       =========       =========

        Income taxes                                              $    (361)      $   5,647       $   1,614
                                                                  =========       =========       =========


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

A capital lease obligation of $353 was incurred during 1999 when we entered into a lease for new equipment.

On October 18, 1999, we acquired certain assets and assumed certain liabilities of KCL Corporation for cash of $11,498. As part of the acquisition, liabilities assumed were as follows:

     Fair value of assets acquired (including goodwill of $2,651)      $ 15,500
     Cash paid                                                          (11,498)
                                                                       --------

     Liabilities assumed                                               $  4,002
                                                                       ========


See notes to consolidated financial statements.

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------

On May 19, 1998, we purchased all of the outstanding capital stock of Blessings Corporation for cash of $213,000. As part of the acquisition, liabilities assumed were as follows:

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
                                                                         =========

On March 12, 1998, we acquired certain assets and assumed certain liabilities of Ellehammer Industries, Ltd. and Ellehammer Packaging, Inc. for cash of $7,877. As part of the acquisition, liabilities assumed were as follows:

     Fair value of assets acquired                                   $ 8,604
     Cash paid                                                        (7,877)
                                                                     -------

     Liabilities assumed                                             $   727
                                                                     =======

On September 30, 1997, we purchased all of the assets of CT Film (a division of Huntsman Polymers Corporation, formerly Rexene Corporation) and Rexene Corporation Limited (a wholly owned subsidiary of Huntsman Polymers Corporation) for cash of $70,000. As part of the acquisition, liabilities assumed were as follows:

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

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Huntsman Packaging Corporation and its subsidiaries (collectively "Huntsman Packaging") produce polymer-based (plastic), value-added films for flexible packaging, personal care, medical, agricultural and industrial applications. Our manufacturing facilities are located in North America, Germany and Australia.

       RECAPITALIZATION - Prior to September 30, 1997, Huntsman Packaging was a wholly owned subsidiary of Huntsman Corporation ("HC"). On September 30, 1997, Huntsman Packaging was recapitalized by authorizing two new classes of common stock, Class A Common and Class B Common. The 1,000 shares of previously issued and outstanding common stock were canceled.

       On September 30, 1997, Huntsman Packaging was separated from HC in a tax free transaction under Section 355 of the Internal Revenue Code (the "Split-Off"), when Jon M. Huntsman and The Christena Karen H. Durham Trust exchanged shares of HC common stock for shares of Huntsman Packaging's newly authorized common stock. Additionally, Richard P. Durham purchased shares of Huntsman Packaging's newly authorized common stock in exchange for a note receivable.

       PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Huntsman Packaging and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

       USE OF ESTIMATES IN PREPARING FINANCIAL STATEMENTS - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

       INTANGIBLE ASSETS - Intangible assets are stated at cost. Amortization is computed using the straight-line method over the estimated economic useful lives of the assets as follows:

         Cost in excess of fair value of net assets acquired         10-40 years
         Other intangible assets                                     2-15 years

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

       OTHER ASSETS - Other assets consist primarily of deferred debt issuance costs, deposits, spare parts, and the cash surrender values of key-person life insurance policies.

       CASH AND CASH EQUIVALENTS - For the purpose of the consolidated statements of cash flows, we consider cash in checking accounts and in short-term, highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. Cash and cash equivalents generated outside of the United States are generally subject to taxation if repatriated.

       INCOME TAXES - We use the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. Since the Split-Off, we have filed our own consolidated income tax returns. Prior to the Split-Off, our operations were included in the consolidated United States income tax returns of HC. HC's intercompany tax allocation policy provided for each subsidiary to calculate its own provision on a "separate return basis."

       DERIVATIVE FINANCIAL INSTRUMENTS - In the normal course of business, we occasionally enter into interest rate collar and swap agreements to manage interest rate risk on long-term debt. These agreements are classified as hedges for matched transactions. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment to interest expense. The related amount payable to or receivable from the counterparties is included in other liabilities or assets. Gains and losses on terminations of interest-rate swap agreements are deferred and amortized as an adjustment to interest expense over the lesser of the remaining term of the original contract or the life of the debt. We also occasionally enter into commodity collar agreements to manage the market risk of our raw material prices. These agreements are classified as hedges. The differential to be paid or received as commodity prices change is accrued and recognized as an adjustment to inventory. The related amount payable to or receivable from the counterparties is included in other liabilities or assets.

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

2.     INVENTORIES

       INVENTORY BALANCES - Inventories consist of the following at December 31, 1999 and 1998 (in thousands):

                                                  1999         1998
                                                -------      -------
              Finished goods                    $41,408      $37,830
              Raw materials                      28,910       21,318
              Work-in-process                     7,881        6,744
                                                -------      -------

              Total                             $78,199      $65,892
                                                =======      =======

       COMMODITY COLLAR TERMS - In 1999, we entered into a commodity collar agreement to manage the market risk of one of our major raw materials. The collar agreement entitles us to receive from the counterparty (a major risk management company) the amounts, if any, by which the published market price, as defined in the agreement, of polyvinyl chloride ("PVC") exceeds $0.30 per pound. The collar agreement requires us to pay the counterparty the amounts, if any, by which the published market price of PVC is below $0.23 per pound. The collar ended on December 31, 1999. There was no premium paid for the collar agreement. We realized a reduction in raw material inventory costs of $0.5 million during 1999 from this collar.

       In 1998, we entered into a separate commodity collar agreement to manage the market risk of one of our other major raw materials. The collar agreement entitles us to receive from the counterparty (a major risk management company) the amounts, if any, by which the published market price, as defined in the agreement, of low density polyethylene ("LDPE") exceeds $0.35 per pound. The collar agreement requires us to pay the counterparty the amounts, if any, by which the published market price of LDPE is below $0.295 per pound. As of December 31, 1999, the defined published market price for LDPE was $0.46 per pound. There was no premium paid for the collar agreement. We realized a reduction in raw material inventory costs of $0.8 million during 1999 from this collar. The notional amount of this contract is 18 million pounds and the maturity date is April 30, 2000.

       We are exposed to credit losses in the event of nonperformance by the counterparty to the agreement. We anticipate, however, that the counterparty will be able to fully satisfy its obligations under the contract. Market risk arises from changes in commodity prices.

3.     SALE OF ASSETS

       On June 1, 1998, Huntsman Container Corporation International ("HCCI"), a wholly owned subsidiary of Huntsman Packaging, sold its entire interest in the capital stock of Huntsman Container Company Limited ("HCCL") and Huntsman Container Company France SA ("HCCFSA") to Polarcup Limited and Huhtamake Holdings France Sarl, subsidiaries of Huhtamaki Oyj. Together, HCCL and HCCFSA comprised our foam products operations, which were operated exclusively in Europe. Net proceeds from the sale were approximately $28.3 million and a gain of approximately $5.2 million, net of applicable income taxes, was recorded. The financial position and results of operations of this separate business segment are reflected as discontinued operations in the accompanying consolidated financial statements for all years presented. Revenues from the foam products operations for the years ended December 31, 1998 and 1997 amounted to $15.6 million and $43.4 million, respectively.

       As part of our acquisition of the CT Film Division of Huntsman Polymers (see Note 12), we acquired Huntsman Packaging UK Limited ("HPUK"). HPUK owned CT Film's Scunthorpe, UK facility, which manufactured and sold polyethylene film exclusively in Europe. At the time of the CT Film acquisition, we announced our intention to close or sell the Scunthorpe, UK facility. During 1998, we adjusted our preliminary estimate of the fair value of the Scunthorpe, UK facility assets acquired, resulting in an increase of $2.9 million to the associated goodwill recorded. On August 14, 1998, we sold our interest in the capital stock of HPUK to Skymark Packaging International Limited. Net proceeds from the sale were approximately $5.6 million, including a note receivable from the buyer. The note receivable balance was collected at December 31, 1999.

4.     PLANT CLOSING COSTS

       During 1999, we announced our plan to cease operations at one of our facilities located in Mexico City, Mexico. Included in 1999 operating expenses is a $2.3 million charge, comprised of a $1.3 million write-off of impaired plant equipment, and a $1.0 million charge for reduction of work force costs associated with the elimination of 110 full-time equivalent employees. In addition, we announced our plan to cease the production of one of our product lines at our Kent, Washington facility. Included in 1999 operating expenses is a $0.2 million charge for the write-off of impaired plant equipment and for reduction of work force costs associated with the elimination of 36 full-time equivalent employees.

       In connection with the purchase of KCL Corporation, we announced a plan to eliminate 32 full-time equivalent employees, move certain purchased assets and install them at desired locations, cease certain purchased operations, and write-off related impaired plant equipment and inventory. The purchase price allocation includes $0.7 million for reduction of workforce costs, $0.4 million for asset removal and relocation and $0.1 million for the write-off of inventory.

       During 1998, we announced our plan to cease operations at our Clearfield, Utah facility. Included in 1998 operating expenses is a $4.9 million charge, comprised of a $0.4 million write-off of impaired goodwill, a $0.6 million write-off of impaired plant equipment associated with the facility, a $0.5 million charge for reduction of work force costs associated with the elimination of 52 full-time equivalent employees, and an accrual of $3.4 million for estimated future net lease and other costs incurred to close the facility.

       During 1997, we announced our plan to cease operations at our Carrollton, Ohio facility and our intention to relocate certain assets from that facility to other of our facilities. Included in 1997 operating expenses is a $9.3 million charge, comprised of a $3.3 million write-off of impaired goodwill, a $4.2 million write-off of impaired plant equipment associated with the facility, a $1.6 million charge for reduction in work force costs associated with the elimination of 83 full-time equivalent employees, and an accrual of $0.2 million for other costs related to the closure of the facility.

       As of December 31, 1999, all plant closings announced prior to 1999 were complete and no additional plant closing expenses are anticipated for these closed facilities. As of December 31, 1999, the plant closing accrual is $4.8 million and is included in accrued liabilities.

5.     INTANGIBLE ASSETS

       The cost of intangible assets and related accumulated amortization at December 31, 1999 and 1998 is as follows (in thousands):


                                                        1999            1998
                                                      ---------       ---------
              Goodwill                                $ 216,058       $ 213,406
              Trademarks, patents and technology         15,776          15,776
              Noncompete agreements                       7,283           7,283
              Other                                       7,455           7,455
                                                      ---------       ---------

                                                        246,572         243,920
              Less accumulated amortization             (31,616)        (22,630)
                                                      ---------       ---------

              Total                                   $ 214,956       $ 221,290
                                                      =========       =========

       Amortization expense for intangible assets was approximately $9.0 million, $6.1 million and $3.1 million for the years ended December 31, 1999, 1998 and 1997, respectively.


6.    LONG-TERM DEBT

       Long-term debt as of December 31, 1999 and 1998 consists of the following (in thousands):


                                                                                          1999            1998
                                                                                        ---------       ---------
              Credit Agreement:
                Revolver, variable interest at a weighted average rate of 8.644%
                  as of December 31, 1999                                               $  33,000       $  43,000
                Term loans, variable interest at a weighted average rate of 8.272%
                  as of December 31, 1999                                                 345,281         356,687
              Senior subordinated notes, interest at 9.125%                               125,000         125,000
              Line of credit agreement, interest at 9.25%, due September 2000               4,274
              Obligations under capital leases (see Note 7)                                   497             249
              Insurance financing, interest at 6.62%                                        2,330
                                                                                        ---------       ---------

                        Total                                                             510,382         524,936
              Less current portion                                                        (17,120)        (11,406)
                                                                                        ---------       ---------

              Long-term portion                                                         $ 493,262       $ 513,530
                                                                                        =========       =========

       On September 30, 1997, we entered into a $225 million credit facility (the "Credit Agreement") with various banks. On May 14, 1998, the Credit Agreement was amended and restated as a $510 million facility (the "Amended Credit Agreement"). The Amended Credit Agreement provides for the continuation of a previous term loan (the "Original Term Loan") in the principal amount of $75 million, maturing on September 30, 2005; a Tranche A Term Loan (the "Tranche A Term Loan") in the principal amount of $140 million, maturing on September 30, 2005; a Tranche B Term Loan (the "Tranche B Term Loan") in the principal amount of $100 million, maturing on June 30, 2006; and a term loan (the "Mexico Term Loan") to ASPEN Industrial, S.A., our wholly owned Mexican subsidiary, in the principal amount of $45 million, maturing on September 30, 2005. The Amended Credit Agreement also provides for a $150 million revolving loan facility (the "Revolver") maturing on September 30, 2004. The Original Term Loan, the Tranche A Term Loan and the Mexico Term Loan amortize at an increasing rate on a quarterly basis. The Tranche A Term Loan and the Mexico Term Loan began amortizing on December 31, 1998 and the Original Term Loan begins amortizing December 31, 2001. As of September 30, 1998, the Tranche B Term Loan began amortizing at the rate of $1 million per year, with an aggregate of $93 million due in the last four quarterly installments. The term loans described above are required to be prepaid with the proceeds of certain asset sales, with 50% of the proceeds of the sale of certain Huntsman Packaging equity securities, and with the proceeds of certain debt offerings, should such events occur.

       Loans under the Amended Credit Agreement bear interest at our election, at either (1) zero to 0.75%, depending on certain of our financial ratios, plus the higher of (a) the agent bank's prime rate, (b) the federal funds rate plus 0.50% or (c) the agent bank's base CD rate plus 1%; or (2) the London Interbank Offered Rate plus 1% to 2%, also depending on certain of our financial ratios.

       We pay a quarterly commitment fee on the unused amount of the Revolver at an annual rate commencing at 0.50%. The interest rate margins and the commitment fee are subject to reduction if we achieve certain ratios. As of December 31, 1999, we had outstanding letters of credit of approximately $1.3 million.

       Obligations under the Amended Credit Agreement are guaranteed by the assets of all of our domestic subsidiaries (see Note 16). The Amended Credit Agreement does not permit cash dividends and contains covenants customary for transactions of this type, including restrictions on indebtedness, liens, asset sales, capital expenditures, acquisitions, investments, transactions with affiliates, and other restricted payments. The Amended Credit Agreement also contains financial covenants, including a ratio of maximum total debt to EBITDA, a minimum interest coverage ratio, and minimum net worth. As of December 31, 1999, we were in compliance with the covenants of the Amended Credit Agreement and the Notes.

       On September 30, 1997, we issued $125 million of 9.125% unsecured senior subordinated notes which mature on October 1, 2007 (the "Notes"). Interest on the Notes is payable semi-annually on each April 1 and October 1, commencing April 1, 1998. The Notes are guaranteed by our domestic subsidiaries (see Note 16). The Notes are redeemable, at our option, in whole at any time or in part from time to time, on or after October 1, 2002, at redemption prices decreasing from 104.563% to 100% of the outstanding principal balance after October 2005. Additionally, up to 35% of the Notes may be redeemed prior to October 1, 2000 at a price equal to 109.125% of the principal amount with the proceeds of one or more equity offerings. The Notes are subject to certain covenants customary to this type of transaction, including restrictions on the incurrence of additional indebtedness, certain restricted payments, asset sales, dividend and other payment restrictions affecting subsidiaries, liens, mergers, and transactions with affiliates.

       During 1999, we entered into a financing agreement to finance insurance premiums. Payments are payable monthly and run through April 2002.

       The scheduled maturities of long-term debt by year as of December 31, 1999 are as follows (in thousands):

        Year Ending December 31,
        ------------------------
                 2000                        $ 17,120
                 2001                          26,009
                 2002                          51,280
                 2003                          50,901
                 2004                          56,248
              Thereafter                      308,824
                                             --------

                Total                        $510,382
                                             ========

       In 1997, we purchased an interest rate collar agreement to reduce the impact of changes in interest rates on our floating-rate long-term debt. The collar agreement entitles us to receive amounts from the counterparty (a major bank) if the three-month LIBOR interest rate, as defined in the agreement, exceeds 6.25%. The collar agreement requires us to pay amounts to the counterparty if the three-month LIBOR interest rate is less than 5.25%. As of December 31, 1999, the defined three-month LIBOR interest rate was 6.18%.

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

       As of December 31, 1999, we had one outstanding interest rate collar agreement. The terms of the agreement are as follows:

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

7.    LEASES

       CAPITAL LEASES - We have acquired certain land, building, machinery and equipment under capital lease arrangements that expire at various dates through 2007. At December 31, 1999 and 1998, the gross amounts of plant and equipment and related accumulated amortization recorded under capital leases were as follows (in thousands):

                                                           1999         1998
                                                          ------       ------
              Land and building                           $  309       $  309
              Machinery and equipment                        353
                                                          ------       ------

              Total assets held under capital leases         662          309
              Less accumulated amortization                 (104)         (39)
                                                          ------       ------

                                                          $  558       $  270
                                                          ======       ======

       OPERATING LEASES - We have noncancelable operating leases, primarily for vehicles, equipment, warehouse, and office space that expire through 2006, as well as month-to-month leases. The total expense recorded under all operating lease agreements in the accompanying consolidated statements of income is approximately $6.6 million, $5.8 million and $2.9 million for the years ended December 31, 1999, 1998 and 1997, respectively.

       Future minimum lease payments under operating leases and the present value of future minimum capital lease payments as of December 31, 1999 are as follows (in thousands):


                                                                                  OPERATING      CAPITAL
                                                                                    LEASES        LEASES
                                                                                  ----------     --------
              Year Ending December 31,
                       2000                                                         $ 5,589      $   177
                       2001                                                           4,365          177
                       2002                                                           3,448           81
                       2003                                                           2,872           45
                       2004                                                           2,073           45
                       Thereafter                                                    11,145          129
                                                                                    -------      -------

              Total minimum lease payments                                          $29,492          654
                                                                                    =======
              Amounts representing interest                                                         (157)
                                                                                                 -------

              Present value of net minimum capital lease payments (see Note 6)                   $   497
                                                                                                 =======

8.    INCOME TAXES

       The following is a summary of domestic and foreign provisions for current and deferred income taxes and a reconciliation of the U.S. statutory income tax rate to the effective income tax rate.

       The provisions (benefits) for income taxes for the years ended December 31, 1999, 1998 and 1997 are as follows (in thousands):


                                                                               1999         1998          1997
                                                                              -------      -------       -------
              Current:
                  Federal                                                     $ 1,581      $(1,877)
                  State                                                           770          128       $ 1,156
                  Foreign                                                       4,478        3,316         2,523
                                                                              -------      -------       -------

                     Total current                                              6,829        1,567         3,679
                                                                              -------      -------       -------

              Deferred:
                  Federal                                                       6,975        6,960        (4,110)
                  State                                                            71          793          (470)
                  Foreign                                                         212         (787)          392
                                                                              -------      -------       -------

                     Total deferred                                             7,258        6,966        (4,188)
                                                                              -------      -------       -------

              Total income tax expense (benefit) (excluding income taxes applicable to discontinued operations and extraordinary
                item)                                                         $14,087      $ 8,533       $  (509)
                                                                              =======      =======       =======

       The effective income tax rate reconciliations for the years ended December 31, 1999, 1998 and 1997 are as follows (in thousands):


                                                                                1999            1998           1997
                                                                              --------        --------       --------
              Income (loss) before income taxes, discontinued operations
                and extraordinary item                                        $ 32,398        $ 11,066       $ (3,174)
                                                                              ========        ========       ========

              Expected income tax provision (benefit) at U.S. statutory
                rate of 35%                                                   $ 11,339        $  3,873       $ (1,111)

              Increase (decrease) resulting from:
                Goodwill                                                         1,625           1,331          1,150
                State taxes                                                        547             353             49
                Adjustment of tax attributes                                      (912)          1,361
                Foreign rate difference and other, net                           1,488           1,615           (597)
                                                                              --------        --------       --------

              Total income tax expense (benefit) (excluding income taxes applicable to discontinued operations and extraordinary
                item                                                          $ 14,087        $  8,533       $   (509)
                                                                              ========        ========       ========

              Effective income tax rate                                           43.5%           77.1%          16.0%
                                                                              ========        ========       ========

       Components of net deferred income tax assets and liabilities as of December 31, 1999 and 1998 are as follows (in thousands):

                                                                 1999           1998
                                                               --------       --------
       Deferred income tax assets:
         AMT and foreign tax credit carryforwards              $  2,867       $  3,512
         Accrued pension costs not deducted for tax               5,833          2,522
         Accrued employee benefits                                1,372          1,562
         Plant closing costs not deducted for tax                   758          1,024
         Allowance for doubtful trade accounts receivable           340            635
         Inventory related costs not deducted for tax               476            633
         Other                                                    1,330          1,084
                                                               --------       --------

                 Total deferred income tax assets                12,976         10,972
                                                               --------       --------

       Deferred income tax liabilities:
         Tax depreciation in excess of book depreciation        (52,611)       (42,650)
         Amortization of intangibles                             (5,365)        (6,188)
         Other                                                     (955)          (952)
                                                               --------       --------

                 Total deferred income tax liabilities          (58,931)       (49,790)
                                                               --------       --------

       Net deferred income tax liability                       $(45,955)      $(38,818)
                                                               ========       ========

       As reported on consolidated balance sheets:
         Net current deferred income tax asset                 $  5,408       $  3,605
         Net noncurrent deferred income tax liability           (51,363)       (42,423)
                                                               --------       --------
         Net deferred income tax liability                     $(45,955)      $(38,818)
                                                               ========       ========


        The foreign tax credit carryforwards of approximately $1,405 expire in 2004.

9.     EMPLOYEE BENEFIT PLANS

       DEFINED CONTRIBUTION PLAN - We sponsor a salary deferral plan covering substantially all of our non-union domestic employees. Plan participants may elect to make voluntary contributions to this plan up to 15% of their compensation. We contribute 1% of the participants' compensation and also match employee contributions up to 2% of the participants' compensation. We expensed approximately $7.2 million, $5.0 million and $3.1 million as our contribution to this plan for the years ended December 31, 1999, 1998 and 1997, respectively.

       DEFINED BENEFIT PLANS - We sponsor five noncontributory defined benefit pension plans (the "United States Plans") covering domestic employees with 1,000 or more hours of service. We fund the actuarially computed retirement cost. Contributions are intended to not only provide for benefits attributed to service to date but also for those expected to be earned in the future. We also sponsor a defined benefit plan in Germany (the "Germany Plan"). The consolidated accrued net pension expense for the years ended December 31, 1999, 1998 and 1997 includes the following components (in thousands):

                                                              1999          1998          1997
                                                             -------       -------       -------
       UNITED STATES PLANS

       Service cost - benefits earned during the period      $ 4,056       $ 3,726       $ 2,299
       Interest cost on projected benefit obligation           3,659         3,469         1,806
       Expected return on assets                              (3,913)       (3,777)       (1,886)
       Other                                                     100            (3)           17
                                                             -------       -------       -------
       Total accrued pension expense                         $ 3,902       $ 3,415       $ 2,236
                                                             =======       =======       =======

       GERMANY PLAN

       Service cost - benefits earned during the period      $    63       $    64       $    58
       Interest cost on projected benefit obligation              62            66            56
                                                             -------       -------       -------

       Total accrued pension expense                         $   125       $   130       $   114
                                                             =======       =======       =======

       The following table sets forth the funded status of the United States Plans and the Germany Plan as of December 31, 1999, 1998 and 1997 and the amounts recognized in the consolidated balance sheets at those dates (in thousands):

                                                           1999           1998           1997
                                                         --------       --------       --------
       UNITED STATES PLANS

       Change in benefit obligation:
         Obligation at January 1                         $ 52,348       $ 27,025       $  8,237
         Service cost                                       4,056          3,726          2,299
         Interest cost                                      3,659          3,469          1,806
         Curtailments                                                     (2,137)
         Settlements                                                          50
         Plan amendments                                                   2,340
         Actuarial (gain) loss                             (7,781)         1,333          2,706
         Acquisition                                                      18,264         12,497
         Benefits paid                                     (1,877)        (1,722)          (520)
                                                         --------       --------       --------

       Obligation at December 31                         $ 50,405       $ 52,348       $ 27,025
                                                         ========       ========       ========

       Change in plan assets:
         Fair value of assets at January 1               $ 44,001       $ 24,235       $  8,555
         Actual return on plan assets                       6,603          3,941          3,688
         Acquisition                                                      16,143         12,296
         Employer contributions                               563          1,404            216
         Benefit payments                                  (1,877)        (1,722)          (520)
                                                         --------       --------       --------

       Fair value of plan assets at December 31          $ 49,290       $ 44,001       $ 24,235
                                                         ========       ========       ========

       Underfunded status at December 31                 $  1,115       $  8,347       $  2,790
       Unrecognized net actuarial loss                     11,103            641          1,853
       Unrecognized prior service cost                     (1,477)        (1,586)          (299)
       Additional liability                                                                  14
                                                         --------       --------       --------

       Accrued long-term pension liability included
         in other liabilities                            $ 10,741       $  7,402       $  4,358
                                                         ========       ========       ========

       For the above calculations, increases in future compensation ranging from 4.0% to 4.25% were used for the non-union plans. There was no increase in future compensation used for the three union plans. For the calculations, discount rates ranging from 6.75% to 7.75% and expected rates of return on plan assets of 9.0% were used for all plans.

                                                                               1999          1998
                                                                              -------       -------
       GERMANY PLAN

       Change in benefit obligation:
         Obligation at January 1                                              $ 1,143       $   956
         Service cost                                                              63            64
         Interest cost                                                             62            66
         Benefits paid                                                             (5)           (5)
         Change due to exchange rate                                             (173)           62
                                                                              -------       -------

       Obligation at December 31                                              $ 1,090       $ 1,143
                                                                              =======       =======

       Fair value of plan assets at December 31                                  None          None
                                                                              =======       =======

       Underfunded status at December 31                                      $ 1,090       $ 1,143
       Unrecognized net actuarial loss                                             75            81
                                                                              -------       -------

       Accrued long-term pension liability included in other liabilities      $ 1,165       $ 1,224
                                                                              =======       =======

       Increases in future compensation ranging from 2.0% to 3.5% and discount rates ranging from 6.0% to 7.0% were used in determining the actuarially computed present value of the projected benefit obligation of the Germany Plan. The cash surrender value of life insurance policies for Germany Plan participants included in other assets is approximately $0.5 million and $0.7 million as of December 31, 1999 and 1998, respectively.

       FOREIGN PLANS OTHER THAN GERMANY - Employees in other foreign countries are covered by various post employment arrangements consistent with local practices and regulations. Such obligations are not significant and are included in the consolidated financial statements in other liabilities.

       OTHER PLANS - As part of the acquisition of Blessings Corporation (see
       Note 12), we assumed two supplemental retirement plans covering certain former employees of Blessings Corporation. The liability for these plans included in other liabilities at December 31, 1999 was approximately $1.7 million.

10.   REDEEMABLE COMMON STOCK AND STOCK OPTION PLAN

       REDEEMABLE COMMON STOCK - In 1998, our stockholders approved stock purchase agreements for the purchase of 12,200 shares of Class C nonvoting common stock by certain officers. The fair market value purchase price was determined by the Board of Directors to be $100 per share. The shareholders agreement governing the shares contains various restrictions, including a right of first refusal and provisions for Huntsman Packaging to purchase any owned shares from an employee within 180 days after termination of employment. The stockholders have the right, following three years from the purchase date, to put any or all of such shares to Huntsman Packaging for repurchase. When there is a public market for the shares, the redemption value is the average of the high and low reported sale prices per share for the 20 trading days prior to the date the put or call option is exercised. When there is no public market for the shares, the redemption value is the market value of equity, as defined, determined on the last day of the month preceding the date on which the put or call option is made. During 1998, we redeemed 500 shares of Class C common stock from one officer who terminated his employment with us for $100 per share.

       During early 1999, we sold 38,411 shares of Class C common stock to certain officers for $100 per share, the estimated fair market value of the shares on the date of purchase. Of these 38,411 shares, 26,223 shares are subject to repurchase rights of Huntsman Packaging (the "Restricted Shares"). The repurchase rights for 13,117 of the Restricted Shares lapse on a straight-line basis over a five-year period ending January 1, 2003. The repurchase rights for 13,116 of the Restricted Shares lapse over the same five years, subject to achievement of certain Huntsman Packaging performance criteria, or if the performance criteria are not met, on December 31, 2007. All other terms of and restrictions on the 38,411 shares of Class C common stock sold during 1999 are the same as the original 12,200 shares of Class C common stock. In 1999, we redeemed a total of 600 shares of Class C common stock from an officer for $100 per share.

       1998 STOCK OPTION PLAN - In 1998, our stockholders approved the adoption of the 1998 Huntsman Packaging Corporation Stock Option Plan, which provided for the granting of options to purchase up to 41,956 shares of Class C nonvoting common stock to certain officers at the fair market value of the related stock on the date of grant. All of the options issued under this plan expire on December 31, 2007. In 1999, we canceled options relating to 26,223 shares and issued 26,223 Restricted Shares, as described above.

       A summary of stock options outstanding at December 31, 1999 and 1998 and changes during the year then ended is presented below:

                                                       NUMBER OF
                                                        SHARES               WEIGHTED AVERAGE
                                               -------------------------      EXERCISE PRICE
                                                 1999             1998          PER SHARE
                                               --------         --------     ----------------
       Outstanding at beginning of year          39,334                          $    100
       Granted                                                    41,956              100
       Forfeited or cancelled                   (28,845)          (2,622)             100
                                               --------         --------         --------

       Outstanding at end of year                10,489           39,334         $    100
                                               ========         ========         ========

       Exercisable at end of year                 4,196            3,933         $    100
                                               ========         ========         ========

       At December 31, 1999, 5,245 of the outstanding options are performance-based options and 2,098 are exercisable as result of achieving the performance criteria. The remaining 5,244 options vest in five equal installments on December 31 of each year. At December 31, 1999, 2098 are exercisable. All outstanding options have a weighted average remaining contractual life of approximately 8 years.

       ACCOUNTING FOR STOCK-BASED COMPENSATION PLANS - We apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock-based compensation plans as they relate to employees and directors. The performance-based options require variable plan accounting and we estimate compensation expense at each reporting period based upon the expected achievement of the performance criteria and the estimated fair market value of the common stock. For the year ended December 31, 1999, we recorded compensation expense of $770,000. All other options require fixed plan accounting and accordingly, no compensation expense was recognized because the awards were made at the estimated fair market value of Huntsman Packaging's Class C nonvoting common stock at the date of grant. Had compensation cost been determined in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," our income from continuing operations for the years ended December 31, 1999 and 1998 would have changed to the pro forma amounts presented below:

                                                             1999           1998
                                                            -------        -------
       Income from continuing operations as reported        $18,311        $ 2,533
       Pro forma income from continuing operations           18,978          2,147

       Using the Black-Scholes option-pricing model, the weighted average fair market value of the options was $49 for each share using the following assumptions for the 1998 grants: dividend yield of 0%, average risk free interest rate of 6.75% and expected life of 10 years. The estimated fair market value of the options granted is subject to the assumptions made and if the assumptions were to change, the estimated fair market value amounts could be significantly different.

11.   COMMITMENTS AND CONTINGENCIES

       ENVIRONMENTAL CONTINGENCIES - Our operations are subject to extensive environmental laws and regulations concerning emissions to the air, discharges to surface and subsurface waters, and the generation, handling, storage, transportation, treatment, and disposal of waste materials, as adopted by various governmental authorities in the jurisdictions in which we operate. We make every reasonable effort to remain in full compliance with existing governmental laws and regulations concerning the environment. As part of a sale of a plant site in 1992, we agreed to indemnify environmental losses of up to $5 million which may have been created at the plant site between January 1, 1988 and May 18, 1992. This indemnity expires on May 8, 2002 and reduces ten percent each year beginning May 12, 1997. We believe that the ultimate liability, if any, resulting from this indemnification will not be material to our financial position or results of operations.

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

       LITIGATION - We are subject to litigation and claims arising in the ordinary course of business. We believe, after consulting with legal counsel, that any liabilities arising from such litigation and claims will not have a material adverse effect on our financial position and results of operations.

12.   ACQUISITIONS

       CT FILM - On September 30, 1997, we acquired all of the assets of CT Film (a division of Huntsman Polymers Corporation, formerly Rexene Corporation) and Rexene Corporation Limited (a wholly owned subsidiary of Huntsman Polymers Corporation) for approximately $70 million in cash. The acquisition was accounted for using the purchase method of accounting. Accordingly, results of operations have been included in the accompanying consolidated financial statements from the date of acquisition. In connection with the acquisition, we planned to exit certain of the activities acquired with the purchase of CT Film, including the film operations at Scunthorpe, UK. During 1998, we sold the Scunthorpe, UK facility acquired from CT Film and adjusted the fair value assigned to the Scunthorpe, UK facility accordingly (see Note 3). We recorded goodwill of approximately $7.8 million in this acquisition, which is being amortized on a straight-line basis over 40 years.

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

       BLESSINGS CORPORATION - On May 19, 1998, in accordance with an Agreement and Plan of Merger dated April 1, 1998, we acquired Blessings Corporation ("Blessings") by merging our wholly owned subsidiary, VA Acquisition Corp., with and into Blessings. Blessings then became our wholly owned subsidiary and Blessings changed its name to Huntsman Edison Films Corporation. The aggregate purchase price for Blessings was approximately $270 million (including the assumption of approximately $57 million of Blessings' existing indebtedness). In connection with the Blessings Acquisition, we incurred transaction costs of approximately $17 million. The financing for the Blessings Acquisition was provided under a $510 million Amended and Restated Credit Agreement (see Note 6). The acquisition was accounted for using the purchase method of accounting. Accordingly, results of operations are included in the accompanying consolidated financial statements from the date of acquisition. We recorded goodwill and intangible assets of approximately $168.7 million in this acquisition, which are being amortized on a straight-line basis over 10 to 30 years.

       KCL CORPORATION - On October 18, 1999, we acquired certain assets and assumed certain liabilities of KCL Corporation and subsidiaries for cash of approximately $11.5 million. The acquisition was accounted for using the purchase method of accounting. Accordingly, results of operations have been included in the accompanying consolidated financial statements from the date of acquisition. We recorded goodwill of approximately $2.7 million, which is being amortized on a straight-line basis over 10 years.

       Our pro forma results of operations for the years ended December 31, 1999, 1998 and 1997 (assuming the significant acquisitions had occurred as of January 1, 1997) are as follows (in thousands):

                                                         1999             1998              1997
                                                       ---------        ---------         ---------
       Revenues                                        $ 781,416        $ 719,242         $ 745,998
       Income (loss) from continuing operations           18,311           (1,267)          (14,379)

13.   OPERATING SEGMENTS

      Operating segments are components of our business for which separate financial information is available that is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing performance. This information is reported on the basis that it is used internally for evaluating segment performance.

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

      Segment profit or loss and segment assets as of and for the years ended December 31, 1999, 1998 and 1997 are presented in the following table (in thousands). Certain reclassifications have been made to be consistent with the 1999 presentation.

                                             DESIGN         INDUSTRIAL         SPECIALTY        CORPORATE/
                                            PRODUCTS           FILMS             FILMS            OTHER             TOTAL
                                            ---------       ----------         ---------        ----------        ---------
      1999
       Net sales to customers               $ 175,442        $ 153,265         $ 452,709                          $ 781,416
       Intersegment sales                       7,189            3,276             6,149        $ (16,614)
       Total net sales                        182,631          156,541           458,858          (16,614)          781,416
       Depreciation and amortization            8,095            4,579            19,026            3,319            35,019
       Interest expense                         3,397              351            13,832           26,448            44,028
       Segment profit                           9,304           16,473            57,564          (48,446)           34,895
       Plant closing costs                      2,497                                                                 2,497
       Segment total assets                   175,924           84,755           446,852           61,492           769,023
       Capital expenditures                     6,885            6,628            18,779            3,431            35,723

       1998s
       Net sales to customers               $ 136,059        $ 144,736         $ 371,162                          $ 651,957
       Intersegment sales                       1,671            3,975             1,782        $  (7,428)
       Total net sales                        137,730          148,711           372,944           (7,428)          651,957
       Depreciation and amortization            5,096            4,712            13,211            4,069            27,088
       Interest expense                         2,108               60            10,219           25,132            37,519
       Segment profit                          12,385           11,027            36,106          (43,577)           15,941
       Plant closing costs                                        (297)            5,172                              4,875
       Segment total assets                   153,385           82,737           435,075           63,075           734,272
       Capital expenditures                    18,424            5,734            26,174            1,769            52,101

       1997s
       Net sales to customers               $  93,386        $ 175,438         $ 178,919                          $ 447,743
       Intersegment sales                       1,212            8,338               312        $  (9,862)
       Total net sales                         94,598          183,776           179,231           (9,862)          447,743
       Depreciation and amortization            2,044            5,295             3,534            5,569            16,442
       Interest expense                             8              425               116           16,451            17,000
       Segment profit                          11,332            9,538            19,603          (34,371)            6,102
       Plant closing costs                                       9,276                                                9,276
       Segment total assets                    54,610           96,484           188,114           30,307           369,515
       Capital expenditures                     5,445            2,912             5,548            3,956            17,861

      A reconciliation of the totals reported for the operating segments to the totals reported in the consolidated financial statements is as follows (in thousands):

       PROFIT OR LOSS                                                  1999            1998            1997
                                                                     ---------       ---------       ---------
       Total profit for reportable segments                          $  83,341       $  59,518       $  40,473
       Plant closing costs                                              (2,497)         (4,875)         (9,276)
       Unallocated amounts:
         Corporate expenses                                            (21,998)        (18,445)        (17,920)
         Interest expense                                              (26,448)        (25,132)        (16,451)
                                                                     ---------       ---------       ---------
         Income (loss) before taxes and discontinued operations      $  32,398       $  11,066       $  (3,174)
                                                                     =========       =========       =========

       ASSETS

       Total assets for reportable segments                          $ 707,531       $ 671,197       $ 339,208
       Intangible assets not allocated to segments                      16,166          17,080          15,565
       Net effect of discontinued operations                                                            30,878
       Other unallocated assets                                         45,326          45,995          14,741
                                                                     ---------       ---------       ---------
            Total consolidated assets                                $ 769,023       $ 734,272       $ 400,392
                                                                     =========       =========       =========

      The following table presents financial information by country based on the location of production of the product.

       NET SALES                1999          1998          1997
                              --------      --------      --------
       United States          $659,582      $563,658      $390,793
       Mexico                   56,422        30,201
       Canada                   36,390        25,770        21,355
       Other                    29,022        32,328        35,595
                              --------      --------      --------
            Total             $781,416      $651,957      $447,743
                              ========      ========      ========

       LONG-LIVED ASSETS

       United States          $476,344      $475,891       214,964
       Mexico                   55,970        59,085
       Canada                   10,668         5,547         6,033
       Other                     5,368         5,226         5,362
                              --------      --------      --------
            Total             $548,350      $545,749       226,359
                              ========      ========      ========

      Our sales to Kimberly-Clark Corporation and its affiliates represented approximately 13% and 11% of consolidated net sales in 1999 and 1998 and less than 10% of consolidated net sales in 1997. Substantially all of the sales to Kimberly-Clark are from the specialty films and design products operating segments. No other customers accounted for more than 10% of consolidated net sales during 1999, 1998 and 1997.

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

       Below is a summary of our financial instruments' carrying amounts and estimated fair values as of December 31, 1999 and 1998 (in thousands):

                                                       1999                          1998
                                             ------------------------      -------------------------
                                             CARRYING       ESTIMATED      CARRYING        ESTIMATED
                                              AMOUNT       FAIR VALUE       AMOUNT        FAIR VALUE
                                             ---------     ----------      ---------      ----------
       Financial assets - cash and cash
         equivalents                         $   9,097      $   9,097      $  19,217      $  19,217
                                             =========      =========      =========      =========

       Financial liabilities:
         Floating rate debt                  $ 383,054      $ 383,054      $ 399,936      $ 399,936
         Fixed rate debt                       127,328        126,036        125,000        125,000
                                             ---------      ---------      ---------      ---------

       Total financial liabilities           $ 510,382      $ 509,090      $ 524,936      $ 524,936
                                             =========      =========      =========      =========

       Off-balance sheet instruments:
         Interest rate collar                $      69      $     183      $     106      $    (214)
         Commodity collar                         None            325           None             80

15.   RELATED-PARTY TRANSACTIONS

       The accompanying consolidated financial statements include the following balances and transactions with affiliated companies not disclosed elsewhere for the years ended December 31, 1999, 1998 and 1997 (in thousands). All transactions with affiliated companies have been recorded at estimated fair market values for the related products and services.

                                                        1999         1998         1997
                                                       -------      -------      -------
       With Huntsman Corporation and subsidiaries
         Inventory purchases                           $21,124      $27,523      $15,692
         Rent expense under operating lease                396          392          423
         Administrative expenses                         2,681        5,599        4,220
         Sales of film products                            258

       With Huntsman Cancer Institute
         Charitable contribution                         1,000          500
       With Huntsman Financial Corporation
         Administrative expenses                           150          133

       ROYALTY TRANSACTION WITH HUNTSMAN GROUP INTELLECTUAL PROPERTIES HOLDING CO. ("HUNTSMAN INTELLECTUAL") - During 1996, Huntsman Packaging and other affiliates entered into a royalty agreement (the "Royalty Agreement") with Huntsman Intellectual whereby we paid Huntsman Intellectual a royalty for the use of certain trademarks, etc. Huntsman Intellectual was owned by Huntsman Packaging and certain subsidiaries of Huntsman Corporation ("HC"). During 1997, we paid royalties of approximately $1.9 million to Huntsman Intellectual. Huntsman Intellectual recorded a patronage dividend to us of $1.2 million in 1997. The royalty expense is included in administration and other expense. The dividend is included in other income. Immediately prior to the Split-Off, the patronage dividend receivable from Huntsman Intellectual at the date of the Split-Off was settled in full. Huntsman Packaging's ownership of Huntsman Intellectual and its participation in the Royalty Agreement were terminated. We no longer use the trademarks or other intellectual property covered under the Royalty Agreement.

       CT FILM EMPLOYEES - Subsequent to the purchase of CT Film from Huntsman Polymers Corporation (a subsidiary of HC) ("Huntsman Polymers") (see Note
       12), employees associated with the CT Film operations remained employed by Huntsman Polymers through December 31, 1997. The total payroll and benefits costs incurred by Huntsman Polymers from September 30, 1997 to December 31, 1997 for these employees of approximately $6.2 million was allocated to us and is included in cost of sales and operating expenses in the 1997 consolidated statement of income. The entire amount was paid to Huntsman Polymers in 1998.

       INSURANCE COVERAGE - We obtain most of our insurance coverage under policies of HC. Reimbursement payments to HC are based on premium allocations, which are determined in cooperation with an independent insurance broker.

       ADMINISTRATIVE EXPENSES - Included in administrative and other expense in the consolidated statements of income are HC administrative expenses allocated to us. Prior to the Split-off, these costs represent the estimated portion of costs incurred by HC to provide services to us. Subsequent to the Split-off, these costs are for certain administrative services provided to us by HC under a cancelable services agreement.

       OFFICE SPACE - We are obligated to pay rent calculated as a pro rata portion (based on our percentage occupancy) of the mortgage principal and interest payments related to the HC headquarters facility. Payments under this obligation are included in administrative expenses.

       INVESTMENT - On August 7, 1998, Huntsman Packaging made an offer to the Board of Directors of Applied Extrusion Technologies, Inc. ("AET"), a publicly traded company, to purchase all of the outstanding shares of common stock of AET at $10.50 per share in a merger transaction. AET's Board rejected the offer. On September 10, 1998, Huntsman Packaging made another offer to the Board of Directors of AET to purchase all of the outstanding shares of common stock of AET at $12.50 per share in a merger transaction. On September 14, 1998, HPC Investment, Inc., a wholly owned subsidiary of Huntsman Packaging, purchased shares of the common stock of AET from Richard P. Durham, President and Chief Executive Officer of Huntsman Packaging, for an aggregate purchase price of $3.3 million, in an arms-length transaction approved by the Board of Directors of HPC Investment, Inc. AET's Board of Directors subsequently rejected Huntsman Packaging's second offer. At December 31, 1999, we had liquidated our entire investment in AET stock.

16.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

       The following condensed consolidating financial statements present, in separate columns, financial information for (i) Huntsman Packaging Corporation (on a parent only basis), with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries (as specified in the Indenture dated September 30, 1997 (the "Indenture") relating to Huntsman Packaging Corporation's $125 million senior subordinated notes (the "Notes")) on a combined basis, with any investments in non-guarantor subsidiaries specified in the Indenture recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for Huntsman Packaging Corporation and its subsidiaries on a consolidated basis, and (v) Huntsman Packaging Corporation on a consolidated basis, in each case as of December 31, 1999 and 1998 and for the years ended December 31, 1999, 1998 and 1997. The Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary and each guarantor subsidiary is wholly owned, directly or indirectly, by Huntsman Packaging Corporation. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to Huntsman Packaging Corporation. The condensed consolidating financial statements are presented herein, rather than separate financial statements for each of the guarantor subsidiaries, because management believes that separate financial statements relating to the guarantor subsidiaries are not material to investors.

       On January 1, 1999, two of our guarantor subsidiary companies, Huntsman Deerfield Films Corporation and Huntsman United Films Corporation, were merged with and into Huntsman Packaging. Accordingly, these former guarantor subsidiary companies are now included as part of the "Huntsman Packaging Corporation Parent Only" column for all periods presented.

                 HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 1999
                                 (IN THOUSANDS)


                                              HUNTSMAN                                                              CONSOLIDATED
                                              PACKAGING                          COMBINED                             HUNTSMAN
                                             CORPORATION        COMBINED           NON-                               PACKAGING
                                             PARENT ONLY       GUARANTORS       GUARANTORS       ELIMINATIONS       CORPORATION
                                             -----------       ----------       ----------       ------------       ------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                  $   1,212         $     536        $   7,349                           $   9,097
   Receivables                                   75,053            24,211           23,370                             122,634
   Inventories                                   56,646            10,067           11,486                              78,199
   Prepaid expenses and other                     2,127                90              427                               2,644
   Income taxes receivable                        3,486               212           (1,007)                              2,691
   Deferred income taxes                          6,715               426           (1,733)                              5,408
                                              ---------         ---------        ---------         ---------         ---------
      Total current assets                      145,239            35,542           39,892                             220,673
PLANT AND EQUIPMENT, net                        184,444            78,649           51,359                             314,452
INTANGIBLE ASSETS, net                           52,676           143,836           18,444                             214,956
INVESTMENT IN SUBSIDIARIES                       61,533                                            $ (61,533)
OTHER ASSETS                                     16,593               144            2,205                              18,942
                                              ---------         ---------        ---------         ---------         ---------
TOTAL ASSETS                                  $ 460,485         $ 258,171        $ 111,900         $ (61,533)        $ 769,023
                                              =========         =========        =========         =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Trade accounts payable                     $  39,293         $   9,629        $  11,134                           $  60,056
   Accrued liabilities                           25,238             2,833            6,865                              34,936
   Current portion of long-term debt             13,464                              3,656                              17,120
   Due to (from) affiliates                     (19,737)           17,431            7,021                               4,715
                                              ---------         ---------        ---------         ---------         ---------
     Total current liabilities                   58,258            29,893           28,676                             116,827
LONG-TERM DEBT, net of current portion          267,107           184,000           42,155                             493,262
OTHER LIABILITIES                                10,741             1,733            1,509                              13,983
DEFERRED INCOME TAXES                            30,791            18,465            2,107                              51,363
                                              ---------         ---------        ---------         ---------         ---------
     Total liabilities                          366,897           234,091           74,447                             675,435
                                              ---------         ---------        ---------         ---------         ---------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE COMMON STOCK                           2,926                                                                  2,926
                                              ---------         ---------        ---------         ---------         ---------

STOCKHOLDERS' EQUITY:
   Common stock                                  63,676            20,377           29,241         $ (49,618)           63,676
   Retained earnings                             32,042             3,696           11,437           (15,133)           32,042
   Shareholder note receivable                     (299)                                                                  (299)
   Cumulative foreign currency
     translation adjustments                     (4,757)                7           (3,225)            3,218            (4,757)
                                              ---------         ---------        ---------         ---------         ---------
     Total stockholders' equity                  90,662            24,080           37,453           (61,533)           90,662
                                              ---------         ---------        ---------         ---------         ---------
TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                     $ 460,485         $ 258,171        $ 111,900         $ (61,533)        $ 769,023
                                              =========         =========        =========         =========         =========

                 HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                    HUNTSMAN                                                             CONSOLIDATED
                                   PACKAGING                           COMBINED                            HUNTSMAN
                                  CORPORATION        COMBINED            NON-                              PACKAGING
                                  PARENT ONLY       GUARANTORS        GUARANTORS       ELIMINATIONS       CORPORATION
                                  -----------       ----------        ----------       ------------      -------------
NET SALES                          $ 524,191         $ 152,464         $ 121,375         $ (16,614)        $ 781,416
COST OF SALES                        436,315           110,074            93,663           (16,614)          623,438
                                   ---------         ---------         ---------         ---------         ---------

GROSS PROFIT                          87,876            42,390            27,712                             157,978
TOTAL OPERATING EXPENSES              47,677            18,137            16,173                              81,987
                                   ---------         ---------         ---------         ---------         ---------

OPERATING INCOME                      40,199            24,253            11,539                              75,991
INTEREST EXPENSE                     (26,502)          (13,805)           (3,721)                             44,028
EQUITY IN EARNINGS OF
    SUBSIDIARIES                       7,747                                                (7,747)
OTHER INCOME (EXPENSE), net             (150)              129               456                                 435
                                   ---------         ---------         ---------         ---------         ---------

INCOME BEFORE INCOME TAXES            21,294            10,577             8,274            (7,747)           32,398

INCOME TAX EXPENSE                     2,983             6,626             4,478                              14,087
                                   ---------         ---------         ---------         ---------         ---------

NET INCOME                         $  18,311         $   3,951         $   3,796         $  (7,747)        $  18,311
                                   =========         =========         =========         =========         =========

                 HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                       HUNTSMAN                                                   CONSOLIDATED
                                                       PACKAGING                      COMBINED                      HUNTSMAN
                                                      CORPORATION      COMBINED         NON-                       PACKAGING
                                                      PARENT ONLY     GUARANTORS     GUARANTORS    ELIMINATIONS   CORPORATION
                                                      -----------     ----------     ----------    ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:                   $ 33,629       $ 16,875       $    949                     $ 51,453
                                                        --------       --------       --------       --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of assets                               98                         1,093                        1,191
   Payments for acquisitions                             (11,812)           314                                     (11,498)
   Capital expenditures for plant and equipment          (24,302)        (6,996)        (4,425)                     (35,723)
                                                        --------       --------       --------       --------      --------
     Net cash used in investing activities               (36,016)        (6,682)        (3,332)                     (46,030)
                                                        --------       --------       --------       --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                    986                                                        986
   Payments received form stockholder note
     receivable                                              135                                                        135
   Principal payments on borrowings                        4,475        (10,200)                                     (5,725)
   Payments on long-term debt                             (9,594)                       (2,531)                     (12,125)
                                                        --------       --------       --------       --------      --------
     Net cash provided by (used in) financing
       activities                                         (3,998)       (10,200)        (2,531)                     (16,729)
                                                        --------       --------       --------       --------      --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
   EQUIVALENTS                                               216             18            952                        1,186
                                                        --------       --------       --------       --------      --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                 (6,169)            11         (3,962)                     (10,120)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR         7,381            525         11,311                       19,217
                                                        --------       --------       --------       --------      --------

CASH AND CASH EQUIVALENTS AT END OF THE YEAR            $  1,212       $    536       $  7,349                     $  9,097
                                                        ========       ========       ========       ========      ========

                 HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 1998
                                 (IN THOUSANDS)


                                                 HUNTSMAN                                                      CONSOLIDATED
                                                 PACKAGING                       COMBINED                        HUNTSMAN
                                                CORPORATION      COMBINED          NON-                          PACKAGING
                                                PARENT ONLY     GUARANTORS      GUARANTORS      ELIMINATIONS    CORPORATION
                                                -----------     ----------      ----------      ------------   ------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                     $   7,381       $     525       $  11,311                       $  19,217
   Receivables                                      59,667          13,650          16,064                          89,381
   Inventories                                      50,243           5,994           9,655                          65,892
   Income taxes receivable                           4,230           1,868           1,267                           7,365
   Deferred income taxes                             4,059             803          (1,257)                          3,605
   Prepaid expenses and other                        2,090             680             293                           3,063
                                                 ---------       ---------       ---------       ---------       ---------
      Total current assets                         127,670          23,520          37,333                         188,523
PLANT AND EQUIPMENT, net                           173,850          73,589          52,895                         300,334
INTANGIBLE ASSETS, net                              55,142         147,140          19,008                         221,290
INVESTMENT IN SUBSIDIARIES                          42,959                                       $ (42,959)
OTHER ASSETS                                        17,582             143           6,400                          24,125
                                                 ---------       ---------       ---------       ---------       ---------
TOTAL ASSETS                                     $ 417,203       $ 244,392       $ 115,636       $ (42,959)      $ 734,272
                                                 =========       =========       =========       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Trade accounts payable                        $  26,698       $   6,760       $   9,728                       $  43,186
   Accrued liabilities                              25,064           2,401           6,111                          33,576
   Current portion of long-term debt                 8,875                           2,531                          11,406
   Due to (from) affiliates                        (21,224)         18,111          10,113                           7,000
                                                 ---------       ---------       ---------       ---------       ---------
     Total current liabilities                      39,413          27,272          28,483                          95,168
LONG-TERM DEBT, net of current portion             273,519         194,200          45,811                         513,530
OTHER LIABILITIES                                    6,740           3,171           1,483                          11,394
DEFERRED INCOME TAXES                               25,774          13,658           2,991                          42,423
                                                 ---------       ---------       ---------       ---------       ---------
     Total liabilities                             345,446         238,301          78,768                         662,515
                                                 ---------       ---------       ---------       ---------       ---------

REDEEMABLE COMMON STOCK                              1,170                                                           1,170
                                                 ---------       ---------       ---------       ---------       ---------

STOCKHOLDERS' EQUITY:
   Common stock                                     63,676           6,357          29,241       $ (35,598)         63,676
   Retained earnings                                13,731            (255)         12,641         (12,386)         13,731
   Shareholder note receivable                        (434)                                                           (434)
   Foreign currency translation adjustments         (6,386)            (11)         (5,014)          5,025          (6,386)
                                                 ---------       ---------       ---------       ---------       ---------
     Total stockholders' equity                     70,587           6,091          36,868         (42,959)         70,587
                                                 ---------       ---------       ---------       ---------       ---------
TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                        $ 417,203       $ 244,392       $ 115,636       $ (42,959)      $ 734,272
                                                 =========       =========       =========       =========       =========

                 HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                  HUNTSMAN                                                       CONSOLIDATED
                                                  PACKAGING                       COMBINED                         HUNTSMAN
                                                 CORPORATION      COMBINED          NON-                          PACKAGING
                                                 PARENT ONLY     GUARANTORS      GUARANTORS     ELIMINATIONS     CORPORATION
                                                 -----------     ----------      ----------     ------------     ------------
NET SALES                                         $ 486,484       $  82,132       $  90,769       $  (7,428)      $ 651,957
COST OF SALES                                       403,574          64,520          71,744          (7,428)        532,410
                                                  ---------       ---------       ---------       ---------       ---------

GROSS PROFIT                                         82,910          17,612          19,025                         119,547
TOTAL OPERATING EXPENSES                             52,948           5,403          11,732                          70,083
                                                  ---------       ---------       ---------       ---------       ---------

OPERATING INCOME                                     29,962          12,209           7,293                          49,464
INTEREST EXPENSE                                    (25,206)        (10,193)         (2,120)                        (37,519)
EQUITY IN EARNINGS OF
    SUBSIDIARIES                                        904                                            (904)
OTHER INCOME (EXPENSE), net                           1,339             (72)         (2,146)                           (879)
                                                  ---------       ---------       ---------       ---------       ---------

INCOME BEFORE INCOME TAXES AND DISCONTINUED
     OPERATIONS                                       6,999           1,944           3,027            (904)         11,066
INCOME TAX EXPENSE                                    3,884           2,120           2,529                           8,533
                                                  ---------       ---------       ---------       ---------       ---------

INCOME BEFORE DISCONTINUED OPERATIONS                 3,115            (176)            498            (904)          2,533

INCOME FROM DISCONTINUED OPERATIONS, net of
     income taxes                                                                       582                             582

GAIN ON SALE OF DISCONTINUED OPERATIONS, net
     of income taxes                                  5,223                                                           5,223
                                                  ---------       ---------       ---------       ---------       ---------

NET INCOME                                        $   8,338       $    (176)      $   1,080       $    (904)      $   8,338
                                                  =========       =========       =========       =========       =========

                 HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                        HUNTSMAN                                                     CONSOLIDATED
                                                        PACKAGING                        COMBINED                      HUNTSMAN
                                                       CORPORATION      COMBINED           NON-                        PACKAGING
                                                       PARENT ONLY     GUARANTORS       GUARANTORS     ELIMINATIONS   CORPORATION
                                                       -----------     ----------       ----------     ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:                   $  11,433       $  26,603       $   7,454                      $  45,490
                                                        ---------       ---------       ---------       ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of assets                            33,850                                                         33,850
   Payments for acquisitions                             (298,274)             97           1,588                       (296,589)
   Capital expenditures for plant and equipment           (40,154)         (3,383)         (8,564)                       (52,101)
                                                        ---------       ---------       ---------       ---------      ---------
     Net cash used in investing activities               (304,578)         (3,286)         (6,976)                      (314,840)
                                                        ---------       ---------       ---------       ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                   1,170                                                          1,170
   Payments received from stockholder note
     receivable                                               266                                                            266
   Principal payments on borrowings                        12,819         (22,800)           (563)                       (10,544)
   Proceeds from issuance of long-term debt               285,000                                                        285,000
                                                        ---------       ---------       ---------       ---------      ---------
     Net cash provided by (used in) financing
       activities                                         299,255         (22,800)           (563)                       275,892
                                                        ---------       ---------       ---------       ---------      ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
   EQUIVALENTS                                                 65             (11)            210                            264
                                                        ---------       ---------       ---------       ---------      ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                   6,175             506             125                          6,806

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR          1,206              19          11,186                         12,411
                                                        ---------       ---------       ---------       ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF THE YEAR            $   7,381       $     525       $  11,311                      $  19,217
                                                        =========       =========       =========       =========      =========

                 HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)


                                                         HUNTSMAN                                                      CONSOLIDATED
                                                        PACKAGING                       COMBINED                        HUNTSMAN
                                                       CORPORATION       COMBINED          NON-                         PACKAGING
                                                       PARENT ONLY      GUARANTORS      GUARANTORS     ELIMINATIONS    CORPORATION
                                                       -----------      ----------      ----------     ------------    ------------
NET SALES                                               $ 396,814       $   2,117       $  58,674       $  (9,862)      $ 447,743
COST OF SALES                                             349,337           2,012          48,141          (9,862)        389,628
                                                        ---------       ---------       ---------       ---------       ---------

GROSS PROFIT                                               47,477             105          10,533                          58,115
TOTAL OPERATING EXPENSES                                   40,493             128           4,418                          45,039
                                                        ---------       ---------       ---------       ---------       ---------

OPERATING INCOME                                            6,984             (23)          6,115                          13,076
INTEREST EXPENSE                                          (16,595)                           (405)                        (17,000)
EQUITY IN EARNINGS OF SUBSIDIARIES                          4,715                                          (4,715)
OTHER INCOME (EXPENSE), net                                 1,847                          (1,097)                            750
                                                        ---------       ---------       ---------       ---------       ---------

INCOME (LOSS) BEFORE INCOME TAXES AND DISCONTINUED
     OPERATIONS                                            (3,049)            (23)          4,613          (4,715)         (3,174)
INCOME TAX EXPENSE (BENEFIT)                               (3,424)                          2,915                            (509)
                                                        ---------       ---------       ---------       ---------       ---------

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS, net
     of income taxes                                          375             (23)          1,698          (4,715)         (2,665)

INCOME FROM DISCONTINUED OPERATIONS                                                         3,040                           3,040
                                                        ---------       ---------       ---------       ---------       ---------

NET INCOME                                              $     375       $     (23)      $   4,738       $  (4,715)      $     375
                                                        =========       =========       =========       =========       =========

                 HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)


                                                         HUNTSMAN                                                    CONSOLIDATED
                                                        PACKAGING                       COMBINED                      HUNTSMAN
                                                       CORPORATION       COMBINED         NON-                        PACKAGING
                                                       PARENT ONLY      GUARANTORS     GUARANTORS     ELIMINATIONS   CORPORATION
                                                       -----------      ----------     ----------     ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:                   $  21,967       $       2      $   6,679                      $  28,648
                                                        ---------       ---------      ---------       ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for acquisitions                              (69,366)                                                      (69,366)
   Capital expenditures for plant and equipment           (14,657)                        (3,204)                       (17,861)
                                                        ---------       ---------      ---------       ---------      ---------
     Net cash used in investing activities                (84,023)                        (3,204)                       (87,227)
                                                        ---------       ---------      ---------       ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on borrowings                      (249,509)                                                     (249,509)
   Proceeds from issuance of long-term debt               312,700                                                       312,700
   Payment of cash dividend                                 1,900                         (1,900)
                                                        ---------       ---------      ---------       ---------      ---------
     Net cash provided by (used in) financing
       activities                                          65,091                         (1,900)                        63,191
                                                        ---------       ---------      ---------       ---------      ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
   EQUIVALENTS                                               (518)                        (2,330)                        (2,848)
                                                        ---------       ---------      ---------       ---------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                              2,517               2           (755)                         1,764

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR         (1,311)             17         11,941                         10,647
                                                        ---------       ---------      ---------       ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF THE YEAR            $   1,206       $      19      $  11,186                      $  12,411
                                                        =========       =========      =========       =========      =========


                 HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                   ADDITIONS
                                     BALANCE AT    CHARGED TO       CASH
                                      BEGINNING     COSTS AND     PAYMENTS                      BALANCE AT
          DESCRIPTION                  OF YEAR      EXPENSES        MADE         OTHER          END OF YEAR
          -----------                ----------    ----------     --------      --------        -----------
ACCUMULATED AMORTIZATION OF
INTANGIBLE ASSETS:
1999                                  $ 22,630      $  9,046      $             $    (60)(2)     $ 31,616
1998                                    16,819         6,125                        (314)(2)       22,630
1997                                    13,771         3,058                         (10)(2)       16,819

ALLOWANCE FOR DOUBTFUL ACCOUNTS:
1999                                  $  2,570      $    518      $             $   (973)(1)     $  2,115
1998                                     3,257                                      (687)(1)        2,570
1997                                     2,641           241                         375 (1)        3,257

PLANT CLOSING ACCRUAL:
1999                                  $  2,600      $  2,500      $ (1,500)     $  1,200 (3)     $  4,800
1998                                     1,800         3,900        (3,100)                         2,600
1997                                     2,300         1,800        (2,300)                         1,800

(1) Represents the net of accounts written off against the allowance and recoveries of previous write-offs.

(2)  Relates to write-down of goodwill.

(3)  Represents accruals charged to good will

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



DELOITTE & TOUCHE LLP

Richmond, Virginia
February 20, 1998

BLESSINGS CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996

--------------------------------------------------------------------------------

                                                                                     December 31,
                                                                              1997                  1996
                                                                          -------------         -------------
ASSETS
Current Assets:
    Cash and cash equivalents                                             $   5,106,200         $   5,801,800
    Accounts receivable less allowance for doubtful accounts
       Of $1,603,200 and $1,541,000 for 1997 and 1996 respectively           21,632,600            22,832,200
    Inventories                                                              14,309,200            12,905,700
    Prepaid deferred taxes                                                    1,510,300             1,417,900
    Prepaid expenses                                                          1,039,900             1,723,700
                                                                          -------------         -------------
                       Total Current Assets                                  43,598,200            44,681,300
                                                                          -------------         -------------
    Property, Plant and Equipment - Net                                      89,378,200            80,573,600
    Goodwill net of accumulated amortization of $3,710,700 and
       $2,659,500 for 1997 and 1996 respectively                             22,794,600            23,845,800
    Deferred Taxes                                                            7,267,300             7,565,400
    Other Assets                                                              2,284,700             1,410,600
                                                                          -------------         -------------
                       Total Assets                                       $ 165,323,000         $ 158,076,700
                                                                          =============         =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable and accrued expenses                                 $  21,862,400         $  25,025,800
    Taxes on income                                                           1,765,400               528,700
    Current installments on long-term debt                                    3,125,000             3,744,300
    Deferred taxes                                                            1,397,000             1,024,200
                                                                          -------------         -------------
                       Total Current Liabilities                             28,149,800            30,323,000
                                                                          -------------         -------------
Long-Term Debt                                                               30,937,500            34,253,100
Deferred Taxes                                                                9,572,500             8,373,800
Deferred Supplemental Pension Liability                                       2,267,100             1,950,700
Minority Interest                                                            14,633,900            11,427,700
Commitments And Contingencies                                                        --                    --
Shareholders' equity
    4% Cumulative preferred stock, $10 par value                                     --                    --
        authorized 259 shares, none outstanding
    Common stock, $.71 par value; authorized 25,000,000 shares,
        issued 10,214,846 for 1997 and 1996 respectively                      7,252,500             7,252,500
    Additional paid-in capital                                                5,968,100             6,012,900
    Translation loss                                                         (6,255,900)           (6,255,900)
    Retained earnings                                                        73,823,200            65,631,200
                                                                          -------------         -------------
                                                                             80,787,900            72,640,700
                                                                          -------------         -------------
Common Stock in Treasury, at cost - 98,046 and 80,342 shares
     For 1997 and 1996 respectively                                          (1,025,700)             (892,300)
                                                                          -------------         -------------
                       Total Shareholders' Equity                            79,762,200            71,748,400
                                                                          -------------         -------------
                       Total Liabilities and Shareholders' Equity         $ 165,323,000         $ 158,076,700
                                                                          =============         =============

See notes to consolidated financial statements.

BLESSINGS CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE YEARS ENDED DECEMBER 31, 1996,  AND 1997

--------------------------------------------------------------------------------

                                                       Year Ended           Year Ended          52 Weeks Ended
                                                   December 31, 1997    December 31, 1996     December 30, 1995
                                                   -----------------    -----------------     -----------------
Net Sales                                            $ 174,756,100        $ 158,135,100         $ 156,309,400
Costs and Expenses
    Cost of sales                                      124,878,300          115,207,000           111,032,500
    Selling, general and administrative                 28,659,700           27,948,200            25,242,000
    Foreign exchange loss                                  383,600              293,300             3,600,600
    Interest and other - net                             2,575,900            2,466,500             2,464,200
                                                     -------------        -------------         -------------
                      Total cost and expenses          156,497,500          145,915,000           142,339,300
                                                     -------------        -------------         -------------
Earnings before provision for taxes on income
       and minority interest                            18,258,600           12,220,100            13,970,100
                                                     -------------        -------------         -------------
Taxes on income
    Currently payable                                    5,083,100            3,902,400             6,235,600
    Deferred                                             1,777,200             (632,900)              (86,400)
                                                     -------------        -------------         -------------
                       Total taxes on income             6,860,300            3,269,500             6,149,200
                                                     -------------        -------------         -------------
Minority interest in net income of subsidiary            3,206,300            3,938,700             1,935,700
                                                     -------------        -------------         -------------
Net Earnings                                         $   8,192,000        $   5,011,900         $   5,885,200
                                                     =============        =============         =============
Basic earnings per share on common stock             $         .81        $         .49         $         .58
                                                     =============        =============         =============
Diluted earnings per share on common
   stock                                             $         .81        $         .49         $         .58
                                                     =============        =============         =============


See notes to consolidated financial statements.

BLESSINGS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1994, 1995, 1996 AND 1997

--------------------------------------------------------------------------------

                                                                        CUMULATIVE
                                                                          FOREIGN
                                        COMMON STOCK        ADDITIONAL    CURRENCY                        TREASURY STOCK
                                ------------ ------------    PAID-IN    TRANSLATION     RETAINED    --------------------------
                                   SHARES       AMOUNT       CAPITAL     ADJUSTMENT     EARNINGS       SHARES        AMOUNT
                                ------------ ------------ ------------  ------------  ------------  ------------  ------------
Balance December 31, 1994         10,211,846 $  7,250,400 $  6,196,100  $ (2,687,500) $ 61,847,100        13,480  $   (235,900)
Dividends declared on
    common stock $.30 per share           --           --           --            --    (3,054,000)           --            --
Purchase of company's
    common stock                          --           --           --            --            --        88,650    (1,110,100)
Reissuance of company's
   common stock under
   compensation plans                     --           --      (49,900)           --            --       (11,172)      195,500

Issuance of company's
   common stock upon
   exercise of options                 3,000        2,100       28,700            --            --            --            --
Translation adjustment                    --           --           --    (5,638,800)           --            --            --
Income tax associated
   with translation adjustment            --           --           --     2,255,500            --            --            --
Net earnings                              --           --           --            --     5,885,200            --            --
                                ------------ ------------ ------------  ------------  ------------  ------------  ------------
Balance December 30, 1995         10,214,846 $  7,252,500 $  6,174,900  $ (6,070,800) $ 64,678,300        90,958  $ (1,150,500)
Dividends declared on
   common stock $.40 per share            --           --           --            --    (4,059,000)           --            --
Purchase of company's
   common stock                           --           --           --            --            --        45,350      (445,600)
Reissuance of company's
   common stock under
   compensation plans                     --           --     (162,000)           --            --       (55,966)      703,800
Translation adjustment                    --           --           --      (308,500)           --            --            --
Income tax associated
   with translation adjustment            --           --           --       123,400            --            --            --
Net earnings                              --           --           --            --     5,011,900            --            --
                                ------------ ------------ ------------  ------------  ------------  ------------  ------------
Balance December 31, 1996         10,214,846 $  7,252,500 $  6,012,900  $ (6,255,900) $ 65,631,200        80,342  $   (892,300)
Purchase of company's
   common stock                           --           --           --            --            --        34,656      (353,000)
Reissuance of company's
   common stock under
   compensation plans                     --           --      (44,800)           --            --       (16,952)      219,600
Net earnings                              --           --           --            --     8,192,000            --            --
                                ------------ ------------ ------------  ------------  ------------  ------------  ------------
Balance, December 31, 1997        10,214,846 $  7,252,500 $  5,968,100  $ (6,255,900) $ 73,823,200        98,046  $ (1,025,700)
                                ============ ============ ============  ============  ============  ============  ============


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

      K.  INTEREST AND DIVIDENDS - NET -

                                            December 31,      December 31,      December 30,
                                                1997              1996              1995
                                            ------------      ------------      ------------
      Interest expense
         (net of capitalized interest)      $ 3,138,900       $ 3,405,900       $ 3,122,900
      Interest income                          (563,000)         (923,200)         (658,700)
      Dividend income                                --           (16,200)               --
      -------------------------------------------------------------------------------------

      Interest and dividends -
         net expense                        $ 2,575,900       $ 2,466,500       $ 2,464,200
      -------------------------------------------------------------------------------------

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

2.    NEPSA ACQUISITION

      The Company acquired 60% of the outstanding common stock of Nacional de Envases Plasticso, S.A. de C.V., and its associated companies, collectively known as NEPSA, on July 5, 1994. The acquisition of NEPSA was accounted for using the purchase method of accounting. The allocation of the purchase price of approximately $46,000,000 resulted in an excess of $26,505,300 in goodwill which will be amortized on a straight-line basis over its estimated life of twenty-five years. Amortization of goodwill was $1,060,200 for 1997, 1996 and 1995.

      The Company had non-cash investing and financing activities associated with the NEPSA transaction by issuing 400,000 shares of additional Blessings Corporation common stock valued at $5,400,000.

      On February 9, 1998 the Company purchased the remaining 40% of NEPSA (See note 14).

3.      INVENTORIES

                                                   December 31
                                             1997                 1996
      --------------------------------------------------------------------
      Raw materials                       $10,189,300          $10,050,500
      Finished goods                        4,119,900            2,855,200
      --------------------------------------------------------------------
           Total                          $14,309,200          $12,905,700
      --------------------------------------------------------------------

4.    PROPERTY, PLANT AND EQUIPMENT

                                                     December 31
                                                1997              1996
      --------------------------------------------------------------------
      Land                                  $    629,200      $    629,200
      --------------------------------------------------------------------
      Buildings                               15,614,400        15,258,800
      Machinery and equipment                107,640,200        88,515,200
      Motor vehicles                             647,100           621,900
      Furniture and fixtures                   4,553,800         4,403,100
      Leasehold improvements                   1,317,500           936,900
      Construction in progress                 1,688,100         6,804,700
      --------------------------------------------------------------------
      Gross depreciable assets              $131,461,100      $116,540,600
      --------------------------------------------------------------------
      Less accumulated depreciation
        and amortization                      42,712,100        36,596,200
      --------------------------------------------------------------------
      Net depreciable assets                  88,749,000        79,944,400
      --------------------------------------------------------------------
         Net assets                         $ 89,378,200      $ 80,573,600
      --------------------------------------------------------------------

5.      ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                      December 31
                                                 1997             1996
      --------------------------------------------------------------------
      Accounts payable                        $14,764,700      $16,887,200
      Salaries, wages and commission            2,790,400        2,263,100
      Taxes, other than taxes on income           357,400          841,800
      Interest                                    616,300          716,600
      Insurance                                   619,500        1,019,200
      Relocation and restructuring                443,900          791,200
      Miscellaneous current liabilities         2,270,200        2,506,700
      --------------------------------------------------------------------
            Total                             $21,862,400      $25,025,800
      --------------------------------------------------------------------

6.   LONG-TERM DEBT

                                                         December 31
                                                    1997              1996
      -----------------------------------------------------------------------
      6.55% note due 2002                        $10,000,000      $10,000,000
      7.22% note due 2008                         10,000,000       10,000,000
      NEPSA Credit Agreement due 2002             14,062,500       17,187,500
      Mexico bank loans due 1998
          collateralized by equipment                     --          809,900
      -----------------------------------------------------------------------
                                                 $34,062,500      $37,997,400
      Less installments due within one year        3,125,000        3,744,300
      -----------------------------------------------------------------------
      Total long-term debt                       $30,937,500      $34,253,100
      -----------------------------------------------------------------------

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

      The maturities on long-term debt are as follows:

      Fiscal Years                                               Amount
      --------------------------------------------------------------------
      1998                                                     $ 3,125,000
      1999                                                       3,125,000
      2000                                                       6,458,300
      2001                                                       6,458,300
      2002                                                       4,895,900
      2003 and after                                            10,000,000
      --------------------------------------------------------------------

      Total                                                    $34,062,500
      --------------------------------------------------------------------

7.    COMMITMENTS

      At December 31, 1997, aggregate rental commitments on long-term real estate operating leases were as follows:

      Fiscal Years                                                Amount
      --------------------------------------------------------------------
      1998                                                      $1,291,300
      1999                                                         645,600
      2000                                                              --
      2001                                                              --
      2002                                                              --
      2003 and after                                                    --
      --------------------------------------------------------------------

      Total                                                     $1,936,900
      --------------------------------------------------------------------

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

      Pension expense was $806,200, $587,800 and $459,500 in the 1997, 1996 and
      1995 fiscal years respectively. Net pension cost for the Company's qualified and nonqualified defined benefit plans for 1997, 1996 and 1995 included the following components:

                                  1997              1996              1995
      ------------------------------------------------------------------------
      Service cost of
        current period         $   716,200       $   645,200       $   597,200
      Interest cost on
        projected benefit
        obligation               1,235,700         1,090,300           998,100
      Actual return on
        plan assets             (1,951,600)       (1,459,700)       (1,887,300)
      Net amortization
        and deferral               805,900           312,000           751,500
      ------------------------------------------------------------------------
      Net periodic
        pension cost           $   806,200       $   587,800       $   459,500
      ------------------------------------------------------------------------

      The following table sets for the plan's funded status and amounts recognized in the Company's statement of cash flows at year-end.

      Actuarial present value of benefit obligations;

                                                      1997               1996
      ---------------------------------------------------------------------------
      Vested benefits                             $ 15,173,600       $ 13,075,000
      Non vested benefits                              225,200            351,100
      ---------------------------------------------------------------------------
      Accumulated benefit obligation              $ 15,398,800       $ 13,426,100
      Fair value of assets held in the plan       $ 16,143,000       $ 14,316,000
      Projected benefit obligation for
        services rendered to date                  (18,028,400)       (15,865,200)
      ---------------------------------------------------------------------------
      Projected benefit obligation in excess
        of plan assets                            $ (1,885,400)      $ (1,549,200)
      Unrecognized net loss                          1,194,500            924,100
      Unrecognized prior service cost                  (85,000)           (92,800)
      Unrecognized net asset at
        January 1, 1988, being amortized
        over 17 years                                 (213,200)          (248,700)
      Unrecognized net obligation at
        December 31, 1994, being amortized
        over 15 years                                  740,900            808,300
      ---------------------------------------------------------------------------
      Accrued pension cost
        included in other liabilities             $   (248,200)      $   (158,300)
      ---------------------------------------------------------------------------

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

9.      PENSION SAVINGS PLAN (401(k))

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

10.     STOCK OPTION PLAN

      Under the Company's stock option plans, officers, directors and key employees may be granted options to purchase the Company's common stock at no less than 100% of the market price on the date the option is granted. The plans provide options to become exercisable either immediately upon grant or one year from date of grant and can be issued with or without stock appreciation rights with terms of 5 to 10 years. The Company has authorized 443,000 shares for issuance under the plans. At December 31, 1997, there were 130,750 shares available under the plans. As permitted by SFAS No. 123, Accounting for Stock Based Compensation, the Company has elected to follow APB Opinion No. 25 Accounting for Stock issued to Employees, for the measurement and recognition of employee stock-based compensation. Accordingly, no compensation cost has been recognized for the company's plans. The pro forma effect of applying SFAS 123 fair value method of measuring compensation costs to the Company's stock-based awards was not significant to reported net income and earnings per share. A summary of stock option transactions in fiscal 1997, 1996 and 1995 follows:

------------------------------------------------------------------------------------------------------------------------
                                           December 31, 1997            December 31, 1996           December 30, 1995
------------------------------------------------------------------------------------------------------------------------
                                                      Weighted                     Weighted                     Weighted
                                                      Average                      Average                      Average
                                                      Exercise                     Exercise                     Exercise
                                        Shares         Price         Shares         Price         Shares         Price
------------------------------------------------------------------------------------------------------------------------
Outstanding beginning of the year       159,200       $  12.64       134,200       $  12.98        98,200       $  12.85
Granted                                  67,500          10.48        79,000           9.99        46,000          13.20
Exercised                                (6,000)         10.42       (50,000)          9.25        (3,000)          8.81
Canceled                                 (3,250)         11.93        (4,000)         14.11        (7,000)         14.38
------------------------------------------------------------------------------------------------------------------------
Outstanding, end of the year            217,450       $  12.06       159,200       $  12.64       134,200       $  12.98
------------------------------------------------------------------------------------------------------------------------
Options exercisable at year end         217,450       $  12.06       134,700       $  12.97        92,700       $  12.89
------------------------------------------------------------------------------------------------------------------------

      The following table summarizes information about stock options outstanding at December 31, 1997:

----------------------------------------------------------------------------------------------
                                                       Options Outstanding
----------------------------------------------------------------------------------------------
                                         Number          Weighted-Average
         Range of                     Outstanding           Remaining        Weighted-Average
     Exercise Prices                  at 12/31/97        Contractual Life     Exercise Price
----------------------------------------------------------------------------------------------
      $ 8.81 -10.88                      103,450            5.3 Years            $   10.29
      $12.00 -14.38                      114,000            6.5 Years            $   12.69
----------------------------------------------------------------------------------------------

      Using the Black-Scholes model, the weighted average fair value of options granted and significant weighted-average assumptions used were as follows:

-------------------------------------------------------------------------------
                                                        1997             1996
-------------------------------------------------------------------------------
Fair market value of options granted                  $   4.20         $   3.51
Risk-free interest rate                                    6.5%             6.5%
Expected life (years)                                      5.0              9.0
Expected dividends                                         0.0%             3.0%
Volatility                                                32.0%            31.8%
-------------------------------------------------------------------------------

11.     TAXES ON INCOME

      The components of income before taxes are as follows:

--------------------------------------------------------------------------------
                         December 31           December 31           December 30
                             1997                  1996                  1995
--------------------------------------------------------------------------------
U.S.                     $ 8,573,600           $ 4,850,000           $ 8,398,800
Foreign                    9,685,000             7,370,100             5,571,300
--------------------------------------------------------------------------------
                         $18,258,600           $12,220,100           $13,970,100
--------------------------------------------------------------------------------

      Income tax expense from continuing operations consisted of the following components in the fiscal year ended on:

-------------------------------------------------------------------------------
                             December 31        December 31         December 30
                                 1997               1996                1995
-------------------------------------------------------------------------------
Taxes estimated to be
   payable currently
    U.S                      $ 1,759,600        $ 1,174,400         $ 2,553,700
    Foreign                    3,135,500          2,689,900           3,383,500
    State                        188,000             38,100             298,400
-------------------------------------------------------------------------------
        Total                $ 5,083,100        $ 3,902,400         $ 6,235,600
-------------------------------------------------------------------------------
Taxes deferred - net
    U.S                          886,300        $   587,800         $     6,500
    Foreign                      670,700        $(1,366,700)           (153,700)
    State                        220,200            146,000              60,800
-------------------------------------------------------------------------------
        Total                  1,777,200           (632,900)            (86,400)
-------------------------------------------------------------------------------
                             $ 6,860,300        $ 3,269,500         $ 6,149,200
-------------------------------------------------------------------------------

      Temporary differences which give rise to deferred tax assets and liabilities at December 31, 1997, December 31, 1996, and December 30, 1995, are as follows:



------------------------------------------------------------------------------------------------------------------------------------
                                                   1997                            1996                            1995
------------------------------------------------------------------------------------------------------------------------------------
                                         Deferred       Deferred tax     Deferred       Deferred tax     Deferred       Deferred tax
                                        tax assets      liabilities     tax assets      liabilities     tax assets      liabilities
------------------------------------------------------------------------------------------------------------------------------------
Current
  Allowance for doubtful accounts       $   562,400              --     $   554,900              --     $   427,100              --
  Compensated absences                      444,900              --         361,600              --         312,500              --
  Restricted stock                          138,400              --         111,700              --         138,600              --
  Other                                     364,600       1,397,000         389,700       1,024,200              --              --
------------------------------------------------------------------------------------------------------------------------------------
       Total current                      1,510,300       1,397,000       1,417,900       1,024,200         878,200              --
------------------------------------------------------------------------------------------------------------------------------------
Non-current
  Tax deductible expenses not
    charge against book income
    (primarily depreciation)                     --       9,245,900              --       8,038,900              --     $ 6,210,800
Income tax benefit of fixed asset
    indexation                            1,902,200              --       2,316,700              --              --              --
Loss on foreign currency translation      4,170,600              --       4,170,600              --       4,047,200              --
Other                                     1,194,500         326,600       1,078,100         334,900         382,000         923,900
------------------------------------------------------------------------------------------------------------------------------------
      Total non-current                   7,267,300       9,572,500       7,565,400       8,373,800       4,429,200       7,134,700
------------------------------------------------------------------------------------------------------------------------------------
Total deferred taxes                    $ 8,777,600     $10,969,500     $ 8,983,300     $ 9,398,000     $ 5,307,400     $ 7,134,700
------------------------------------------------------------------------------------------------------------------------------------

      A reconciliation of the differences between income taxes computed at the U.S. income tax rate and the consolidated tax provision is as follows:

-----------------------------------------------------------------------------------------------------------------------------------
                                                        December 31, 1997          December 31, 1996            December 30, 1995
-----------------------------------------------------------------------------------------------------------------------------------
                                                        Amount          %          Amount           %           Amount          %
-----------------------------------------------------------------------------------------------------------------------------------
Tax at statutory U.S. tax rate                       $ 6,390,500       35.0      $ 4,277,000       35.0      $ 4,889,500       35.0
Differential due to operations outside U.S.               45,500         .3       (1,540,000)     (12.6)         892,600        6.4
State and local taxes net of federal tax benefit         265,300        1.5          184,100        1.5          237,100        1.6
Nondeductible goodwill amortization                      371,100        2.0          371,100        3.0          371,100        2.7
Other - Net                                             (212,100)      (1.2)         (22,700)       (.1)        (241,100)      (1.7)
-----------------------------------------------------------------------------------------------------------------------------------
Total Provision for income taxes                     $ 6,860,300       37.6      $ 3,269,500       26.8      $ 6,149,200       44.0
-----------------------------------------------------------------------------------------------------------------------------------

      Cash payments for taxes were $2,994,800, $3,128,200 and $6,442,000 for the 1997, 1996 and 1995 fiscal years respectively

12.     NET EARNINGS PER SHARE

      Net earnings per share for all periods presented have been computed based upon the weighted average number of shares outstanding during the year. The following schedule represents a reconciliation of the numerator and the denominator used to calculate basic and diluted earnings per share for 1997, 1996 and 1995:

---------------------------------------------------------------------------------------------------------------------------------
                                     1997                                 1996                                 1995
---------------------------------------------------------------------------------------------------------------------------------
                       Income       Shares    Pre-Share     Income      Shares     Per-Share     Income      Shares     Per-Share
                       (Num.)      (Denom.)    Amount       (Num.)      (Denom.)     Amount      (Num.)      (Denom.)     Amount
---------------------------------------------------------------------------------------------------------------------------------
Basic EPS            $8,192,000   10,117,965   $   .810   $5,011,900   10,149,692   $   .494   $5,885,200   10,159,088   $   .579
                     ----------   ----------   --------   ----------   ----------   --------   ----------   ----------   --------
Effect of
  Dilutive Options           --       30,497                      --       20,406                      --       44,211
---------------------------------------------------------------------------------------------------------------------------------
Diluted EPS          $8,192,000   10,148,462   $   .807   $5,011,900   10,170,098   $   .493   $5,885,200   10,203,299   $   .577
---------------------------------------------------------------------------------------------------------------------------------

13.     QUARTERLY FINANCIAL DATA, MARKET AND DIVIDEND INFORMATION (UNAUDITED)

                                             First           Second            Third          Fourth
                                            Quarter          Quarter          Quarter         Quarter            Total
First Year Ended December 31, 1997         3 Months         3 Months         3 Months         3 Months           Year
-------------------------------------------------------------------------------------------------------------------------
Net sales                                $ 45,076,700     $ 43,185,000     $ 43,707,700     $ 42,786,700     $174,756,100
-------------------------------------------------------------------------------------------------------------------------
Cost of sales                            $ 31,510,300     $ 30,617,400     $ 31,946,100     $ 30,804,500     $124,878,300
-------------------------------------------------------------------------------------------------------------------------
Net earnings                             $  2,296,900     $  1,619,800     $  1,962,000     $  2,313,300     $  8,192,000
-------------------------------------------------------------------------------------------------------------------------
Average number of shares outstanding       10,125,386       10,114,869       10,114,803       10,116,800       10,117,965
-------------------------------------------------------------------------------------------------------------------------
Net earnings per share                   $        .23     $        .16     $        .19     $        .23     $        .81
-------------------------------------------------------------------------------------------------------------------------
Dividends paid per share                           --               --               --               --               --
-------------------------------------------------------------------------------------------------------------------------
Market price of common stock
  HIGH                                   $      11.25     $      10.75     $      15.38     $      15.88     $      15.88
  LOW                                    $       9.25     $       9.31     $      10.13     $      13.75     $       9.25
-------------------------------------------------------------------------------------------------------------------------

Fiscal Year Ended  December 31, 1996
-------------------------------------------------------------------------------------------------------------------------
Net sales                                $ 39,533,300     $ 36,253,400     $ 40,008,000     $ 42,340,400     $158,135,100
-------------------------------------------------------------------------------------------------------------------------
Cost of sales                            $ 26,337,600     $ 26,355,000     $ 30,162,600     $ 32,351,800     $115,207,000
-------------------------------------------------------------------------------------------------------------------------
Net earnings                             $  2,236,700     $  1,015,600     $  1,177,300     $    582,300     $  5,011,900
-------------------------------------------------------------------------------------------------------------------------
Average number of shares outstanding       10,139,754       10,164,637       10,159,871       10,134,504       10,149,692
-------------------------------------------------------------------------------------------------------------------------
Net earnings per share                   $        .22     $        .10     $        .12     $        .05     $        .49
-------------------------------------------------------------------------------------------------------------------------
Dividends paid per share                 $        .10     $        .10     $        .10     $        .10     $        .40
-------------------------------------------------------------------------------------------------------------------------
Market price of common stock
  HIGH                                   $      12.00     $      14.25     $      11.00     $      11.88     $      14.25
  LOW                                    $       8.50     $       9.25     $       8.63     $       8.75     $       8.50
-------------------------------------------------------------------------------------------------------------------------


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

      Geographic financial information is as follows:

--------------------------------------------------------------------------------
                                      1997             1996             1995
--------------------------------------------------------------------------------
Net Sales to
  unaffiliated
  customers:
  United States                   $120,160,100     $109,616,200     $107,877,500
  Mexico                            54,596,000       48,518,900       48,431,900
--------------------------------------------------------------------------------
      Total sales                 $174,756,100     $158,135,100     $156,309,400
--------------------------------------------------------------------------------
Net Earnings:
  United States                   $  5,519,500     $  2,903,700     $  5,479,500
  Mexico                             2,672,500        2,108,200          405,700
--------------------------------------------------------------------------------
     Total earnings               $  8,192,000     $  5,011,900     $  5,885,200
--------------------------------------------------------------------------------
Identifiable assets:
  United States
    (Including Goodwill)          $132,652,600     $127,292,800     $116,976,300
  Mexico                            32,670,400       30,783,900       19,117,900
--------------------------------------------------------------------------------
      Total assets                $165,323,000     $158,076,700     $136,094,200
--------------------------------------------------------------------------------

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER
------
3.1 Second Amended and Restated Articles of Incorporation of Huntsman Packaging (incorporated by reference to Exhibit 3.1 to Huntsman Packaging's Quarterly Report on Form 10-Q for the quarter ended June 30,
        1998).

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

4.4     Form of Exchange Notes (incorporated by reference to Exhibit A-2 to
        Exhibit 4.1).

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

10.8 Form of Option Cancellation and Restricted Stock Purchase Agreement (incorporated by reference to Exhibit 10.8 to Huntsman Packaging's Annual Report on Form 10-K for the year ended December 31, 1998). (1)

10.9 1998 Huntsman Packaging Corporation Stock Option Plan (incorporated by reference to Exhibit 10.10 to Huntsman Packaging's Annual Report on Form 10-K for the year ended December 31, 1998). (1)

10.10 First Amendment to the 1998 Huntsman Packaging Corporation Stock Option Plan (incorporated by reference to Exhibit 10.1 to Huntsman Packaging's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999). (1)

21 Subsidiaries of Huntsman Packaging (incorporated by reference to Exhibit 21 to Huntsman Packaging's Annual Report on Form 10-K for the year ended December 31, 1998).

27      Financial Data Schedule.*

*       Filed with this report.

(1) Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.