Form 10-Q
period 2000-03-31
HUNTSMAN PACKAGING CORP
filed 2000-05-11
CIK 1049442

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    --------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ___________ to __________


                        Commission file number 333-40067


                         HUNTSMAN PACKAGING CORPORATION
             (Exact name of registrant as specified in its charter)



              Utah                                              87-0496065
-------------------------------                           - ------------------
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

Yes  [X]    No  [ ]



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On May 10, 2000, there were 1,000,001 outstanding shares of the registrant's Class A Common Stock, 6,999 outstanding shares of the registrant's Class B Common Stock and 49,511 outstanding shares of the registrant's Class C Common Stock.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2000 AND DECEMBER 31, 1999 (DOLLARS IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                   March 31,      December 31,
                                                                                     2000             1999
                                                                                   ---------      ------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                     $  12,228       $   9,097
     Receivables, net of allowances of $1,898 and $2,115, respectively               118,565         122,634
     Inventories                                                                      92,348          78,199
     Prepaid expenses and other                                                        2,542           2,644
     Income taxes receivable                                                             419           2,691
     Deferred income taxes                                                             5,369           5,408
                                                                                   ---------       ---------

         Total current assets                                                        231,471         220,673

PLANT AND EQUIPMENT, net                                                             317,880         314,452

INTANGIBLE ASSETS, net                                                               212,559         214,956

OTHER ASSETS                                                                          18,188          18,942
                                                                                   ---------       ---------

TOTAL ASSETS                                                                       $ 780,098       $ 769,023
                                                                                   =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade accounts payable                                                        $  69,197       $  60,056
     Accrued liabilities                                                              36,759          34,936
     Current portion of long-term debt                                                18,295          17,120
     Due to affiliates                                                                 4,624           4,715
                                                                                   ---------       ---------

         Total current liabilities                                                   128,875         116,827

LONG-TERM DEBT, net of current portion                                               488,275         493,262

OTHER LIABILITIES                                                                     15,169          13,983

DEFERRED INCOME TAXES                                                                 51,986          51,363
                                                                                   ---------       ---------

         Total liabilities                                                           684,305         675,435
                                                                                   ---------       ---------

REDEEMABLE COMMON STOCK - Class C nonvoting, no par value; 60,000 shares authorized; 49,511 shares outstanding, net of related stockholders' notes
    receivable of $2,841 and $2,795, respectively                                      4,103           2,926
                                                                                   ---------       ---------

STOCKHOLDERS' EQUITY:
    Common stock - Class A voting, no par value; 1,200,000 shares authorized,
        1,000,001 shares outstanding                                                  63,161          63,161
    Common stock - Class B voting, no par value; 10,000 shares authorized,
        6,999 shares outstanding                                                         515             515
    Retained earnings                                                                 33,443          32,042
    Stockholder note receivable                                                         (299)           (299)
    Cumulative foreign currency translation adjustment                                (5,130)         (4,757)
                                                                                   ---------       ---------

         Total stockholders' equity                                                   91,690          90,662
                                                                                   ---------       ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 780,098       $ 769,023
                                                                                   =========       =========


See notes to condensed consolidated financial statements.

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------


                                                Three Months Ended
                                                     March 31,
                                             -------------------------
                                               2000            1999
                                             ---------       ---------
NET SALES                                    $ 212,537       $ 174,443

COST OF SALES                                  169,524         137,616
                                             ---------       ---------

     Gross profit                               43,013          36,827
                                             ---------       ---------

OPERATING EXPENSES:
     Administration and other                   15,264          11,001
     Sales and marketing                         6,639           6,186
     Research and development                    1,082           1,464
     Compensation and transaction costs
         related to recapitalization             5,200
                                             ---------       ---------

         Total operating expenses               28,185          18,651
                                             ---------       ---------

OPERATING INCOME                                14,828          18,176

INTEREST EXPENSE                               (11,558)        (10,222)

OTHER INCOME (EXPENSE), net                        430          (1,984)
                                             ---------       ---------

INCOME BEFORE INCOME TAXES                       3,700           5,970

INCOME TAX EXPENSE                               2,299           3,699
                                             ---------       ---------

NET INCOME                                   $   1,401       $   2,271
                                             =========       =========


See notes to condensed consolidated financial statements.

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------


                                                                           -----------------------
                                                                             Three Months Ended
                                                                                  March 31,
                                                                           -----------------------
                                                                             2000           1999
                                                                           --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                            $  1,401       $  2,271
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
         Depreciation and amortization                                        9,515          8,443
         Deferred income taxes                                                  662          1,236
         Provision for losses on accounts receivable                           (217)          (346)
         Noncash stock-based compensation expense                             1,223
         Changes in assets and liabilities:
              Receivables                                                     4,286         (5,655)
              Inventories                                                   (14,149)        (6,305)
              Prepaid expenses and other                                        102          1,128
              Other assets                                                      754          2,823
              Trade accounts payable                                          9,141         (9,052)
              Accrued liabilities                                             1,823           (440)
              Due to affiliates                                                 (91)        (5,603)
              Income taxes receivable                                         2,272          2,836
              Other liabilities                                               1,186            853
                                                                           --------       --------

                  Net cash provided by (used in) operating activities        17,908         (7,811)
                                                                           --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures for plant and equipment                           (10,093)        (8,120)
                                                                           --------       --------

                  Net cash used in investing activities                     (10,093)        (8,120)
                                                                           --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of Class C nonvoting common stock
       and net change in related stockholders' notes receivable                 (46)         1,119
     Principal payments on long-term debt                                    (3,469)        (2,313)
     Proceeds (payments) on revolving debt                                     (343)         7,996
                                                                           --------       --------

                  Net cash provided by (used in) financing activities        (3,858)         6,802
                                                                           --------       --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
     AND CASH EQUIVALENTS                                                      (826)           574
                                                                           --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          3,131         (8,555)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD                            9,097         19,217
                                                                           --------       --------

CASH AND CASH EQUIVALENTS, END OF THE PERIOD                               $ 12,228       $ 10,662
                                                                           ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Cash paid (received) during the period for:
         Interest                                                          $  8,411       $  7,487
                                                                           ========       ========
         Income taxes                                                      $ (1,814)      $   (992)
                                                                           ========       ========


See notes to condensed consolidated financial statements.

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


1.    BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements have been prepared, without audit, in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission. The information reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial position of Huntsman Packaging Corporation and subsidiaries ("Huntsman Packaging") for the periods indicated, such adjustments being of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for a full fiscal year.

      Certain information normally included in footnote disclosures to the financial statements has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with Huntsman Packaging's Annual Report on Form 10-K for the year ended December 31, 1999.


2.    RECAPITALIZATION

      On March 31, 2000, we, together with our existing stockholders, entered into an agreement (the "Recapitalization Agreement") with Chase Domestic Investments, L.L.C., a newly formed Delaware limited liability company ("Investor L.L.C."), and an affiliate of Chase Capital Partners ("CCP"), whereby Investor L.L.C. will acquire approximately 62% of our total common equity in a recapitalization transaction. The recapitalization is valued at $1.065 billion, including transaction costs, and is subject to purchase price adjustments. Pursuant to the Recapitalization Agreement, we will redeem all of the shares of our common stock held by Jon M. Huntsman, our founder, current majority stockholder and Chairman of the Board (the "Equity Redemption"). Investor L.L.C. will purchase (the "Investor Share Purchase") approximately one-half of the shares of our common stock held collectively by The Christena Karen H. Durham Trust (the "Trust") and by members of our senior management (the "Management Investors"), and will also purchase (the "Investor Common Equity Contribution") shares of common stock directly from us. The Trust and the Management Investors will retain approximately one-half of the shares of our common stock collectively owned by them prior to the recapitalization. In addition, we will issue to Investor L.L.C. a new series of senior cumulative exchangeable redeemable preferred stock (the "New Preferred Stock") and detachable warrants for our common stock (the "Warrants"). The foregoing transactions are collectively referred to as the "Recapitalization."

      Immediately following the Recapitalization, approximately 62% of our total common equity will be owned by Investor L.L.C. and approximately 38% of our total common equity will be owned by the Trust and the Management Investors. Completion of the Recapitalization is subject to certain conditions, including receipt of U.S. and foreign governmental regulatory approvals, the successful conclusion of the Consent Solicitation and the Tender Offer (as such terms are defined in the following paragraph), the availability of financing and other customary closing conditions.

      We are offering to purchase (the "Tender Offer") up to all (but not less than a majority) of our outstanding $125.0 million principal amount of 9-1/8% Senior Subordinated Notes due 2007 (the 9-1/8% Notes"). We have also solicited and received the requisite consents (the "Consent Solicitation") from tendering holders of the 9-1/8% Notes to amend the indenture governing the

      9-1/8% Notes (the "9-1/8% Indenture") to eliminate many of the restrictive covenants contained in the 9-1/8% Indenture and to permit us to effect the Recapitalization and incur borrowings under the New Credit Facilities (as defined in the following paragraph). As of 5:00 p.m., New York time on May 10, 2000, holders of all $125.0 million principal amount of the 9-1/8% Notes had delivered consents to the amendments and tendered their 9-1/8% Notes. We have entered into a supplemental indenture, dated as of April 25, 2000, which will effect the amendment to the 9-1/8% Notes Indenture upon the acceptance for purchase by us of the 9-1/8% Notes pursuant to the Tender Offer.

      On the closing date of the Recapitalization, we will refinance all amounts outstanding under our existing credit facility (the "Existing Credit Facility") and will replace the Existing Credit Facility with amended and restated senior secured credit facilities (the "New Credit Facilities"). The New Credit Facilities will consist of a $200.0 million senior secured tranche A facility, $40.0 million of which will be made available to our principal Mexican subsidiary, a $280.0 million senior secured tranche B facility, and a $100.0 million revolving credit facility.

      In connection with the Recapitalization, we also intend to issue $220.0 million aggregate principal amount of new senior subordinated notes (the "New Notes") or incur borrowings in that amount under a senior subordinated bank loan facility. The offering of the New Notes will not be registered under the Securities Act of 1933, as amended, and the New Notes may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

      The Recapitalization Agreement constitutes a "change of control" under the long-term incentive plans ("LTIP") of Huntsman Packaging. Upon a change of control, all participants in the LTIP fully vest and all amounts due to the participants are payable within 90 days. As a result, we accrued $5.0 million of compensation expense in the three months ended March 31, 2000 relating to the vesting under the LTIP. In addition, we incurred $0.2 million of fees and expenses in connection with the Recapitalization in the three months ended March 31, 2000. Both the LTIP compensation expense and these fees and expenses are included in "compensation and transaction costs related to recapitalization" in the accompanying condensed consolidated statement of income.

      The accounting for the Recapitalization will not result in changes to the historical cost presentation of our assets and liabilities. Accordingly, the Equity Redemption will reduce stockholders' equity and no additional goodwill or fair value adjustments will be recorded as a result of the Recapitalization.

3.    INVENTORIES

      Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. Inventories as of March 31, 2000 and December 31, 1999 consisted of the following (in thousands):


                                          March 31,          December 31,
                                            2000                1999
                                          ---------          ------------
         Finished goods                    $46,165             $41,408
         Raw materials                      39,259              28,910
         Work-in-process                     6,924               7,881
                                           -------             -------

         Total                             $92,348             $78,199
                                           =======             =======

4.    COMPREHENSIVE INCOME

      The following table reports comprehensive income for the three months ended March 31, 2000 and 1999 (in thousands).

                                                        2000          1999
                                                       -------       -------
      Net income                                       $ 1,401       $ 2,271
      Foreign currency translation adjustments            (373)          408
                                                       -------       -------

      Comprehensive income                             $ 1,028       $ 2,679
                                                       =======       =======

5.    OTHER EXPENSE

      We held investments in marketable securities during 1999 that were designated as trading securities. For the three months ended March 31, 1999, unrealized losses of approximately $2.0 million on these investments are included in other income (expense), net.

6.    OPERATING SEGMENTS

      Operating segments are components of our company for which separate financial information is available that is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing performance. This information is reported on the basis that it is used internally for evaluating segment performance.

      We have three reportable operating segments: specialty films, design products, and industrial films. The specialty films segment produces converter films that are sold to other flexible packaging manufacturers for additional fabrication, barrier films that contain and protect food and other products, and other films used in the personal care, medical and agriculture industries. The design products segment produces printed rollstock, bags and sheets used to package products in the food and other industries. The industrial films segment produces stretch films, used for industrial unitizing and containerization, and PVC films, used to wrap meat, cheese and produce.

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

      Segment profit or loss and segment assets as of and for the three months ended March 31, 2000 and 1999 are presented in the following table (in thousands).

                                  SPECIALTY       DESIGN      INDUSTRIAL    CORPORATE/
                                    FILMS        PRODUCTS       FILMS         OTHER          TOTAL
                                  ---------      --------     ----------    ----------      --------
2000
Net sales to customers             $121,635      $ 51,623      $ 39,279                     $212,537
Intersegment sales                    2,154         1,468         1,139      $ (4,761)
                                   --------      --------      --------      --------       --------
Total net sales                     123,789        53,091        40,418        (4,761)       212,537
Depreciation and amortization
                                      5,141         2,214         1,281           879          9,515
Interest expense                      3,821           888            87         6,762         11,558
Segment profit                       14,468         3,975         4,286       (13,829)         8,900
Compensation and transaction
    costs related to
    recapitalization                                                            5,200          5,200
Segment total assets                460,033       178,353        86,673        55,039        780,098
Capital expenditures                  4,170         1,361         3,379         1,183         10,093

1999
Net sales to customers             $102,762      $ 37,934      $ 33,747                     $174,443
Intersegment sales                    1,367           906           307      $ (2,580)
                                   --------      --------      --------      --------       --------
Total net sales                     104,129        38,840        34,054        (2,580)       174,443
Depreciation and amortization
                                      4,574         2,009         1,115           745          8,443
Interest expense                      3,452           799            87         5,884         10,222
Segment profit                       13,205         1,855         3,969       (13,059)         5,970
Segment total assets                434,344       154,433        84,645        57,273        730,695
Capital expenditures                  3,132         2,286         1,717           985          8,120

A reconciliation of the totals reported for the operating segments to our totals reported in the condensed consolidated financial statements is as follows (in thousands):

                                                   2000            1999
                                                 ---------       ---------
PROFIT OR LOSS

Total profit for reportable segments             $  22,729       $  19,029
Unallocated amounts:
   Corporate expenses                               (7,067)         (7,175)
   Interest expense                                 (6,762)         (5,884)
   Compensation and transaction costs
      related to recapitalization                   (5,200)
                                                 ---------       ---------
   Income before income taxes                    $   3,700       $   5,970
                                                 =========       =========

ASSETS
Total assets for reportable segments             $ 725,059       $ 673,422
Intangible assets not allocated to segments         15,839          17,206
Other unallocated assets                            39,200          40,067
                                                 ---------       ---------
      Total consolidated assets                  $ 780,098       $ 730,695
                                                 =========       =========

7.    REDEEMABLE COMMON STOCK AND STOCK OPTIONS

      Under the terms of the Option Cancellation and Restricted Stock Purchase Agreements and the 1998 Huntsman Packaging Corporation Stock Option Plan, a "change of control" transaction results in the full vesting of the restricted stock and the options, and all of the outstanding options become exercisable. As a result of the Recapitalization Agreement, a change of control will occur and accordingly, we accrued noncash compensation expense of $1.2 million in the three months ended March 31, 2000 relating to the performance-based stock options. This expense is included in "administration and other expense" in the accompanying condensed consolidated statement of income.

      Redeemable common stock includes Class C Common stock and is presented net of related stockholders' notes receivable of $2.8 million. Included in the stockholder notes receivable is accrued interest on the notes of $0.2 million. Redeemable common stock also includes total accrued noncash stock-based compensation expense of $2.0 million relating to performance-based stock options.

8.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

      The following condensed consolidating financial statements present, in separate columns, financial information for (i) Huntsman Packaging (on a parent only basis), with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries (as specified in the Indenture, dated September 30, 1997 (the "Indenture") relating to Huntsman Packaging's $125 million senior subordinated notes (the "Notes") on a combined basis, with any investments in non-guarantor subsidiaries specified in the Indenture recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for Huntsman Packaging and its subsidiaries on a consolidated basis, and (v) Huntsman Packaging on a consolidated basis, in each case as of March 31, 2000 and December 31, 1999 and for the three months ended March 31, 2000 and 1999. The Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary and each guarantor subsidiary is wholly-owned, directly or indirectly, by Huntsman Packaging. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to Huntsman Packaging. The condensed consolidating financial statements are presented herein, rather than separate financial statements for each of the guarantor subsidiaries, because management believes that separate financial statements relating to the guarantor subsidiaries are not material to investors.

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2000 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------


                                                  Huntsman                           Combined                           Consolidated
                                                  Packaging        Combined            Non-                               Huntsman
                                                 Corporation       Guarantor         Guarantor                            Packaging
                                                 Parent Only      Subsidiaries      Subsidiaries       Eliminations      Corporation
                                                 -----------      ------------      ------------      -------------     ------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                      $   1,719         $   1,582         $   8,927                           $  12,228
   Receivables                                       70,756            26,708            21,101                             118,565
   Inventories                                       68,260            12,042            12,046                              92,348
   Prepaid expenses and other                         1,969               117               456                               2,542
   Income taxes receivable                            1,122               136              (839)                                419
   Deferred income taxes                              6,715               426            (1,772)                              5,369
                                                  ---------         ---------         ---------                           ---------
      Total current assets                          150,541            41,011            39,919                             231,471
PLANT AND EQUIPMENT, net                            189,121            78,228            50,531                             317,880
INTANGIBLE ASSETS, net                               52,071           142,298            18,190                             212,559
INVESTMENT IN SUBSIDIARIES                           65,688                                             $ (65,688)
OTHER ASSETS                                         15,858               144             2,186                              18,188
                                                  ---------         ---------         ---------         ---------         ---------
TOTAL ASSETS                                      $ 473,279         $ 261,681         $ 110,826         $ (65,688)        $ 780,098
                                                  =========         =========         =========         =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Trade accounts payable                         $  46,696         $  10,764         $  11,737                           $  69,197
   Accrued liabilities                               28,753             2,075             5,931                              36,759
   Current portion of long-term debt                 14,358                               3,937                              18,295
   Due to (from) affiliates                         (18,971)           18,025             5,570                               4,624
                                                  ---------         ---------         ---------                           ---------
     Total current liabilities                       70,836            30,864            27,175                             128,875
LONG-TERM DEBT, net of current portion              263,244           184,000            41,031                             488,275
OTHER LIABILITIES                                    12,065             1,632             1,472                              15,169
DEFERRED INCOME TAXES                                31,341            18,465             2,180                              51,986
                                                  ---------         ---------         ---------                           ---------
     Total liabilities                              377,486           234,961            71,858                             684,305
                                                  ---------         ---------         ---------                           ---------

REDEEMABLE COMMON STOCK                               4,103                                                                   4,103
                                                  ---------                                                               ---------

STOCKHOLDERS' EQUITY:
   Common stock                                      63,676            20,377            29,241         $ (49,618)           63,676
   Retained earnings                                 33,443             6,339            13,195           (19,534)           33,443
   Stockholder note receivable                         (299)                                                                   (299)
   Foreign currency translation adjustment           (5,130)                4            (3,468)            3,464            (5,130)
                                                  ---------         ---------         ---------         ---------         ---------
     Total stockholders' equity                      91,690            26,720            38,968           (65,688)           91,690
                                                  ---------         ---------         ---------         ---------         ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                  $ 473,279         $ 261,681         $ 110,826         $ (65,688)        $ 780,098
                                                  =========         =========         =========         =========         =========

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 1999 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------


                                                  HUNTSMAN                                                             CONSOLIDATED
                                                  PACKAGING                          COMBINED                           HUNTSMAN
                                                 CORPORATION         COMBINED          NON-                             PACKAGING
                                                 PARENT ONLY        GUARANTORS      GUARANTORS        ELIMINATIONS      CORPORATION
                                                 -----------        ----------      ----------        ------------     ------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                      $   1,212         $     536        $   7,349                           $   9,097
   Receivables                                       75,053            24,211           23,370                             122,634
   Inventories                                       56,646            10,067           11,486                              78,199
   Prepaid expenses and other                         2,127                90              427                               2,644
   Income taxes receivable                            3,486               212           (1,007)                              2,691
   Deferred income taxes                              6,715               426           (1,733)                              5,408
                                                  ---------        ---------         ---------                           ---------
      Total current assets                          145,239            35,542           39,892                             220,673
PLANT AND EQUIPMENT, net                            184,444            78,649           51,359                             314,452
INTANGIBLE ASSETS, net                               52,676           143,836           18,444                             214,956
INVESTMENT IN SUBSIDIARIES                           61,533                                            $ (61,533)
OTHER ASSETS                                         16,593               144            2,205                              18,942
                                                  ---------        ---------         ---------         ---------         ---------
TOTAL ASSETS                                      $ 460,485         $ 258,171        $ 111,900         $ (61,533)        $ 769,023
                                                  =========         =========        =========         =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Trade accounts payable                         $  39,293         $   9,629        $  11,134                           $  60,056
   Accrued liabilities                               25,238             2,833            6,865                              34,936
   Current portion of long-term debt                 13,464                              3,656                              17,120
   Due to (from) affiliates                         (19,737)           17,431            7,021                               4,715
                                                  ---------        ---------         ---------                           ---------
     Total current liabilities                       58,258            29,893           28,676                             116,827
LONG-TERM DEBT, net of current portion              267,107           184,000           42,155                             493,262
OTHER LIABILITIES                                    10,741             1,733            1,509                              13,983
DEFERRED INCOME TAXES                                30,791            18,465            2,107                              51,363
                                                  ---------        ---------         ---------                           ---------
     Total liabilities                              366,897           234,091           74,447                             675,435
                                                  ---------        ---------         ---------                           ---------

REDEEMABLE COMMON STOCK                               2,926                                                                  2,926
                                                  ---------                                                              ---------

STOCKHOLDERS' EQUITY:
   Common stock                                      63,676            20,377           29,241         $ (49,618)           63,676
   Retained earnings                                 32,042             3,696           11,437           (15,133)           32,042
   Shareholder note receivable                         (299)                                                                  (299)
   Cumulative foreign currency translation
     adjustment                                      (4,757)                7           (3,225)            3,218            (4,757)
                                                  ---------         ---------        ---------         ---------         ---------
     Total stockholders' equity                      90,662            24,080           37,453           (61,533)           90,662
                                                  ---------         ---------        ---------         ---------         ---------
TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                         $ 460,485         $ 258,171        $ 111,900         $ (61,533)        $ 769,023
                                                  =========         =========        =========         =========         =========

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE THREE MONTHS ENDED MARCH 31, 2000 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------


                                          Huntsman                           Combined                           Consolidated
                                          Packaging          Combined          Non-                              Huntsman
                                         Corporation         Guarantor       Guarantor                           Packaging
                                         Parent Only       Subsidiaries     Subsidiaries       Eliminations      Corporation
                                         -----------       ------------     ------------       ------------     ------------
NET SALES                                 $ 137,526         $  49,031         $  30,741         $  (4,761)        $ 212,537
COST OF SALES                               113,951            36,037            24,297            (4,761)          169,524
                                          ---------         ---------         ---------         ---------         ---------

    Gross profit                             23,575            12,994             6,444                              43,013
OPERATING EXPENSES                           21,670             3,629             2,886                              28,185
                                          ---------         ---------         ---------                           ---------

OPERATING INCOME                              1,905             9,365             3,558                              14,828
INTEREST EXPENSE                             (6,767)           (3,813)             (978)                            (11,558)
EQUITY IN EARNINGS OF SUBSIDIARIES            4,401                                                (4,401)
OTHER INCOME (EXPENSE), net                      62                (9)              377                                 430
                                          ---------         ---------         ---------                           ---------

INCOME BEFORE INCOME TAXES                     (399)            5,543             2,957            (4,401)            3,700
INCOME TAX EXPENSE                           (1,800)            2,900             1,199                               2,299
                                          ---------         ---------         ---------         ---------         ---------

NET INCOME                                $   1,401         $   2,643         $   1,758         $  (4,401)        $   1,401
                                          =========         =========         =========         =========         =========

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE THREE MONTHS ENDED MARCH 31, 1999 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------


                                           Huntsman                           Combined                          Consolidated
                                          Packaging          Combined           Non-                             Huntsman
                                         Corporation        Guarantor         Guarantor                          Packaging
                                         Parent Only       Subsidiaries      Subsidiaries      Eliminations      Corporation
                                         -----------       ------------      ------------      ------------     ------------
NET SALES                                 $ 118,722         $  31,622         $  26,679         $  (2,580)        $ 174,443
COST OF SALES                                97,278            22,390            20,528            (2,580)          137,616
                                          ---------         ---------         ---------         ---------         ---------

    Gross profit                             21,444             9,232             6,151                              36,827
OPERATING EXPENSES                           13,703             2,538             2,410                              18,651
                                          ---------         ---------         ---------                           ---------

OPERATING INCOME                              7,741             6,694             3,741                              18,176
INTEREST EXPENSE                             (5,890)           (3,445)             (887)                            (10,222)
EQUITY IN EARNINGS OF SUBSIDIARIES            1,403                                                (1,403)
OTHER EXPENSE, net                             (204)               (1)           (1,779)                             (1,984)
                                          ---------         ---------         ---------                           ---------

INCOME BEFORE INCOME TAXES                    3,050             3,248             1,075            (1,403)            5,970
INCOME TAX EXPENSE                              779             1,863             1,057                               3,699
                                          ---------         ---------         ---------         ---------         ---------

NET INCOME                                $   2,271         $   1,385         $      18         $  (1,403)        $   2,271
                                          =========         =========         =========         =========         =========

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------


                                                       Huntsman                         Combined                       Consolidated
                                                      Packaging        Combined           Non-                          Huntsman
                                                     Corporation       Guarantor        Guarantor                       Packaging
                                                     Parent Only      Subsidiaries     Subsidiaries     Eliminations    Corporation
                                                     -----------      ------------     ------------     ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES                  $  12,655        $   2,046        $   3,207                        $  17,908
                                                      ---------        ---------        ---------                        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures for plant and equipment          (8,315)            (997)            (781)                         (10,093)
                                                      ---------        ---------        ---------                        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in stockholders' notes receivable             (46)                                                               (46)
   Net proceeds from issuance of (principal
     payments on) long-term debt                         (2,969)                             (843)                          (3,812)
                                                      ---------                         ---------                        ---------
   Net cash used in financing activities                 (3,015)                             (843)                          (3,858)
                                                      ---------                         ---------                        ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   CASH EQUIVALENTS                                        (818)              (3)              (5)                            (826)
                                                      ---------        ---------        ---------                        ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS
                                                            507            1,046            1,578                            3,131

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                              1,212              536            7,349                            9,097
                                                      ---------        ---------        ---------                        ---------

CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                     $   1,719        $   1,582        $   8,927                        $  12,228
                                                      =========        =========        =========                        =========

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1999 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------


                                                       Huntsman                         Combined                       Consolidated
                                                      Packaging        Combined           Non-                          Huntsman
                                                     Corporation       Guarantor        Guarantor                       Packaging
                                                     Parent Only      Subsidiaries     Subsidiaries     Eliminations    Corporation
                                                     -----------      ------------     ------------     ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES                  $ (13,326)       $   7,205        $  (1,690)                       $  (7,811)
                                                      ---------        ---------        ---------                        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures for plant and equipment          (6,603)            (836)            (681)                          (8,120)
                                                      ---------        ---------        ---------                        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock
     and net change in stockholders' notes
     receivable                                           1,119                                                              1,119
   Net proceeds from issuance of (principal
     payments on) long-term debt                         13,045           (6,800)            (562)                           5,683
                                                      ---------        ---------        ---------                        ---------
   Net cash provided by (used in) financing
     activities                                          14,164           (6,800)            (562)                           6,802
                                                      ---------        ---------        ---------                        ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   CASH EQUIVALENTS                                          (1)                              575                              574
                                                      ---------                         ---------                        ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                (5,766)            (431)          (2,358)                          (8,555)

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                              7,381              525           11,311                           19,217
                                                      ---------        ---------        ---------                        ---------

CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                     $   1,615        $      94        $   8,953                        $  10,662
                                                      =========        =========        =========                        =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 10-K"). This section contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our plans, objectives, goals, strategies and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under "Cautionary Statement for Forward-Looking Information" below and elsewhere in this report.

GENERAL

         We derive our revenues, earnings and cash flows from the sale of film and flexible packaging products throughout the world. We manufacture these products at facilities located in North America, Europe and Australia. Our sales have grown primarily as a result of strategic acquisitions made over the past several years, increased levels of production at acquired facilities and the overall growth in the market for film and flexible packaging products. Our most recent acquisitions include the 1998 acquisitions of Ellehammer Industries, Ltd. and Ellehammer Packaging Inc. (collectively, the "Ellehammer Acquisition") and Blessings Corporation (the "Blessings Acquisition") and the 1999 acquisition of KCL Corporation (the "KCL Acquisition").

         On March 31, 2000, we, together with our existing stockholders, entered into an agreement (the "Recapitalization Agreement") with Chase Domestic Investments, L.L.C., a newly formed Delaware limited liability company ("Investor L.L.C."), and an affiliate of Chase Capital Partners ("CCP"), whereby Investor L.L.C. will acquire approximately 62% of our total common equity in a recapitalization transaction. The recapitalization is valued at $1.065 billion, including transaction costs, and is subject to purchase price adjustments. Pursuant to the Recapitalization Agreement, we will redeem all of the shares of our common stock held by Jon M. Huntsman, our founder, current majority stockholder and Chairman of the Board (the "Equity Redemption"). Investor L.L.C. will purchase (the "Investor Share Purchase") approximately one-half of the shares of our common stock held collectively by The Christena Karen H. Durham Trust (the "Trust") and by members of our senior management (the "Management Investors"), and will also purchase (the "Investor Common Equity Contribution") shares of common stock directly from us. The Trust and the Management Investors will retain approximately one-half of the shares of our common stock collectively owned by them prior to the recapitalization. In addition, we will issue to Investor L.L.C. a new series of senior cumulative exchangeable redeemable preferred stock (the "New Preferred Stock") and detachable warrants for our common stock (the "Warrants"). The foregoing transactions are collectively referred to as the "Recapitalization."

         Immediately following the Recapitalization, approximately 62% of our total common equity will be owned by Investor L.L.C. and approximately 38% of our total common equity will be owned by the Trust and the Management Investors. Completion of the Recapitalization is subject to certain conditions, including receipt of U.S. and foreign governmental regulatory approvals, the successful conclusion of the Consent Solicitation and the Tender Offer (as such terms are defined herein), the availability of financing and other customary closing conditions.

         We are offering to purchase (the "Tender Offer") up to all (but not less than a majority) of our outstanding $125.0 million principal amount of 9-1/8% Senior Subordinated Notes due 2007 (the 9-1/8% Notes"). We have also solicited and received the requisite consents (the "Consent Solicitation") from tendering holders of the 9-1/8% Notes to amend the indenture governing the 9-1/8% Notes (the "9-1/8% Indenture") to eliminate many of the restrictive covenants contained in the 9-1/8% Indenture and to permit us to effect the Recapitalization and incur borrowings under the New Credit Facilities (as defined in the following paragraph). As of 5:00 p.m., New York time on May 10, 2000, holders of all $125.0 million principal amount of the 9-1/8% Notes had delivered consents to the amendments and tendered their 9-1/8% Notes. We have entered into a supplemental indenture, dated as of April 25, 2000, which will effect the amendment to the 9-1/8% Notes Indenture upon the acceptance for purchase by us of the 9-1/8% Notes pursuant to the Tender Offer.

         On the closing date of the Recapitalization, we will refinance all amounts outstanding under our existing credit facility (the "Existing Credit Facility") and will replace the Existing Credit Facility with amended and restated senior secured credit facilities (the "New Credit Facilities"). The New Credit Facilities will consist of a $200.0 million senior secured tranche A facility, $40.0 million of which will be made available to our principal Mexican subsidiary, a $280.0 million senior secured tranche B facility, and a $100.0 million revolving credit facility.

         In connection with the Recapitalization, we also intend to issue $220.0 million aggregate principal amount of new senior subordinated notes (the "New Notes") or incur borrowings in that amount under a senior subordinated bank loan facility. The offering of the New Notes will not be registered under the Securities Act of 1933, as amended, and the New Notes may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

RESULTS OF OPERATIONS

         The following table sets forth net sales and expenses, and such amounts as a percentage of net sales, for the three months ended March 31, 2000 and 1999 (dollars in millions).

                                            Three Months Ended March 31
                                -------------------------------------------------
                                       2000                         1999
                                --------------------         --------------------
                                               % of                         % of
                                  $           Sales            $           Sales
                                ------       -------         ------       -------
Net sales                       $212.5         100.0%        $174.4         100.0%
Cost of sales                    169.5          79.8          137.6          78.9
                                ------        ------         ------        ------
Gross profit                      43.0          20.2           36.8          21.1
Total operating expenses          28.2          13.2           18.6          10.7
                                ------        ------         ------        ------
Operating income                $ 14.8           7.0%        $ 18.2          10.4%
                                ======        ======         ======        ======


THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

     Net Sales

         Net sales increased by $38.1 million, or 21.8%, from $174.4 million for the first quarter of 1999, to $212.5 million for the three months ended March 31, 2000. The increase was primarily due to a 7.5% increase in sales volume and a 13.3% increase in our average selling price. The sales volume increases were most significant in our design products and specialty films segments, while the sales price increase was spread across all of our business segments. In the markets we serve, the average selling price of our products generally increases or decreases as the price of resins, our primary raw material, increases or decreases. Average resin prices were significantly higher during the first quarter of 2000 compared to the first quarter of 1999 resulting in a significant increase in our average selling prices.

     Gross Profit

         Gross profit increased by $6.2 million, or 16.8%, from $36.8 million for the first quarter of 1999, to $43.0 million for the three months ended March 31, 2000. The increase was primarily due to a strong increase in sales volumes, coupled with stable gross profit margins. Even though the average price of resins was significantly higher in the first quarter of 2000 as compared to the first quarter of 1999, as a percentage of net sales, gross profit for the first quarter of 2000 was consistent with gross profit for the first quarter of 1999. The majority of our gross profit increase was in our design products segment.

     Total Operating Expenses

         Total operating expenses increased by $9.6 million, or 51.6%, from $18.6 million for the first quarter of 1999, to $28.2 million for the three months ended March 31, 2000. Most of the increase resulted from three significant, unusual items incurred in the first quarter of 2000. First, we incurred $5.2 million of costs related to the Recapitalization. These costs consisted of long-term incentive compensation expense of $5.0 million and transaction fees and expenses of $0.2 million. Under the provisions of our long-term incentive plans, certain incentive payments are due upon the occurrence of a "change of control" transaction. Since the Recapitalization transactions are probable to occur and will constitute a change of control transaction under our long-term incentive plans, during the first quarter of 2000, we accrued a liability for the long-term compensation due.

         Second, we also incurred noncash stock-based compensation expense of $1.2 million related to outstanding options to purchase our Class C Common Stock. The stock options fully vest and become exercisable upon the completion of a change of control transaction. The $1.2 million noncash stock-based compensation expense recognizes the accelerated vesting of all performance based stock options based on the estimated per share purchase price implied in the Recapitalization transactions.

         Finally, we incurred fees and expenses during the first quarter of 2000 totaling $1.4 million relating to a company-wide supply chain improvement initiative. We began this major initiative in the fourth quarter of 1999 with the assistance of A.T. Kearney, a management consulting firm. The project is focused on improving our procurement, logistics, planning and operations functions. We have completed the assessment phase of the project and have identified the potential for significant EBITDA and working capital improvements over the next three years. In March 2000, we began implementing specific improvement projects and expect that the identified projects will be fully implemented by the end of 2001.

         Excluding the three significant factors described above, operating expenses as a percentage of net sales were 9.6% for the first quarter of 2000, 1% lower than the first quarter of 1999.

     Operating Income

         Operating income decreased by $3.4 million, or 18.7%, from $18.2 million for the first quarter of 1999 to $14.8 million for the three months ended March 31, 2000, due to the factors discussed above. Excluding the three significant factors described above, operating income increased by $4.4 million, or 24.2%, from $18.2 million for the first quarter of 1999 to $22.6 million for the first quarter of 2000.

     Interest Expense

         Interest expense increased by $1.4 million, or 13.7%, from $10.2 million, for the first quarter of 1999, to $11.6 million, for the three months ended March 31, 2000. The increase was primarily due to higher interest rates, even though total outstanding indebtedness was lower.

     Other Income (Expense)

         Other income (expense) changed from expense of $2.0 million for the first quarter of 1999 to income of $0.4 million for the first quarter of 2000, an increase in income of $2.4 million. The increase was due to unrealized losses of $2.0 million from investments in trading securities in the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

         On September 30, 1997, we issued $125.0 million of the 9-1/8% Notes which mature on October 1, 2007. Interest on the 9-1/8% Notes is payable semi-annually on each April 1 and October 1, commencing April 1, 1998. Additionally, on September 30, 1997, we entered into a $225.0 million credit facility (the "Existing Credit Facility") with a syndicate of banks, including The Chase Manhattan Bank. On May 14, 1998, the Existing Credit Agreement was amended and restated as a $510.0 million facility. The Existing Credit Facility provides for the continuation of a previous term loan (the "Original Term Loan") in the principal amount of $75.0 million, maturing on September 30, 2005; a Tranche A Term Loan (the "Existing Tranche A Term Loan") in the principal amount of $140.0 million, maturing on September 30, 2005; a Tranche B Term Loan (the "Existing Tranche B Term Loan") in the principal amount of $100.0 million, maturing on June 30, 2006; and a term loan (the "Existing Mexico Term Loan") to ASPEN Industrial, S.A., our wholly-owned Mexican subsidiary, in the principal amount of $45.0 million, maturing on September 30, 2005. The Existing Credit Facility also provides for a $150.0 million revolving loan facility (the "Existing Revolver") maturing on September 30, 2004. The Original Term Loan, the Existing Tranche A Term Loan and the Existing Mexico Term Loan amortize at an increasing rate on a quarterly basis. The Existing Tranche A Term Loan and the Existing Mexico Term Loan began amortizing on December 31, 1998 and the Original Term Loan begins amortizing on December 31, 2001. The Existing Tranche B Term Loan amortizes at the rate of $1.0 million per year, beginning September 30, 1998, with an aggregate of $93.0 million due in the last four quarterly installments. The term loans described above are required to be prepaid with the proceeds of certain asset sales, with 50% of the proceeds of the sale of certain Huntsman Packaging equity securities, and with the proceeds of certain debt offerings. Loans under the Existing Credit Facility bear interest, at our election, at either (i) zero to 0.75%, depending on certain of our financial ratios, plus the higher of (a) The Chase Manhattan Bank prime rate, (b) the federal funds rate plus 1/2% or (c) The Chase Manhattan Bank's base CD rate plus 1%, or (ii) the London Interbank Offered Rate ("LIBOR") plus 2.00%, which may adjust downward based upon our leverage ratio (as defined in the Existing Credit Facility) to a minimum of LIBOR plus 1%.

         Our obligations under the Existing Credit Facility are guaranteed by substantially all of our domestic subsidiaries and secured by substantially all of our domestic assets. The Existing Credit Facility is also secured by a pledge of 65% of the capital stock of each of our foreign subsidiaries.

         As part of the Recapitalization, we will refinance borrowings under the Existing Credit Facility and enter into the New Credit Facilities. At March 31, 2000, borrowings under the Existing Credit Facility bore interest at a weighted average rate of 8.4% per annum. As of March 31, 2000, we had $116.0 million available under the Existing Revolver of our Existing Credit Facility, $1.3 million of which was issued as letters of credit. In addition, we have commenced the Tender Offer for all of the outstanding 9-1/8% Notes.

     Net Cash Provided by Operating Activities

         Net cash provided by operating activities was $17.9 million for the three months ended March 31, 2000, an increase of $25.7 million from the same period in 1999. The increase resulted primarily from a decrease in accounts receivable and an increase in accounts payable off-set, in part, by lower net income and an increase in inventories.

     Net Cash Used in Investing Activities

         Net cash used in investing activities was $10.1 million for the three months ended March 31, 2000, an increase of $2.0 million from the same period in 1999. Net cash used in investing activities was higher during the first quarter of 2000 due to increased capital expenditures. Capital expenditures during the first quarter of 2000 were primarily for new capacity in our industrial films and specialty films segments and normal upgrade and improvement projects throughout all of our operating segments.

     Net Cash Provided by Financing Activities

         Net cash provided by (used in) financing activities was $(3.9) million for the three months ended March 31, 2000, compared to $6.8 million for the same period in 1999. The 2000 net cash used by financing activities resulted from principal payments on the Existing Credit Facilities.

     Liquidity

         As of March 31, 2000, we had $102.6 million of working capital and approximately $116.0 million available under the Existing Revolver, $1.3 million of which was issued as letters of credit. The debt under our Amended Credit Agreement bears interest at LIBOR plus 2%, and may adjust downward based upon our leverage ratio (as defined in the Amended Credit Agreement) to a minimum of LIBOR plus 1%.

         As of March 31, 2000, we had $8.9 million in cash and cash equivalents held by our foreign subsidiaries. The effective tax rate of repatriating this money and future foreign earnings to the United States varies from approximately 40% to 65% depending on various U.S. and foreign tax factors, including each foreign subsidiary's country of incorporation. High effective repatriation tax rates may limit our ability to access cash and cash equivalents generated by our foreign operations for use in our U.S. operations. For the three months ended March 31, 2000, our foreign operations generated net income from continuing operations of $1.8 million.

         We expect that cash flows from operating activities and available borrowings under our credit arrangements, as modified by the transactions contemplated by the Recapitalization transactions, will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements. If we were to engage in a significant acquisition transaction, however, it may be necessary for us to restructure our existing credit arrangements.

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

         There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. These risks include, but are not limited to, Huntsman Packaging's high degree of leverage and its ability to service indebtedness, restrictions under the Huntsman Packaging's credit facilities, fluctuations in the price of resins (our primary raw material) and the availability of resin supplies, competition, customer relationships, risks associated with acquisitions and risks associated with international operations. Each of these risks and certain other uncertainties are discussed in more detail in the 1999 10-K. There may also be other factors, including the increase in our debt levels and other changes to our capital structure resulting from the Recapitalization transactions, the timing of the closing of the Recapitalization transactions and other factors discussed elsewhere in this report, that may cause our actual results to differ materially from the forward-looking statements. Any forward-looking statements should be considered in light of these factors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to various interest rate and resins price risks that arise in the normal course of business. We finance our operations with borrowings comprised primarily of variable rate indebtedness. Our resin costs comprised approximately 65% of our total manufacturing costs in 1999. Significant increases in interest rates or the price of resins could adversely affect our operating margins, results of operations and ability to service our indebtedness.

         From time to time, we enter into interest rate collar and swap agreements to manage interest rate market risks and commodity collar agreements to manage resin market risks. As of March 31, 2000, we had one interest rate collar agreement and one commodity collar agreement in place. The estimated fair market value of the interest rate collar was approximately $226,000 and the estimated fair market value of the commodity collar was $70,000. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates and commodity prices applied to the agreements described above. The analysis indicated that such market movements would not have a material effect on our consolidated financial position, results of operations or cash flows. Factors that could impact the effectiveness of our hedging programs include the volatility of interest rates and commodity markets and the availability of hedging instruments in the future.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


        (a) The following exhibits are filed with or incorporated by reference in this report.

       2.1 Recapitalization Agreement dated as of March 31, 2000 by and among Huntsman Packaging Corporation, Chase Domestic
                Investments, L.L.C. and the shareholders listed on the signature pages thereto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Huntsman Packaging
                Corporation on April 12, 2000).

       10.1     Huntsman Packaging Corporation Management Incentive Plan for
                Senior Divisional Management (1999)

       10.2     Huntsman Packaging Corporation Management Incentive Plan (2000)

       10.3     Huntsman Packaging Corporation Long-Term Incentive Plan (1998 -
                Revised)

       10.4     Huntsman Packaging Corporation Long-Term Incentive Plan (1999)

        27      Financial Data Schedule


        (b) No report on Form 8-K was filed during the quarter for which this report is filed.

                On April 12, 2000, subsequent to the end of the quarter, the Company filed a report on Form 8-K to report the announcement of the Recapitalization Agreement and the commencement of a cash tender offer for the Company's 9 1/8% Senior Subordinated Notes due 2007.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     HUNTSMAN PACKAGING CORPORATION


                                 By: /s/ SCOTT K. SORENSEN
                                     -----------------------------------------
                                     SCOTT K. SORENSEN
                                     Executive Vice President and
                                     Chief Financial Officer, Treasurer
                                     (Authorized Signatory and
                                     Principal Financial and Accounting Officer)



Date:  May 11, 2000

                                INDEX TO EXHIBITS

Exhibits
2.1 Recapitalization Agreement dated as of March 31, 2000 by and among Huntsman Packaging Corporation, Chase Domestic Investments, L.L.C.
              and the shareholders listed on the signature pages thereto
              (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Huntsman Packaging Corporation on April 12,
              2000).

10.1          Huntsman Packaging Corporation Management Incentive Plan for
              Senior Divisional Management (1999)

10.2          Huntsman Packaging Corporation Management Incentive Plan (2000)

10.3          Huntsman Packaging Corporation Long-Term Incentive Plan (1998 -
              Revised)

10.4          Huntsman Packaging Corporation Long-Term Incentive Plan (1999)

27            Financial Data Schedule.