Form 10-Q
period 2000-06-30
HUNTSMAN PACKAGING CORP
filed 2000-08-14
CIK 1049442

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    --------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ___________ to ___________

                        Commission file number 333-40067


                         HUNTSMAN PACKAGING CORPORATION
             (Exact name of registrant as specified in its charter)


                Utah                                  87-0496065
    ------------------------------                ------------------
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

                               Yes [X]  No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On August 11, 2000, there were 574,006 outstanding shares of the registrant's Common Stock.
================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2000 AND DECEMBER 31, 1999 (DOLLARS IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                        June 30,      December 31,
                                                                                         2000            1999
                                                                                       ---------      ------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                         $  11,217       $   9,097
     Receivables, net of allowances of $1,489 and $2,115, respectively                   116,869         122,634
     Inventories                                                                          88,194          78,199
     Prepaid expenses and other                                                            2,074           2,644
     Income taxes receivable                                                               8,033           2,691
     Deferred income taxes                                                                 7,866           5,408
                                                                                       ---------       ---------

         Total current assets                                                            234,253         220,673

PLANT AND EQUIPMENT, net                                                                 323,654         314,452

INTANGIBLE ASSETS, net                                                                   210,513         214,956

OTHER ASSETS                                                                              30,212          18,942
                                                                                       ---------       ---------

TOTAL ASSETS                                                                           $ 798,632       $ 769,023
                                                                                       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade accounts payable                                                            $  70,654       $  60,056
     Accrued liabilities                                                                  32,702          34,936
     Current portion of long-term debt                                                     3,928          17,120
     Due to affiliates                                                                                     4,715
                                                                                       ---------       ---------

         Total current liabilities                                                       107,284         116,827

LONG-TERM DEBT, net of current portion                                                   695,067         493,262

OTHER LIABILITIES                                                                         18,498          13,983

DEFERRED INCOME TAXES                                                                     49,856          51,363
                                                                                       ---------       ---------
         Total liabilities                                                               870,705         675,435
                                                                                       ---------       ---------

REDEEMABLE COMMON STOCK - Class C nonvoting, no par value; 60,000 shares authorized; 49,511 shares outstanding, net of related stockholders'
     notes receivable of $2,795 in 1999                                                                    2,926
                                                                                       ---------       ---------

REDEEMABLE PREFERRED STOCK - 200,000 shares authorized, 100,000 shares outstanding and designated as Series A, no par value, with a redemption and
     liquidation value of $1,000 per share                                                79,950
                                                                                       ---------       ---------

STOCKHOLDERS' EQUITY (DEFICIT):
     Common stock - Class A voting, no par value; 1,200,000 shares authorized,
         1,000,001 shares outstanding in 1999                                                             63,161
     Common stock - Class B voting, no par value; 10,000 shares authorized,
         6,999 shares outstanding in 1999                                                                    515
     Common stock - no par value;  10,000,000 shares  authorized,  572,356 shares
         outstanding                                                                     108,141
     Warrants                                                                             26,469
     Retained earnings (deficit)                                                        (260,797)         32,042
     Stockholder's notes receivable                                                      (19,019)           (299)
     Cumulative foreign currency translation adjustment                                   (6,817)         (4,757)
                                                                                       ---------       ---------
         Total stockholders' equity (deficit)                                           (152,023)         90,662
                                                                                       ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                   $ 798,632       $ 769,023
                                                                                       =========       =========


           See notes to condensed consolidated financial statements.

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
(IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------

                                                            Three Months Ended             Six Months Ended
                                                                 June 30,                       June 30,
                                                        -------------------------       -------------------------
                                                             2000            1999            2000            1999
                                                        ---------       ---------       ---------       ---------
NET SALES                                               $ 203,948       $ 186,793       $ 416,485       $ 361,236
COST OF SALES                                             167,702         146,555         337,226         284,171
                                                        ---------       ---------       ---------       ---------
     Gross profit                                          36,246          40,238          79,259          77,065
                                                        ---------       ---------       ---------       ---------
OPERATING EXPENSES:
     Administration and other                              22,326          12,108          37,590          23,109
     Sales and marketing                                    6,653           6,301          13,292          12,487
     Research and development                               1,125           1,397           2,207           2,861
     Compensation and transaction costs related to
       recapitalization                                     1,426                           6,626
                                                        ---------       ---------       ---------       ---------
         Total operating expenses                          31,530          19,806          59,715          38,457
                                                        ---------       ---------       ---------       ---------
OPERATING INCOME                                            4,716          20,432          19,544          38,608

INTEREST EXPENSE                                          (14,290)        (10,835)        (25,848)        (21,057)

OTHER INCOME (EXPENSE) - Net                                 (588)          1,793            (158)           (191)
                                                        ---------       ---------       ---------       ---------
INCOME (LOSS) BEFORE INCOME TAXES
     AND EXTRAORDINARY LOSS                               (10,162)         11,390          (6,462)         17,360

INCOME TAX PROVISION (BENEFIT)                             (1,318)          4,232             981           7,931
                                                        ---------       ---------       ---------       ---------
INCOME (LOSS) BEFORE
     EXTRAORDINARY LOSS                                    (8,844)          7,158          (7,443)          9,429

EXTRAORDINARY LOSS
     (net of income taxes)                                (11,250)                        (11,250)
                                                        ---------       ---------       ---------       ---------
NET INCOME (LOSS)                                       $ (20,094)      $   7,158       $ (18,693)      $   9,429
                                                        =========       =========       =========       =========


           See notes to condensed consolidated financial statements.

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                   June 30,       June 30,
                                                                                     2000           1999
                                                                                  ---------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                            $ (18,693)      $  9,429
     Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
         Depreciation and amortization                                               19,048         16,893
         Deferred income taxes                                                       (1,879)         2,865
         Provision for losses on accounts receivable                                   (626)          (928)
         Noncash compensation expense                                                 1,223            270
         Loss on sale of assets                                                         474             98
         Extraordinary loss                                                          11,250
         Changes in assets and liabilities:
              Accounts receivable                                                     6,484        (15,890)
              Inventories                                                            (9,995)       (14,429)
              Prepaid expenses and other                                                570          1,321
              Other assets                                                            1,277          1,094
              Trade accounts payable                                                 10,598          6,665
              Accrued liabilities                                                    (2,234)        (1,262)
              Due to affiliates                                                      (4,715)        (5,579)
              Income taxes payable                                                      147          6,191
              Other liabilities                                                       3,348          1,848
                                                                                  ---------       --------
                  Net cash provided by operating activities                          16,277          8,586
                                                                                  ---------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of assets                                                                       40
     Capital expenditures for plant and equipment                                   (25,185)       (17,116)
                                                                                  ---------       --------
                  Net cash used in investing activities                             (25,185)       (17,076)
                                                                                  ---------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of capitalized loan fees                                               (21,317)
     Payment of fees from tender offer                                              (10,055)
     Redemption of common stock                                                    (314,034)
     Net proceeds from issuance of stock and net change in related stockholders'
       notes receivable                                                             161,161          1,139
     Principal payments on borrowings                                              (503,002)        (4,625)
     Proceeds from issuance of long-term debt                                       699,508          5,155
                                                                                  ---------       --------
                  Net cash provided by financing activities                          12,261          1,669
                                                                                  ---------       --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
     AND CASH EQUIVALENTS                                                            (1,233)           768
                                                                                  ---------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  2,120         (6,053)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        9,097         19,217
                                                                                  ---------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $  11,217       $ 13,164
                                                                                  =========       ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Cash paid (received) during the period for:
         Interest                                                                 $  23,870       $ 20,754
                                                                                  =========       ========
         Income taxes                                                             $    (434)      $ (2,899)
                                                                                  =========       ========


           See notes to condensed consolidated financial statements.

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.      BASIS OF PRESENTATION

        The accompanying condensed consolidated financial statements have been prepared, without audit, in accordance with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. The information reflects all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows of Huntsman Packaging Corporation and its subsidiaries ("Huntsman Packaging") for the periods presented. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for a full fiscal year.

        Certain information in footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These statements should be read in conjunction with Huntsman Packaging's Annual Report on Form 10-K for the year ended December 31, 1999.

2.      RECAPITALIZATION

        On March 31, 2000, we, together with our then existing stockholders, entered into an agreement (the "Recapitalization Agreement") with Chase Domestic Investments, L.L.C., a newly formed Delaware limited liability company ("Investor L.L.C."), and an affiliate of Chase Capital Partners ("CCP"), whereby Investor L.L.C. agreed to acquire majority ownership in our Company in a recapitalization transaction.

        Pursuant to the Recapitalization Agreement, we redeemed all of the shares of our common stock held by Jon M. Huntsman, our founder, then majority stockholder and then Chairman of the Board (the "Equity Redemption") for approximately $314.0 million. Investor L.L.C. purchased approximately one-half of the shares of our common stock held collectively by The Christena Karen H. Durham Trust (the "Trust") and by members of our senior management (the "Management Investors") for approximately $101.8 million. Investor L.L.C. and certain other institutional investors also purchased (the "Investor Common Equity Contribution") shares of common stock directly from us for approximately $63.5 million. The Trust and the Management Investors retained approximately one-half of the shares of our common stock collectively owned by them prior to the recapitalization. In addition, we issued to Investor L.L.C. and certain other institutional investors a new series of senior cumulative exchangeable redeemable preferred stock (the "New Preferred Stock") and detachable warrants for our common stock (the "New Preferred Stock Warrants") for net consideration of approximately $98.5 million, of which approximately $80.0 has been allocated to the New Preferred Stock and 18.5 million has been allocated to the New
        Preferred Stock Warrants, based on the relative fair market values of the instruments. The foregoing transactions are collectively referred to as the "Recapitalization." The Recapitalization was consummated on May 31, 2000. The total consideration paid in the Recapitalization was approximately $1.1 billion, including transaction costs and subject to post-closing purchase price adjustments.

        At June 30, 2000, Investor L.L.C. owned approximately 55.5% of our outstanding common stock, certain other institutional investors owned approximately 4.3% of our outstanding common stock, and the Trust and the Management Investors owned approximately 40.2% of our outstanding common stock.

        We incurred $1.4 million and $6.6 million of fees and expenses in connection with the Recapitalization in the three and six month periods ended June 30, 2000, respectively, and these fees and expenses are included in "compensation and transaction costs related to recapitalization" in the accompanying condensed consolidated statement of income. The accounting for the Recapitalization did not result in changes to the historical cost presentation of our assets and liabilities.

        In connection with the Recapitalization, we purchased all of our outstanding $125.0 million principal amount of 9-1/8% Senior Subordinated Notes due 2007 (the "9-1/8% Notes") pursuant to a tender offer (the "Tender Offer") and discharged our obligations under the related indenture.

        Upon closing of the Recapitalization, we issued 220,000 Units (the "Units") consisting of $220.0 million principal amount of 13% Senior Subordinated Notes due 2010 (the "Notes") and Warrants (the "Note Warrants") to purchase 18,532 shares of common stock. The Senior Subordinated Notes were issued at a discount of approximately $5.9 million and we allocated approximately $8.0 million to Note Warrants and approximately $206.1 million to Notes based on the relative fair market values of each instrument. The discount and the amount allocated to the Note Warrants are being amortized over the life of the Notes. The
        Units were issued in a transaction exempt from the registration requirements under the Securities Act of 1933. The Notes are unsecured. The Notes are subordinated to all of our existing an future senior debt, rank equally with any future senior subordinated debt and rank senior to any future subordinated debt. The Notes are guaranteed by some of our subsidiaries. The Note Warrants become exercisable on the occurrence of certain events (which will be no later than November 27, 2000) and mature on June 1, 2010.

        Upon closing of the offering of the Units and the Recapitalization, we refinanced all amounts outstanding under our prior credit facility (the "Prior Credit Facility") and replaced the Prior Credit Facility with amended and restated senior secured credit facilities (the "New Credit Facilities") with The Chase Manhattan Bank, Bankers Trust Company, The Bank of Nova Scotia and a syndicate of banking institutions. The New Credit Facilities consist of a $200.0 million senior secured tranche A facility, $40.0 million of which was made available to our principal Mexican subsidiary (the "Tranche A Facility"), a $280.0 million senior secured tranche B facility (the "Tranche B Facility") and a $100.0 million revolving credit facility (the "Revolving Credit Facility").

        Included in extraordinary loss is a $5.2 million charge (net of tax) for the write off of capitalized loan fees associated with the 9-1/8% Notes and the Prior Credit Facility and a $6.0 million charge (net of tax) for the Tender Offer payment to the holders of the 9-1/8% Notes.

        Long-term debt outstanding as of June 30, 2000 consists of the following (amounts in thousands):

                New Credit Facilities:
                        Tranche A Facility                             $200,000
                        Tranche B Facility                              280,000
                        Revolving Credit Facility                         7,000
                Notes (net of original issue discount and
                        Note Warrants being amortized of
                        $5,920 and $7,919, respectively)                206,161
                Line of credit                                            3,537
                Obligations under capital leases                            439
                Insurance obligations                                     1,858
                                                                       --------
                Total                                                   698,995
                Less current portion                                     (3,928)
                                                                       --------
                Long-term portion                                      $695,067
                                                                       ========

3.      INVENTORIES

        Inventories are recorded at the lower of cost (on a first-in, first-out basis) or market value. Inventories as of June 30, 2000 and December 31, 1999 consisted of the following (in thousands):

                     June 30,   December 31,
                      2000         1999
                     -------    ------------
Finished goods       $50,437      $41,408
Raw materials         30,165       28,910
Work-in-process        7,592        7,881
                     -------      -------

Total                $88,194      $78,199
                     =======      =======

4.      COMPREHENSIVE INCOME

        The following table reports comprehensive income (loss) for the three and six months ended June 30, 2000 and 1999 (in thousands).

                                               Three Months Ended           Six Months Ended
                                                     June 30,                   June 30,
                                              ---------------------      ---------------------
                                                2000          1999         2000          1999
                                              --------       ------      --------       ------
Net income (loss)                             $(20,094)      $7,158      $(18,693)      $9,429
Foreign currency translation adjustments        (1,687)          52        (2,060)         460
                                              --------       ------      --------       ------
Comprehensive income (loss)                   $(21,781)      $7,210      $(20,753)      $9,889
                                              --------       ======      --------       ======

5.      OTHER INCOME (EXPENSE)

        During 1999, we held investments in marketable securities that were designated as trading securities. For the three and six months ended June 30, 1999, unrealized gains (losses) of approximately $1.8 million and $(0.2) million, respectively, on these investments are included in other income (expense), net. We liquidated our position in the trading securities in the fourth quarter of 1999.

6.      OPERATING SEGMENTS

        Operating segments are components of our company for which separate financial information is available that is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing performance. This information is reported on the same basis that is used internally for evaluating segment performance.

        We have three reportable operating segments: specialty films, design products and industrial films. The specialty films segment produces converter films that are sold to other flexible packaging manufacturers for additional fabrication, barrier films used to package and protect food and other products, and other films used in the personal care, medical and agriculture industries. The design products segment produces printed rollstock, bags and sheets used to package products in the food and other industries. The industrial films segment produces stretch films, used for industrial unitizing and containerization, and PVC films, used to wrap meat, cheese and produce.

        Sales and transfers between our segments are eliminated in consolidation. We evaluate performance of the operating segments based on profit or loss before income taxes, not including nonrecurring gains or losses. Our reportable segments are managed separately with separate management teams, because each segment has different products, customer requirements, technology and marketing strategies.

        Segment profit or loss and segment assets as of and for the three months ended June 30, 2000 and 1999 are presented in the following table (in thousands):

                             DESIGN     INDUSTRIAL    SPECIALTY      CORPORATE/
2000                        PRODUCTS       FILMS        FILMS          OTHER           TOTAL
----------------------      ---------   ----------    ---------      ----------      ---------
Net sales to customers      $ 50,696      $41,521      $111,731                      $ 203,948
Intersegment sales             1,309        1,583         2,019      $  (4,911)
                            --------      -------      --------      ---------       ---------
Total net sales               52,005       43,104       113,750         (4,911)        203,948
Depreciation and
    amortization               2,223        1,228         5,186            896           9,533
Interest expense                 891           87         4,056          9,256          14,290
Segment profit                 2,540        4,840         7,424        (23,540)         (8,736)
Compensation and
    transaction costs
    related to
    recapitalization                                                    14,381          14,381
Segment total assets         178,783       90,055       452,966         76,828         798,632
Capital expenditures           2,843        2,153         7,325          2,771          15,092

1999
----------------------
Net sales to customers      $ 40,549      $37,534      $108,710                      $ 186,793
Intersegment sales             1,569          533         1,191      $  (3,293)
                            --------      -------      --------      ---------       ---------
Total net sales               42,118       38,067       109,901         (3,293)        186,793
Depreciation and
    amortization               1,842        1,154         4,691            763           8,450
Interest expense                 779           87         3,327          6,642          10,835
Segment profit                 2,146        4,738        14,969        (10,463)         11,390
Segment total assets         155,115       90,655       446,669         58,192         750,631
Capital expenditures           1,699        1,677         4,759            861           8,996

Segment profit or loss for the six months ended June 30, 2000 and 1999 are presented in the following table (in thousands):

                             DESIGN     INDUSTRIAL    SPECIALTY      CORPORATE/
2000                        PRODUCTS       FILMS        FILMS          OTHER           TOTAL
----------------------      ---------   ----------    ---------      ----------      ---------
Net sales to customers      $102,319      $80,800      $233,366                      $416,485
Intersegment sales             2,777        2,722         4,173      $  (9,672)            --
                            --------      -------      --------      ---------       --------
Total net sales              105,096       83,522       237,539         (9,672)       416,485
Depreciation and
    amortization               4,437        2,509        10,327          1,775         19,048
Interest expense               1,779          174         7,877         16,018         25,848
Segment profit                 6,515        9,126        21,892        (37,369)           164
Compensation and
    transaction costs
    related to
    recapitalization                                                    19,581         19,581
Capital expenditures           4,204        5,532        11,495          3,954         25,185

1999
----------------------
Net sales to customers      $ 78,483      $71,281      $211,472                     $ 361,236
Intersegment sales             2,475          840         2,558      $  (5,873)
                            --------      -------      --------      ---------       --------
Total net sales               80,958       72,121       214,030         (5,873)       361,236
Depreciation and
    amortization               3,851        2,269         9,265          1,508         16,893
Interest expense               1,578          174         6,779         12,526         21,057
Segment profit                 4,001        8,707        28,174        (23,522)        17,360
Capital expenditures           3,985        3,394         7,891          1,846         17,116

A reconciliation of the totals reported for the operating segments to our totals reported in the consolidated condensed financial statements is as follows (in thousands):

                                                                              2000                          1999
                                                                     -----------------------       -----------------------
                                                                     3 months       6 months       3 months       6 months
                                                                     --------       --------       --------       --------
PROFIT OR LOSS
Total profit for reportable segments                                 $ 14,804       $ 37,533       $ 21,853       $ 40,882
Unallocated amounts:
   Corporate expenses                                                 (14,284)       (21,351)        (3,821)       (10,996)
   Interest expense                                                    (9,256)       (16,018)        (6,642)       (12,526)
   Compensation and transaction costs
      related to recapitalization                                      (1,426)        (6,626)
                                                                     --------       --------       --------       --------
   Income (loss) before taxes and
      extraordinary loss                                             $(10,162)      $ (6,462)      $ 11,390       $ 17,360
                                                                     ========       ========       ========       ========

                                                                                                         As of June 30,
                                                                                                     ----------------------
                                                                                                       2000          1999
                                                                                                     --------      --------
ASSETS
Total assets for reportable segments                                                                 $721,804      $692,439
Intangible assets not allocated to segments                                                            15,511        16,822
Other unallocated assets                                                                               61,317        41,370
                                                                                                     --------      --------
      Total consolidated assets                                                                      $798,632      $750,631
                                                                                                     ========      ========

7.      STOCK OPTIONS AND RESTRICTED STOCK

        During 1998, our board of directors adopted the 1998 Huntsman Packaging Corporation Stock Option Plan. The 1998 plan authorized grants of nonqualified stock options covering up to 41,956 shares of our nonvoting Class C common stock. During 1998, we granted options covering a total of 41,956 shares under the 1998 plan. Options covering 5,244 shares were subsequently canceled. In addition, outstanding options covering 26,223 shares under the 1998 plan were canceled on February 22, 1999 in connection with the sale of 26,223 shares of Class C common stock to certain members of our senior management. Options covering a total of 8,902 shares issued under the 1998 Plan were "rolled-over" in the Recapitalization.

        Pursuant to the Recapitalization, we adopted a 2000 stock-based incentive compensation plan. The 2000 plan became effective as of the consummation of the Recapitalization and authorizes grants to our management employees as designated by the compensation committee of our board of directors of nonqualified stock options or restricted stock covering 51,010 shares of our common stock. As of June 30, 2000, we had granted restricted stock covering 32,750 shares of common stock and options to acquire 10,030 shares of common stock. The options or restricted common stock will vest as follows: (1) one-sixth are "time-vested" options or shares, which will vest on January 1, 2001, so long as the recipient is still our employee on such date, and (2) the remainder are "performance vested" options or shares, which will vest in equal increments over a five-year period commencing on December 31, 2000 as follows: (a) vesting in full, if 100% or more of the applicable target market value of equity is achieved as of the end of the applicable calendar year and (b) partial vesting if more than 90% of the applicable target market value of equity is achieved as of the end of the applicable calendar year. Moreover, all performance vested options or shares not previously vested in accordance with the preceding sentence will vest automatically in full on December 31, 2009 so long as the recipient is still our employee on such date.

8.      CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

        The following condensed consolidating financial statements present, in separate columns, financial information for (i) Huntsman Packaging (on a parent only basis), with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries (as specified in the Indenture, dated May 31, 2000 (the "Indenture") relating to Huntsman Packaging's $220 million senior subordinated notes due 2010 (the "Notes")) on a combined basis, with any investments in non-guarantor subsidiaries specified in the Indenture recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for Huntsman Packaging and its subsidiaries on a consolidated basis, and (v) Huntsman Packaging on a consolidated basis, in each case as of June 30, 2000 and December 31, 1999 and for the three and six months ended June 30, 2000 and 1999. The Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary and each guarantor subsidiary is wholly owned, directly or indirectly, by Huntsman Packaging. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to Huntsman Packaging. The consolidating condensed financial statements are presented herein, rather than separate financial statements for each of the guarantor subsidiaries, because management believes that separate financial statements relating to the guarantor subsidiaries are not material to investors.

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2000 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------


                                                     Huntsman                       Combined                       Consolidated
                                                    Packaging        Combined         Non-                          Huntsman
                                                   Corporation       Guarantor      Guarantor                       Packaging
                                                   Parent Only     Subsidiaries   Subsidiaries     Eliminations    Corporation
                                                   -----------     ------------   ------------     ------------    ------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                        $     212       $     (20)      $  11,025                       $  11,217
   Receivables, net                                    72,408          27,004          17,457                         116,869
   Inventories                                         62,710          16,686           8,798                          88,194
   Income taxes receivable                              8,063             136            (166)                          8,033
   Deferred income taxes                                9,115             426          (1,675)                          7,866
   Prepaid expenses and other                           1,582             113             379                           2,074
                                                    ---------       ---------       ---------                       ---------
      Total current assets                            154,090          44,345          35,818                         234,253
PLANT AND EQUIPMENT, net                              196,547          82,990          44,117                         323,654
INTANGIBLE ASSETS , net                                51,466         141,027          18,020                         210,513
INVESTMENT IN SUBSIDIARIES                             65,454                                       $ (65,454)
OTHER ASSETS                                           27,846             144           2,222                          30,212
                                                    ---------       ---------       ---------       ---------       ---------
TOTAL ASSETS                                        $ 495,403       $ 268,506       $ 100,177       $ (65,454)      $ 798,632
                                                    =========       =========       =========       =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
   Trade accounts payable                           $  47,102       $  12,487       $  11,065                       $  70,654
   Accrued liabilities                                 24,348           2,810           5,544                          32,702
   Current portion of long-term debt                    3,928                                                           3,928
   Due to affiliates                                  (19,920)         22,448          (2,528)
                                                    ---------       ---------       ---------                       ---------
     Total current liabilities                         55,458          37,745          14,081                         107,284
LONG-TERM DEBT, net of current portion                467,163         184,000          43,904                         695,067
OTHER LIABILITIES                                      15,497           1,531           1,470                          18,498
DEFERRED INCOME TAXES                                  29,358          18,465           2,033                          49,856
                                                    ---------       ---------       ---------                       ---------
     Total liabilities                                567,476         241,741          61,488                         870,705
                                                    ---------       ---------       ---------                       ---------
REDEEMABLE PREFERRED STOCK                             79,950                                                          79,950
                                                    ---------                                                       ---------

STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock                                       108,141          20,377          29,241       $ (49,618)        108,141
   Warrants                                            26,469                                                          26,469
   Retained earnings (deficit)                       (260,797)          6,399          14,708         (21,107)       (260,797)
   Stockholder note receivable                        (19,019)                                                        (19,019)
   Foreign currency translation adjustments            (6,817)            (11)         (5,260)          5,271          (6,817)
                                                    ---------       ---------       ---------       ---------       ---------
     Total stockholders' equity (deficit)            (152,023)         26,765          38,689         (65,454)       (152,023)
                                                    ---------       ---------       ---------       ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIT)                               $ 495,403       $ 268,506       $ 100,177       $ (65,454)      $ 798,632
                                                    =========       =========       =========       =========       =========

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 1999 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------


                                                 HUNTSMAN                                                      CONSOLIDATED
                                                PACKAGING                        COMBINED                       HUNTSMAN
                                               CORPORATION       COMBINED          NON-                         PACKAGING
                                               PARENT ONLY      GUARANTORS      GUARANTORS    ELIMINATIONS     CORPORATION
                                               -----------      ----------      ----------    ------------     ------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                    $   1,212       $     536       $   7,349                       $   9,097
   Receivables, net                                75,053          27,238          20,343                         122,634
   Inventories                                     56,646          13,560           7,993                          78,199
   Income taxes receivable                          3,486             212          (1,007)                          2,691
   Deferred income taxes                            6,715             426          (1,733)                          5,408
   Prepaid expenses and other                       2,127             101             416                           2,644
                                                ---------       ---------       ---------                       ---------
      Total current assets                        145,239          42,073          33,361                         220,673
PLANT AND EQUIPMENT, net                          184,444          83,742          46,266                         314,452
INTANGIBLE ASSETS, net                             52,676         143,836          18,444                         214,956
INVESTMENT IN SUBSIDIARIES                         61,533                                       $ (61,533)
OTHER ASSETS                                       16,593             144           2,205                          18,942
                                                ---------       ---------       ---------       ---------       ---------
TOTAL ASSETS                                    $ 460,485       $ 269,795       $ 100,276       $ (61,533)      $ 769,023
                                                =========       =========       =========       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Trade accounts payable                       $  39,293       $  10,780       $   9,983                       $  60,056
   Accrued liabilities                             25,238           3,468           6,230                          34,936
   Current portion of long-term debt               13,464                           3,656                          17,120
   Due to (from) affiliates                       (19,737)         27,781          (3,329)                          4,715
                                                ---------       ---------       ---------                       ---------
     Total current liabilities                     58,258          42,029          16,540                         116,827
LONG-TERM DEBT, net of current portion            267,107         184,000          42,155                         493,262
OTHER LIABILITIES                                  10,741           1,733           1,509                          13,983
DEFERRED INCOME TAXES                              30,791          18,465           2,107                          51,363
                                                ---------       ---------       ---------                       ---------
     Total liabilities                            366,897         246,227          62,311                         675,435
                                                ---------       ---------       ---------                       ---------
REDEEMABLE COMMON STOCK                             2,926                                                           2,926
                                                ---------                                                       ---------
STOCKHOLDERS' EQUITY:
   Common stock                                    63,676          20,377          29,241       $ (49,618)         63,676
   Retained earnings                               32,042           3,184          11,949         (15,133)         32,042
   Shareholder note receivable                       (299)                                                           (299)
   Cumulative foreign currency translation
     adjustments                                   (4,757)              7          (3,225)          3,218          (4,757)
                                                ---------       ---------       ---------       ---------       ---------
     Total stockholders' equity                    90,662          23,568          37,965         (61,533)         90,662
                                                ---------       ---------       ---------       ---------       ---------
TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                       $ 460,485       $ 269,795       $ 100,276       $ (61,533)      $ 769,023
                                                =========       =========       =========       =========       =========

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2000 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------


                                                   Huntsman                       Combined                       Consolidated
                                                  Packaging        Combined         Non-                          Huntsman
                                                 Corporation       Guarantor      Guarantor                       Packaging
                                                 Parent Only     Subsidiaries   Subsidiaries     Eliminations    Corporation
                                                 -----------     ------------   ------------     ------------    ------------

NET SALES                                        $ 133,385         $ 48,528       $ 26,946       $ (4,911)      $ 203,948
COST OF SALES                                      112,960           38,949         20,704         (4,911)        167,702
                                                 ---------         --------       --------       --------       ---------

    Gross profit                                    20,425            9,579          6,242                         36,246
OPERATING EXPENSES                                  25,044            3,650          2,836                         31,530
                                                 ---------         --------       --------                      ---------
OPERATING INCOME (LOSS)                             (4,619)           5,929          3,406                          4,716
INTEREST EXPENSE                                    (9,262)          (4,050)          (978)                       (14,290)
EQUITY IN EARNINGS OF SUBSIDIARIES                   1,823                                         (1,823)
OTHER INCOME (EXPENSE), net                           (405)            (392)           209                           (588)
                                                 ---------         --------       --------       --------       ---------
INCOME (LOSS) BEFORE INCOME TAXES AND
     EXTRAORDINARY LOSS                            (12,463)           1,487          2,637         (1,823)        (10,162)
INCOME TAX PROVISION (BENEFIT)                      (3,619)           1,175          1,126                         (1,318)
                                                 ---------         --------       --------       --------       ---------
NET INCOME (LOSS) BEFORE EXTRAORDINARY LOSS
                                                    (8,844)             312          1,511         (1,823)         (8,844)

EXTRAORDINARY LOSS (NET OF TAX)                    (11,250)                                                       (11,250)
                                                 ---------         --------       --------       --------       ---------
NET INCOME (LOSS)                                $ (20,094)        $    312       $  1,511       $ (1,823)      $ (20,094)
                                                 =========         ========       ========       ========       =========

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 1999 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------


                                         Huntsman                       Combined                        Consolidated
                                         Packaging        Combined         Non-                          Huntsman
                                        Corporation       Guarantor      Guarantor                       Packaging
                                        Parent Only     Subsidiaries   Subsidiaries     Eliminations    Corporation
                                        -----------     ------------   ------------     ------------    ------------

NET SALES                               $ 127,427       $ 38,222         $ 24,437         $ (3,293)       $186,793
COST OF SALES                             104,168         27,294           18,386           (3,293)        146,555
                                        ---------       --------         --------         --------        --------
    Gross profit                           23,259         10,928            6,051                           40,238
OPERATING EXPENSES                         14,637          2,831            2,338                           19,806
                                        ---------       --------         --------                         --------
OPERATING INCOME                            8,622          8,097            3,713                           20,432
INTEREST EXPENSE                           (6,649)        (3,320)            (866)                         (10,835)
EQUITY IN EARNINGS OF SUBSIDIARIES          6,229                                           (6,229)
OTHER INCOME (EXPENSE), net                  (226)             6            2,013                            1,793
                                        ---------       --------         --------         --------        --------
INCOME BEFORE INCOME TAXES                  7,976          4,783            4,860           (6,229)         11,390
INCOME TAX PROVISION                          818          2,252            1,162                            4,232
                                        ---------       --------         --------         --------        --------
NET INCOME                              $   7,158       $  2,531         $  3,698         $ (6,229)       $  7,158
                                        =========       ========         ========         ========        ========

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2000 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------


                                                  Huntsman                       Combined                        Consolidated
                                                  Packaging        Combined         Non-                          Huntsman
                                                 Corporation       Guarantor      Guarantor                       Packaging
                                                 Parent Only     Subsidiaries   Subsidiaries     Eliminations    Corporation
                                                 -----------     ------------   ------------     ------------    ------------
NET SALES                                        $ 270,911        $ 101,946       $ 53,300         $ (9,672)      $ 416,485
COST OF SALES                                      226,911           79,103         40,884           (9,672)        337,226
                                                 ---------        ---------       --------         --------       ---------
    Gross profit                                    44,000           22,843         12,416                           79,259
OPERATING EXPENSES                                  46,714            7,279          5,722                           59,715
                                                 ---------        ---------       --------         --------       ---------
OPERATING INCOME (LOSS)                             (2,714)          15,564          6,694                           19,544
INTEREST EXPENSE                                   (16,029)          (7,863)        (1,956)                         (25,848)
EQUITY IN EARNINGS OF SUBSIDIARIES                   6,224                                           (6,224)
OTHER INCOME  (EXPENSE) - Net                         (343)            (411)           596                             (158)
                                                 ---------        ---------       --------         --------       ---------
INCOME (LOSS) BEFORE INCOME TAXES AND
     EXTRAORDINARY LOSS                            (12,862)           7,290          5,334           (6,224)         (6,462)
INCOME TAX PROVISION (BENEFIT)                      (5,419)           4,075          2,325                              981
                                                 ---------        ---------       --------         --------       ---------
NET INCOME (LOSS) BEFORE EXTRAORDINARY LOSS
                                                    (7,443)           3,215          3,009           (6,224)         (7,443)
EXTRAORDINARY LOSS (Net of tax)                    (11,250)                                                         (11,250)
                                                 ---------        ---------       --------         --------       ---------
NET INCOME (LOSS)                                $ (18,693)       $   3,215       $  3,009         $ (6,224)      $ (18,693)
                                                 =========        =========       ========         ========       =========

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 1999 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------


                                                  Huntsman                       Combined                        Consolidated
                                                  Packaging        Combined         Non-                          Huntsman
                                                 Corporation       Guarantor      Guarantor                       Packaging
                                                 Parent Only     Subsidiaries   Subsidiaries     Eliminations    Corporation
                                                 -----------     ------------   ------------     ------------    ------------
NET SALES                                         $246,149          $72,853       $48,107          $(5,873)         $361,236
COST OF SALES                                      201,446           52,558        36,040           (5,873)          284,171
                                                  --------          -------       -------          -------          --------
    Gross profit                                    44,703           20,295        12,067                             77,065
OPERATING EXPENSES                                  28,340            5,369         4,748                             38,457
                                                  --------          -------       -------                           --------
OPERATING INCOME                                    16,363           14,926         7,319                             38,608
INTEREST EXPENSE                                   (12,539)          (6,761)       (1,757)                           (21,057)
EQUITY IN EARNINGS OF SUBSIDIARIES                   7,632                                          (7,632)
OTHER INCOME  (EXPENSE), net                          (430)             (12)          251                               (191)
                                                  --------          -------       -------          -------          --------
INCOME BEFORE INCOME TAXES                          11,026            8,153         5,813           (7,632)           17,360
INCOME TAX PROVISION                                 1,597            4,115         2,219                              7,931
                                                  --------          -------       -------          -------          --------
NET INCOME                                        $  9,429          $ 4,038       $ 3,594          $(7,632)           $9,429
                                                  ========          =======       =======          =======          ========

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2000 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------


                                                          Huntsman                       Combined                       Consolidated
                                                          Packaging        Combined         Non-                          Huntsman
                                                         Corporation       Guarantor      Guarantor                       Packaging
                                                         Parent Only     Subsidiaries   Subsidiaries     Eliminations    Corporation
                                                         -----------     ------------   ------------     ------------   ------------
CASH FLOWS PROVIDED BY
     OPERATING ACTIVITIES                                $  5,178          $ 3,026        $ 8,073                        $  16,277
                                                         --------           ------        -------                        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures for plant and equipment           (19,876)          (3,564)        (1,745)                         (25,185)
                                                         --------           ------        -------                        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of capitalized loan fees                       (21,317)                                                         (21,317)
   Payment of fees from tender offer                      (10,055)                                                         (10,055)
   Redemption of common stock                            (314,034)                                                        (314,034)
   Proceeds from issuance of common stock and net
     change in related stockholders' notes
     receivable                                           161,161                                                          161,161
   Proceeds from issuance (payments) of long-term
     debt                                                 198,413                          (1,907)                         196,506
                                                         --------           ------        -------                        ---------
     Net cash provided by (used in) financing
               activities                                  14,168                          (1,907)                          12,261
                                                         --------           ------        -------                        ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
   EQUIVALENTS                                              (470)              (18)          (745)                          (1,233)
                                                         --------           ------        -------                        ---------
NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                      (1,000)             (556)         3,676                            2,120
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE
   PERIOD                                                   1,212              536          7,349                            9,097
                                                         --------           ------        -------                        ---------
CASH AND CASH EQUIVALENTS AT
    END OF THE PERIOD                                    $    212            $ (20)       $11,025                        $  11,217
                                                         ========           ======        =======                        =========

HUNTSMAN PACKAGING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1999 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------


                                                          Huntsman                       Combined                       Consolidated
                                                          Packaging        Combined         Non-                          Huntsman
                                                         Corporation       Guarantor      Guarantor                       Packaging
                                                         Parent Only     Subsidiaries   Subsidiaries     Eliminations    Corporation
                                                         -----------     ------------   ------------     ------------   ------------
CASH FLOWS PROVIDED BY
     (USED IN) OPERATING ACTIVITIES                         $ (4,412)        $ 11,399      $  1,599                        $  8,586
                                                            --------         --------      --------                         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of assets                                   32                8                                            40
   Capital expenditures for plant and equipment              (12,546)          (3,085)       (1,485)                        (17,116)
                                                            --------         --------       -------                         -------
     Net cash used in investing activities                   (12,514)          (3,077)       (1,485)                        (17,076)
                                                            --------         --------       -------                         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                      1,139                                                          1,139
   Proceeds from issuance (payments) of long-term
     debt                                                     10,454           (8,800)       (1,124)                            530
                                                            --------         --------       -------                         -------
     Net cash provided by (used in) financing
               activities                                     11,593           (8,800)       (1,124)                          1,669
                                                            --------         --------       -------                         -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
   EQUIVALENTS                                                    27                            741                             768
                                                            --------         --------       -------                         -------
NET DECREASE IN CASH AND
    CASH EQUIVALENTS                                          (5,306)            (478)         (269)                         (6,053)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE
   PERIOD                                                      7,381              525        11,311                          19,217
                                                            --------         --------       -------                         -------
CASH AND CASH EQUIVALENTS AT
    END OF THE PERIOD                                       $  2,075         $     47       $11,042                         $13,164
                                                            ========         ========       =======                         =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 10-K") and our Registration Statement on Form S-4 (file no. 333-42008) filed with the Securities and Exchange Commission on July 21, 2000. This section contains certain forward-looking statements that involve risks and uncertainties, including statements regarding our plans, objectives, goals, strategies and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under "Cautionary Statement for Forward-Looking Information" below and elsewhere in this report.

GENERAL

        On May 31, 2000, we consummated a recapitalization (the "Recapitalization") pursuant to an agreement dated March 31, 2000 among us, our then existing shareholders and Chase Domestic Investments, L.L.C., an affiliate of Chase Capital Partners. The Recapitalization was valued at approximately $1.1 billion, including transaction costs, and is subject to post-closing purchase price adjustments. See Note 2 to the consolidated financial statements included elsewhere in this report for a discussion of the transactions that occurred in connection with the Recapitalization and the related financing thereof.

        We generate our revenues, earnings and cash flows from the sale of film and flexible packaging products throughout the world. We manufacture these products at 24 facilities located in North America, Europe and Australia. Our sales have grown primarily as a result of strategic acquisitions made over the past several years, increased levels of production at acquired facilities and the overall growth in the markets for our film and flexible packaging products.

RESULTS OF OPERATIONS

        The following table sets forth net sales and expenses, and such amounts as a percentage of net sales, for the three and six months ended June 30, 2000 and 1999 (dollars in millions).


                                      Three Months Ended June 30,                      Six Months Ended June 30,
                              ------------------------------------------      ------------------------------------------
                                     2000                    1999                    2000                    1999
                              ------------------      ------------------      ------------------      ------------------
                                           %of                     %of                     %of                     %of
                                 $        Sales          $        Sales         $         Sales         $         Sales
                              ------      ------      ------      ------      ------      ------      ------      ------
Sales-net                     $203.9       100.0%     $186.8       100.0%     $416.5       100.0%     $361.2       100.0%
Cost of sales                  167.7        82.2       146.6        78.5       337.2        81.0       284.2        78.7
                              ------      ------      ------      ------      ------      ------      ------      ------
Gross profit                    36.2        17.8        40.2        21.5        79.3        19.0        77.0        21.3
Total operating expenses        31.5        15.5        19.8        10.6        59.8        14.3        38.4        10.6
                              ------      ------      ------      ------      ------      ------      ------      ------
Operating income              $  4.7         2.3%     $ 20.4        10.9%     $ 19.5         4.7%     $ 38.6        10.7%
                              ======      ======      ======      ======      ======      ======      ======      ======

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

     Net Sales

        Net sales increased by $17.1 million, or 9.2%, from $186.8 million, for the second quarter of 1999, to $203.9 million, for the second quarter of 2000. The increase was primarily due to a 12% increase in our average selling price, offset by a 2.5% decrease in sales volume. The sales price increase was spread across all of our business segments. In the markets we serve, the average selling price of our products generally increases or decreases as the price of resins, our primary raw material, increases or decreases. Average resin prices were significantly higher during the second quarter of 2000 compared to the second quarter of 1999, resulting in a significant increase in our average selling prices. The decrease in sales volumes was due to inventory corrections and product line rationalization by our customers in all of our business segments.

     Gross Profit

        Gross profit decreased by $4.0 million, or 10.0%, from $40.2 million, for the second quarter of 1999, to $36.2 million, for the second quarter of 2000. This decrease, on a dollar basis, was due primarily to reduced gross profit margins, which more than offset the increase in net sales for the period. The decrease in gross profit margins was due primarily to a dramatic increase in resin prices and our inability to increase our selling prices as rapidly as resin costs rose during the period. As a percentage of sales, raw material costs were 370 basis points higher in this period as compared to the prior year. In addition, in some of our markets, we experienced reduced gross profit margins due to a shift by some of our customers toward lower profit margin products.

     Total Operating Expenses

        Total operating expenses increased by $11.7 million, or 59.1%, from $19.8 million, for the second quarter of 1999, to $31.5 million, for the second quarter of 2000. Most of the increase resulted from two significant, unusual items that ocurred in the second quarter of 2000, and which accounted for $9.7 million of the $11.7 million increase. Excluding these two significant items, operating expenses as a percentage of net sales were 10.7% for the second quarter of 2000, approximately the same as the second quarter of 1999.

        Costs related to the Recapitalization constitute the first significant item affecting total operating expenses. We incurred $1.4 million of costs related to the Recapitalization, of which $0.6 million related to incentive compensation under a "stay bonus" plan. Under this plan, certain members of management who continue their employment with us for six months after the Recapitalization will receive a bonus equal to three months' salary.

        The second significant item affecting total operating expenses was a company-wide supply chain improvement initiative. We incurred fees and expenses during the second quarter of 2000 totaling $8.3 million in connection with this initiative. We began this major initiative in the fourth quarter of 1999 with the assistance of A.T. Kearney, a management consulting firm. The project is focused on improving the efficiency of our operations. In March 2000, we began implementing specific improvement projects and expect that finance identified projects will be fully implemented by the end of 2001.

     Operating Income

        Operating income decreased by $15.7 million, or 77.0%, from $20.4 million, for the second quarter of 1999, to $4.7 million, for the second quarter of 2000, as a result of the factors discussed above. Excluding the two significant items described above, operating income decreased by $6.0 million, or 29.4%, from $20.4 million for the second quarter of 1999, to $14.4 million for the second quarter of 2000.

     Interest Expense

        Interest expense increased by $3.5 million, or 32.4%, from $10.8 million, for the second quarter of 1999, to $14.3 million, for the second quarter of 2000. The increase was primarily due to additional interest expense as a result of increased levels of long-term debt incurred to finance the Recapitalization and higher interest rates in 2000 as compared to 1999.

     Other Income (Expense)

        Other income (expense) decreased from $1.8 million for the second quarter of 1999 to $(0.6) million for the second quarter of 2000, a decrease in income of $2.4 million. The decrease was due primarily to unrealized gains of $1.8 million from investments in trading securities in the second quarter of 1999, which were not repeated in the second quarter of 2000, and losses on the sale of fixed assets of $0.4 million in the second quarter of 2000. We liquidated our position in the trading securities in the fourth quarter of 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

     Net Sales

        Net sales increased by $55.3 million, or 15.3%, from $361.2 million, for the first half of 1999, to $416.5 million, for the first half of 2000. The increase was primarily due to a 1.7% increase in sales volume and a 12.3% increase in our average selling price. The sales volume increases were most significant in our design products segment. However, inventory corrections and product rationalization by our customers resulted in slower sales volume growth for us during the period. The sales price increases were spread generally across all of our business segments. As mentioned above, in the markets we serve, the average selling price of our products generally increases or decreases as the price of resins, our primary raw material, increases or decreases. Average resin prices were significantly higher during the first half of 2000 compared to the first half of 1999, resulting in a significant increase in our average selling prices.

     Gross Profit

        Gross profit increased by $2.3 million, or 3.0%, from $77.0 million, for the first half of 1999, to $79.3 million, for the first half of 2000. The increase was due primarily to a strong increase in net sales, but was offset significantly by reduced gross profit margins. The decrease in the gross profit margin was due primarily to a dramatic increase in resin prices and our inability to increase our selling price as rapidly as resin costs rose, and at the same margins. As a percentage of sales, raw material costs were 370 basis points higher in this period, as compared to the prior year. In addition, in some of our markets, we experienced reduced profit margins due to a shift by some of our customers toward lower profit margin products.

     Total Operating Expenses

        Total operating expenses increased by $21.4 million, or 55.7%, from $38.4 million, for the first half of 1999, to $59.8 million, for the first half of 2000. Most of the increase resulted from three significant items, which accounted for $17.2 million of the $21.4 million increase. Excluding these three significant items, operating expenses as a percentage of net sales were 10.2% for the first half of 2000, compared with 10.6% for the first half of 1999.

     Costs relating to the Recapitalization constituted the first significant item affecting total operating expenses. We incurred $6.6 million of costs related to the Recapitalization. These costs consisted of long-term incentive compensation expense of $5.0 million, $0.6 million of incentive compensation under a "stay bonus" plan and transaction fees and expenses of $1.0 million. Under the provisions of our long-term incentive plans, certain incentive payments were due upon a "change of control" in our ownership. Because the Recapitalization was probable to occur and constituted a" change of control" under our long-term incentive plans, we accrued a liability for the long-term compensation due during the first quarter of 2000. These amounts were paid in second quarter.

        The second significant item affecting total operating expenses was noncash stock-based compensation expense. We incurred noncash stock-based compensation expense of $1.2 million related to outstanding options to purchase our Class C common stock. As a result of the Recapitalization, the stock options fully vested and became exercisable upon the consummation of the Recapitalization. The $1.2 million noncash stock-based compensation expense recognizes the accelerated vesting of all performance-based stock options based on the estimated per share purchase price implied in the Recapitalization. We incurred $0.3 million of noncash stock-based compensation expense in the first half of 1999.

        The third significant item affecting total operating expenses was our company-wide supply chain initiative discussed above. We incurred fees and expenses during the first half of 2000 totaling $9.7 million in connection with this initiative.

     Operating Income

        Operating income decreased by $19.1 million, or 49.5%, from $38.6 million, for the first half of 1999, to $19.5 million, for the first half of 2000, due to the factors discussed above. Excluding the three significant items described above, operating income decreased by $1.9 million, or 4.9%, from $38.6 million for the first half of 1999, to $36.7 million for the first half of 2000.

     Interest Expense

        Interest expense increased by $4.7 million, or 22.3%, from $21.1 million for the first half of 1999, to $25.8 million for the first half of 2000. The increase was due to additional interest expense as a result of increased levels of long-term debt incurred to finance the Recapitalization and higher interest rates in 2000 as compared to 1999.

LIQUIDITY AND CAPITAL RESOURCES

        Upon closing of the Recapitalization, we issued 220,000 Units (the "Units") consisting of $220.0 million principal amount of 13% Senior Subordinated Notes due 2010 (the "Notes") and Warrants (the "Note Warrants") to purchase 18,532 shares of common stock. The Notes were issued at a discount of approximately $5.9 million. The Units were issued in a transaction exempt from the registration requirements under the Securities Act of 1933. The Notes are unsecured. The Notes are subordinated to all of our existing and future senior debt, rank equally with any future senior subordinated debt and rank senior to any future subordinated debt. The Notes are guaranteed by some of our subsidiaries. The Note Warrants become exercisable on the occurrence of certain events (which will be no later than November 27, 2000) and mature on June 1, 2010.

        Upon closing of the offering of the Units and the Recapitalization, we purchased all of our outstanding $125.0 million principal amount of 9-1/8% Senior Subordinated Notes due 2007, refinanced all amounts outstanding under our prior credit facility (the "Prior Credit Facility") and replaced the Prior Credit Facility with amended and restated senior secured credit facilities (the "New Credit Facilities") with The Chase Manhattan Bank, Bankers Trust Company, The Bank of Nova Scotia and a syndicate of banking institutions. The New Credit Facilities consist of a $200.0 million senior secured tranche A facility, $40.0 million of which was made available to our principal Mexican subsidiary (the "Tranche A Facility"), a $280.0 million senior secured tranche B facility (the "Tranche B Facility") and a $100.0 million revolving credit facility (the "Revolving Credit Facility").

        Loans under the Revolving Credit Facility and the Tranche A Facility bear interest, at our option, at either Adjusted LIBOR plus 2.50% or ABR (as defined below) plus 1.50%, in each case subject to certain adjustments. Loans under the Tranche B Facility bear interest, at our option, at either Adjusted LIBOR plus 3.00% or ABR plus 2.00%. We may elect interest periods of one, two, three or six months for Adjusted LIBOR borrowings. Interest is calculated on the basis of actual days elapsed in a year of 360 days (or 365 or 366 days, as the case may be, in the case of ABR loans based on the Prime Rate) and interest is payable at the end of each interest period and, in any event, at least every three months. ABR is the Alternate Base Rate, which is the higher of Bankers Trust Company's Prime Rate or the Federal Funds Effective Rate plus _ of 1%. Adjusted LIBOR will at all times include statutory reserves.

        Our obligations under the New Credit Facilities are guaranteed by substantially all of our domestic subsidiaries and secured by substantially all of our domestic assets. The New Credit Facilities are also secured by a pledge of 65% of the capital stock of each of our foreign subsidiaries.

        The New Credit Facilities and the indenture relating to the Notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell our assets and engage in certain other activities. In addition, the New Credit Facilities require us to maintain certain financial ratios. Indebtedness under the New Credit Facilities is secured by substantially all of our assets, including our real and personal property, inventory, accounts receivable, intellectual property, and other intangibles.

     Net Cash Provided by Operating Activities

        Net cash provided by operating activities was $16.3 million for the first half of 2000, an increase of $7.7 million from the same period in 1999. The increase resulted primarily from decreases in trade accounts receivable, lower inventories in 2000 compared to 1999, and non-cash income statement items. The increase was offset by a decrease in net income during the first half of 2000 and an increase in income tax receivable.

     Net Cash Used in Investing Activities

        Net cash used in investing activities was $25.2 million for the first half of 2000, an increase of $8.1 million from the same period in 1999. In both periods, the expenditures were almost entirely for capital expenditures. Capital expenditures during the first half of 2000 were primarily for major expansion projects in our industrial films and specialty films product lines,for upgrading and installing equipment relocated from closed manufacturing facilities to other facilities, for upgrading our information systems, and for several new and carryover maintenance projects throughout our company. We expect capital expenditures to remain at approximately current levels in future periods.

     Net Cash Provided by Financing Activities

        Net cash provided by financing activities was $12.3 million for the first half of 2000, compared to $1.7 million for the same period in 1999. The activity in 2000 was higher as a result of the financial change caused by the Recapitalization.

     Liquidity

        As of June 30, 2000, we had approximately $127.0 million of working capital and approximately $93.0 million available under the New Credit Facilities, approximately $1.3 million of which was represented by outstanding letters of credit. As of June 30, 2000, the debt under the New Credit Facilities bore interest at a weighted average rate of 9.69%.

        As of June 30, 2000, we had $11.2 million in cash and cash equivalents, including $11.0 million held in our foreign subsidiaries. The effective tax rate of repatriating this money and future foreign earnings to the United States varies from approximately 40% to 65% depending on various U.S. and foreign tax factors, including each foreign subsidiary's country of incorporation. High effective repatriation tax rates may limit our ability to access cash and cash equivalents generated by our foreign operations for use in our United States operations, including to pay principal, premium, if any, and interest on the Notes and the New Credit Facilities. For the six months ended June 30, 2000, our foreign operations generated net income from continuing operations of $3.8 million.

        Interest expense on the New Credit Facilities and the Notes will significantly increase our liquidity requirements. We expect that cash flows from operating activities and available borrowings under the New Credit Facilities will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements, including debt service on the Notes and the New Credit Facilities. If we were to engage in a significant acquisition transaction, however, it may be necessary for us to restructure our existing credit arrangements.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING INFORMATION

        Certain information set forth in this report contains "forward-looking statements" within the meaning of federal securities laws. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions and other information that is not historical information. When used in this report, the words "estimates," "expects," "anticipates," "forecasts," "plans," "intends," "believes" and variations of such words or similar expressions are intended to identify forward-looking statements. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by us or on our behalf, are also expressly qualified by these cautionary statements.

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

        There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. These risks include, but are not limited to, our high degree of leverage and our ability to service indebtedness, restrictions under our New Credit Facilities and the indenture related to the Notes, fluctuations in the price of resins (our primary raw materials) and the availability of resin supplies, competition, customer relationships, changes in demand for our products, risks associated with acquisitions and risks associated with international operations. These risks and certain other uncertainties are discussed in more detail in the 1999 10-K and in our Registration Statement on Form S-4 (file no. 333-42008) filed with the Securities and Exchange Commission on July 21, 2000. There may also be other factors, including those discussed elsewhere in this report, that may cause our actual results to differ materially from the forward-looking statements. Any forward-looking statements should be considered in light of these factors.

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

        We enter into interest rate collar and swap agreements to manage interest rate market risks and commodity collar agreements to manage resin market risks. As of June 30, 2000, we had one interest rate collar agreement. We did not have any swap agreements or commodity collar agreements in place at June 30, 2000. The estimated fair market value of the interest rate collar was approximately $0.2 million. The interest rate collar was sold in July 2000 for approximately $0.2 million. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates and commodity prices applied to the agreements described above. The analysis indicated that such market movements would not have a material effect on our consolidated financial position, results of operations or cash flows. Factors that could impact the effectiveness of our hedging programs include the volatility of interest rates and commodity markets and the availability of hedging instruments in the future.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        As part of the Recapitalization, the Company issued and sold the following equity securities on May 31, 2000: (i) 317,306 shares of its common stock to Chase Domestic Investments, L.L.C., an affiliate of Chase Capital Partners, for approximately $153.3 million, (ii) 24,839 shares of its common stock to certain other institutional investors for approximately $12.0 million,
(iii) 52,000 shares of its senior cumulative exchangeable redeemable preferred stock and warrants to purchase 22,486 shares of its common stock to Chase Domestic Investments, L.L.C. for $52.0 million and (iv) 48,000 shares of its senior cumulative exchangeable redeemable preferred stock and warrants to purchase 20,756 shares of its common stock to certain other institutional investors for $48.0 million. The issuances and sales by the Company of the common stock, the preferred stock and the warrants were made in reliance on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 (the "Securities Act").

        On May 31, 2000, the Company also issued 220,000 units (the "Units")

consisting of $220.0 million principal amount of 13% senior subordinated notes due 2010 and warrants to purchase 18,532 shares of common stock to qualified institutional buyers as defined in Rule 144A under the Securities Act. The aggregate offering price for the Units was $220.0 million, less a discount of $5.9 million. We paid the initial purchasers Chase Securities Inc. and Deutsche Banc Alex Brown, fees of approximately $6.6 million in connection with the offering. The issuance and sale by the Company of the Units to the initial purchasers was made in reliance on the exemption from registration provided by Section 4(2) under the Securities Act.

        On May 31, 2000, the Company also issued 32,750 shares of restricted common stock, which are subject to time and performance vesting requirements, to certain members of its senior management under the terms of its 2000 stock-based incentive compensation plan. The Company received promissory notes in the aggregate amount of approximately $15.8 million as consideration from the purchasers. The issuance and sale by the Company of the restricted common stock to the members of its senior management was made in reliance on the exemptions from registration provided by Section 4(2) under the Securities Act and Rule 701 under the Securities Act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        By unanimous written consents, effective May 31, 2000, the Company's shareholders approved the Third Amended and Restated Articles of Incorporation of the Company, adopted Amended and Restated Bylaws of the Company, and adopted the Company's 2000 Stock Incentive Plan. Also by unanimous written consent, effective May 31, 2000, the Company's shareholders elected a new Board of Directors, consisting of Donald J. Hofmann, Jr., Timothy J. Walsh, John M.B. O'Connor, Richard D. Waters,Richard P. Durham, Jack E. Knott and Scott K. Sorensen.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


        (a)     The following exhibits are filed with this report.

        27      Financial Data Schedule


        (b) The Company filed a report on Form 8-K with the Securities and Exchange Commission on April 14, 2000 relating to the announcement by the Company that it had entered into the Recapitalization Agreement.

                The Company filed a report on Form 8-K with the Securities and Exchange Commission on June 14, 2000 relating to the consummation of the Recapitalization and the resulting change of control.

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


Date:  August 14, 2000

                                INDEX TO EXHIBITS

Exhibits
--------

   27      Financial Data Schedule.
