Form 10-Q
period 2000-09-30
PLIANT CORP
filed 2000-11-14
CIK 1049442

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    --------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ___________ to __________


                        Commission file number 333-40067


                               PLIANT CORPORATION
             (Exact name of registrant as specified in its charter)


            Utah                                       87-0496065
-------------------------------                   -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

                      2755 E. Cottonwood Parkway, Suite 400
                           Salt Lake City, Utah 84121
                                 (801) 993-8200

          (Address of principal executive offices and telephone number)

                         Huntsman Packaging Corporation
                                500 Huntsman Way
                           Salt Lake City, Utah 84108

              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]  No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On November 13, 2000, there were 574,006 outstanding shares of the registrant's Common Stock.

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999 (DOLLARS IN THOUSANDS)
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                                     September 30,      December 31,
                                                                                          2000              1999
                                                                                    --------------      ------------
ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                                        $  13,192         $   9,097
      Receivables, net of allowances of $1,363 and $2,115, respectively                  123,166           122,634
      Inventories                                                                         78,686            78,199
      Prepaid expenses and other                                                           4,021             2,644
      Income taxes receivable                                                             10,089             2,691
      Deferred income taxes                                                                7,800             5,408
                                                                                       ---------         ---------
           Total current assets                                                          236,954           220,673

PLANT AND EQUIPMENT, net                                                                 332,484           314,452

INTANGIBLE ASSETS, net                                                                   208,102           214,956

OTHER ASSETS                                                                              29,975            18,942
                                                                                       ---------         ---------
TOTAL ASSETS                                                                           $ 807,515         $ 769,023
                                                                                       =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Current portion of long-term debt                                                    6,488            17,120
      Trade accounts payable                                                           $  88,538         $  60,056
      Accrued liabilities                                                                 45,000            34,936
      Due to affiliates                                                                                      4,715
                                                                                       ---------         ---------
           Total current liabilities                                                     140,026           116,827

LONG-TERM DEBT, net of current portion                                                   678,158           493,262

OTHER LIABILITIES                                                                         23,130            13,983

DEFERRED INCOME TAXES                                                                     47,460            51,363
                                                                                       ---------         ---------
           Total liabilities                                                             888,774           675,435
                                                                                       ---------         ---------

REDEEMABLE COMMON STOCK - Class C nonvoting, no par value; 60,000 shares authorized; 49,511 shares outstanding, net of related stockholders'
         notes receivable of $2,795 in 1999                                                                  2,926
                                                                                       ---------         ---------
REDEEMABLE PREFERRED STOCK - 200,000 shares authorized, 100,000 shares outstanding and designated as Series A, no par value, with a
      redemption and liquidation value of $1,000 per share in 2000                        80,512
                                                                                       ---------         ---------
STOCKHOLDERS' EQUITY (DEFICIT):
      Common stock - Class A voting, no par value; 1,200,000 shares authorized,
           1,000,001 shares outstanding in 1999                                                             63,161
      Common stock - Class B voting, no par value; 10,000 shares authorized,
           6,999 shares outstanding in 1999                                                                    515
      Common stock - no par value; 10,000,000 shares authorized, 574,006
           shares outstanding in 2000                                                    108,656
      Warrants                                                                            26,500
      Retained earnings (deficit)                                                       (271,400)           32,042
      Stockholders' notes receivable                                                     (19,440)             (299)
      Cumulative foreign currency translation adjustment                                  (6,087)           (4,757)
                                                                                       ---------         ---------
           Total stockholders' equity (deficit)                                         (161,771)           90,662
                                                                                       ---------         ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                   $ 807,515         $ 769,023
                                                                                       =========         =========

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------

                                                    Three Months Ended                   Nine Months Ended
                                                       September 30,                       September 30,
                                                 ---------------------------         ---------------------------
                                                   2000              1999              2000              1999
                                                 ---------         ---------         ---------         ---------
SALES - Net                                      $ 202,842         $ 200,529         $ 619,327         $ 561,765

COST OF SALES                                      168,586           161,335           505,812           445,506
                                                 ---------         ---------         ---------         ---------
      Gross profit                                  34,256            39,194           113,515           116,259
                                                 ---------         ---------         ---------         ---------
OPERATING EXPENSES:
      Administration and other                      12,283            11,393            49,873            34,502
      Sales and marketing                            6,867             6,324            20,159            18,811
      Research and development                       1,212             1,367             3,419             4,228
      Compensation and transaction costs
           related to recapitalization               2,405                               9,031
      Plant closing costs                                              2,497                               2,497
                                                 ---------         ---------         ---------         ---------

           Total operating expenses                 22,767            21,581            82,482            60,038
                                                 ---------         ---------         ---------         ---------
OPERATING INCOME                                    11,489            17,613            31,033            56,221

INTEREST EXPENSE                                   (21,087)          (11,216)          (46,935)          (32,273)

OTHER INCOME (EXPENSE) - Net                           (25)              514              (183)              323
                                                 ---------         ---------         ---------         ---------
INCOME (LOSS) BEFORE INCOME TAXES
     AND EXTRAORDINARY LOSS                         (9,623)            6,911           (16,085)           24,271

INCOME TAX PROVISION (BENEFIT)                      (3,083)            2,790            (2,102)           10,721
                                                 ---------         ---------         ---------         ---------

INCOME (LOSS) BEFORE
     EXTRAORDINARY LOSS                             (6,540)            4,121           (13,983)           13,550

EXTRAORDINARY LOSS
    (net of income tax benefit of $7,500)                                              (11,250)
                                                 ---------         ---------         ---------         ---------
NET INCOME (LOSS)                                $  (6,540)        $   4,121         $ (25,233)        $  13,550
                                                 =========         =========         =========         =========



See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------

                                                                              2000              1999
                                                                           ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                    $ (25,233)        $  13,550
      Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
           Depreciation and amortization                                      28,707            25,866
           Deferred income taxes                                              (4,209)            4,661
           Reduction in provision for losses on accounts receivable             (752)             (960)
           Noncash compensation expense                                        1,223               270
           Provision for write-down of long-term assets                                          1,370
           Loss on disposal of assets                                            474               102
           Extraordinary loss                                                 11,250
           Changes in assets and liabilities:
                Receivables                                                      313           (25,884)
                Inventories                                                     (487)          (11,285)
                Prepaid expenses and other                                    (1,377)              643
                Other assets                                                   2,181             2,206
                Trade accounts payable                                        28,482             9,435
                Accrued liabilities                                           10,120             1,353
                Due to affiliates                                             (4,715)           (2,270)
                Income taxes receivable                                       (1,909)            3,786
                Other liabilities                                              4,479             2,449
                                                                           ---------         ---------
                     Net cash provided by operating activities                48,547            25,292
                                                                           ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sale of assets                                                                  40
      Capital expenditures for plant and equipment                           (40,080)          (25,719)
                                                                           ---------         ---------
                     Net cash used in investing activities                   (40,080)          (25,679)
                                                                           ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Payment of capitalized loan fees                                       (21,928)
      Payment of fees from tender offer                                      (10,055)
      Redemption of common stock                                            (314,034)
      Net proceeds from issuance of stock and net change in
        related stockholders' notes receivables                              161,255             1,032
      Principal payments on borrowings                                      (517,494)           (8,395)
      Proceeds from issuance of long-term debt                               699,508               328
                                                                           ---------         ---------
                     Net cash used in financing activities                    (2,748)           (7,035)
                                                                           ---------         ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
      AND CASH EQUIVALENTS                                                    (1,624)            1,882
                                                                           ---------         ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           4,095            (5,540)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD                             9,097            19,217
                                                                           ---------         ---------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD                               $  13,192         $  13,677
                                                                           =========         =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

      Cash paid (received) during the period for:
           Interest                                                        $  34,661         $  24,263
                                                                           =========         =========
           Income taxes                                                    $     986         $  (2,906)
                                                                           =========         =========

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.      BASIS OF PRESENTATION

        The accompanying condensed consolidated financial statements have been prepared, without audit, in accordance with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. The information reflects all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows of Pliant Corporation and its subsidiaries ("Pliant" or the "Company") as of the dates and for the periods presented. Results of operations for the interim periods are not necessarily indicative of results of operations to be expected for the full fiscal year.

        Certain information in footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.


2.      RECAPITALIZATION

        On March 31, 2000, we, together with our then existing stockholders, entered into an agreement (the "Recapitalization Agreement") with Chase Domestic Investments, L.L.C., a newly formed Delaware limited liability company ("Investor L.L.C."), and an affiliate of Chase Capital Partners ("CCP"), whereby Investor L.L.C. agreed to acquire majority ownership in the Company in a recapitalization transaction.

        Pursuant to the Recapitalization Agreement, we redeemed all of the shares of our common stock held by Jon M. Huntsman, our founder, then majority stockholder and then Chairman of the Board (the "Equity Redemption") for approximately $314.0 million. Investor L.L.C. purchased approximately one-half of the shares of our common stock held collectively by The Christena Karen H. Durham Trust (the "Trust") and by members of our senior management (the "Management Investors") for approximately $101.8 million. Investor L.L.C. and certain other institutional investors also purchased (the "Investor Common Equity Contribution") shares of common stock directly from us for approximately $63.5 million. The Trust and the Management Investors retained approximately one-half of the shares of our common stock collectively owned by them prior to the recapitalization. In addition, we issued to Investor L.L.C. and certain other institutional investors a new series of senior cumulative exchangeable redeemable preferred stock (the "New Preferred Stock") and detachable warrants for our common stock (the "New Preferred Stock Warrants") for net consideration of approximately $98.5 million, of which approximately $80.0 was allocated to the New Preferred Stock and $18.5 million was allocated to the New Preferred Stock Warrants, based on the relative fair market values of the instruments. The foregoing transactions are collectively referred to as the "Recapitalization." The Recapitalization was consummated on May 31, 2000. The total consideration paid in the Recapitalization was approximately $1.1 billion, including transaction costs.

        At September 30, 2000, Investor L.L.C. owned approximately 55.3% of our outstanding common stock, certain other institutional investors owned approximately 4.3% of our outstanding common stock, and the Trust, the Management Investors and certain of our officers owned approximately 40.4% of our outstanding common stock.

        We incurred $2.4 million and $9.0 million of fees and expenses in connection with the Recapitalization in the three and nine month periods ended September 30, 2000, respectively, and these fees and expenses are included in "compensation and transaction costs related to recapitalization" in the accompanying condensed consolidated statement of income. The accounting for the Recapitalization did not result in changes to the historical cost presentation of our assets and liabilities.

        In connection with the Recapitalization, we purchased all of our outstanding $125.0 million principal amount of 9-1/8% Senior Subordinated Notes due 2007 (the "9-1/8% Notes") pursuant to a tender offer (the "Tender Offer") and discharged our obligations under the related indenture.

        Upon closing of the Recapitalization, we issued 220,000 Units (the "Units") consisting of $220.0 million principal amount of 13% Senior Subordinated Notes due 2010 (the "Notes") and Warrants (the "Note Warrants") to purchase 18,532 shares of common stock. The Senior Subordinated Notes were issued at a discount of approximately $5.9 million and we allocated approximately $8.0 million to Note Warrants and approximately $206.1 million to Notes based on the relative fair market values of each instrument. The discount and the amount allocated to the Note Warrants are being amortized over the life of the Notes. The Units were issued in a transaction exempt from the registration requirements under the Securities Act of 1933. The Notes are unsecured. The Notes are subordinated to all of our existing and future senior debt, rank equally with any future senior subordinated debt and rank senior to any future subordinated debt. The Notes are guaranteed by some of our subsidiaries. The Note Warrants became exercisable on August 29, 2000, and mature on June 1, 2010.

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

        Included in extraordinary loss is a $5.25 million charge (net of tax) for the write off of capitalized loan fees associated with the 9-1/8% Notes and the Prior Credit Facility and a $6.0 million charge (net of tax) for the Tender Offer payment to the holders of the 9-1/8% Notes.

        Long-term debt outstanding as of September 30, 2000 consists of the following (amounts in thousands):

        New Credit Facilities:
               Tranche A Facility                               $ 196,000
               Tranche B Facility                                 280,000
        Notes (net of original issue discount and
               Note Warrants being amortized of $13,671)          206,329
        Obligations under capital leases                              405
        Insurance obligations                                       1,912
                                                                ---------
        Total                                                     684,646
        Less current portion                                       (6,488)
                                                                ---------
        Long-term portion                                       $ 678,158
                                                                =========

On October 9, 2000, we changed our name to Pliant Corporation, as required by the Recapitalization Agreement.


3.      INVENTORIES

        Inventories are valued at the lower of cost (using the first-in, first-out method) or market value. Inventories as of September 30, 2000 and December 31, 1999 consisted of the following (in thousands):

                         September 30,      December 31,
                             2000               1999
                         -------------      ------------
Finished goods             $46,489            $41,408
Raw materials               24,366             28,910
Work-in-process              7,831              7,881
                           -------            -------
Total                      $78,686            $78,199
                           =======            =======


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


5.      COMPREHENSIVE INCOME (LOSS)

        The following table reports comprehensive income (loss) for the three and nine months ended September 30, 2000 and 1999 (in thousands).

                                                   Three Months Ended                Nine Months Ended
                                                      September 30,                    September 30,
                                                -------------------------        -------------------------
                                                  2000             1999            2000             1999
                                                --------         --------        --------         --------
Net income (loss)                               $ (6,540)        $  4,121        $(25,233)        $ 13,550
Foreign currency translation adjustments             730            1,364          (1,330)           1,824
                                                --------         --------        --------         --------
Comprehensive income (loss)                     $ (5,810)        $  5,485        $(26,563)        $ 15,374
                                                ========         ========        ========         ========


6.      OPERATING SEGMENTS

        Operating segments are components of the Company for which separate financial information is available that is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing performance. This information is reported on the same basis that is used internally for evaluating segment performance.

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

        Segment profit or loss and segment assets as of and for the three months ended September 30, 2000 and 1999 are presented in the following table (in thousands):

                                    DESIGN        INDUSTRIAL     SPECIALTY      CORPORATE/
                                    PRODUCTS        FILMS          FILMS          OTHER           TOTAL
                                   ---------      ---------      ---------      ---------       ---------
2000
Net sales to customers             $  53,626      $  41,319      $ 107,897      $               $ 202,842
Intersegment sales                       878          1,329          1,927         (4,134)
                                   ---------      ---------      ---------      ---------       ---------
Total net sales                       54,504         42,648        109,824         (4,134)        202,842
Depreciation and amortization
                                       2,262          1,238          5,212            947           9,659
Interest expense                         902             89          4,327         15,769          21,087
Segment profit (loss)                  4,334          3,719          5,338        (20,609)         (7,218)
Transaction costs                                                                   2,405           2,405
Segment total assets                 177,510         91,042        447,991         90,972         807,515
Capital expenditures                   4,782          1,262          4,482          4,369          14,895

1999
Net sales to customers                43,534         38,765        118,230                        200,529
Intersegment sales                     2,881          1,425          1,360         (5,666)
                                   ---------      ---------      ---------      ---------       ---------
Total net sales                       46,415         40,190        119,590         (5,666)        200,529
Depreciation and amortization
                                       2,078          1,148          4,764            983           8,973
Interest expense                         895             88          3,486          6,747          11,216
Segment profit                         1,739          2,893         14,919        (10,143)          9,408
Plant closing costs                    2,497                                                        2,497
Segment total assets                 160,586         96,343        445,019         60,346         762,294
Capital expenditures                     973          1,330          5,416            884           8,603

       Segment profit or loss for the nine months ended September 30, 2000 and 1999 are presented in the following table (in thousands):

                                    DESIGN        INDUSTRIAL     SPECIALTY      CORPORATE/
                                    PRODUCTS        FILMS          FILMS          OTHER           TOTAL
                                   ---------      ---------      ---------      ---------       ---------
2000
Net sales to customers             $ 155,945      $ 122,119      $ 341,263      $               $ 619,327
Intersegment sales                     3,655          4,051          6,100        (13,806)
                                   ---------      ---------      ---------      ---------       ---------
Total net sales                      159,600        126,170        347,363        (13,806)        619,327
Depreciation and amortization
                                       6,699          3,747         15,539          2,722          28,707
Interest expense                       2,681            263         12,204         31,787          46,935
Segment profit (loss)                 10,849         12,845         27,230        (57,978)         (7,054)
Transaction costs                                                                   9,031           9,031
Capital expenditures                   8,986          6,794         15,977          8,323          40,080

1999
Net sales to customers               122,017        110,046        329,702                        561,765
Intersegment sales                     5,356          2,265          3,918        (11,539)
                                   ---------      ---------      ---------      ---------       ---------
Total net sales                      127,373        112,311        333,620        (11,539)        561,765
Depreciation and amortization
                                       5,929          3,417         14,029          2,491          25,866
Interest expense                       2,473            262         10,265         19,273          32,273
Segment profit                         5,740         11,600         43,093        (33,665)         26,768
Plant closing costs                    2,497                                                        2,497
Capital expenditures                   4,958          4,724         13,307          2,730          25,719

A reconciliation of the totals reported for the operating segments to our totals reported in the consolidated condensed financial statements is as follows (in thousands):

                                                                2000                            1999
                                                                ----                            ----
                                                       3 months       9 months        3 months        9 months
                                                      ---------       ---------       ---------       ---------
     PROFIT OR LOSS
     Total profit for reportable segments             $  13,391       $  50,924       $  19,551       $  60,433
     Transaction costs                                   (2,405)         (9,031)
     Plant closing costs                                                                 (2,497)         (2,497)
     Unallocated amounts:
        Corporate expenses                               (4,840)        (26,191)         (3,396)        (14,392)
        Interest expense                                (15,769)        (31,787)         (6,747)        (19,273)
                                                      ---------       ---------       ---------       ---------
        Income before taxes and
           extraordinary loss                         $  (9,623)      $ (16,085)      $   6,911       $  24,271
                                                      =========       =========       =========       =========

                                                                         As of September 30,
                                                                         2000            1999
                                                                      ---------       ---------
     ASSETS
     Total assets for reportable segments                             $ 716,543       $ 701,948
     Intangible assets not allocated to segments                         15,183          16,494
     Other unallocated assets                                            75,789          43,852
                                                                      ---------       ---------
           Total consolidated assets                                  $ 807,515       $ 762,294
                                                                      =========       =========

7.      STOCK OPTIONS AND RESTRICTED STOCK

        During 1998, our board of directors adopted the 1998 Pliant Corporation Stock Option Plan. The 1998 plan authorized grants of nonqualified stock options covering up to 41,956 shares of our nonvoting Class C common stock. During 1998, we granted options covering a total of 41,956 shares under the 1998 plan. Options covering 5,244 shares were subsequently canceled. In addition, outstanding options covering 26,223 shares under the 1998 plan were canceled on February 22, 1999 in connection with the sale of 26,223 shares of Class C common stock to certain members of our senior management. Options covering a total of 8,902 shares issued under the 1998 Plan were "rolled-over" in the Recapitalization.

        Pursuant to the Recapitalization, we adopted a 2000 stock-based incentive compensation plan. The 2000 plan became effective as of the consummation of the Recapitalization and authorizes grants to our management employees as designated by the compensation committee of our board of directors of nonqualified stock options or restricted stock covering 51,010 shares of our common stock. As of September 30, 2000, we had granted restricted stock covering 32,750 shares of common stock and options to acquire 15,435 shares of common stock. The options or restricted common stock will vest as follows: (1) one-sixth are "time-vested" options or shares, which will vest on January 1, 2001, so long as the recipient is still our employee on such date, and (2) the remainder are "performance vested" options or shares, which will vest in equal increments over a five-year period commencing on December 31, 2000 as follows: (a) vesting in full, if 100% or more of the applicable target market value of equity is achieved as of the end of the applicable calendar year and (b) partial vesting if more than 90% of the applicable target market value of equity is achieved as of the end of the applicable calendar year. Moreover, all performance vested options or shares not previously vested in accordance with the preceding sentence will vest automatically in full on December 31, 2009 so long as the recipient is still our employee on such date.

8.      CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

        The following condensed consolidating financial statements present, in separate columns, financial information for (i) Pliant (on a parent only basis), with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries (as specified in the Indenture, dated May 31, 2000 (the "Indenture") relating to Pliant's $220 million senior subordinated notes due 2010 (the "Notes")) on a combined basis, with any investments in non-guarantor subsidiaries specified in the Indenture recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for Pliant and its subsidiaries on a consolidated basis, and (v) Pliant on a consolidated basis, in each case as of September 30, 2000 and December 31, 1999 and for the three and nine months ended September 30, 2000 and 1999. The Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary and each guarantor subsidiary is wholly owned, directly or indirectly, by Pliant. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to Pliant.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2000 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------


                                                           PLIANT          COMBINED        COMBINED                     CONSOLIDATED
                                                         CORPORATION      GUARANTOR      NON-GUARANTOR                     PLIANT
                                                         PARENT ONLY     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CORPORATION
                                                         -----------     ------------    ------------    ------------    -----------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                              $   7,090       $      20       $   6,082                       $  13,192
   Receivables - net                                         79,548          25,966          17,652                         123,166
   Inventories                                               56,367          14,290           8,029                          78,686
   Income taxes receivable                                   10,436             136            (483)                         10,089
   Deferred income taxes                                      9,116             426          (1,742)                          7,800
   Prepaid expenses and other                                 2,513             505           1,003                           4,021
                                                          ---------       ---------       ---------                       ---------
       Total current assets                                 165,070          41,343          30,541                         236,954
PLANT AND EQUIPMENT - Net                                   201,693          84,988          45,803                         332,484
INTANGIBLE ASSETS - Net                                      50,862         139,489          17,751                         208,102
INVESTMENT IN SUBSIDIARIES                                   67,320                                       $ (67,320)
OTHER ASSETS                                                 27,562             144           2,269                          29,975
                                                          ---------       ---------       ---------       ---------       ---------
TOTAL ASSETS                                              $ 512,507       $ 265,964       $  96,364       $ (67,320)      $ 807,515
                                                          =========       =========       =========       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
   Current portion of long-term debt                          6,038                             450                           6,488
   Trade accounts payable                                 $  61,573       $  14,489       $  12,476                       $  88,538
   Accrued liabilities                                       36,669           2,679           5,652                          45,000
   Due to (from) affiliates                                 (12,590)         18,804          (6,214)
                                                          ---------       ---------       ---------                       ---------
      Total current liabilities                              91,690          35,972          12,364                         140,026
LONG-TERM DEBT - Net of current portion                     454,704         184,000          39,454                         678,158
OTHER LIABILITIES                                            20,309           1,431           1,390                          23,130
DEFERRED INCOME TAXES                                        27,063          18,465           1,932                          47,460
                                                          ---------       ---------       ---------                       ---------
      Total liabilities                                     593,766         239,868          55,140                         888,774
                                                          ---------       ---------       ---------                       ---------
REDEEMABLE PREFERRED STOCK                                   80,512                                                          80,512
                                                          ---------                                                       ---------
STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock                                             108,656          20,377          29,241       $ (49,618)        108,656
   Warrants                                                  26,500                                                          26,500
   Retained earnings (deficit)                             (271,400)          5,730          16,554         (22,284)       (271,400)
   Stockholders' note receivable                            (19,440)                                                        (19,440)
   Foreign currency translation adjustment                   (6,087)            (11)         (4,571)          4,582          (6,087)
                                                          ---------       ---------       ---------       ---------       ---------
      Total stockholders' equity (deficit)                 (161,771)         26,096          41,224         (67,320)       (161,771)
                                                          ---------       ---------       ---------       ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)      $ 512,507       $ 265,964       $  96,364       $ (67,320)      $ 807,515
                                                          =========       =========       =========       =========       =========

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 1999 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                   COMBINED
                                                   PLIANT          COMBINED          NON-                       CONSOLIDATED
                                                 CORPORATION      GUARANTOR       GUARANTOR                        PLIANT
                                                (PARENT ONLY)    SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS    CORPORATION
                                                 -----------     ------------    ------------   ------------    -----------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                      $   1,212       $     536       $   7,349                      $   9,097
   Receivables, net                                  75,053          27,238          20,343                        122,634
   Inventories                                       56,646          13,560           7,993                         78,199
   Income taxes receivable                            3,486             212          (1,007)                         2,691
   Deferred income taxes                              6,715             426          (1,733)                         5,408
   Prepaid expenses and other                         2,127             101             416                          2,644
                                                  ---------       ---------       --------                       ---------
       Total current assets                         145,239          42,073          33,361                        220,673
PLANT AND EQUIPMENT, net                            184,444          83,742          46,266                        314,452
INTANGIBLE ASSETS, net                               52,676         143,836          18,444                        214,956
INVESTMENT IN SUBSIDIARIES                           61,533                                       $(61,533)
OTHER ASSETS                                         16,593             144           2,205                         18,942
                                                  ---------       ---------       ---------       --------       ---------
TOTAL ASSETS                                      $ 460,485       $ 269,795       $ 100,276       $(61,533)      $ 769,023
                                                  =========       =========       =========       ========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt                 13,464                           3,656                         17,120
   Trade accounts payable                         $  39,293       $  10,780       $   9,983                      $  60,056
   Accrued liabilities                               25,238           3,468           6,230                         34,936
   Due to (from) affiliates                         (19,737)         27,781          (3,329)                         4,715
                                                  ---------       ---------       ---------                      ---------
      Total current liabilities                      58,258          42,029          16,540                        116,827
LONG-TERM DEBT, net of current portion              267,107         184,000          42,155                        493,262
OTHER LIABILITIES                                    10,741           1,733           1,509                         13,983
DEFERRED INCOME TAXES                                30,791          18,465           2,107                         51,363
                                                  ---------       ---------       ---------                      ---------
      Total liabilities                             366,897         246,227          62,311                        675,435
                                                  ---------       ---------       ---------                      ---------

REDEEMABLE COMMON STOCK                               2,926                                                          2,926
                                                  ---------                                                      ---------

STOCKHOLDERS' EQUITY:
   Common stock                                      63,676          20,377          29,241       $(49,618)         63,676
   Retained earnings                                 32,042           3,184          11,949        (15,133)         32,042
   Shareholder note receivable                         (299)                                                          (299)
   Cumulative foreign currency
    translation adjustments                          (4,757)              7          (3,225)         3,218          (4,757)
                                                  ---------       ---------       ---------       --------       ---------
      Total stockholders' equity                     90,662          23,568          37,965        (61,533)         90,662
                                                  ---------       ---------       ---------       --------       ---------
TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                        $ 460,485       $ 269,795       $ 100,276       $(61,533)      $ 769,023
                                                  =========       =========       =========       ========       =========

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------


                                           Pliant          Combined          Combined                           Consolidated
                                         Corporation       Guarantor       Non-Guarantor                           Pliant
                                        (Parent Only)     Subsidiaries     Subsidiaries       Eliminations       Corporation
                                         -----------      ------------     ------------       ------------       -----------
SALES - Net                               $ 135,946         $  43,083         $  27,947         $  (4,134)        $ 202,842
COST OF SALES                               116,341            35,085            21,294            (4,134)          168,586
                                          ---------         ---------         ---------         ---------         ---------

    Gross profit                             19,605             7,998             6,653                              34,256
OPERATING EXPENSES                           16,209             3,836             2,722                              22,767
                                          ---------         ---------         ---------                           ---------

OPERATING INCOME                              3,396             4,162             3,931                              11,489
INTEREST EXPENSE                            (15,775)           (4,322)             (990)                            (21,087)
EQUITY IN EARNINGS OF SUBSIDIARIES            1,177                                                (1,177)
OTHER INCOME                                   (453)               16               412                                (25)
                                          ---------         ---------         ---------         ---------         ---------

INCOME (LOSS) BEFORE INCOME TAXES           (11,655)             (144)            3,353            (1,177)           (9,623)
INCOME TAX PROVISION (BENEFIT)               (5,115)              525             1,507                              (3,083)
                                          ---------         ---------         ---------         ---------         ---------

NET INCOME (LOSS)                         $  (6,540)        $    (669)        $   1,846         $  (1,177)        $  (6,540)
                                          =========         =========         =========         =========         =========

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------

                                           Pliant          Combined           Combined                         Consolidated
                                         Corporation       Guarantor        Non-Guarantor                         Pliant
                                        (Parent Only)    Subsidiaries       Subsidiaries      Eliminations     Corporation
                                         -----------     ------------       ------------      ------------     -----------
SALES - Net                               $ 136,714         $  42,068          $ 27,413         $ (5,666)        $ 200,529
COST OF SALES                               115,376            30,860            20,765           (5,666)          161,335
                                          ---------         ---------         ---------         --------         ---------

    Gross profit                             21,338            11,208             6,648                             39,194
OPERATING EXPENSES                           13,193             3,265             5,123                             21,581
                                          ---------         ---------         ---------         --------         ---------

OPERATING INCOME                              8,145             7,943             1,525                             17,613
INTEREST EXPENSE                             (6,780)           (3,480)             (956)                           (11,216)
EQUITY IN EARNINGS OF SUBSIDIARIES            2,724                                               (2,724)
OTHER INCOME                                    122               (24)              416                                514
                                          ---------         ---------         ---------         --------         ---------

INCOME BEFORE INCOME TAXES                    4,211             4,439               985           (2,724)            6,911
INCOME TAX PROVISION                             90             2,345               355                              2,790
                                          ---------         ---------         ---------         --------         ---------

NET INCOME                                $   4,121         $   2,094         $     630         $ (2,724)        $   4,121
                                          =========         =========         =========         ========         =========

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------

                                                Pliant          Combined           Combined                           Consolidated
                                              Corporation       Guarantor        Non-Guarantor                          Pliant
                                             (Parent Only)     Subsidiaries      Subsidiaries       Eliminations      Corporation
                                             -------------     ------------      ------------       ------------      -----------
SALES - Net                                    $ 406,857         $ 145,029         $  81,247         $  (13,806)        $ 619,327
COST OF SALES                                    343,252           114,188            62,178            (13,806)          505,812
                                               ---------         ---------         ---------         ----------         ---------

    Gross profit                                  63,605            30,841            19,069                              113,515
OPERATING EXPENSES                                62,923            11,115             8,444                               82,482
                                               ---------         ---------         ---------                            ---------

OPERATING INCOME                                     682            19,726            10,625                               31,033
INTEREST EXPENSE                                 (31,804)          (12,185)           (2,946)                             (46,935)
EQUITY IN EARNINGS OF SUBSIDIARIES                 7,401                                                 (7,401)
OTHER INCOME (EXPENSE)                              (796)             (395)            1,008                                 (183)
                                               ---------         ---------         ---------         ----------         ---------

INCOME (LOSS) BEFORE INCOME TAXES
  AND EXTRAORDINARY LOSS
                                                 (24,517)            7,146             8,687             (7,401)          (16,085)
INCOME TAX PROVISION (BENEFIT)                   (10,534)            4,600             3,832                               (2,102)
                                               ---------         ---------         ---------         ----------         ---------
INCOME (LOSS) BEFORE EXTRAORDINARY LOSS
                                                 (13,983)            2,546             4,855             (7,401)          (13,983)
EXTRAORDINARY LOSS                               (11,250)                                                                 (11,250)
                                               ---------         ---------         ---------         ----------         ---------

NET INCOME (LOSS)                              $ (25,233)        $   2,546         $   4,855         $   (7,401)        $ (25,233)
                                               =========         =========         =========         ==========         =========

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------


                                           Pliant          Combined           Combined                           Consolidated
                                         Corporation       Guarantor        Non-Guarantor                          Pliant
                                        (Parent Only)     Subsidiaries      Subsidiaries       Eliminations      Corporation
                                        -------------     ------------      ------------       ------------      -----------
SALES - Net                               $ 382,863         $ 114,921         $  75,520         $ (11,539)        $ 561,765
COST OF SALES                               316,822            83,418            56,805           (11,539)          445,506
                                          ---------         ---------         ---------         ---------         ---------

    Gross profit                             66,041            31,503            18,715                             116,259
OPERATING EXPENSES                           41,533             8,634             9,871                              60,038
                                          ---------         ---------         ---------                           ---------

OPERATING INCOME                             24,508            22,869             8,844                              56,221
INTEREST EXPENSE                            (19,319)          (10,241)           (2,713)                            (32,273)
EQUITY IN EARNINGS OF SUBSIDIARIES           10,356                                               (10,356)
OTHER INCOME  (EXPENSE)                        (308)              (36)              667                                 323
                                          ---------         ---------         ---------         ---------         ---------

INCOME BEFORE INCOME TAXES                   15,237            12,592             6,798           (10,356)           24,271
INCOME TAX PROVISION                          1,687             6,460             2,574                              10,721
                                          ---------         ---------         ---------         ---------         ---------

NET INCOME                                $  13,550         $   6,132         $   4,224         $ (10,356)        $  13,550
                                          =========         =========         =========         =========         =========

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------


                                                        Pliant       Combined         Combined                         Consolidated
                                                     Corporation     Guarantor       Non-Guarantor                        Pliant
                                                     Parent Only    Subsidiaries     Subsidiaries     Eliminations      Corporation
                                                     -----------    ------------     ------------     ------------      -----------
CASH FLOWS PROVIDED BY
     OPERATING ACTIVITIES                             $  32,163       $   7,019        $   9,365                         $  48,547
                                                      ---------       ---------        ---------                         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures for plant and equipment         (30,262)         (7,517)          (2,301)                          (40,080)
                                                      ---------       ---------        ---------                         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of capitalized loan fees                     (21,928)                                                           (21,928)
   Payment of fees from tender offer                    (10,055)                                                           (10,055)
   Redemption of common stock                          (314,034)                                                          (314,034)
   Proceeds from issuance of common stock and net
     change in related stockholders' notes
     receivables                                        161,255                                                            161,255
   Proceeds from issuance of (payments on)
     long-term debt                                     187,921                           (5,907)                          182,014
                                                      ---------                        ---------                         ---------
     Net cash provided by (used in) financing
     activities                                           3,159                           (5,907)                           (2,748)
                                                      ---------                        ---------                         ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
   EQUIVALENTS                                              818             (18)          (2,424)                           (1,624)
                                                      ---------       ---------        ---------                         ---------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                  5,878            (516)          (1,267)                            4,095
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE
   PERIOD                                                 1,212             536            7,349                             9,097
                                                      ---------       ---------        ---------                         ---------
CASH AND CASH EQUIVALENTS AT
    END OF THE PERIOD                                 $   7,090       $      20        $   6,082                         $  13,192
                                                      =========       =========        =========                         =========

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------


                                                        Pliant          Combined         Combined                     Consolidated
                                                      Corporation       Guarantor       Non-Guarantor                   Pliant
                                                      Parent Only      Subsidiaries     Subsidiaries   Eliminations   Corporation
                                                      -----------      ------------     ------------   ------------   -----------
CASH FLOWS PROVIDED BY
     OPERATING ACTIVITIES                               $  6,718         $ 15,147         $  3,427                     $ 25,292
                                                        --------         --------         --------                     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of assets                               32                8                                            40
   Capital expenditures for plant and equipment          (17,955)          (5,428)          (2,336)                     (25,719)
                                                        --------         --------         --------                     --------
     Net cash used in investing activities               (17,923)          (5,420)          (2,336)                     (25,679)
                                                        --------         --------         --------                     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                  1,032                                                          1,032
   Proceeds from issuance of (payments on)
     long-term debt                                        3,820          (10,200)          (1,687)                      (8,067)
                                                        --------         --------         --------                     --------
     Net cash provided by (used in) financing
     activities                                            4,852          (10,200)          (1,687)                      (7,035)
                                                        --------         --------         --------                     --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
   EQUIVALENTS                                              (216)                            2,098                        1,882
                                                        --------         --------         --------                     --------
NET INCREASE (DECREASE)  IN CASH
    AND CASH EQUIVALENTS                                  (6,569)            (473)           1,502                       (5,540)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE
   PERIOD                                                  7,381              525           11,311                       19,217
                                                        --------         --------         --------                     --------
CASH AND CASH EQUIVALENTS AT
    END OF THE PERIOD                                   $    812         $     52         $ 12,813                     $ 13,677
                                                        ========         ========         ========                     ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 10-K") and our Registration Statement on Form S-4 (file no. 333-42008), which was declared effective by the Securities and Exchange Commission on August 29, 2000. This section contains certain "forward-looking statements" within the meaning of federal securities laws. These forward-looking statements involve risks and uncertainties, including statements regarding our plans, objectives, goals, strategies and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under "Cautionary Statement for Forward-Looking Information" below and elsewhere in this report.

GENERAL

        On May 31, 2000, we consummated a recapitalization (the "Recapitalization") pursuant to an agreement dated March 31, 2000 among us, our then existing shareholders and Chase Domestic Investments, L.L.C., an affiliate of Chase Capital Partners. The Recapitalization was valued at approximately $1.1 billion, including transaction costs. See Note 2 to the consolidated financial statements included elsewhere in this report for a discussion of the transactions that occurred in connection with the Recapitalization and the related financing thereof.

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

        We intend to implement certain cost saving initiatives during the fourth quarter of 2000. These include closure of our Dallas, Texas facility, a reduction in production and workforce at our Harrington, Delaware and Birmingham, Alabama facilities, and a company-wide reduction in workforce of approximately 50 salaried positions. We estimate a restructure charge in the fourth quarter of 2000, of which we estimate approximately $5 million will consist of a cash charge. We estimate annual savings of approximately $12 million from these actions.

RESULTS OF OPERATIONS

        The following table sets forth net sales and expenses, and such amounts as a percentage of net sales, for the three and nine months ended September 30, 2000 and 1999 (dollars in millions).

                                    Three Months Ended September 30,                      Nine Months Ended September 30,
                             ----------------------------------------------        ----------------------------------------------
                                    2000                       1999                       2000                       1999
                             -------------------        -------------------        -------------------        -------------------
                                          % of                       % of                       % of                       % of
                               $          Sales           $          Sales           $          Sales           $          Sales
                             ------       ------        ------       ------        ------       ------        ------       ------
Sales-net                    $202.8        100.0%       $200.5        100.0%       $619.3        100.0%       $561.8        100.0%
Cost of sales                 168.5         83.1         161.3         80.4         505.8         81.7         445.5         79.3
                             ------       ------        ------       ------        ------       ------        ------       ------
Gross profit                   34.3         16.9          39.2         19.6         113.5         18.3         116.3         20.7
Total operating expenses       22.8         11.2          21.6         10.8          82.5         13.3          60.1         10.7
                             ------       ------        ------       ------        ------       ------        ------       ------
Operating income             $ 11.5          5.7%       $ 17.6          8.8%       $ 31.0          5.0%       $ 56.2         10.0%
                             ======       ======        ======       ======        ======       ======        ======       ======

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

      Net Sales

        Net sales increased by $2.3 million, or 1.1%, from $200.5 million, for the third quarter of 1999, to $202.8 million, for the three months ended September 30, 2000. The increase was the result of a 6.2% increase in our average selling prices, partially offset by a 4.8% decrease in sales volume. The average selling price increase was primarily due to the general pass-through to customers of increased resin costs, the primary raw material used to produce our films. For the three months ended September 30, 2000, we had total net trade sales volume of 192.7 million pounds, compared with 202.4 million pounds in the third quarter of 1999. This decrease in sales volume was primarily due to inventory de-stocking, product line rationalizations by our customers and insourcing by one of our most significant customers of a specific film product.

      Gross Profit

        Gross profit decreased by $4.9 million, or 12.5%, from $39.2 million, for the third quarter of 1999, to $34.3 million, for the three months ended September 30, 2000. This decrease was primarily due to reduced gross profit margins, which more than offset the increase in net sales for the period. The decrease in gross profit margins was due, in part, to our inability to immediately pass-through and recover rising resin prices in 2000. Although resin prices began to decline during the third quarter, the third quarter results still reflect lower margins. Resin cost, as a percentage of sales, was 80 basis points higher for the third quarter of 2000, compared to the third quarter of 1999, as a result of both higher prices from suppliers and increased resin consumption by the Company. In addition, we experienced the secondary impact of lower volumes with less favorable product mix and associated line start up and changeover inefficiencies. Cash conversion cost was higher for the third quarter of 2000 than the third quarter of 1999, due to increases in direct labor, packaging, energy and indirect plant costs.

      Total Operating Expenses

        Total operating expenses increased by approximately $1.2 million, or 5.6%, from $21.6 million, for the third quarter of 1999, to $22.8 million, for the three months ended September 30, 2000. In 2000, we incurred $2.4 million of costs related to the Recapitalization, of which $1.9 million of these costs was incentive compensation accrued in accordance with the terms of a "stay" bonus plan. We had $2.5 million of costs due to plant closing costs during the third quarter of 1999. In addition, in 2000 we incurred $0.6 million of legal and administrative expenses associated with negotiating an amendment to our New Credit Facilities (see Liquidity and Capital Resources) and $0.4 million of fees and expenses associated with a company-wide supply chain improvement initiative. We began our supply chain initiative in the fourth quarter of 1999 with the assistance of A.T. Kearney, a management consulting firm. The project is focused on improving the efficiency of our operations. In March 2000, we began implementing specific improvement projects and currently expect that identified projects should be fully implemented by the end of 2001.

      Operating Income

        Operating income decreased by $6.1 million, or 34.7%, from $17.6 million, for the third quarter of 1999, to $11.5 million, for the three months ended September 30, 2000, as a result of the factors discussed above.

      Interest Expense

        Interest expense increased by $9.9 million, or 88.4%, from $11.2 million, for the three months ended September 30, 1999, to $21.1 million, for the three months ended September 30, 2000. As a result of our May 31, 2000 Recapitalization, interest expense increased significantly compared to the prior year. Included in interest expense in the third quarter of 2000 is $1.4 million for an amendment fee representing 25 basis points on our outstanding New Credit Facilities at September 30, 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

      Net Sales

        Net sales increased by $57.5 million, or 10.2%, from $561.8 million, for the first nine months of 1999, to $619.3 million, for the nine months ended September 30, 2000. The increase was the result of a 10.2% increase in our average selling prices. The average selling price increase was primarily due to the general pass-through to customers of increased resin costs. For the nine months ended September 30, 2000, we had total net trade sales volume of 585.3 million pounds, compared with 584.9 million pounds in the comparable period in 1999.

      Gross Profit

        Gross profit decreased by $2.8 million, or 2.4%, from $116.3 million, for the first nine months of 1999, to $113.5 million for the nine months ended September 30, 2000. This decrease was primarily due to reduced gross profit margins, which more than offset the increase in net sales for the period. The decrease in gross profit margins was due, in part, to our inability to immediately pass through and recover rising resin prices in 2000. Although resin prices began to decline during the third quarter of 2000, third quarter results still reflect lower margins. As a percentage of sales, raw material costs were 260 basis points higher in this period, as compared to the prior year.

      Total Operating Expenses

        Total operating expenses increased by $22.4 million, or 37.3%, from $60.1 million, for the first nine months of 1999, to $82.5 million, for the nine months ended September 30, 2000. Most of the increase resulted from three significant items, which accounted for $20.3 million of the $22.4 million increase. Excluding these three significant items, operating expenses as a percentage of net sales were 10.0%, for the first nine months of 2000, compared with 10.7%, for the first nine months of 1999.

        Costs relating to the Recapitalization constituted the first significant item affecting total operating expenses. We incurred $9.0 million of costs related to the Recapitalization. These costs consisted of long-term incentive compensation expense of $5.0 million, $2.5 million of incentive compensation under a "stay bonus" plan accrued to date, and transaction fees and expenses of $1.5 million. Under the provisions of our long-term incentive plans, certain incentive payments were due upon a "change of control" in our ownership. Because the Recapitalization was probable to occur and constituted a" change of control" under our long-term incentive plans, we accrued a liability for the long-term compensation due during the first quarter of 2000. These amounts were paid in the second quarter.

        The second significant item affecting total operating expenses was noncash stock-based compensation expense. We incurred noncash stock-based compensation expense of $1.2 million related to outstanding options to purchase our Class C common stock. As a result of the Recapitalization, the stock options fully vested and became exercisable upon the consummation of the Recapitalization. The $1.2 million noncash stock-based compensation expense recognizes the accelerated vesting of all performance-based stock options based on the estimated per share purchase price implied in the

Recapitalization. We incurred $0.3 million of noncash stock-based compensation expense in the first nine months of 1999.

        The third significant item affecting total operating expenses was our company-wide supply chain initiative discussed above. We incurred fees and expenses during the first nine months of 2000 totaling $10.1 million in connection with this initiative.

      Operating Income

        Operating income decreased by $25.2 million, or 44.8%, from $56.2 million, for the first nine months of 1999, to $31.0 million, for the nine months ended September 30, 2000, as a result of the factors discussed above. Excluding the three significant items described above, operating income decreased $4.9 million, or 8.7%, from $56.2 million for the first nine months of 1999, to $51.3 million for the first nine months of 2000.

      Interest Expense

        Interest expense increased by $14.6 million, or 45.2%, from $32.3 million, for the nine months ended September 30, 1999, to $46.9 million, for the nine months ended September 30, 2000. As a result of our May 31, 2000 Recapitalization, interest expense increased significantly compared to the prior year. Included in interest expense in 2000 is a $1.4 million amendment fee (representing 25 basis points) on our outstanding New Credit Facilities at September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

        Upon closing of the Recapitalization, we issued 220,000 Units (the "Units") consisting of $220.0 million principal amount of 13% Senior Subordinated Notes due 2010 (the "Notes") and Warrants (the "Note Warrants") to purchase 18,532 shares of common stock. The Notes were issued at a discount of approximately $5.9 million. The Units were issued in a transaction exempt from the registration requirements under the Securities Act of 1933. On August 29, 2000, our registration statement relating to the exchange of the private Notes for Notes registered under the Securities Act of 1933 was declared effective by the Securities and Exchange Commission, and, as a result, the Notes and the Note Warrants became separated. We consummated the exchange offer and issued $220.0 million of registered Notes for all of the private Notes on October 12, 2000. The Notes are unsecured. The Notes are subordinated to all of our existing and future senior debt, rank equally with any future senior subordinated debt and rank senior to any future subordinated debt. The Notes are guaranteed by some of our subsidiaries. The Note Warrants became exercisable on August 29, 2000, and mature on June 1, 2010.

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

        Effective September 30, 2000, we entered into an amendment of our New Credit Facilities. The amendment modified certain financial covenants contained in the New Credit Facilities, including the leverage and interest coverage ratios and the permitted amount of capital expenditures. We were in compliance with the amended covenants of our New Credit Facilities as of September 30, 2000. In connection with the amendment, we incurred an amendment fee of $1.4 million, which has been included in interest expense. We also incurred $0.6 million of legal and administrative expenses in connection with negotiating the amendment.

        Loans under the Revolving Credit Facility and the Tranche A Facility bear interest, at our option, at either Adjusted LIBOR plus 3.25% or ABR (as defined below) plus 2.25%, in each case subject to certain adjustments. Loans under the Tranche B Facility bear interest, at our option, at either Adjusted LIBOR plus 3.75% or ABR plus 2.75%. We may elect interest periods of one, two, three or six months for Adjusted LIBOR borrowings. Interest is calculated on the basis of actual days elapsed in a year of 360 days (or 365 or 366 days, as the case may be, in the case of ABR loans based on the Prime Rate) and interest is payable at the end of each interest period and, in any event, at least every three months. ABR is the Alternate Base Rate, which is the higher of Bankers Trust Company's Prime Rate or the Federal Funds Effective Rate plus 1/2 of 1%. Adjusted LIBOR will at all times include statutory reserves.

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

      Net Cash Provided by Operating Activities

        Net cash provided by operating activities was $48.5 million for the nine months ended September 30, 2000, an increase of $23.3 million from the same period in 1999. The increase resulted primarily from decreases in trade accounts receivable, lower inventories in 2000 compared to 1999, higher accounts payable, and non-cash income statement items. The increase was offset by a decrease in net income during the first half of 2000 and an increase in income tax receivable.

      Net Cash Used in Investing Activities

        Net cash used in investing activities was $40.1 million for the nine months ended September 30, 2000, compared to $25.7 million for the same period in 1999. In both periods, the expenditures were almost entirely for capital expenditures. Capital expenditures during the first nine months of 2000 were primarily for major expansion projects in our industrial films and specialty films product lines, for upgrading and installing equipment relocated from closed manufacturing facilities to other facilities, for upgrading our information systems, and for several new and carryover maintenance projects throughout our company. We expect capital expenditures to remain at approximately current levels for the next few quarters and then decline.

      Net Cash Provided by Financing Activities

        Net cash used in financing activities was $2.7 million for the nine months ended September 30, 2000, compared to $7.0 million for the same period in 1999. The activity in 2000 was higher as a result of the financial change caused by the Recapitalization.

      Liquidity

        As of September 30, 2000, we had approximately $96.9 million of net working capital and approximately $98.7 million available under our $100.0 million Revolving Credit Facility. As of September 30, 2000, the debt under the New Credit Facilities bore interest at a weighted average rate of 10.23%.

        As of September 30, 2000, we had $13.2 million in cash and cash equivalents, including $6.1 million held by our foreign subsidiaries. The effective tax rate of repatriating this money and future foreign earnings to the United States varies from approximately 40% to 65%, depending on various U.S. and foreign tax factors, including each foreign subsidiary's country of incorporation. High effective repatriation tax rates may limit our ability to access cash and cash equivalents generated by our foreign operations for use in our United States operations, including to pay principal, premium, if any, and interest on the Notes and the New Credit Facilities. For the nine months ended September 30, 2000, our foreign operations generated net income from continuing operations of approximately $4.9 million.

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

CAUTIONARY STATEMENT FOR FORWARD-LOOKING INFORMATION

        Certain information set forth in this report contains "forward-looking statements" within the meaning of federal securities laws. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends, and other information that is not historical information. When used in this report, the words "estimates," "expects," "anticipates," "forecasts," "plans," "intends," "believes" and variations of such words or similar expressions are intended to identify forward-looking statements. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by us or on our behalf, are also expressly qualified by these cautionary statements.

        All forward-looking statements, including, without limitation, management's examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. But, there can be no assurance that management's expectations, beliefs and projections will result or be achieved. All forward-looking statements apply only as of the date made. We undertake no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

        There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. These risks include, but are not limited to, our high degree of leverage and our ability to service indebtedness, restrictions under our New Credit Facilities and the indenture related to the Notes, fluctuations in the price of resins (our primary raw material), the availability of resin supplies, our ability to pass resin price increases through to our customers and to retain resin price decreases, competition, customer relationships, changes in demand for our products, risks associated with acquisitions and risks associated with international operations. These risks and certain other uncertainties are discussed in more detail in the 1999 10-K and in our Registration Statement on Form S-4 (file no. 333-42008), which was declared effective by the Securities and Exchange Commission on August 29, 2000. There may also be other factors, including those discussed elsewhere in this report, that may cause our actual results to differ materially from the forward-looking statements. Any forward-looking statements should be considered in light of these factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to various interest rate and resin price risks that arise in the normal course of business. We finance our operations with borrowings comprised primarily of variable rate indebtedness. We enter into interest rate collar and swap agreements to manage interest rate market risks and commodity collar agreements to manage resin market risks. As of September 30, 2000, we had no such agreements. However, under the provisions of our New Credit Facilities, we are required to obtain interest rate protection on 50% of our entire debt prior to December 31, 2000. We intend to have such interest rate protection in place by the end of the year. Our raw material costs are comprised primarily of resins. Significant increases in interest rates or the price of resins could adversely affect our operating margins, results of operations and ability to service our indebtedness.

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


        (a)    The following exhibits are filed with this report.

        10.1 Amendment No. 1, dated as of September 30, 2000, to Credit Agreement dated as of September 30, 1997, as amended and restated as of May 31, 2000.

        27     Financial Data Schedule.

        (b) No report on Form 8-K was filed during the quarter for which this report is filed.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PLIANT CORPORATION


                              /s/ Scott K. Sorensen
                              --------------------------------------------------
                              SCOTT K. SORENSEN
                              Executive Vice President and
                              Chief Financial Officer, Treasurer
                              (Authorized Signatory and
                              Principal Financial and Accounting Officer)


Date:  November 14, 2000

                                INDEX TO EXHIBITS

Exhibits

10.1 Amendment No. 1, dated as of September 30, 2000, to Credit Agreement dated as of September 30, 1997, as amended and restated as of May 31, 2000.

27          Financial Data Schedule.