Form 10-K405
period 2000-12-31
PLIANT CORP
filed 2001-04-02
CIK 1049442

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended
    December 31, 2000

                                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the transition period from            to



                        Commission File Number 333-40067

                               PLIANT CORPORATION
           (Exact Name of the Registrant as Specified in its Charter)


                    Utah                                87-0496065

      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)


                     2755 East Cottonwood Parkway, Suite 400
                           Salt Lake City, Utah 84121
                                 (801) 993-8200
          (Address of principal executive offices and telephone number)


        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None






Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At March 28, 2001, there were 563,921 outstanding shares of common stock. As of such date, 24,839 of the outstanding shares of common stock were held by persons other than affiliates or employees of the Registrant having an aggregate market value (based on the price at which the shares were sold in the recapitalization) of approximately $12 million. There was no established trading market for the Registrant's common stock.

         This report contains certain forward-looking statements that involve risks and uncertainties, including statements about our plans, objectives, goals, strategies and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements. Some of the factors that could negatively affect our performance are discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Cautionary Statement for Forward-Looking Information" and elsewhere in this report.

                                     PART I


ITEM 1.       BUSINESS


GENERAL

         Pliant Corporation (formerly known as Huntsman Packaging Corporation) ("Pliant," the "Company," "we" or "us"), with 2000 revenues of approximately $844.0 million, is one of North America's leading manufacturers of value-added films and flexible packaging for food, personal care, medical, agricultural and industrial applications. We offer one of the most diverse product lines in the film industry and have achieved leading market positions in each of our major product lines. We believe our market leadership is primarily attributable to our strategy of building strong relationships with market-leading customers, by offering a broad line of innovative products and by providing technological leadership through our modern and low-cost manufacturing facilities. Our products are frequently highly engineered and are important components of, or provide critical attributes to, our customers' end-products. We operate 23 manufacturing and research and development facilities worldwide and we currently have approximately 950 million pounds of annual production capacity.

         In September 1997, the Company was "split off" from Huntsman Corporation. The separation from Huntsman Corporation allowed us to independently pursue our value-added films business, implement our strategy of growing our market position through superior products, technology and synergistic acquisitions, and improve our financial and operating performance.

         On May 31, 2000, we consummated a recapitalization pursuant to an agreement dated March 31, 2000 (the "Recapitalization Agreement") among us, our then existing stockholders and an affiliate of J.P. Morgan Partners, LLC, whereby the affiliate acquired majority control of our common stock. Pursuant to the Recapitalization Agreement, we redeemed all of the shares of our common stock held by Jon M. Huntsman, our founder, then majority stockholder and then Chairman of the Board (the "Equity Redemption") for approximately $314.0 million. An affiliate of J.P. Morgan Partners, LLC purchased approximately one-half of the shares of our common stock held collectively by The Christena Karen H. Durham Trust (the "Trust") and by members of our current and former senior management (the "Management Investors") for approximately $101.8 million. An affiliate of J.P. Morgan Partners, LLC and certain other institutional investors also purchased (the "Investor Common Equity Contribution") shares of common stock directly from us for approximately $63.5 million. The Trust and the Management Investors retained approximately one-half of the shares of our common stock collectively owned by them prior to the recapitalization. In addition, we issued to such affiliate of J.P. Morgan Partners, LLC and to certain other institutional investors a new series of senior cumulative exchangeable redeemable preferred stock (the "Preferred Stock") and detachable warrants for our common stock (the "Preferred Stock Warrants") for net consideration of approximately $98.5 million, of which approximately $80.0 million was allocated to the Preferred Stock and $18.5 million was allocated to the Preferred Stock Warrants, based on the relative fair market values of the instruments. The foregoing transactions are collectively referred to as the "Recapitalization." The total consideration paid in the Recapitalization was approximately $1.1 billion, including transaction costs.

         Immediately following the Recapitalization, approximately 55.5% of our total common stock was owned by an affiliate of J.P. Morgan Partners, LLC, approximately 4.3% of our total common stock was owned by certain other institutional investors and approximately 40.2% of our total common stock was owned collectively by the Trust and the Management Investors. An affiliate of J.P. Morgan Partners, LLC owns our common stock and Preferred Stock Warrants through its Southwest Industrial Films, LLC subsidiary and owns our preferred stock through its Flexible Films, LLC subsidiary.

         As part of the financing for the Recapitalization, we refinanced all amounts outstanding under our then existing credit facility and replaced them with amended and restated senior secured credit facilities. We also issued 220,000 units consisting of $220.0 million aggregate principal amount of 13% senior subordinated notes due 2010 and warrants to purchase 18,532 shares of our common stock. Prior to incurring such indebtedness, we made a consent solicitation and tender offer for $125.0 million principal amount of the 9 1/8% senior subordinated notes due 2007. On May 31, 2000, we purchased all of the $125.0 million 9 1/8% senior subordinated notes tendered and discharged our obligations under the related indenture.

         The Recapitalization, the tender offer and consent solicitation for our 9 1/8% senior subordinated notes, the entering into the credit facilities and the offering of 220,000 units consisting of the $220.0 million aggregate principal amount of 13% senior subordinated notes due 2010 (the "Notes") and warrants to purchase 18,532 shares of our common stock (the "Note Warrants") are collectively referred to as the "Transactions."

         We changed our name to Pliant Corporation on October 9, 2000.


INDUSTRY OVERVIEW AND MARKET SHARE DATA

         According to the Flexible Packaging Association, the North American market for flexible packaging was approximately $19.0 billion in 2000 and has grown at a CAGR of 4.8% from 1992 to 2000. The flexible packaging industry consists of plastic films, wax papers and aluminum foils. The plastic film industry serves a variety of flexible packaging markets, as well as secondary packaging and non-packaging end markets, including food, pharmaceutical and medical, personal care, household, industrial and agricultural markets. We estimate that North American plastic film manufacturers produced approximately
12.5 billion pounds of film in 2000.

         Flexible packaging is the largest end market for plastic films, and food packaging is by far the largest market for flexible packaging. Plastic films are also used in secondary packaging such as pallet wrap, shrink wrap and grocery and garbage bags, and as components in many non-packaging products, such as moisture barriers for disposable diapers, feminine care products and surgical drapes and gowns. Finally, plastic films are used in a variety of agricultural applications, such as greenhouse films and mulch films.

         Recent advancements in film extrusion and resin technology have produced new, sophisticated films that are thinner and stronger and have better barrier and sealant properties than other materials or predecessor films. These technological advances have facilitated the replacement of many traditional forms of rigid packaging with film-based, flexible packaging that is lighter, is lower in cost and has enhanced performance characteristics, such as oxygen and moisture barriers, printability and durability. For example, in consumer applications, stand-up pouches that use plastic films are replacing paperboard boxes, glass jars and metal cans. In industrial markets, stretch and shrink films continue to replace corrugated boxes and metal strapping to unitize, bundle and protect items during shipping and storage.

         All market share data presented in this report are based on management's estimates as of December 31, 2000. Unless otherwise indicated, the market share and industry data used throughout this report were obtained primarily from internal company surveys and management estimates based on these surveys and our management's knowledge of the industry. Although third-party industry and market data exist for the flexible packaging industry, third-party industry and market data on the film industry in which we participate are not readily available. Where we have relied on third-party market and industry data, we have so noted. The Flexible Packaging Association and Mastio & Company were the primary sources for third-party industry data. The flexible packaging market, as defined by the Flexible Packaging Association in compiling such data, does not include certain of the products we sell, including many of our industrial films, and includes certain products we do not sell, such as wax papers and aluminum foils. We believe, however, that trends affecting the flexible packaging industry, as defined by the Flexible Packaging Association, also affect many of the markets into which we sell. Industry surveys and publications generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy and completeness of such information. We have not independently verified any of the data from third-party sources. Similarly, internal company surveys and management estimates, while we believe them to be reliable, have not been verified by any independent sources. While we are not aware of any misstatements regarding our industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under the caption "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Cautionary Statement for Forward-Looking Information" in this report.


PRODUCTS, MARKETS AND CUSTOMERS

         Our products are sold into numerous markets for a wide variety of end uses and are offered through three operating segments: Specialty Films, Design Products and Industrial Films.


         Specialty Films

         Specialty Films accounted for 53.7%, 57.4% and 56.2% of our net sales in 2000, 1999 and 1998, respectively. Our Specialty Films include personal care films, medical films, converter films, barrier and custom films, and agricultural films. Our Specialty Films customers include Baxter, Becton-Dickinson, General Mills, Johnson & Johnson, Kendall Healthcare, Kimberly-Clark, Lawson Mardon, Nabisco, Pechiney, Printpack, Ralston Foods and Sonoco.

         Personal Care. We are a leading producer of personal care films used in disposable diapers, feminine care products and adult incontinence products. Personal care films must meet diverse and highly technical specifications. Many of these films must "breathe," allowing water vapors to escape. In some applications, the softness or "quietness" of the film is important, as in adult incontinence products. A significant portion of our Specialty Films business consists of the sale of personal care films to Kimberly-Clark Corporation and its affiliates. Kimberly-Clark Corporation is our largest customer and accounts for approximately 22% of our

Specialty Films net sales and 12% of our 2000 consolidated net sales. We are one of North America's leading producers of personal care films, with an estimated market share of approximately 35%.

         Medical. We are a leading manufacturer of medical films used for sterile packaging for medical supplies, such as disposable syringes and intravenous fluid bags. Other of our medical films become components in disposable surgical drapes and gowns. Our medical films are manufactured in "clean-room" environments and must meet stringent barrier requirements. A sterile barrier is necessary to provide and assure the integrity of the devices and to prevent contamination and tampering. These films must also be able to withstand varied sterilization processes. We are a leading provider of medical films in North America, in a highly fragmented market.

         Converter. Converter films are mono-layer and multi-layer, co-extruded films that are sold to converters of flexible packaging who may laminate them to foil, paper or other films, print them, and may ultimately fabricate them into the final flexible packaging product. Our converter films are a key component in a wide variety of flexible packaging products, such as fresh-cut produce packages, toothpaste tubes and stand-up pouches. Generally, our converter films add value by providing the final packaging product with specific performance characteristics, such as moisture, oxygen or odor barriers, ultraviolet protection or desired sealant properties. Because converter films are sold for their sealant, barrier or other properties, they must meet stringent performance specifications established by the converter, including gauge control, clarity, sealability and width accuracy. We are a leader in introducing new converter film products to meet flexible packaging industry trends and specific customer needs. We are North America's leading manufacturer of films sold to converters, with an estimated market share of approximately 30%.

         Barrier and Custom. We manufacture a variety of barrier and custom films, primarily for smaller, but profitable, niche segments in flexible packaging and industrial markets. For example, we are North America's second largest producer of films for cookie, cracker and cereal box liners, with an estimated market share of approximately 20%. We are also a leading manufacturer of barrier films for liners in multi-wall pet food bags, films for photoresist coatings for the electronics industry, and films for the protection and transportation of the sheet molding compound used in the manufacture of boats and automotive parts.

         Agricultural. We are a leading manufacturer of polyethylene mulch films that are sold to fruit and vegetable growers and to nursery operators. Our mulch films are used extensively in North America and Latin America. Commercial growers of crops like peppers, tomatoes, cucumbers and strawberries are the primary consumers of our mulch films. These crops are typically planted on raised beds that are tightly covered with mulch film. The mulch film eliminates or retards weed growth, significantly reduces the amount of water required by plants, controls soil bed temperatures for ideal growing conditions and allows easy application of fertilizer. We are one of North America's two largest producers of mulch films, with an estimated market share of approximately 31%.


         Design Products

         Design Products accounted for 25.5%, 22.5% and 20.9% of our net sales in 2000, 1999 and 1998, respectively. Our Design Products are primarily printed films and flexible packaging products. This reporting segment also includes our Mexican subsidiary, NEPSA. NEPSA is a leading producer of printed products for Mexico and other Latin American countries. NEPSA also produces personal care and barrier films for these markets. In 2000, approximately 28% of our Design Products sales were outside the United States, primarily in Mexico and Latin America.

         Our Design Products include printed rollstock, bags and sheets used to package food and consumer goods. Printed bags or rollstock are sold to bakeries, fresh and frozen food processors, manufacturers of personal care products, textile manufacturers and other dry goods processors. Bread and bakery bags represent a significant portion of our Design Products business. Our Design Products group produces approximately three billion bread and bakery bags each year.

         We are the leading manufacturer of films for the frozen foods market in North America, with an estimated market share of approximately 30%. In addition, we are the second largest manufacturer of films for the bread and bakery goods market in North America, with an estimated market share of approximately 20%. Our customers in this segment include IGA Fleming, Interstate Bakeries, Kimberly-Clark de Mexico, Mission Foods, Ore-Ida, Pictsweet and Schmidt Baking.


         Industrial Films

         Our Industrial Films segment manufactures stretch and PVC films. Industrial Films accounted for 20.8%, 20.1% and 22.9% of our net sales in 2000, 1999 and 1998, respectively. In 2000, approximately 30% of our Industrial Films sales were outside the United States, primarily in Canada, Europe and Australia. Our customers in this segment include national distributors such as Bunzl, Unisource and xpedx, grocery chains, such as Albertson's, Kroger, Publix and Safeway, and end-users, such as General Mills and Wal-Mart.

         Stretch Films. Our stretch films are used to bundle, unitize and protect palletized loads during shipping and storage. Stretch films are replacing more traditional packaging, such as corrugated boxes and metal strapping, because of stretch films' lower cost, higher strength, and ease of use. We are North America's fourth largest producer of stretch films, with an estimated market share of approximately 10%.

         PVC Films. Our PVC films are used by supermarkets, delicatessens and restaurants to wrap meat, cheese and produce. PVC films are preferred in these applications because of their clarity, elasticity and cling. We also produce PVC films for laundry and dry cleaning bags. Finally, we produce PVC films for companies that repackage the films in smaller cutterbox rolls for sale in retail markets in North America, Latin America and Asia. We are the second largest producer of PVC films in North America, with an estimated market share of approximately 27%. In addition, we are the leading producer of PVC films in Australia and the third largest producer in Europe, with estimated market shares of approximately 60% and 15%, respectively.


SALES AND MARKETING

         Because of our broad range of product offerings and customers, our sales and marketing efforts are generally product or customer specific. We market in various ways, depending on both the customer and the product. However, most of our salespeople are dedicated to a specific product line and sometimes to specific customers.

         The majority of our Specialty Films are sold by our own direct sales force. These salespeople are supported by customer service and technical specialists assigned to each salesperson, and in some cases, to specific customers. Customer service representatives assist with order intake, scheduling and product information. Technical support personnel assist the salesperson and the customer with technical expertise, quality control and product development. We believe it is critical that our sales, marketing and technical support teams work together in order to meet our customers' product needs and provide meaningful product development.

         We sell some of our Specialty Films, such as our agricultural films, through regional distributors. In addition, certain of our personal care and barrier films are sold through brokers who have long-standing relationships with customers.

         Most of our Design Products are sold through brokers. National grocery chains and some smaller customer accounts are serviced by our own direct sales force. Generally, each Design Products salesperson is supported individually by a customer service specialist and by a group of technical specialists.

         Industrial Films are generally sold through distributors. We have an independent contract sales force that sells our stretch films to national and regional distributors. Our PVC films are sold by our own sales force to regional and national distributors, directly to national grocery chains, and directly to converters, who repackage the film into cutterbox rolls for sale in retail markets.


MANUFACTURING

         We have a modern and efficient portfolio of manufacturing assets. During 2000 and 1999, we invested a total of $101.4 million to expand, upgrade and maintain our asset base. With 23 plants and over 180 extrusion lines, we are able to allocate lines to specific products. This results in fewer change-overs and more efficient use of capacity, effectively expanding our production capacity. Our multiple manufacturing sites and varied production capabilities also allow us to offer multiple plant service to our national customers. In addition, our large, efficient plants allow overhead to be allocated over higher volumes, providing lower unit costs. Generally, our manufacturing plants operate 24 hours a day, seven days a week.

         We manufacture our film products using both the blown and cast extrusion processes. In each process, thermoplastic resin pellets are combined with other resins, plasticizers or modifiers in a controlled, high-temperature, pressurized process to create films with specific performance characteristics. In the cast film process, molten resin is extruded through a horizontal die onto a chill roll, where the film is quickly cooled. As the film comes off the end of the chill roll, it is wound onto rolls. Blown film is produced by extruding molten resin through a circular die and chilled air ring to form a bubble as large as 55 feet high and 25 feet in diameter. The bubble is then collapsed, cut and wound onto rolls.

         These two basic film manufacturing processes produce films with uniquely different performance characteristics. Cast films are generally clearer, softer and more uniform in thickness. Blown films offer enhanced physical properties, such as increased tear and puncture resistance and better barrier protection.

         We also produce a significant amount of printed films and bags. We employ both flexographic and rotogravure printing equipment in our printing operations. Flexographic printing uses flexible plates on a rotary letter press and is preferred for shorter runs. Rotogravure printing uses engraved cylinders and produces sharper images.

TECHNOLOGY AND RESEARCH AND DEVELOPMENT

         We believe our technology base and research and development support are among the best in the film industry. Our Newport News, Virginia research and development center employs 43 engineers, technical specialists and operators who provide the latest resin and extrusion technology to our manufacturing facilities and test new resins and process technologies. This 54,000 square foot technical center has a pilot plant with a 17 million pound annual capacity, with four extrusion lines. These extrusion lines include two blown lines, including a seven-layer line installed in 1999, and two cast lines, including a five-layer line. These pilot lines are staffed with 24 operating and supervisory personnel. These capabilities allow the technical center to run commercial "scale-ups" for new products.

         We are able to use our broad product offerings and technology to transfer technological innovations from one market to another. For example, our expertise in coextrusion technology, gained from the production of converter and barrier films, and our expertise in applications involving metallocene and other specialty resins, have helped us produce thinner and stronger films for food packaging.

         Recently, Pliant Corporation was awarded a patent for application of reclosable slider zippers on vertical and horizontal form and fill machines. This application is the largest opportunity for consumer friendly devices that is being demanded for convenience and freshness.

         Many of our customers work in partnership with our technical representatives to develop new, more competitive products. We have enhanced our relationships with these customers by providing the technical service needed to support commercialization of new products and by helping customers improve operational efficiency and quality throughout a product's life cycle. These customers, in order to ensure product quality and consistency for their own customers, do not change suppliers often, because supplier changes can be expensive and time-consuming. Qualifying a new supplier can take up to a year to complete and can, in some cases, cost over $1 million.

         We spent $4.6 million, $5.5 million and $3.7 million on research and development in 2000, 1999 and 1998, respectively, before giving effect to revenues from pilot plant sales.


INTELLECTUAL PROPERTY RIGHTS

         Patents, trademarks and licenses are significant to our business. We have patent protection on many of our products and processes, and we regularly apply for new patents on significant product and process developments. We have registered trademarks on many of our products. We also rely on unpatented proprietary know-how, continuing technological innovation and other trade secrets to develop and maintain our competitive position. In addition to our own patents, trade secrets and proprietary know-how, we have licensed from third parties the right to use some of their intellectual property. Although we constantly seek to protect our patents, trademarks and other intellectual property, there can be no assurance that our precautions will provide meaningful protection against competitors or that the value of our trademarks will not be diluted.

         We routinely enter into confidentiality agreements to protect our trade secrets and proprietary know-how. We cannot assure you, however, that such agreements will not be breached, that they will provide meaningful protection, or that adequate remedies will be available to us if these confidentiality agreements are breached.

         We changed our name on October 9, 2000 pursuant to the Recapitalization Agreement. We do not believe the replacement of "Huntsman Packaging" with "Pliant" has had or will have a significant impact on our business.


RAW MATERIALS

         Polyethylene, PVC, and other resins and additives constitute the major raw materials for our products. For the year ended December 31, 2000, resin costs comprised approximately 62% of our total manufacturing costs. The price of resins is a function of, among other things, manufacturing capacity, demand, and the price of crude oil and natural gas feedstocks. While temporary shortages of raw materials may occur from time to time, these items generally are considered to be readily available from numerous suppliers. Resin shortages or significant increases in the price of resin, however, could have a significant adverse effect on our business.

         Our major polyethylene resin suppliers are Chevron, Dow Chemical, Equistar, Exxon/Mobil and Huntsman Corporation. All resin is purchased at arm's length at prevailing market prices. Our major suppliers of PVC resin are Borden Chemical, OxyGeon and Shintech.

EMPLOYEES

         As of March 28, 2001, we had approximately 3,300 employees worldwide. Of those, approximately 1,350 are subject to a total of 11 collective bargaining agreements that expire from June 30, 2001 to February 19, 2004. We believe our relationships with employees historically have been good. However, on March 7, 2000, approximately 130 employees at our Chippewa Falls, Wisconsin manufacturing plant went on strike, the first strike in our history. During this strike, we continued to service our customers and our business was not materially affected. The strike was subsequently resolved and the striking employees returned to work on March 20, 2000. We believe our current relationships with employees are good.


ENVIRONMENTAL MATTERS

         Our operations are subject to environmental laws in the United States and abroad, including those described below. Our capital and operating budgets include costs and expenses associated with complying with these laws, including the acquisition, maintenance and repair of pollution control equipment, and routine measures to prevent, contain and clean up spills of materials that occur in the ordinary course of our business. In addition, our production facilities require environmental permits that are subject to revocation, modification and renewal. We believe that we are in substantial compliance with environmental laws and our environmental permit requirements, and that the costs and expenses associated with such compliance are not material to our business. However, additional operating costs and capital expenditures could be incurred if, for example, additional or more stringent requirements relevant to our operations are promulgated.

         Among other environmental laws, our operations are subject to regulation under the federal Clean Air Act and the Clean Water Act, as well as similar state statutes. Some capital costs for additional air pollution controls or monitors may be required at certain of our sites, and several of our facilities may be required to obtain stormwater permits under the Clean Water Act and implementing regulations. However, we do not expect such costs or expenditures to be material.

         Under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and similar state statutes, an owner or operator of real property or a person who arranges for disposal of hazardous substances may be liable for the costs of removing or remediating hazardous substance contamination. Liability may be imposed under these statutes regardless of whether the owner or operator owned or operated the real property at the time of the release of the hazardous substances and regardless of whether the release or disposal was in compliance with law at the time it occurred. We are not aware of any current claims under CERCLA or similar state statutes against us.

         From time to time, contaminants from current or historical operations have been detected at some of our present and former sites, principally in connection with the removal or closure of underground storage tanks. We are not currently aware that any of our facility locations have material outstanding claims or obligations relating to contamination issues.

         In conjunction with the sale of a predecessor subsidiary's New Jersey polypropylene plant site in 1992, we agreed to indemnify the buyer for environmental losses of up to $5.0 million associated with conditions, if any, resulting from the predecessor subsidiary's operations at the plant site between January 1, 1988 and May 18, 1992. The indemnity amount has reduced ten percent each year since May 12, 1997, and the indemnity expires altogether on May 8, 2002. Currently, we are not aware of any environmental issues at this site for which we will incur material liabilities under this indemnity.


COMPETITION

         The markets in which we operate are highly competitive on the basis of service, product quality, product innovation and price. Small and medium-sized manufacturers, which compete primarily in regional markets, predominate, and there are relatively few large national manufacturers. In addition to competition from many smaller competitors, we face strong competition from a number of large film and flexible packaging companies, including AEP, Bemis, Pechiney, Printpack and Tredegar. Some of our competitors are substantially larger, are more diversified and have greater financial, personnel and marketing resources than we have, and, therefore, may have certain competitive advantages.

ITEM 2.       PROPERTIES

         Our principal executive offices are located at 2755 East Cottonwood Parkway, Suite 400, Salt Lake City, Utah 84121. We also maintain a corporate office near Chicago, Illinois.

         We own most of the improved real property and other assets used in our operations. We lease all or part of seven of the sites at which we have manufacturing operations. We also lease warehouse and office space at various locations. We consider the condition of our plants, warehouses and other properties and the other assets owned or leased by us to be generally good.

         Our principal manufacturing plants are listed below. Unless otherwise indicated, we own each of these properties.

         We have an annual film production capacity of approximately 950 million pounds. In 2000, we produced approximately 810 million pounds of films and flexible packaging products. As part of our restructuring program announced in the fourth quarter of 2000, we closed our Dallas, Texas facility in December 2000 and sold it in March 2001. Further, we intend to close our Birmingham, Alabama facility and our Harrington, Delaware facility by the end of the third quarter of 2001. We believe that the capacities of our plants, after giving effect to the planned dispositions, are adequate to meet our current needs.

              SPECIALTY FILMS

              Birmingham, Alabama**
              Bloomington, Indiana*
              Chippewa Falls, Wisconsin
              Dalton, Georgia
              Danville, Kentucky
              Deerfield, Massachusetts
              Harrington, Delaware**
              McAlester, Oklahoma
              Newport News, Virginia
              Odon, Indiana*
              Washington, Georgia

              DESIGN PRODUCTS

              Kent, Washington
              Langley, British Columbia*
              Macedon, New York+
              Mexico City, Mexico (NESPA)*
              Shelbyville, Indiana

              INDUSTRIAL FILMS

              Calhoun, Georgia
              Danville, Kentucky
              Lewisburg, Tennessee
              Merced, California
              Phillipsburg, Germany
              Preston, Australia*
              Toronto, Canada

- -------------------------

*  Indicates a leased building.

** Indicates a building that we plan to dispose of in 2001.

+  Indicates a building that is approximately 95% owned and 5% leased.


ITEM 3.       LEGAL PROCEEDINGS

         We are involved in litigation from time to time in the ordinary course of our business. In management's opinion, none of such litigation is material to our financial condition or results of operations.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Pursuant to a Written Consent of the Shareholders of the Company in lieu of a meeting, effective October 2, 2000, holders of 547,517 of 574,006 issued and outstanding shares of common stock entitled to cast a vote had voted to approve amending our Third Amended and Restated Articles of Incorporation to change our name to "Pliant Corporation." No holders of common stock cast their vote against approval of the amendment.

                                     PART II


ITEM     5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         At March 28, 2001, the Company had 563,921 shares of common stock outstanding and 28 holders of record of the common stock. There is no established trading market for the Company's common stock.

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

         On May 31, 2000 in connection with the closing of the Transactions, we issued the following equity securities:

          - 131,507 shares of our common stock to Southwest Films, LLC (formerly Chase Domestic Investments, L.L.C.) and certain other institutional investors,

          - 100,000 shares of our Preferred Stock and Preferred Stock Warrants to purchase an additional 43,242 shares of our common stock to Southwest Films, LLC (formerly Chase Domestic Investments, L.L.C.) and certain other institutional investors,

          - 220,000 note warrants to purchase an additional 18,532 shares of our common stock in units sold with $220 million principal amount of our 13% Senior Subordinated Notes due 2010 to qualified institutional buyers under Rule 144A under the Securities Act and

          - 32,750 shares of our restricted common stock to our named executive officers.

         In the Transactions, we received cash consideration of $483.13 per share, or approximately $63.5 million in the aggregate for the shares of common stock, approximately $98.5 million for the shares of Preferred Stock and Preferred Stock Warrants and approximately $214.1 million for the units. We sold the shares of restricted common stock to our named executive officers in exchange for secured promissory notes of approximately $15.8 million in the aggregate. The Preferred Stock Warrants are exercisable at any time prior to May 31, 2011 at an exercise price of $0.01 per share. Each Preferred Stock Warrant entitles the holder to purchase 0.43242 shares of common stock. The note warrants are exercisable at any time prior to June 1, 2010 at an exercise price of $0.01 per share. Each note warrant entitles the holder to purchase 0.08424 shares of common stock.

         The Company believes that the foregoing issuances of its equity securities in the Transactions did not involve a public offering or sale of securities and were exempt from the registration requirements of the Securities Act pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act. No underwriters, brokers or finders were involved in these transactions.

         On July 17, 2000, we issued 1,650 shares of common stock in a private placement offering to members of our senior management who were not Management Investors. In the private placement offering, we received cash consideration of $483.13 per share, or approximately $800,000 in the aggregate. The Company believes that the issuance of common stock in the private placement was exempt from the registration requirements of the Securities Act pursuant to Regulation D or Rule 701 thereunder. Alternatively, the Company believes that the foregoing issuance of common stock, which did not involve a public offering or sale of securities, was exempt from the registration requirements of the Securities Act pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act. No underwriters, brokers or finders were involved in these transactions.

ITEM 6.       SELECTED FINANCIAL DATA

         The following selected financial data have been summarized from our consolidated financial statements and are qualified in their entirety by reference to, and should be read in conjunction with, such consolidated financial statements and the notes thereto included elsewhere in this report and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                                  YEARS ENDED DECEMBER 31,
                                                                       -------------------------------------------------
                                                                        2000      1999       1998      1997       1996
                                                                       -------   -------    -------   -------   --------
                                                                                   (DOLLARS IN MILLIONS)

STATEMENT OF OPERATIONS DATA:
Net sales........................................................      $ 843.8   $ 813.7    $ 681.1   $ 468.9    $ 310.8
Cost of sales....................................................        696.7     655.7      561.6     410.8      268.6
                                                                        -------   -------   --------   -------    -------

Gross profit.....................................................        147.1     158.0      119.5      58.1       42.2
Total operating expenses.........................................        132.7      82.0       70.1      45.0       38.1
                                                                        -------   -------    -------   -------    -------

Operating income.................................................         14.4      76.0       49.4      13.1        4.1
Interest expense.................................................        (68.5)    (44.0)     (37.5)    (17.0)     (11.6)
Other income (expense), net......................................          0.3       0.4       (0.8)      0.7       (2.7)
                                                                        -------   -------    -------   -------    -------

Income (loss) before income taxes, discontinued operations and
   extraordinary item............................................        (53.8)     32.4       11.1      (3.2)     (10.2)
Income tax expense (benefit).....................................        (14.3)     14.1        8.6      (0.5)      (5.2)
                                                                      --------- --------   --------  ---------  ---------
Income (loss) before discontinued operations and extraordinary
   item..........................................................        (39.5)     18.3        2.5      (2.7)      (5.0)
Income from discontinued operations(1)...........................                               0.6       3.1        1.8
Gain on sale of discontinued operations(1).......................                               5.2
Extraordinary item(2)............................................        (11.3)                                     (1.3)
                                                                        -------   ------     -----     ------     -------

Net income (loss)................................................       $(50.8)  $  18.3    $   8.3   $   0.4    $  (4.5)
                                                                        =======   =======    =======   =======    =======

OTHER FINANCIAL DATA:
EBITDA(3)........................................................      $  76.2   $ 114.7    $  80.6   $  39.5    $  26.3
Cash flows from operating activities.............................         60.3      51.4       45.5      28.6       20.1
Cash flows from investing activities.............................        (65.6)    (46.0)    (314.8)    (87.2)     (88.9)
Cash flows from financing activities.............................          0.3     (16.7)     275.9      63.2       68.6
Depreciation and amortization....................................         39.5      35.0       27.1      16.4       14.0
Capital expenditures.............................................         65.6      35.7       52.1      17.9       12.8
Plant closing costs..............................................         19.4       2.5        4.9       9.3       10.9
Noncash stock-based compensation expense.........................          2.6       0.8
Ratio of earnings to fixed charges(4)............................                    1.7x       1.3x

BALANCE SHEET DATA (AT PERIOD END):
Cash and cash equivalents........................................      $   3.1   $   9.1    $  19.2   $  12.4    $   8.4
Working capital..................................................         57.6     103.8       93.4      94.1       74.6
Total assets.....................................................        785.0     769.0      734.3     400.4      317.8
Total debt.......................................................        687.4     510.4      524.9     250.5      187.2
Total liabilities................................................        894.2     675.4      662.5     337.4      250.8
Redeemable preferred stock(5)....................................         80.3
Redeemable common stock..........................................         16.5       2.9        1.2
Stockholders' equity (deficit)...................................       (206.0)     90.7       70.6      63.0       67.0


(1) In 1998, we sold our entire interest in our foam products operations, which were operated exclusively in Europe. The financial position and results of operations of this separate business segment are reflected as discontinued operations for the applicable years presented. See Note 3 to consolidated financial statements included elsewhere in this report.

(2) In 1996 and 2000, we refinanced most of our long-term debt and recorded an extraordinary loss to write-off unamortized deferred debt issuance costs. In 2000, we also recorded an extraordinary loss related to our tender offer for our 9 1/8% senior subordinated notes due 2007.

(3) EBITDA is defined as income before discontinued operations, extraordinary items, interest expense, income taxes, depreciation, amortization, plant closing costs and noncash stock-based compensation expense. We believe EBITDA information enhances an investor's understanding of a company's ability to satisfy principal and interest obligations with respect to its indebtedness and to utilize cash for other purposes. In addition, EBITDA is used as a measure in the indenture in determining our compliance with certain covenants. However, there may be contractual, legal, economic or other reasons which may prevent us from satisfying principal and interest obligations with respect to our indebtedness and may require us to allocate funds for other purposes. EBITDA does not represent and should not be considered as an alternative to net income or cash flows from operating activities as determined by U.S. generally accepted accounting principles and may not be comparable to other similarly titled measures of other companies.

(4) Earnings consist of income before income taxes plus fixed charges. Fixed charges consist of (i) interest, whether expensed or capitalized, (ii) amortization of debt issuance costs and (iii) an allocation of one-third of the rental expense from operating leases, which management considers to be a reasonable approximation of the interest factor of operating lease payments. In 2000, 1997 and 1996, earnings were insufficient to cover fixed charges by approximately $53.8 million, $3.2 million and $10.2 million, respectively.

(5) Includes proceeds of $100.0 million less unamortized issuance costs of $1.2 million for the Preferred Stock and less the value of the Preferred Stock Warrants of $18.5 million.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with the consolidated financial statements and notes which appear elsewhere in this report. This section contains certain "forward-looking statements" within the meaning of federal securities laws that involve risks and uncertainties, including statements regarding our plans, objectives, goals, strategies and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under "--Cautionary Statement for Forward-Looking Information" below and elsewhere in this report.


GENERAL

         We derive our revenues, earnings and cash flows from the sale of film and flexible packaging products throughout the world. We manufacture these products at 23 facilities located in North America, Europe and Australia. Our net sales have grown primarily as a result of strategic acquisitions made over the past several years, increased levels of production at acquired facilities, return on capital expenditures and the overall growth in the market for film and flexible packaging products. Our most recent acquisitions include (see Note 13 to the consolidated financial statements included elsewhere in this report):

          - In October 1999, we acquired the assets of KCL Corporation, including its closure technology and its polyethylene bag making and printing facilities in Shelbyville, IN and Dallas, TX for approximately $11.5 million.

          - In December 1998, we acquired the customer accounts and technology associated with Allied Signal's sheet molding compound film business for approximately $3.0 million.

          - In May 1998, we acquired Blessings Corporation, a producer of personal care, medical and printed films, with operations in Washington, GA, McAlester, OK, Newport News, VA and Mexico City, Mexico for approximately $287.0 million.

          - In March 1998, we acquired the assets of Ellehammer Industries and Ellehammer Packaging Inc., producers of printed films and bags, with a facility in Langley, British Columbia for approximately $7.9 million.

         In order to further benefit from these acquisitions, we ceased operations at certain less efficient manufacturing facilities and relocated equipment to more efficient facilities. In addition, we sold certain assets and restructured and consolidated our operations and administrative functions. As a result of these activities, we increased manufacturing efficiencies and product quality, reduced costs, and increased operating profitability. As part of this process, in 2000, 1999 and 1998, we undertook the following significant divestitures and closures of manufacturing facilities (see Notes 3 and 4 to the consolidated financial statements included elsewhere in this report):

          - In 2000, we announced our plan to close our Dallas, Texas; Birmingham, Alabama; and Harrington, Delaware facilities. On March 5, 2001, we sold our Dallas, Texas facility, which was formerly owned by KCL Corporation, to Tech Plastics for approximately $1.4 million. We expect to close our Birmingham and Harrington facilities by the end of the third quarter of 2001.

          - In 1999 in connection with the acquisition of KCL Corporation, we announced a plan to eliminate certain employees, move certain purchased assets and install them at desired locations and cease certain purchased operations.

          - In 1999, we announced our plan to cease operations at one of our facilities located in Mexico City, Mexico. In addition, we announced our plan to cease the production of one of our product lines at our Kent, Washington facility.

          - In August 1998, we sold our entire interest in the capital stock of Huntsman Packaging UK Limited to Skymark Packaging International Limited. Huntsman Packaging UK owned our Scunthorpe, UK facility, which manufactured and sold polyethylene film exclusively in Europe. Net proceeds from this sale were approximately $5.6 million.

          - In June 1998, Huntsman Container Corporation International, our wholly owned subsidiary, sold its entire interest in the capital stock of Huntsman Container Company Limited and Huntsman Container Company France SA to Polarcup Limited and Huhtamaki Holdings France Sarl, subsidiaries of Huhtamaki Oyj. Together, the two subsidiaries sold comprised our foam products business segment, which was operated exclusively in Europe. Net proceeds from the sale were approximately $28.3 million.

          - During 1998, we announced our plan to cease operations at our Clearfield, Utah facility, which was acquired as part of the CT Film acquisition. As of December 31, 1999, operations at the facility had ceased and all of the facility's assets had been relocated.

         On May 31, 2000, we consummated the Recapitalization pursuant to an agreement dated March 31, 2000 among us, our then existing stockholders and an affiliate of J.P. Morgan Partners, LLC. The Recapitalization was valued at approximately $1.1 billion, including transaction costs. See Notes 1 and 6 to the consolidated financial statements included elsewhere in this report for a discussion of the transactions that occurred in connection with the Recapitalization and the related financing thereof.

         Following the Recapitalization, we implemented certain cost saving initiatives during the fourth quarter of 2000. These included the following:

          - We announced the closure of our Dallas, Texas, Harrington, Delaware and Birmingham, Alabama facilities and the relocation of our corporate headquarters from Salt Lake City, Utah to the Chicago, Illinois area.

          - We announced a company-wide reduction in workforce of approximately 50 salaried positions.

         We incurred plant closing costs and additional administrative and other expenses due to the foregoing of approximately $25 million in the fourth quarter of 2000, of which approximately $10 million consisted of a cash charge. We estimate annual savings of approximately $15 million from these cost initiatives.

         During the first quarter of 2001, we expect to incur noncash stock-based compensation expense of approximately $7.0 million as a result of certain modifications to our senior management employment arrangements. See Note 10 to the consolidated financial statements included elsewhere in this report for a discussion of the components of this anticipated charge.


RESULTS OF OPERATIONS

         The following table sets forth net sales, expenses, and operating income, and such amounts as a percentage of net sales, for the years ended December 31, 2000, 1999 and 1998.

                                                                         YEAR ENDED DECEMBER 31,
                                      --------------------------------------------------------------------------------------------
                                                2000                             1999                              1998
                                      -------------------------        -----------------------         ---------------------------
                                                                        (dollars in millions)
Net sales......................       $   843.8          100.0%        $ 813.7           100.0%        $   681.1            100.0%
Cost of sales..................           696.7           82.6           655.7            80.6             561.6             82.5
                                      ---------         ------         -------          ------         ---------           ------
Gross profit...................           147.1           17.4           158.0            19.4             119.5             17.5
Total operating expenses.......           132.7           15.7            82.0            10.1              70.1             10.2
                                      ---------         ------         -------          ------         ---------           ------
Operating income...............       $    14.4            1.7%        $  76.0             9.3%        $    49.4              7.3%
                                      =========         ======         =======          ======         =========           ======


2000 VERSUS 1999


         Net Sales

         Net sales increased by $30.1 million, or 3.7%, from $813.7 million for 1999 to $843.8 million for 2000. The increase was the result of a 6.4% increase in our average selling prices partially offset by a 2.6% decrease in our sales volume. The average selling price increase was primarily due to the general pass-through to customers of increased resin costs. For 2000, we had total net trade sales volume of 775.0 million pounds, compared with 795.3 million pounds in 1999. This decrease in sales volume was primarily due to inventory de-stocking, product line rationalizations by our customers and insourcing by one of our most significant customers of a specific film product.

         Gross Profit

         Gross profit decreased by $10.9 million, or 6.9%, from $158.0 million for 1999 to $147.1 million for 2000. This decrease was primarily due to reduced gross profit margins, which more than offset the increase in net sales for the period. The decrease in gross profit margins was due to a less favorable product mix and associated line start up and changeover inefficiencies. As a percentage of sales, raw material costs were 1.21% higher in 2000 than 1999. Gross margin was also impacted by cash conversion costs which were higher for 2000 than 1999 due to increases in direct labor, packaging, energy and indirect plant costs.


         Total Operating Expenses

         Total operating expenses increased by $50.7 million, or 61.8%, from $82.0 million for 1999 to $132.7 million, for 2000. Most of the increase resulted from five significant items, which accounted for $47.4 million of the $50.7 million increase. Excluding these five significant items, operating expenses as a percentage of net sales were 10.1% for both 2000 and 1999.

         Costs relating to the Recapitalization constituted the first significant item affecting total operating expenses. We incurred $10.8 million of costs related to the Recapitalization. These costs consisted of long-term incentive compensation expense of $5.0 million, $3.7 million of incentive compensation under a "stay bonus" plan, and transaction fees and expenses of $2.1 million. Under the provisions of our long-term incentive plans, certain incentive payments were due upon a "change of control" in our ownership. Both the "stay bonus" and long-term compensation were paid during 2000.

         The second significant item affecting total operating expenses was our company-wide supply chain cost initiative. We incurred fees and expenses during 2000 totaling $10.8 million in connection with this initiative. We began our supply chain initiative in the fourth quarter of 1999 with the assistance of A.T. Kearney, a management consulting firm. The project is focused on improving the efficiency of our operations. In March 2000, we began implementing specific improvement projects and currently expect that identified projects should be fully implemented by the end of 2001.

         The third significant item affecting total operating expenses was plant closing costs. We incurred $19.4 million of closing costs in 2000 related to the closure of our Dallas, Texas facility and the announced closures of our Birmingham, Alabama and Harrington , Delaware facilities. We had plant closing costs of $2.5 million in 1999.

         The fourth significant item affecting total operating expenses was the announced closures of our headquarters facility in Salt Lake City, Utah, and our office in Dallas, Texas, and a company-wide reduction in workforce. These costs amounted to $7.1 million in
2000.

         The fifth significant item affecting total operating expenses was noncash stock-based compensation expense. We incurred noncash stock-based compensation expense of approximately $2.6 million related to outstanding options to purchase our common stock. As a result of the Recapitalization, the stock options fully vested and became exercisable upon the consummation of the Recapitalization. The $2.6 million noncash stock-based compensation expense recognizes the vesting of all performance-based stock options based on the estimated per share purchase price implied in the Recapitalization. We incurred $0.8 million of noncash stock-based compensation expense in 1999.


         Operating Income

         Operating income decreased by $61.6 million, or 81.1%, from $76.0 million for 1999 to $14.4 million for 2000, as a result of the factors discussed above. Excluding the five significant items described above, operating income decreased $14.1 million, or 18.6%, from $76.0 million for 1999, to $61.9 million for 2000.


         Interest Expense

         Interest expense increased by $24.5 million, or 55.7%, from $44.0 million for 1999 to $68.5 million for 2000. As a result of our May 31, 2000 Recapitalization, interest expense increased significantly compared to the prior year. Included in interest expense in 2000 is a $1.4 million amendment fee (representing 25 basis points) on our outstanding New Credit Facilities as of September 30, 2000.

1999 VERSUS 1998


         Net Sales

         Net sales increased by $132.6 million, or 19.5%, in 1999 to $813.7 million from $681.1 million in 1998. The increase was primarily due to the inclusion of a full year's results from the Blessings acquisition, which occurred in May 1998. The full year's sales from the manufacturing facilities acquired as part of the Blessings acquisition and post-acquisition sales volume increases of approximately 15% over the 1998 pre-acquisition sales volume accounted for increased net sales of approximately $90.0 million in 1999. Excluding the sales increases resulting from this acquisition, we realized increased sales volumes of approximately 4.5% in 1999 compared to 1998. In the markets we serve, the average selling price of our products generally increases or decreases as resin prices increase or decrease. Although the price of resin, our primary raw material, increased significantly during most of 1999, the average price of resins for the entire year was only slightly higher in 1999 compared to 1998. As a result, our average selling prices were slightly higher in 1999 as compared to 1998.


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


         Operating Income

         Operating income increased by $26.6 million, or 53.8%, in 1999 to $76.0 million from $49.4 million in 1998 as a result of the factors discussed above.


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


OPERATING SEGMENT REVIEW


General

         Operating segments are components of our company for which separate financial information is available that is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing performance. For more information on our operating segments, see Note 14 to the consolidated financial statements included elsewhere in this report.


2000 VERSUS 1999


Specialty Films


         Net Sales

         The net sales of our specialty films segment decreased by $13.8 million, or 3.0%, in 2000 to $453.3 million from $467.1 million in 1999. Our specialty film volume decreased in 2000 by approximately 7.4% offset in part by a 4.8% increase in our average selling price. The volume decrease was due primarily to inventory de-stocking, product line rationalizations by our customers and insourcing by one of our most significant customers of a specific film product. The increase in sales prices is due to higher resin prices in 2000 compared to 1999.

         Segment Profit

         The specialty films segment profit decreased by $26.1 million, or 45.3%, in 2000 to $31.5 million from $57.6 million in 1999. The decrease was due to lower sales volume and a less favorable product mix and associated line start up and changeover inefficiencies. As a percentage of sales, raw material costs were 2.2% higher in 2000 than 1999. In addition, cash conversion costs were higher for 2000 than 1999, due to increases in direct labor, packaging, energy and indirect plant costs.


         Segment Total Assets

         The specialty films segment total assets decreased by $19.4 million, or 4.3%, in 2000 to $427.5 million from $446.9 million in 1999. The decrease was primarily due to the write-off of fixed assets due to plant closing costs at our Harrington, Delaware and Birmingham, Alabama facilities, a significant decrease in accounts receivable, decreases in our inventory, and amortization of goodwill and intangible costs. These decreases were offset by capital expenditures of approximately $25.1 offset, in part, by 2000 depreciation. Capital expenditures related mainly to capacity expansion and to quality improvement projects, as well as ongoing capital improvements.


Design Products


         Net Sales

         The design products segment net sales increased by $32.1 million, or 17.5%, in 2000 to $215.4 million from $183.3 million in 1999. This increase was primarily due to a 12.1% increase in sales volumes and a 4.8% increase in our selling prices. Approximately 6.7% of the increase in volumes relates to a full year of activity in plants that were purchased during 1999. The additional sales volume increase is due to additional production capacity added over the last two years in our design products production facilities. The increase in sales prices is due to higher resin prices in 2000 compared to 1999 and a slight change in our mix of products to higher priced products.


         Segment Profit

         The design products segment profit increased by $7.0 million, or 75.3%, in 2000 to $16.3 million from $9.3 million in 1999. The increase was due to increased production efficiency as compared to 1999 and a slightly improved mix in the products we sold. Significant increases in production capacity have occurred over the past 3 years in the design segment. In 2000, we were better able to efficiently use those resources. In addition, due to the rapid increases in resin prices during 1999, we were unable to increase our selling prices as quickly as resin prices increased in 1999. We were better able to maintain these margins during 2000.

         Segment profit excludes nonrecurring plant closing costs. The 1999 plant closing costs of $2.5 million relates entirely to the design products operating segment. See Note 4 to the consolidated financial statements included in this report.


         Segment Total Assets

         The design products segment total assets increased by $3.8 million, or 2.2%, in 2000 to $179.7 million from $175.9 million in 1999. The increase was due to 2000 capital expenditures of approximately $18.6 million. Depreciation expense, amortization expense, and a reduction in cash balances offset these additions. The reduction in the cash balances was due to our Mexican entity loaning $3.8 million to us at December 31, 2000. This amount was repaid to them on January 4, 2001.

         Capital expenditures were for capacity expansion at our Mexican facility, new production lines in our Shelbyville, Indiana facility and other ongoing capital improvements.


Industrial Films


         Net Sales

         The net sales of our industrial films segment increased by $11.7 million, or 7.2%, in 2000 to $175.0 million from $163.3 million in 1999. The increase in sales was due entirely to an increase in our average selling prices as our sales volumes were relatively unchanged in 2000 as compared to 1999. The increase in sales prices is due to higher resin prices in 2000 compared to 1999 and a change in our mix of products to higher priced products.

         Segment Profit

         The industrial films segment profit increased by $0.8 million, or 4.8%, in 2000 to $17.3 million from $16.5 million in 1999. The increase was due to a change in our mix to a higher margin product and our ability to pass price increases to our customers more efficiently in 2000 compared to 1999.


         Segment Total Assets

         The industrial films segment total assets increased by $10.3 million, or 12.1%, in 2000 to $95.1 million from $84.8 million in 1999. The increase was due to capital expenditures of approximately $8.9 million and increases in accounts receivable and inventories reduced, in part, by depreciation. The capital expenditures were for ongoing capital improvements, as well as a new production line installed in one of our stretch film plants.


1999 VERSUS 1998


Specialty Films


         Net Sales

         The net sales of our specialty films segment increased by $84.3 million, or 22.0%, in 1999 to $467.1 million from $382.8 million in 1998. The increase was due primarily to inclusion of a full year's results from the 1998 Blessings acquisition, including post-acquisition sales volume increases in the operations acquired. The addition of these operations, including the post-acquisition sales improvements, resulted in 1999 increased sales of approximately $64.5 million. Excluding the acquisition related increases, our specialty film volume increased in 1999 by approximately 12.5%. The volume increase was due primarily to a full year's results of capacity expansion in our barrier film operations and the relocation of certain equipment from our closed facilities to specialty films' facilities.


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


Design Products


         Net Sales

         The design products segment net sales increased by $40.8 million, or 28.6%, in 1999 to $183.3 million from $142.5 million in 1998. This increase was primarily due to our recent acquisitions and to sales volume increases resulting from production capacity expansions. The design products segment includes our Mexican operation acquired as part of the May 1998 Blessings acquisition and, accordingly, 1999 sales include a full year of results from this operation. Excluding the approximate effect of this acquisition, net sales dollars increased by 13.9% and sales volume increased by 12.7%. The sales dollar and volume increases were due to additional production capacity added over the last two years in our design products production facilities.


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

         Segment profit excludes nonrecurring plant closing costs. The 1999 plant closing costs of $2.5 million relate entirely to the design products operating segment.


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


Industrial Films


         Net Sales

         The net sales of our industrial films segment increased by $7.4 million, or 4.7%, in 1999 to $163.3 million from $155.9 million in 1998. The increase in sales was due entirely to an increase in our sales volume as our average selling prices were unchanged in 1999 as compared to 1998.


         Segment Profit

         The industrial films segment profit increased by $5.5 million, or 50.0%, in 1999 to $16.5 million from $11.0 million in 1998. The increase was due to increased sales volumes, lower operating expenses and improved manufacturing performance.


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


LIQUIDITY AND CAPITAL RESOURCES

         Upon closing of the Recapitalization, we issued 220,000 Units (the "Units") consisting of $220.0 million principal amount of 13% Senior Subordinated Notes due 2010 (the "Notes") and Warrants (the "Note Warrants") to purchase 18,532 shares of common stock. The Notes were issued at a discount of approximately $5.9 million and mature on June 1, 2010. The Units were issued in a transaction exempt from the registration requirements under the Securities Act of 1933. On August 29, 2000, our registration statement relating to the exchange of the private Notes for Notes registered under the Securities Act of 1933 was declared effective by the Securities and Exchange Commission, and, as a result, the Notes and the Note Warrants became separated. We consummated the exchange offer and issued $220.0 million of registered Notes for all of the private Notes on October 12, 2000. Interest on the Notes is payable semi-annually on each June 1 and December 1, commencing on December 1, 2000. The Notes are unsecured. The Notes are subordinated to all of our existing and future senior debt, rank equally with any future senior subordinated debt and rank senior to any future subordinated debt. The Notes are guaranteed by some of our subsidiaries. The Note Warrants became exercisable on August 29, 2000, and mature on June 1, 2010.

         Upon closing of the offering of the Units and the Recapitalization, we purchased all of our outstanding $125.0 million principal amount of 9 1/8% Senior Subordinated Notes due 2007, refinanced all amounts outstanding under our prior credit facility (the "Prior Credit Facility") and replaced the Prior Credit Facility with amended and restated senior secured credit facilities (the "New Credit Facilities") with The Chase Manhattan Bank, Bankers Trust Company, The Bank of Nova Scotia and a syndicate of banking institutions. The New Credit Facilities consist of a $200.0 million senior secured tranche A facility, $40.0 million of which was made available to our principal Mexican subsidiary (the "Tranche A Facility"), a $280.0 million senior secured tranche B facility (the "Tranche B Facility") and a $100.0 million revolving credit facility (the "Revolving Credit Facility").

         Effective September 30, 2000, we entered into an amendment of our New Credit Facilities. The amendment modified certain financial covenants contained in the New Credit Facilities, including the leverage and interest coverage ratios and the permitted amount of capital expenditures. We were in compliance with the amended covenants of our New Credit Facilities as of September 30, 2000 and as of December 31, 2000. In connection with the amendment, we incurred an amendment fee of $1.4 million, which has been included in interest expense. We also incurred $0.6 million of legal and administrative expenses in connection with negotiating the amendment.

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

         The following table sets forth the principal payments on the Tranche A and B Facilities, for the years 2001 through their maturity in 2008:

         YEAR                                             PRINCIPAL PAYMENT
         -----
         2001...........................................   $     8,050,000
         2002...........................................        22,550,000
         2003...........................................        32,800,000
         2004...........................................        55,300,000
         2005...........................................        62,800,000
         2006...........................................        31,300,000
         2007...........................................       158,760,000
         2008...........................................       104,440,000

         In addition, we are required to make annual mandatory prepayments of the Tranche A and B Facilities under the New Credit Facilities in an amount equal to 50% of excess cash flow within 90 days following the end of each year, commencing with the year ended December 31, 2000. In addition, the Tranche A and B Facilities are subject to mandatory prepayments in an amount equal to (a) 100% of the net cash proceeds of equity and debt issuances by us or any of our subsidiaries and (b) 100% of the net cash proceeds of asset sales or other dispositions of property by us or any of our subsidiaries, in each case subject to certain exceptions.

         We incurred premium and consent fees, plus accrued and unpaid interest on the 9 1/8% senior subordinated notes in connection with the tender offer and consent solicitation, of $11.4 million in connection with the Recapitalization. In addition, approximately $22.3 million, principally relating to financing fees and expenses associated with the Recapitalization, has been capitalized and is being amortized over the terms of the Notes and the New Credit Facilities.

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


         Net Cash Provided by Operating Activities

         Net cash provided by operating activities was $60.3 million in 2000, an increase of $8.9 million, or 17.3%, from $51.4 million in 1999. The increase resulted primarily from decreases in trade accounts receivable, smaller increases in inventories in 2000 compared to 1999, higher accounts payable, and non-cash income statement items. The increase was offset by a decrease in net income during 2000 and an increase in income tax receivable. Net cash provided by operating activities was $51.4 million in 1999, an increase of $5.9 million, or 13.0%, from $45.5 million in 1998. The increase resulted primarily from increased net income in 1999 of $10.0 million, an increase in accounts payable, an increase in noncash items and a decrease in income taxes receivable. These increases in cash flows were offset by increases in receivables and inventories.

         Net Cash Used in Investing Activities

         Net cash used in investing activities was $65.6 million in 2000, $46.0 million in 1999 and $314.8 million in 1998. In 2000 and 1999, the expenditures were almost entirely for capital expenditures. Capital expenditures in 2000 were primarily for major expansion projects in all of our product lines, for upgrading our information systems, and for several new and carryover maintenance projects throughout our company. During 1999, we spent $35.7 million for capital expenditures and $11.5 million for the acquisition of KCL Corporation. The 1999 capital expenditures included expenditures to add new capacity, to upgrade and relocate existing equipment, and to upgrade existing information systems. During 1998, we made net cash payments of approximately $285.7 million for the purchase of Blessings Corporation and $10.9 million for other acquisitions and we spent $52.1 million for capital expenditures. The 1998 capital expenditures included expenditures to upgrade and relocate existing equipment, to add significant new capacity in our design products and specialty films facilities, to add new information systems, and to upgrade existing information systems.

         We expect capital expenditures to remain at approximately current levels for the next few quarters and then decline.


         Net Cash Provided by Financing Activities

         Net cash provided by (used in) financing activities was $0.3 million in 2000 and $(16.7) million in 1999 compared to $275.9 million in 1998. The activity in 2000 was higher as a result of the financial change caused by the Recapitalization. In 1999, cash was used to pay scheduled principal payments and to pay down the outstanding revolver under the Prior Credit Facility. In 1998, net cash provided by financing activities was used primarily to fund our capital expenditures and the acquisition of Blessings Corporation.


         Liquidity

         As of December 31, 2000, we had approximately $57.6 million of working capital and approximately $93.3 million available under our $100.0 million Revolving Credit Facility. We had $3.7 million of letters of credit issued, which has been reflected as a reduction of the amount available for borrowings under our Revolving Credit Facility. As of December 31, 2000, the debt under the New Credit Facilities bore interest at a weighted average rate of 10.24%.

         As of December 31, 2000, we had $3.1 million in cash and cash equivalents, including $2.6 million held by our foreign subsidiaries. The effective tax rate of repatriating this money and future foreign earnings to the United States varies from approximately 40% to 65%, depending on various U.S. and foreign tax factors, including each foreign subsidiary's country of incorporation. High effective repatriation tax rates may limit our ability to access cash and cash equivalents generated by our foreign operations for use in our United States operations, including to pay principal, premium, if any, and interest on the Notes and the New Credit Facilities. In 2000, 1999 and 1998, our foreign operations generated net income from continuing operations of approximately $5.2 million, $8.3 million and $0.5 million, respectively.

         Interest expense and scheduled principal prepayments on our borrowings under the New Credit Facilities and the Notes have significantly increased our future liquidity requirements. We expect that cash flows from operating activities and available borrowings under the New Credit Facilities will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements. If we were to engage in a significant acquisition transaction, however, it may be necessary for us to restructure our existing credit arrangements.


OTHER MATTERS


         Accounting Standards

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards that require derivative instruments to be recorded on the balance sheet as either an asset or liability, measured at fair market value, and that changes in the derivative's fair value be recognized currently in earnings, unless specific hedging accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. As of December 31, 2000, our only outstanding derivative is an interest rate cap and therefore we expect that the adoption of this statement will not have a material effect on our consolidated financial statements.


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

         There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. The following risks and uncertainties, together with those discussed in our Registration Statement on Form S-4 (file no. 333-42008), as amended, which was originally declared effective by the Securities and Exchange Commission on August 29, 2000, are among the factors that could cause our actual results to differ materially from the forward-looking statements. There may be other factors, including those discussed elsewhere in this report, that may cause our actual results to differ materially from the forward-looking statements. Any forward-looking statements should be considered in light of these factors.


         Substantial Leverage

         We are highly leveraged, particularly in comparison to some of our competitors that are publicly owned. Our relatively high degree of leverage may materially limit or impair our ability to obtain additional financing in the future for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes. In addition, a substantial portion of our cash flow from operations must be dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for other purposes, including our operations and future business opportunities. Certain of our borrowings, including borrowings under the New Credit Facilities are at variable rates of interest, exposing us to the risk of increased interest rates. Our leveraged position and the covenants contained in our debt instruments may also limit our flexibility to adjust to changing market conditions and our ability to withstand competitive pressures, thus putting us at a competitive disadvantage. We may be vulnerable in a downturn in general economic conditions or in our business or be unable to carry out capital spending that is important to our growth and productivity improvement programs.


         Ability to Service Indebtedness

         We are required to make scheduled principal payments under the credit facilities commencing in June 2001. Our ability to make scheduled payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. These include fluctuations in interest rates, unscheduled plant shutdowns, increased operating costs, raw material and product prices and regulatory developments. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

         If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness, including the Notes and the New Credit Facilities. We cannot assure you that any such alternative measures would be successful or would permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The New Credit Facilities and the indenture restrict our ability to dispose of assets and use the proceeds therefrom. We cannot assure you that we will be able to consummate such dispositions or to obtain the proceeds which we could realize therefrom or that such proceeds would be adequate to meet any debt service obligations then due.


         Default under New Credit Facilities and Indenture

         If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness (including covenants in the indenture and the New Credit Facilities), we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the credit facilities could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. For the third quarter ended September 30, 2000, we entered into an amendment to our New Credit Facilities to avoid being in default under certain financial covenants. If our operating performance in 2001 does not improve from our historical results in 2000, we may in the future need to obtain waivers from the required lenders under our New Credit Facilities to avoid being in default and we cannot assure you that such waivers will be obtained.


         Exposure to Fluctuations in Resin Prices and Dependence on Resin
Supplies

         We use large quantities of polyethylene, PVC and other resins in manufacturing our products. For the year ended December 31, 2000, resin costs comprised approximately 62% of our total manufacturing costs. Significant increases in the price of resins could adversely affect our operating margins and results of operations. The price of resins is a function of, among other things, manufacturing capacity, demand, and the price of crude oil and natural gas feedstocks. Since the resins used by us are produced from petroleum and natural gas, the instability in the world markets for petroleum and natural gas could adversely affect the prices of our raw materials and their general availability, and this could have an adverse effect on our profitability if the increased costs could not be passed on to customers. We cannot assure you that a significant increase in resin prices would not have an adverse effect on our business, results of operations and debt service capabilities. In addition, we rely on certain key suppliers of resin for most of our resin supply, some of which resin has characteristics proprietary to the supplier. Although we believe that our key suppliers will continue to supply us with adequate amounts of resin on a timely basis and that alternatives are available for resin with proprietary characteristics, the loss of a key source of supply, our inability to obtain resin with desired proprietary characteristics, or a delay in shipments could have an adverse effect on our business. We also obtain resin on favorable terms under certain contracts with suppliers. Should any of our resin suppliers fail to deliver resin or should any such contract be canceled, we would be forced to purchase resin in the open market, and no assurances can be given that we would be able to make such purchases at prices that would allow us to remain competitive.


         Competition

         The markets in which we operate are highly competitive on the basis of service, product quality, product innovation and price. In addition to competition from many smaller competitors, we face strong competition from a number of large film and flexible packaging companies, including AEP, Bemis, Pechiney, Printpack and Tredegar. Some of our competitors are substantially larger, more diversified and have greater financial, personnel and marketing resources than we have and therefore may have certain competitive advantages. Although we have broad product lines and are continually developing our products and graphics, we can give you no assurance that our current customers will continue to purchase our products.


         Customer Relationships

         We are dependent upon a limited number of large customers with substantial purchasing power for a majority of our sales, many of which are reducing their number of suppliers. Our top ten customers accounted for approximately 29% of our net sales in 2000. In particular, Kimberly-Clark accounted for approximately 12% of our 2000 consolidated net sales. The loss of Kimberly-Clark or one or more other major customers, or a material reduction in sales to Kimberly-Clark or these other customers, would have a material adverse effect on our results of operations and on our ability to service our indebtedness.


         Risks Associated with Intellectual Property Rights

         Patents, trademarks and licenses are significant to our business. We also rely on unpatented proprietary know-how, continuing technological innovation and other trade secrets to develop and maintain our competitive position. In addition to our own patents, trade secrets and proprietary know-how, we license from third parties the right to use some of their intellectual property. Although we constantly seek to protect our patents, trademarks and other intellectual property, there can be no assurance that our precautions will provide meaningful protection against competitors or that the value of our trademarks will not be diluted. We routinely enter into confidentiality agreements to protect our trade secrets and proprietary know-how. We cannot assure you, however, that such agreements will not be breached, that they will provide meaningful protection or that adequate remedies will be available to us if these confidentiality agreements are breached.


         Risks Associated with Future Acquisitions

         We have completed a number of acquisitions, and as part of our strategy, we expect to continue to make acquisitions as opportunities arise. There can be no assurance that our efforts to integrate any businesses acquired in the future will result in increased sales or profits. Difficulties encountered in any transition and integration process for newly acquired companies could have a material adverse effect on our financial condition, results of operations or cash flows.


         Risks Associated with International Operations

         We operate facilities and sell products in several countries outside the United States. Operations outside the U.S. include plants and sales offices in Mexico, Canada, Germany and Australia. As a result, we are subject to risks associated with selling and operating in foreign countries. These risks include devaluations and fluctuations in currency exchange rates, unstable political conditions, imposition of limitations on conversion of foreign currencies into U.S. dollars and remittance of dividends and other payments by foreign subsidiaries. The imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries, hyperinflation in certain foreign countries, and imposition or increase of investment and other restrictions by foreign governments could also have a negative effect on our business.


         Risks Associated with Labor Relations

         As of December 31, 2000, we had approximately 3,300 employees, of which approximately 1,350 employees were subject to a total of 11 collective bargaining agreements that expire on various dates between June 30, 2001 and February 19, 2004. On March 7, 2000, approximately 130 employees at our Chippewa Falls, Wisconsin manufacturing plant went on strike, the first strike in our history. Our operations at the facility and our ability to serve our customers were not materially affected during this strike, and the striking employees returned to work on March 20, 2000. Although we consider our current relations with our employees to be good, if major work disruptions were to occur, our business could be adversely affected.


         Risks Associated with Cost Savings Initiatives

         We implemented certain cost savings initiatives during the fourth quarter of 2000 which included the closure of certain facilities, reductions in our workforce and the relocation of our corporate headquarters. We recorded plant closing costs and additional administrative and other expenses of approximately $25 million in the fourth quarter of 2000 and estimate annual cost savings of approximately $15 million from these actions. We cannot assure you that we will be able to achieve the cost savings that we anticipate from these initiatives because these cost savings are based on estimates and assumptions which may not prove correct. Further, even if our cost saving initiative program is successful, we may not be able to improve our operating results as a result of other factors discussed in this report, many of which are beyond our control, such as a reduction in the demand for our products due to an economic downturn which would decrease our revenues, and increases in other operating expenses, such as the cost of our raw materials, which could offset our cost savings and increase our expenses.


         Other Uncertainties

         In addition to the factors described above, we face a number of uncertainties, including: (1) general economic and business conditions, particularly an economic downturn; (2) industry trends; (3) changes in demand for our products; (4) potential legislation and regulatory changes; (5) new technologies; (6) changes in distribution channels or competitive conditions in the markets or countries where we operate; and (7) changes in our business strategy or development plans.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to various interest rate and resin price risks that arise in the normal course of business. We finance our operations with borrowings comprised primarily of variable rate indebtedness. We enter into interest rate collar and swap agreements to manage interest rate market risks and commodity collar agreements to manage resin market risks. Our raw material costs are comprised primarily of resins. Our resin costs comprised approximately 62% of our total manufacturing costs in 2000. Significant increases in interest rates or the price of resins could adversely affect our operating margins, results of operations and ability to service our indebtedness. An increase of 1% in interest rates payable on our variable rate indebtedness would increase our annual interest expense by approximately $4.8 million.

         In December 2000, we purchased an interest rate cap agreement to reduce the impact of changes in interest rates on our floating-rate, long-term debt. The agreement has a notional amount of $128.0 million and expires on December 31, 2003. The agreement entitles us to receive amounts from the counterparty (a bank) if the three-month LIBOR interest rate, as defined in the agreement, exceeds 10%. As of December 31, 2000, the defined three-month LIBOR interest rate was 6.55%. The net premium paid for the interest rate cap agreement was $96,000. At December 31, 2000, the estimated fair value of this derivative was $96,000.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         During 2000 and 1999 and through the date of this report, the Company's independent public accountants have been the accounting firm of Arthur Andersen LLP. There have been no disagreements between the Company and Arthur Andersen LLP on accounting and financial disclosure matters.

                                    PART III


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Certain information about our executive officers and directors is presented in the table below. Pursuant to the stockholders' agreement among us and our current stockholders and the holders of Preferred Stock Warrants, our board of directors currently consists of seven members, four of whom were designated by an affiliate of Southwest Industrial Films, LLC, two of whom were designated by the Trust and one of whom was designated by the Management Investors. On February 16, 2001, Scott K. Sorensen resigned as a member of our board of directors. Mr. Sorensen was one of the Trust's designees to the board. The Trust has not designated a new member to the board, so there is one vacancy on our board of directors for the Trust's designee.

NAME                         AGE                                     POSITION
Richard P. Durham...........  36   Chairman of the Board and Chief Executive Officer
Jack E. Knott II............  46   President and Chief Operating Officer and Director
Donald J. Hofmann, Jr.......  43   Director
Timothy J. Walsh............  37   Director
John M. B.  O'Connor........  46   Director
Richard D. Waters, Jr.......  51   Director

         RICHARD P. DURHAM became our Chief Executive Officer in March 1997 and became the Chairman of our board of directors on May 31, 2000. From March 1997 through March 2001, Mr. Durham also served as our President. Mr. Durham has been with various Huntsman affiliates since 1987. Prior to becoming our President, Mr. Durham served as Co-President and Chief Financial Officer of Huntsman Corporation, where, in addition to being responsible for finance, tax, legal, human resources, public affairs, purchasing, research and development, and information systems, he also was responsible for our operations. Mr. Durham is also a director of Huntsman Corporation. Mr. Durham is a graduate of The Wharton School of Business at the University of Pennsylvania. Pursuant to the stockholders' agreement, Mr. Durham is one of the Trust's designees to the board.

         JACK E. KNOTT II became our President in March 2001 and has been our Chief Operating Officer since September 1, 1997. From September 1997 through March 2001, Mr. Knott also served as our Executive Vice President. Prior to joining us, Mr. Knott was a member of the board of directors of Rexene Corporation and held the position of Executive Vice President of Rexene Corporation and President of Rexene Products. Mr. Knott served in various capacities at Rexene from 1985 to 1997, including Executive Vice President-Sales and Market Development, Executive Vice President, and President of CT Film, a division of Rexene Corporation. Prior to joining Rexene Corporation, Mr. Knott worked for American National Can. Mr. Knott received a B.S. degree in Chemical Engineering and an M.B.A. degree from the University of Wisconsin. Mr. Knott also holds nine patents. Pursuant to the stockholders' agreement, Mr. Knott is the Management Investors' designee to the board.

         DONALD J. HOFMANN, JR. became one of our directors on May 31, 2000. Since 1992, Mr. Hofmann has been a Partner of J.P. Morgan Partners, LLC (formerly, Chase Capital Partners), a global private equity organization with over $20.0 billion under management. J.P. Morgan Partners, LLC provides equity and mezzanine debt financing for management buyouts and recapitalizations, growth equity and capital. Mr. Hofmann is also a director of Advanced Accessory Systems, LLC, Berry Plastics Corporation, BPC Holding Corporation, the parent company of Berry Plastics Corporation, and United Auto Group, Inc. Mr. Hofmann received a B.A. degree from Hofstra University and an M.B.A. degree from the Harvard Business School. Pursuant to the stockholders' agreement, Mr. Hofmann is one of the designees to the board by Southwest Industrial Films, LLC.

         TIMOTHY J. WALSH became one of our directors on May 31, 2000. Since 1999, Mr. Walsh has been a Partner of J.P. Morgan Partners, LLC (formerly, Chase Capital Partners), a global private equity organization with over $20.0 billion under management. J.P. Morgan Partners, LLC provides equity and mezzanine debt financing for management buyouts and recapitalizations, growth equity and capital. From 1993 to 1999, Mr. Walsh held various positions with J.P. Morgan Partners, LLC in Europe and North America. Prior to 1993, he was a Vice President of J.P. Morgan Chase & Co. (formerly, The Chase Manhattan Corporation). Mr. Walsh is also a director of Better Minerals & Aggregates Company. Mr. Walsh received a B.S. degree from Trinity College and an M.B.A. from the University of Chicago. Pursuant to the stockholders' agreement, Mr. Walsh is one of the designees to the board by Southwest Industrial Films, LLC.

         JOHN M. B. O'CONNOR became one of our directors on May 31, 2000. Mr. O'Connor joined J.P. Morgan Partners (formerly, Chase Capital Partners) in 1995 and is a Partner. J.P. Morgan Partners, LLC is a global private equity organization with over $20.0 billion under management. J.P. Morgan Partners, LLC provides equity and mezzanine debt financing for management buyouts and recapitalizations, growth equity and capital. Prior to 1995, Mr. O'Connor was a Managing Director of Chemical Securities, Inc. Mr.

O'Connor received his B.A. degree from Tulane University and an M.B.A. degree from the Columbia University Graduate School of Business. Pursuant to the stockholders' agreement, Mr. O'Connor is one of the designees to the board by Southwest Industrial Films, LLC.

         RICHARD D. WATERS, JR. became one of our directors on May 31, 2000. Mr. Waters has been a Partner of J.P. Morgan Partners, LLC (formerly, Chase Capital Partners), a global private equity organization with over $20.0 billion under management. J.P. Morgan Partners, LLC provides equity and mezzanine debt financing for management buyouts and recapitalizations, growth equity and capital. From 1996 to 1999, Mr. Waters held various positions with J.P. Morgan Partners, LLC. Prior to 1996, Mr. Waters was a Managing Director in the Merchant Banking Group of The Chase Manhattan Bank. Mr. Waters is also a director of NuCo 2 Inc. and Environmental Systems Products Holding Inc. Mr. Waters received a B.A. degree from Hamilton College and an M.B.A. degree from the Columbia University Graduate School of Business. Pursuant to the stockholders' agreement, Mr. Waters is one of the designees to the board by Southwest Industrial Films, LLC.

ITEM 11.      EXECUTIVE COMPENSATION

         The following summary compensation table sets forth information about compensation earned in the fiscal years ended December 31, 2000, 1999 and 1998 by the chief executive officer and the three other executive officers of Pliant (as of the end of the last fiscal year) (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                        LONG TERM
                                                                                      COMPENSATION
                                                           ANNUAL COMPENSATION(1)     AWARDS ..(2)
                                                           -----------------------     SECURITIES
                                                                                       UNDERLYING       ALL OTHER
                                                            SALARY        BONUS       OPTIONS/SARS     COMPENSATION
NAME AND PRINCIPAL POSITION                      YEAR         ($)          ($)             (#)             ($)
- ---------------------------                      ----       ---------    ---------    -------------    --------------
Richard P. Durham................................2000       $ 500,000    $ 245,568                      $  136,350(3)
     Chairman and Chief                          1999         450,000      327,325           --             29,800(4)
     Executive Officer                           1998         400,000       73,721        15,734            29,800(4)
Jack E. Knott II.................................2000       $ 316,667    $ 104,274                      $1,031,469(5)
     President and                               1999         285,421      140,622           --              4,800(6)
     Chief Operating Officer                     1998         263,333       31,331        10,489             4,800(6)
Scott K. Sorensen................................2000       $ 251,667    $  83,947                      $   67,600(8)
     Former Executive Vice President             1999         232,504      112,534           --              4,800(9)
     and Chief Financial Officer(7)              1998         206,068       28,574         7,867            82,035
Ronald G. Moffitt................................2000       $ 193,333    $  46,731                      $   52,600(11)
     Former Executive Vice President             1999         183,336       63,053           --              4,800(12)
     and General Counsel, Secretary(10)          1998         170,527       18,761         2,622             4,800(12)

- --------------------

(1) Perquisites and other personnel benefits, securities or property, in the aggregate, are less than either $50,000 or 10% of the total annual salary and bonus reported for the applicable Named Executive Officer.

(2) At December 31, 2000, the number of shares of restricted stock held by Messrs. Durham, Knott, Sorensen and Moffitt were 14,500, 7,750, 6,750 and 3,750, respectively. The value of such shares of restricted stock at December 31, 2000 has not been reported as compensation because it did not exceed the consideration paid by the applicable Named Executive Officer. See " -- Stock Options and Restricted Stock."

(3) Consists of (a) a $125,000 retention bonus, which is also discussed in "Item 13. Certain Relationships and Related Transactions - Transactions with Management", (b) employer's 401(k) contributions of $5,100 and (c) a $6,250 director's fee, which is also discussed in " -- Compensation of Directors."

(4) Consists of (a) a $25,000 director's fee, which is also discussed in "-Compensation of Directors" and (b) employer's 401(k) contributions of $4,800.

(5) Consists of (a) $836,785 gross-up payment of taxes payable for the exercise of options in connection with the Recapitalization, (b) relocation expense reimbursement of $108,334, (c) a $81,250 retention bonus, which is also discussed in "Item 13. Certain Relationships and Related Transactions - Transactions with Management" and (d) employer's 401(k) contributions of $5,100.

(6)      Consists of employer's 401(k) contributions of $4,800.

(7) Mr. Sorensen was employed as our Executive Vice President and Chief Financial Officer from February 1, 1998 to February 28, 2001. His 1998 compensation is reported for February 1, 1998 to December 31, 1998, which is the period we employed him.

(8) Consists of (a) a $62,500 retention bonus, which is also discussed in "Item 13. Certain Relationships and Related Transactions - Transactions with Management" and (b) employer's 401(k) contributions of $5,100.

(9)      Consists of employer's 401(k) contributions of $4,800.

(10) Mr. Moffitt was employed as our Executive Vice President and General Counsel, Secretary until February 28, 2001.

(11) Consists of (a) a $47,500 retention bonus, which is also discussed in "Item 13. Certain Relationships and Related Transactions - Transactions with Management" and (b) employer's 401(k) contributions of $5,100.

(12)     Consists of employer's 401(k) contributions of $4,800.


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

         Pursuant to the Recapitalization, we adopted a 2000 stock-based incentive compensation plan. The 2000 plan became effective as of the consummation of the Recapitalization and authorizes grants to our management employees as designated by the compensation committee of our board of directors of nonqualified stock options or restricted stock covering 51,010 shares of our common stock. As of March 28, 2001, we had granted restricted stock covering 22,875 shares of common stock and options to acquire 15,435 shares of common stock.

         The following table provides information as to the value of options held by each of the Named Executive Officers at the end of 2000, measured in terms of the fair market value of our common stock on December 31, 2000 ($483.13 per share, which was the per share price paid in the Recapitalization). None of the Named Executive Officers exercised any options under the 1998 plan or the 2000 plan during the last fiscal year.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                                                                           VALUE OF UNEXERCISED
                               SHARES                           NUMBER OF SECURITIES UNDERLYING        IN-THE-MONEY OPTIONS/SARS AT
                             ACQUIRED ON         VALUE        UNEXERCISED OPTIONS/SARS AT FY-END                FY-END ($)
         NAME               EXERCISE (#)        REALIZED         (#) EXERCISABLE/UNEXERCISABLE          EXERCISABLE/UNEXERCISABLE
         ----               ------------        --------      ----------------------------------       ----------------------------

Jack E. Knott II...........       --               --                       8,902/0                           $3,410,623 /$0

         The options or restricted common stock granted pursuant to the 2000 plan vest as follows: (1) one-sixth are "time-vested" options or shares, which means they vested on January 1, 2001, so long as the recipient was still our employee on such date, and (2) the remainder are "performance vested" options or shares, which vest in equal increments over a five-year period commencing on December 31, 2000 as follows: (a) vesting in full, if 100% or more of the applicable target market value of equity is achieved as of the end of the applicable calendar year and (b) partial vesting if more than 90% of the applicable target market value of equity is achieved as of the end of the applicable calendar year. Moreover, all performance vested options or shares not previously vested in accordance with the preceding sentence will vest automatically in full on December 31, 2009 so long as the recipient is still our employee on such date.

         Outstanding options under the 1998 plan were subject to time and performance vesting requirements. One-half of the outstanding options were time vested options, which became exercisable in equal increments over a five-year period commencing January 1, 1998, and the remaining one-half of the outstanding options were performance vested options, which vested in equal increments over a five-year period commencing January 1, 1998, provided we had achieved a specific market value of equity applicable to such increment. For purposes of the performance vested options, our adjusted market value of equity was determined pursuant to a formula based upon our adjusted earnings. The terms of the option agreement provided for partial vesting of the performance vested shares if more than 80% of the applicable market value of equity was achieved. The option agreement also provided for accelerated vesting in the event of a change of control. The Transactions accelerated the vesting of these options, and the shares underlying these options were part of the Management Equity Rollover or the Investor Share Purchase.

         On February 22, 1999, 26,223 outstanding options under the 1998 plan were canceled in connection with the sale of 26,223 shares of Class C common stock to certain members of our senior management. The 26,223 shares were purchased by certain Named Executive Officers for $100 per share, the estimated fair market value of the shares on the date of purchase, pursuant to the terms of an option cancellation and restricted stock purchase agreement between us and certain Named Executive Officers. Mr. Durham purchased 15,734 shares, Mr. Sorensen purchased 7,867 shares and Mr. Moffitt purchased 2,622 shares. We loaned the funds necessary to purchase the stock to each of the Named Executive Officers. See "Item 13. Certain Relationships and Related Transactions -- Transactions with Management." All of such shares were subject to vesting requirements similar to the canceled options. Accordingly, one-half of the shares purchased by each Named Executive Officer were time vested shares, which vested in equal increments over a five-year period commencing January 1, 1998, and the remaining one-half of the shares purchased by each Named Executive Officer were performance vested shares, which vested in equal increments over a five-year period commencing January 1, 1998, provided we had achieved a specified market value of equity applicable to such increment. For purposes of the performance vested shares, our market value of equity was determined pursuant to a formula based upon our adjusted earnings. The terms of the restricted stock purchase agreements provided for partial vesting of the performance vested shares if more than 80% of the applicable market value of equity was achieved. The restricted stock purchase agreements also provided for accelerated vesting in the event of a change of control. The Transactions accelerated the vesting of the restricted stock, and these shares of restricted stock were part of the Management Equity Rollover or the Investor Share Purchase.

PENSION PLANS

         The following table shows the estimated annual benefits payable under our tax-qualified defined benefit pension plan in specified final average earnings and years of service classifications.

                      PLIANT CORPORATION PENSION PLAN TABLE

                                                            YEARS OF BENEFIT SERVICE AT RETIREMENT
                                          -----------------------------------------------------------------------------
       FINAL AVERAGE COMPENSATION           10           15         20          25         30         35          40
- ------------------------------------      -------      -------     -------    -------     -------    -------    -------
             $100,000...............      $16,000      $24,000     $32,000    $40,000     $48,000    $56,000    $64,000
              125,000...............       20,000       30,000      40,000     50,000      60,000     70,000     80,000
              150,000...............       24,000       36,000      48,000     60,000      72,000     84,000     96,000
              175,000...............       27,200       40,800      54,400     68,000      81,600     95,200    108,800
              200,000...............       27,200       40,800      54,400     68,000      81,600     95,200    108,800

         Our current pension plan benefit is based on the following formula:
1.6% of final average compensation multiplied by years of credited service, minus 1.5% of estimated Social Security benefits multiplied by years of credited service (with a maximum of 50% of Social Security benefits). Final average compensation is based on the highest average of three consecutive years of compensation. Covered compensation for purposes of the pension plan includes compensation earned with our former affiliates. The Named Executive Officers were participants in the pension plan in 2000. The final average compensation for purposes of the pension plan in 2000 for each of the Named Executive Officers is $170,000, which is the maximum that can be considered for the 2000 plan year under federal regulations. Federal regulations also provide that the maximum annual benefit paid from a qualified defined benefit plan cannot exceed $135,000 as of January 1, 2000. Benefits are calculated on a straight life annuity basis. The benefit amounts under the pension plan are offset for Social Security as described above.

         The number of completed years of credit service as of December 31, 2000 under our pension plan for the Named Executive Officers participating in the plan were as follows:

                                                              YEARS OF CREDITED
     NAME                                                           SERVICE

     Richard P. Durham(1).....................................        15
     Jack E. Knott II(1)......................................        15
     Scott K. Sorensen........................................         3
     Ronald G. Moffitt(1).....................................         6

- ---------------==

         (1) The years of credited service under the pension plan include 12 years of service credited with affiliates of Pliant for Mr. Durham, 12 years of service credited with affiliates of Pliant for Mr. Knott, and three years of service credited with affiliates of Pliant for Mr. Moffitt. The benefit calculation upon retirement under our pension plan is calculated by multiplying years of credited service by a fraction representing that part of total credited service for which services were provided to us.


EMPLOYMENT AGREEMENTS

         On May 31, 2000, we entered into five-year employment agreements with each of Richard P. Durham, Jack E. Knott II, Scott K. Sorensen and Ronald G. Moffitt. The employment agreements provide for the payment of a base salary, plus a bonus, at least four weeks paid vacation per year, participation in our leased car program and participation in our other employee benefit programs, including our management incentive program, and include non-disclosure of confidential information provisions and a non-compete provision for one year following the executive officer's termination of employment with us (unless termination is due to the term expiring). Each executive officer has agreed in his respective employment agreement that any inventions, improvements, technical or software developments, trademarks, patents and similar information relating to us or our business, products or services conceived, developed or made by such executive officer while employed by us belong to us. In addition, if the executive officer's employment with us terminates for any reason, we will have the right under the employment agreements to repurchase the shares of our common stock owned by such executive officer at a purchase price equal to their fair market value. Similarly, we will also be required to repurchase all of the shares of common stock owned by such executive officer at their option if the executive officer's employment is terminated because of death, disability, retirement or resignation for good reason, so long as we are permitted to do so at the time under the covenants contained in our financing agreements.

         On February 1, 2001, we amended the employment agreement with Mr. Durham to, among other things, specify the duties he will perform as our Chairman and Chief Executive Officer and eliminate our right to repurchase his shares upon termination of employment. We also agreed to repurchase all of the shares of common stock owned by Mr. Durham at his option if Mr. Durham's employment with us is terminated without cause. In addition, pursuant to the employment agreement amendment, we agreed to modify the terms of Mr. Durham's secured and unsecured notes with us. For a description of these amended note terms, see "Item 13. Certain Relationships and Related Transactions - Transactions with Management."

         Following management's decision to relocate its principal executive offices from Salt Lake City to Chicago, each of Messrs. Sorensen and Moffitt chose not to relocate and to resign their positions with Pliant. On December 27, 2000, we entered into a severance agreement with Mr. Sorensen, who resigned from his position as our Executive Vice President, Chief Financial Officer and Treasurer effective immediately after February 28, 2001. Such resignation was treated as a "termination without cause" under Mr. Sorensen's employment agreement. We also entered into a stock redemption agreement with Mr. Sorensen to repurchase all of the 6,750 shares of restricted common stock issued to him. Under the terms of Mr. Sorensen's severance agreement, he will receive the pro rata portion of his base salary for the two months of services provided in 2001, the first quarterly 2001 payment under our management incentive plan and payment of his base salary and continued participation in certain of our employee benefit plans for one year after February 28, 2001. In addition, we agreed to defer our right to repurchase Mr. Sorensen's remaining shares of common stock until February 28, 2003; changed the repurchase price from fair market value to the greater of fair market value and $111.53; modified the terms of Mr. Sorensen's secured and unsecured promissory notes with us; and agreed to reimburse Mr. Sorensen for any federal and state income taxes payable as a result of the cancellation of interest indebtedness on the amended secured promissory note. For a description of the amended note terms and stock redemptions, see "Item 13. Certain Relationships and Related Transactions - Transactions with Management."

         On January 22, 2001, we entered into a severance agreement with Mr. Moffitt, who resigned from his position as our Executive Vice President and General Counsel, Secretary effective immediately after February 28, 2001. Such resignation was treated as a "resignation for good reason" under Mr. Moffitt's employment agreement. We also entered into a stock redemption agreement with Mr. Moffitt to repurchase 3,125 performance shares of restricted common stock issued to him. Under the terms of Mr. Moffitt's severance agreement, he will receive the pro rata portion of his base salary for the two months of services provided in 2001, the first quarterly 2001 payment under our management incentive plan and payment of his base salary and continued participation in certain of our employee benefit plans for one year after February 28, 2001. In addition, we agreed to defer our right to repurchase Mr. Moffitt's remaining shares of common stock until February 28, 2003; changed the repurchase price from fair market value to the greater of the fair market value as of March 31, 2003 and $167.15; granted Mr. Moffitt the right to purchase his leased company vehicle from us at the end of the lease for the residual value; modified the terms of Mr. Moffitt's secured and unsecured promissory notes with us; and agreed to reimburse Mr. Moffitt for any federal and state income taxes payable as a result of the cancellation of interest indebtedness on the amended secured promissory note. Furthermore, Mr. Moffitt agreed to defer his right to cause us to repurchase his shares of common stock until February 28, 2003. For a description of the amended note terms and stock redemptions, see "Item 13. Certain Relationships and Related Transactions - Transactions with Management."

         The annual base salary in 2001 for each of Messrs. Durham, Knott, Sorensen and Moffitt are $500,000, $325,000, $250,000 and $200,000,
respectively.


COMMITTEES OF THE BOARD OF DIRECTORS

         Our board of directors has an executive committee, a compensation committee and an audit committee. The executive committee is able to exercise all of the authority of the board of directors to the maximum extent permitted by Utah law and our charter and bylaws. The members of the executive committee are Richard P. Durham and Timothy J. Walsh. The compensation committee evaluates our compensation policies, determines compensation for our executive officers and administers our stock option plans. The members of the compensation committee are Richard P. Durham and Timothy J. Walsh. The audit committee maintains oversight responsibilities with respect to our accounting, auditing, financial reporting and internal control processes generally. The members of the audit committee are Richard P. Durham and Richard D. Waters, Jr.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Prior to May 31, 2000, our board of directors had designated an executive committee, which was comprised of Jon M. Huntsman and Richard P. Durham, to perform the duties of a compensation committee for us. Richard P. Durham was our President and Chief Executive Officer and Jon M. Huntsman was our Chairman of the Board. As of May 31, 2000, Richard P. Durham and Timothy J. Walsh comprised the compensation committee and perform such duties.

         Richard P. Durham serves as a director of Huntsman Corporation, but is not one of the people who performs the duties of a member of the compensation committee of Huntsman Corporation.


COMPENSATION OF DIRECTORS

         Prior to May 31, 2000, each director received an annual fee of $25,000. As of May 31, 2000, each director who is not an employee of Pliant or a Partner of J.P. Morgan Partners, LLC will receive an annual fee of $25,000. Currently, there is no director of Pliant who is not an employee of Pliant or a Partner of J.P. Morgan Partners, LLC. However, there remains one vacancy on the board of directors for the Trust's designee.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information with respect to the ownership of our common stock as of March 28, 2001 by

        - each person known to own beneficially more than 5% of the common stock,
        - each of our directors,
        - each of our named executive officers, and
        - all of our executive officers and directors as a group.

         The amounts set forth in the table and footnotes below do not include shares of restricted common stock issued under the 2000 plan that remain subject to performance vesting requirements that have not been met as of March 28, 2001.

         Notwithstanding the beneficial ownership of common stock presented below, the stockholders' agreement governs the stockholders' exercise of their voting rights with respect to election of directors and certain other material events. The parties to the stockholders' agreement have agreed to vote their shares to elect the board of directors as set forth therein. See "Certain Relationships and Related Transactions."

         The amounts and percentages of shares beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person's ownership percentage, but not for purposes of computing any other person's percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

         Except as otherwise indicated in these footnotes, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock.

                                                               NUMBER OF SHARES
                                                               OF COMMON STOCK      PERCENT
NAME OF BENEFICIAL OWNER                                      BENEFICIALLY OWNED   OF CLASS
J.P. Morgan Partners (BHCA), L.P.(1)..........................     339,899            59.8%
The Christena Karen H. Durham Trust(2)........................     158,917            29.1
Richard P. Durham(3)..........................................      30,706             5.6
Jack E. Knott II(4)...........................................      10,194             1.8
Scott K. Sorensen(5)..........................................       7,423             1.4
Ronald G. Moffitt(6)..........................................       3,457               *
Donald J. Hofmann, Jr.(7).....................................           -               *
Timothy J. Walsh(7)...........................................           -               *
John M. B.  O'Connor(7).......................................           -               *
Richard D. Waters, Jr.(7).....................................           -               *
All directors and executive officers as a group (6 persons)...      40,900             7.4

- ----------------------

*        Less than 1%.

(1) The address of J.P. Morgan Partners (BHCA), L.P. is 1221 Avenue of the Americas, New York, New York 10020. Includes (i) 317,306 shares of common stock held by Southwest Industrial Films, LLC, which is controlled by J.P. Morgan Partners (BHCA), L.P., as managing member,
         (ii) 22,486 shares of common stock which are issuable upon exercise of the Preferred Stock Warrants held by Flexible Films, LLC, which is controlled by J.P. Morgan Partners (BHCA) L.P. and (iii) 106.5 shares of common stock which are issuable upon exercise of the 1,264 Note Warrants held by Southwest Industrial Films, LLC, which is controlled by J.P. Morgan Partners (BHCA), L.P., as managing member.

(2) The address of The Christena Karen H. Durham Trust is c/o First Security Trust Company of Nevada, 530 Las Vegas Boulevard South, 4th Floor, Las Vegas, Nevada 89101, Attention: Mark Dreschler. The Trust was established for the benefit of Christena H. Durham and her children. Christena H. Durham is the wife of Richard P. Durham. Richard
         P. Durham disclaims beneficial ownership of the shares of common stock owned by the Trust.

(3) Does not include 12,083 shares of restricted common stock issued under the 2000 plan that do not vest until the performance conditions discussed under "Item 11. Executive Compensation -- Stock Options and Restricted Stock" are met.

(4) Includes 8,902 shares of common stock issuable upon exercise of options that are immediately exercisable. Does not include 6,458 shares of restricted common stock issued under the 2000 plan that do not vest until the performance conditions discussed under "Item 11. Executive Compensation -- Stock Options and Restricted Stock" are met.

(5) The address of Mr. Sorensen is 3276 East Walker Oaks Court, Salt Lake City, Utah 84121.

(6) The address of Mr. Moffitt is 6758 S. Vista Grande Drive, Salt Lake City, Utah 84121.

(7) Each of Messrs. Hofmann, Walsh, O'Connor and Waters may be deemed the beneficial owner of the shares of common stock and Preferred Stock Warrants owned by Southwest Industrial Films, LLC and Flexible Films, LLC, respectively, due to their status as executive officers of JPMP Capital Corp., which is a subsidiary of J.P. Morgan Chase & Co. and the general partner of the general partner of J.P. Morgan Partners (BHCA), L.P. J.P. Morgan Partners (BHCA), L.P. controls both Southwest Industrial Films, LLC and Flexible Films, LLC, as their managing member.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


TRANSACTIONS WITH HUNTSMAN CORPORATION

         Prior to the Transactions, we were party to a services agreement with Huntsman Corporation pursuant to which Huntsman Corporation provided us with most of our insurance coverage, administered our employee benefit plans, rented to us corporate headquarters space and provided other services to us. Under that services agreement, we paid Huntsman Corporation $1.2 million, $2.2 million and $2.3 million in 2000, 1999 and 1998, respectively. In addition to amounts paid for services provided under the services agreement, we also reimbursed Huntsman Corporation for insurance premiums and certain other expenses incurred on our behalf. Prior to the Transactions, the most significant services provided under the services agreement were as follows:

      - Our principal executive offices were leased from Huntsman Headquarters Corporation, an indirect, wholly owned subsidiary of Huntsman Corporation.

      - We obtained most of our insurance coverage under policies of Huntsman Corporation. We reimbursed Huntsman Corporation for insurance premiums they paid on our behalf. The reimbursement payments were based on premium allocations which are determined in cooperation with Huntsman Corporation's independent insurance broker.

      - We contracted with Huntsman Corporation for administration of our employee benefit plans.

         Following the Transactions, all of the services provided under the services agreement were discontinued.

         We purchase some of our polyethylene resins from Huntsman Corporation, a wholly owned subsidiary of Huntsman Corporation. All resin is purchased at arm's length at prevailing market prices.

         During 1999 and 1998, we paid a management fee in the amount of $150,000 and $133,333, respectively, to Huntsman Financial Corporation, an affiliate of Huntsman Corporation, for consulting services provided to us by Jon
M. Huntsman. At May 31, 2000, this consulting agreement was terminated. No payments were made pursuant to this consulting agreement during 2000.


TRANSACTIONS WITH MANAGEMENT

         On May 31, 2000, we issued restricted stock under the terms of our 2000 plan to each of our executive officers in the following amounts:

         (a) Richard P. Durham -- 2,417 time-vested shares and 12,083 performance-vested shares in exchange for a secured promissory note of $7,005,389;

         (b) Jack E. Knott II -- 1,292 time-vested shares and 6,458 performance-vested shares in exchange for a secured promissory note of $3,744,260;

         (c) Scott K. Sorensen -- 1,125 time-vested shares and 5,625 performance-vested shares in exchange for a secured promissory note of $3,261,129; and

         (d) Ronald G. Moffitt -- 625 time-vested shares and 3,125 performance-vested shares in exchange for a secured promissory note of $1,811,739.

         Except as modified below, each secured promissory note bears interest at 7% per annum and principal on such secured promissory note is payable in three equal annual installments beginning on May 31, 2006. Interest payable on each secured promissory note from May 31, 2000 to May 31, 2006 is payable in three equal installments beginning on May 31, 2006. Interest accruing from May 31, 2006 to May 31, 2007 is payable on May 31, 2007 in cash and interest accruing from May 31, 2007 to May 31, 2008 must be paid in cash at maturity on May 31, 2008. Each secured promissory note is fully recourse to the executive officer and is secured by the shares of restricted stock owned by such executive officer.

         In connection with the amendment to Mr. Durham's employment agreement, we amended the original terms of his secured promissory note so that (a) no interest would accrue after December 31, 2000 and (b) our sole recourse against Mr. Durham with respect to his obligations under the promissory note would be the 14,500 shares of restricted common stock pledged as collateral.

         As part of the severance arrangements with Messrs. Sorensen and Moffitt, we amended the original terms of their secured promissory notes so that
(a) interest would cease to accrue from December 27, 2000, in the case of Mr. Sorensen, and February 1,

2001, in the case of Mr. Moffitt, and (b) all accrued interest on their secured promissory notes was cancelled as of February 28, 2001, which, in the case of Mr. Sorensen amounted to approximately $132,000, and, in the case of Mr. Moffitt amounted to approximately $85,500. We also entered into stock redemption agreements with each of Messrs. Sorensen and Moffitt pursuant to which we repurchased all 6,750 time and performance vested shares of restricted stock from Mr. Sorensen and the 3,125 performance vested shares of restricted stock from Mr. Moffitt. In each case, we repurchased the shares at a price per share equal to $483.13, which repurchase price was set-off against the principal amount of their respective secured promissory notes. As of March 28, 2001, the amount outstanding under Mr. Durham's secured promissory note, including accrued interest, was $7,292,898; the amount outstanding under Mr. Knott's secured promissory note, including accrued interest, was $3,960,400; the amount outstanding under Mr. Moffitt's secured promissory note was $301,956; and Mr. Sorensen's secured promissory note was no longer outstanding.

         In connection with our split-off from Huntsman Corporation, we issued 7,000 shares of our Class C common stock to Richard P. Durham, our President and Chief Executive Officer and a director, in exchange for a $700,000 promissory note. This promissory note bears interest at 7% per annum and is payable over approximately 51 months. As of December 31, 2000, the outstanding balance on this note was $154,511.

         On February 22, 1999, we sold 26,223 shares of Class C common stock to certain members of our senior management. 15,734 of these shares were issued to Richard P. Durham, our President and Chief Executive Officer in exchange for a $1,573,400 promissory note; 7,867 of these shares were sold to Scott K. Sorensen, our then Executive Vice President, Chief Financial Officer and Treasurer, in exchange for a $786,700 promissory note; and 2,622 shares were sold to Ronald G. Moffitt, our then Senior Vice President and General Counsel, Secretary, in exchange for a $262,200 promissory note. All of such notes bear interest at 7% per annum and were originally payable in three annual installments beginning in February 2002. Pursuant to the recapitalization agreement, each of these promissory notes receivable was amended on May 31, 2000 to provide that they are payable in three annual installments beginning on May 31, 2006. In connection with the amendment to Mr. Durham's employment agreement, we modified the terms of his amended promissory note so that no interest on such note would accrue after December 31, 2000. As part of the severance arrangements with Messrs. Sorensen and Moffitt, we modified the terms of their amended promissory notes so that interest on such notes ceased to accrue on February 28, 2001. As of March 28, 2001, the amount outstanding under Mr. Durham's amended promissory note was $1,637,974; the amount outstanding under Mr. Moffitt's amended promissory note was $275,877; and the amount outstanding under Mr. Sorensen's amended promissory note was $827,889.

         On August 7, 1998, we made an offer to the board of directors of Applied Extrusion Technologies, Inc., a publicly traded company, to purchase all of the outstanding shares of common stock of AET at $10.50 per share in a merger transaction. AET's board rejected the offer. On September 10, 1998, we made another offer to the board of directors of AET to purchase all of the outstanding shares of common stock of AET at $12.50 per share in a merger transaction. On September 14, 1998, Pliant Investment, Inc., our wholly owned subsidiary, purchased shares of the common stock of AET from Richard P. Durham, our President and Chief Executive Officer, for an aggregate purchase price of $3.30 million, in an arms-length transaction approved by the Board of Directors of HPC Investment, Inc. Mr. Durham's original cost of acquiring those AET shares was approximately $3.33 million. AET's Board of Directors subsequently rejected our second offer, and we liquidated our entire investment in AET stock.

         In connection with our exploring options to monetize Jon M. Huntsman's approximate 61% interest, we adopted a Retention Bonus Plan for our eligible employees effective as of March 1, 2000. The purpose of the retention plan was to encourage our senior management and other key employees to continue their employment with us during this period of exploring strategic alternatives. Pursuant to the retention plan, we were required to pay bonuses to those who remained our employees for six months following the completion of the Transactions. Under the retention plan we paid Messrs. Durham, Knott, Sorensen and Moffitt $125,000, $75,000, $62,500 and $47,500, respectively, because they met the six-month continued employment requirement following the consummation of the Transactions.

         During 1999 and 1998, we made charitable contributions of $1,000,000 and $500,000, respectively, to the Huntsman Cancer Institute, a public charity. Jon M. Huntsman, our former Chairman of the Board of Directors, and Richard P. Durham, our President and Chief Executive Officer, serve on the Board of Trustees of the Huntsman Cancer Institute. These charitable contributions ceased as of May 31, 2000 and none were made during 2000.


TRANSACTIONS BETWEEN PLIANT AND NEW STOCKHOLDERS


         Common Stock Registration Rights Agreement

         Pursuant to the registration rights agreement entered into on May 31, 2000, we granted to Southwest Industrial Films, LLC, the Trust, the Management Investors, the holders of our Preferred Stock Warrants and the holders of the Note Warrants certain "demand" and "piggyback" registration rights for the registration under the Securities Act of the shares of common stock owned by them. Under the registration rights agreement, upon request of holders holding in excess of 50% of the shares of common stock held by Southwest Industrial Films, LLC and its transferees and affiliates (the "Requisite Investor Stockholders"), we are required to use our best efforts to register the shares. The Requisite Investor Stockholders will be entitled to request two demand registrations. Also, if we are not a public company or sold to a third party prior to May 31, 2005, the Trust and its transferees and affiliates will be entitled to request one demand registration. Further, at any time 60 days after our initial public offering, holders holding in excess of 60% of the shares of common stock underlying the Preferred Stock Warrants and holders holding in excess of 60% of the shares of common stock underlying the Note Warrants will each be entitled to exercise one demand registration. At any time after we have qualified for use of Form S-3, all parties to the registration rights agreement will have the right to request that we effect a registration under the Securities Act of their shares of common stock, subject to customary "blackout" and "cutback" provisions. The stockholders and holders of the Preferred Stock Warrants and Note Warrants party to the registration rights agreement also may request that we use our best efforts to register shares of common stock held by them in other registrations initiated by us on our own behalf or on behalf of any other stockholder. We must pay all reasonable out-of-pocket costs and expenses, other than underwriting discounts and commissions, of any registration under the registration rights agreement. The registration rights agreement also contains customary provisions with respect to registration procedures, underwritten offerings and indemnification and contribution rights in connection with the registration of common stock on behalf of the stockholders, holders of the Preferred Stock Warrants and holders of the Note Warrants party to the registration rights agreement.

         The above summary of certain provisions of the registration rights agreement does not purport to be complete and is qualified in its entirety by reference to all of the provisions of the registration rights agreement, a copy of which has been incorporated by reference as an exhibit to this report.


         The Stockholders' Agreement

         The stockholders' agreement entered into on May 31, 2000 governs the exercise of voting rights by our stockholders', including holders of our Preferred Stock Warrants who exercise their warrants for common stock, with respect to the election of directors and certain other material events. The parties to the stockholders' agreement agreed initially to vote their shares of common stock to elect (i) four directors designated by Southwest Industrial Films, LLC, (ii) two directors designated by the Trust and (iii) one director designated by the Management Investors. At the request of the Requisite Investor Stockholders, the size of our board of directors may be increased from seven to nine. If so increased, one of the two additional directors will be designated by Southwest Industrial Films, LLC and the other will be designated by the Management Investors.


         The provisions of the stockholders' agreement also govern:

         - restrictions on the transfer of shares of common stock and the Preferred Stock Warrants;

         - preemptive rights for holders of our common stock and Preferred Stock Warrants to purchase certain equity securities to be issued by us in the amounts required to maintain their percentage ownership;

         - stockholder or company rights of first refusal to purchase certain shares of our common stock to be sold by other stockholders;

         - agreement by stockholders and holders of the Preferred Stock Warrants to consent to the sale of all of, or a controlling interest in, us to a third party, if such sale is approved by our board of directors, and to sell their shares of common stock and Preferred Stock Warrants if so required;

         - rights of stockholders and holders of the Preferred Stock Warrants to participate in certain sales of the shares of our common stock by other stockholders; and

         - rights of holders of our common stock and Preferred Stock Warrants to receive certain financial and other information.

         The above summary of certain provisions of the stockholders' agreement does not purport to be complete and is qualified in its entirety by reference to all of the provisions of the stockholders' agreement, a copy of which has been incorporated by reference as an exhibit to this report.


         CREDIT FACILITIES AND OFFERING OF NOTES

         The Chase Manhattan Bank is the syndication agent, and its affiliate, J.P. Morgan Chase & Co. (formerly The Chase Manhattan Corporation), is a lender under our credit facilities. Both The Chase Manhattan Bank and J.P. Morgan Chase & Co. receive customary fees under the credit facilities for acting in such capacities. The Chase Manhattan Bank was also a lender under our prior credit facility, and as a result, received a portion of the proceeds from the financing for the Transactions. Chase Securities Inc.

was one of the initial purchasers in the offering of the $220.0 million aggregate principal amount of 13% senior subordinated notes due 2010, and was also the dealer manager for the debt tender offer and consent solicitation relating to our 9 1/8% senior subordinated notes due 2007 and received customary fees for acting in such capacities. Each of The Chase Manhattan Bank, J.P. Morgan Chase & Co. and Chase Securities Inc. are affiliates of Southwest Industrial Films, LLC, which owns approximately 55% of our outstanding common stock and currently has the right under the stockholders' agreement to appoint four of our directors, and of Flexible Films, LLC, which owns approximately 52% of our Preferred Stock. Southwest Industrial Films, LLC and Flexible Films, LLC are subsidiaries of J.P. Morgan Partners (BHCA), L.P. Donald J. Hofmann, Jr., Timothy J. Walsh, John M.B. O'Connor and Richard D. Waters, Jr., who serve as our directors, are executive officers of J.P. Morgan Partners, LLC, which serves as investment advisor to J.P. Morgan Partners (BHCA), L.P., and JPMP Capital Corp., a subsidiary of J.P. Morgan Chase & Co., which is the general partner of the general partner of J.P. Morgan Partners (BHCA), L.P.

                                     PART IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a)(1)  PLIANT CORPORATION AND SUBSIDIARIES FINANCIAL STATEMENTS:

         Index to Financial Statements and Financial Statement Schedule ..   F-1

         Report of Independent Public Accountants ........................   F-2

         Consolidated Balance Sheets as of December 31, 2000 and 1999 ....   F-3

         Consolidated Statements of Operations for the years
         ended December 31, 2000, 1999 and 1998 ..........................   F-5

         Consolidated Statements of Stockholders' Equity (Deficit) for
         the years ended December 31, 2000, 1999 and 1998 ................   F-6

         Consolidated Statements of Cash Flows for the years ended
         December 31, 2000, 1999 and 1998 ................................   F-7

         Notes to Consolidated Financial Statements ......................   F-9

(a)(2)   FINANCIAL STATEMENT SCHEDULE:

         Schedule II - Valuation and Qualifying Accounts .................   S-1

(a)(3) The following exhibits are filed herewith or incorporated by reference:

       EXHIBIT
        NUMBER

         2.1 Recapitalization Agreement, dated as of March 31, 2000 (the "Recapitalization Agreement"), among Pliant Corporation, Chase Domestic Investments, L.L.C., Richard P. Durham as Representative, and the shareholders of Pliant Corporation signatory thereto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Pliant Corporation on April 12, 2000).

         2.2 Amendment No. 1, dated as of April 3, 2000, to the Recapitalization Agreement (incorporated by reference to Exhibit 2.2 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

         2.3 Amendment No. 2, dated as of May 31, 2000, to the Recapitalization Agreement (incorporated by reference to Exhibit 2.3 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

         3.1 Third Amended and Restated Articles of Incorporation of Pliant Corporation (incorporated by reference to Exhibit 3.1 to Pliant Corporation's Registration Statement of Form S-4 (File No. 333-42008)).

         3.2* Certificate of Amendment to Third Amended and Restated Articles of Incorporation of Pliant Corporation.

         3.3 Amended and Restated Bylaws of Pliant Corporation (incorporated by reference to Exhibit 3.10 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

         4.1 Indenture, dated as of May 31, 2000, among Pliant Corporation, the Note Guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

         4.2      Form of New Notes (incorporated by reference to Exhibit B to
                  Exhibit 4.1).

         4.3 Exchange and Registration Rights Agreement, dated as of May 31, 2000, among Pliant Corporation, the Note Guarantors party thereto, and Chase Securities, Inc. and Deutsche Bank Securities Inc., as Initial Purchasers (incorporated by reference to Exhibit 4.3 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

         10.1 Note Warrant Agreement, dated as of May 31, 2000, among Pliant Corporation and The Bank of New York, as Warrant Agent, relating to the 220,000 Note Warrants (incorporated by reference to Exhibit 10.1 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

         10.2 Stockholders' Agreement, dated as of May 31, 2000, among Pliant Corporation, Chase Domestic Investments, L.L.C. and each of the stockholders and warrantholders listed on the signature pages thereto (incorporated by reference to Exhibit
                  10.2 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

         10.3 Registration Rights Agreement, dated as of May 31, 2000 (the "Registration Rights Agreement"), among Pliant Corporation, Chase Domestic Investments, L.L.C. and each of the stockholders and warrantholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.3 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

         10.4 Amendment No. 1, dated as of June 13, 2000, to the Registration Rights Agreement (incorporated by reference to
                  Exhibit 10.4 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

         10.5 Securities Purchase Agreement, dated as of May 31, 2000, among Pliant Corporation and each of the purchasers of Pliant Corporation's preferred stock listed on the signature pages thereto (incorporated by reference to Exhibit 10.5 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

         10.6 Warrant Agreement, dated as of May 31, 2000, among Pliant Corporation and Chase Domestic Investments, L.L.C. (incorporated by reference to Exhibit 10.6 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

         10.7 Credit Agreement, dated as of September 30, 1997, as amended and restated as of May 31, 2000, among Pliant Corporation, the subsidiary guarantors party thereto, the various lenders from time to time party thereto (the "Lenders"), Bankers Trust Company, as Administrative Agent and Collateral Agent, and The Chase Manhattan Bank, as Syndication Agent, and The Bank of Nova Scotia, as the Documentation Agent (incorporated by reference to Exhibit 10.7 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

         10.8 Amendment No. 1, dated as of September 30, 2000, to Credit Agreement dated as of September 30, 1997, as amended and restated as of May 31, 2000 (incorporated by reference to Exhibit 10.1 to Pliant Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

         10.9 Guarantee Agreement, dated as of September 30, 1997, as amended and restated as of May 31, 2000, among the subsidiary guarantors party thereto and Bankers Trust Company, as Collateral Agent (incorporated by reference to Exhibit 10.8 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

         10.10 Security Agreement, dated as of September 30, 1997, as amended and restated as of May 31, 2000, among the subsidiary guarantors party thereto and Bankers Trust Company, as Collateral Agent (incorporated by reference to Exhibit 10.9 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

         10.11 Pledge Agreement, dated as of September 30, 1997, as amended and restated as of May 31, 2000, among the subsidiary guarantors party thereto and Bankers Trust Company, as Collateral Agent (incorporated by reference to Exhibit 10.10 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

         10.12 Indemnity, Subrogation and Contribution Agreement, dated as of September 30, 1997, as amended and restated as of May 31, 2000, among the subsidiary guarantors party thereto and Bankers Trust Company, as Collateral Agent (incorporated by reference to Exhibit 10.11 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

         10.13 Employment Agreement, dated as of May 31, 2000, between Pliant Corporation and Richard P. Durham (incorporated by reference to Exhibit 10.12 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

         10.14* Amendment No. 1, dated as of February 1, 2001, to the Employment Agreement, dated as of May 31, 2000, between Pliant Corporation and Richard P. Durham.

         10.15 Employment Agreement, dated as of May 31, 2000, between Pliant Corporation and Jack E. Knott (incorporated by reference to
                  Exhibit 10.13 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

         10.16 Employment Agreement, dated as of May 31, 2000, between Pliant Corporation and Scott K. Sorensen (incorporated by reference to Exhibit 10.14 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

         10.17* Letter Agreement, dated as of December 27, 2000, terminating the Employment Agreement, dated as of May 31, 2000, between Pliant Corporation and Scott K. Sorensen.

         10.18 Employment Agreement, dated as of May 31, 2000, between Pliant Corporation and Ronald G. Moffitt (incorporated by reference to Exhibit 10.15 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

         10.19* Letter Agreement, dated as of January 22, 2001, terminating the Employment Agreement, dated as of May 31, 2000, between Pliant Corporation and Ronald G. Moffitt.

         10.20 Restricted Stock Agreement, dated as of May 31, 2000, between Pliant Corporation and Richard P. Durham (incorporated by reference to Exhibit 10.16 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

         10.21 Restricted Stock Agreement, dated as of May 31, 2000, between Pliant Corporation and Jack E. Knott (incorporated by reference to Exhibit 10.17 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

         10.22 Restricted Stock Agreement, dated as of May 31, 2000, between Pliant Corporation and Scott K. Sorensen (incorporated by reference to Exhibit 10.18 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

         10.23* Stock Redemption Agreement, dated as of December 27, 2000, between Pliant Corporation and Scott K. Sorensen.

         10.24 Restricted Stock Agreement, dated as of May 31, 2000, between Pliant Corporation and Ronald G. Moffitt (incorporated by reference to Exhibit 10.19 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

         10.25* Stock Redemption Agreement, dated as of February 1, 2001, between Pliant Corporation and Ronald G. Moffitt.

         10.26 Pledge Agreement, dated as of May 31, 2000, in favor of Pliant Corporation made by Richard P. Durham (incorporated by reference to Exhibit 10.20 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

         10.27 Pledge Agreement, dated as of May 31, 2000, in favor of Pliant Corporation made by Jack E. Knott (incorporated by reference to Exhibit 10.21 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

         10.28 Pledge Agreement, dated as of May 31, 2000, in favor of Pliant Corporation made by Scott K. Sorensen (incorporated by reference to Exhibit 10.22 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

         10.29 Pledge Agreement, dated as of May 31, 2000, in favor of Pliant Corporation made by Ronald G. Moffitt (incorporated by reference to Exhibit 10.23 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

         10.30 1998 Pliant Corporation Stock Option Plan (incorporated by reference to Exhibit 10.10 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 1998).

         10.31 Pliant Corporation Management Incentive Plan for Senior Divisional Management (1999) (incorporated by reference to
                  Exhibit 10.1 to Pliant Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

         10.32 Pliant Corporation 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.26 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

         10.33 Second Amended and Restated Stock Option Agreement, dated as of May 31, 2000 between Pliant Corporation and Jack E. Knott (incorporated by reference to Exhibit 10.27 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

         10.34 Pliant Corporation Management Incentive Plan (2000) (incorporated by reference to Exhibit 10.2 to Pliant Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

         12.1* Statement re: computation of ratios of earning to fixed charges.

         21.1*    Subsidiaries of Pliant Corporation.

      --------

*        Filed with this report.

(b)      Reports on Form 8-K

The Company did not file a report on Form 8-K with the Securities and Exchange Commission during the fourth quarter of 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2001.

                                  PLIANT CORPORATION


                                  By /s/ Richard P. Durham
                                     -------------------------------------------
                                    Richard P. Durham, Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2001 by the following persons on behalf of the Registrant and in the capacities indicated.

                                  By /s/ Richard P. Durham
                                     -------------------------------------------
                                    Richard P. Durham, Chairman
                                    of the Board of Directors and
                                    Chief Executive Officer
                                    (Principal Executive Officer)


                                  By /s/ Jack E. Knott II
                                    --------------------------------------------
                                    Jack E. Knott II, President, Chief Operating
                                    Officer and Director


                                  By /s/ Kurt D. Ogden
                                    --------------------------------------------
                                    Kurt D. Ogden, Vice President and Treasurer
                                    (Principal Financial and Accounting Officer)


                                  By /s/ Donald J. Hofmann, Jr.
                                     -------------------------------------------
                                     Donald J. Hofmann, Jr., Director


                                  By /s/ Timothy J. Walsh
                                     -------------------------------------------
                                     Timothy J. Walsh, Director


                                  By /s/ John M.B. O'Connor
                                     -------------------------------------------
                                     John M.B. O'Connor, Director


                                  By /s/ Richard D. Waters, Jr.
                                    --------------------------------------------
                                     Richard D. Waters, Jr., Director

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

PLIANT CORPORATION AND SUBSIDIARIES FINANCIAL STATEMENTS:

Report of Independent Public Accountants ................................................................  F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999 ............................................  F-3

Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998 ..............  F-5

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2000, 1999 and 1998 ............................................................................................  F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998 ..............  F-7

Notes to Consolidated Financial Statements ..............................................................  F-9

FINANCIAL STATEMENT SCHEDULE:

Schedule II - Valuation and Qualifying Accounts .........................................................  S-1

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Pliant Corporation:

         We have audited the accompanying consolidated balance sheets of Pliant Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pliant Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

         Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



Arthur Andersen LLP

Salt Lake City, Utah
February 2, 2001

                       PLIANT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
 AS OF DECEMBER 31, 2000 AND 1999 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                 2000            1999
                                                                                 ----            ----
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ................................................  $   3,060       $   9,097
   Receivables:
     Trade accounts, net of allowances of $2,166 and $2,115, respectively ...    104,247         109,768
     Other ..................................................................     10,811          12,866
   Inventories ..............................................................     79,151          78,199
   Prepaid expenses and other ...............................................      1,983           2,644
   Income taxes receivable ..................................................      2,758           2,691
   Deferred income taxes ....................................................     12,992           5,408
                                                                               ---------       ---------
         Total current assets ...............................................    215,002         220,673
                                                                               ---------       ---------
PLANT AND EQUIPMENT:
   Land and improvements ....................................................      7,219           7,442
   Buildings and improvements ...............................................     59,446          59,645
   Machinery and equipment ..................................................    324,680         310,232
   Furniture, fixtures and vehicles .........................................      6,057           4,501
   Leasehold improvements ...................................................      1,236             813
   Construction in progress .................................................     32,435           9,412
                                                                               ---------       ---------
                                                                                 431,073         392,045

   Less accumulated depreciation and amortization ...........................    (97,990)        (77,593)
                                                                               ---------       ---------
         Plant and equipment, net ...........................................    333,083         314,452
                                                                               ---------       ---------
INTANGIBLE ASSETS, net ......................................................    205,870         214,956
                                                                               ---------       ---------
OTHER ASSETS ................................................................     31,079          18,942
                                                                               ---------       ---------
         Total assets .......................................................  $ 785,034       $ 769,023
                                                                               =========       =========

                See notes to consolidated financial statements.

                       PLIANT CORPORATION AND SUBSIDIARIES

 AS OF DECEMBER 31, 2000 AND 1999 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                            2000            1999
                                                                                            ----            ----
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
   Current portion of long-term debt .................................................   $   9,362       $  17,120
   Trade accounts payable ............................................................     109,018          60,056
   Accrued liabilities:
       Customer rebates ..............................................................       8,602           8,910
       Other .........................................................................      30,410          26,026
   Due to affiliates .................................................................                       4,715
                                                                                         ---------       ---------
         Total current liabilities ...................................................     157,392         116,827
LONG-TERM DEBT, net of current portion ...............................................     678,031         493,262
OTHER LIABILITIES ....................................................................      25,757          13,983
DEFERRED INCOME TAXES ................................................................      33,060          51,363
                                                                                         ---------       ---------
         Total liabilities ...........................................................     894,240         675,435
                                                                                         ---------       ---------
COMMITMENTS AND CONTINGENCIES (Notes 6, 7, 10 and 12)
REDEEMABLE STOCK:
   Preferred stock - 200,000 shares authorized, 100,000 shares outstanding and designated as Series A, no par value with a redemption and liquidation value
       of $1,000 per share ...........................................................      80,349
   Common stock - 57,121 shares outstanding, no par value, net of related
       stockholders' notes receivable of $14,551 .....................................      16,456
   Common stock - Class C nonvoting, no par value; 60,000 shares authorized,
       49,511 shares outstanding, net of related stockholders' notes receivable
       of $2,795 .....................................................................                       2,926
                                                                                         ---------       ---------
         Total redeemable stock ......................................................      96,805           2,926
                                                                                         ---------       ---------

STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock - Class A voting, no par value; 1,200,000 shares authorized,
       1,000,001 shares outstanding ..................................................                      63,161
   Common stock - Class B voting, no par value; 10,000 shares authorized,
       6,999 shares outstanding ......................................................                         515
   Common stock - no par value; 10,000,000 shares authorized, 510,674 shares
       outstanding ...................................................................      87,989
   Warrants to purchase common stock .................................................      26,500
   Retained earnings (deficit) .......................................................    (312,414)         32,042
   Stockholders' notes receivable ....................................................        (825)           (299)
   Cumulative foreign currency translation adjustments ...............................      (7,261)         (4,757)
                                                                                         ---------       ---------
         Total stockholders' equity (deficit) ........................................    (206,011)         90,662
                                                                                         ---------       ---------
         Total liabilities and stockholders' equity (deficit) ........................   $ 785,034       $ 769,023
                                                                                         =========       =========

                See notes to consolidated financial statements.

                       PLIANT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (DOLLARS IN THOUSANDS)

                                                                                     2000            1999            1998
                                                                                     ----            ----            ----
NET SALES ......................................................................   $ 843,797       $ 813,730       $ 681,124
COST OF SALES ..................................................................     696,716         655,752         561,577
                                                                                   ---------       ---------       ---------
         Gross profit ..........................................................     147,081         157,978         119,547
                                                                                   ---------       ---------       ---------
OPERATING EXPENSES:
   Administration and other ....................................................      70,422          48,905          37,383
   Sales and marketing .........................................................      27,488          25,071          24,148
   Research and development ....................................................       4,623           5,514           3,677
   Compensation and transaction costs related to recapitalization ..............      10,754
   Plant closing costs .........................................................      19,368           2,497           4,875
                                                                                   ---------       ---------       ---------
         Total operating expenses ..............................................     132,655          81,987          70,083
                                                                                   ---------       ---------       ---------
OPERATING INCOME ...............................................................      14,426          75,991          49,464
INTEREST EXPENSE ...............................................................     (68,534)        (44,028)        (37,519)
OTHER INCOME (EXPENSE), net ....................................................         332             435            (879)
                                                                                   ---------       ---------       ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
   INCOME TAXES AND EXTRAORDINARY LOSS .........................................     (53,776)         32,398          11,066
                                                                                   ---------       ---------       ---------
INCOME TAX EXPENSE (BENEFIT):
   Current .....................................................................       4,144           6,829           1,567
   Deferred ....................................................................     (18,387)          7,258           6,966
                                                                                   ---------       ---------       ---------
         Total income tax expense (benefit) ....................................     (14,243)         14,087           8,533
                                                                                   ---------       ---------       ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY LOSS .............     (39,533)         18,311           2,533
INCOME FROM DISCONTINUED OPERATIONS (net of income tax expense of $387) ........                                         582
GAIN ON SALE OF DISCONTINUED OPERATIONS (net of income tax expense of $6,729) ..                                       5,223
                                                                                   ---------       ---------       ---------
INCOME (LOSS) BEFORE EXTRAORDINARY LOSS ........................................     (39,533)         18,311           8,338
EXTRAORDINARY LOSS (net of income tax benefit of $7,500) .......................     (11,250)
                                                                                   ---------       ---------       ---------
NET INCOME (LOSS) ..............................................................   $ (50,783)      $  18,311       $   8,338
                                                                                   =========       =========       =========

                See notes to consolidated financial statements.

                       PLIANT CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
       FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (IN THOUSANDS)


                                                                                                      Warrants
                                                                                                         to
                                                  Class A             Class B                         Purchase  Retained
                                                Common Stock        Common Stock       Common Stock    Common   Earnings
                                   Total      Shares     Amount   Shares    Amount   Shares    Amount   Stock   (Deficit)
                                   -----      ------     ------   ------    ------   ------    ------   -----   ---------
Balance, December 31, 1997        $62,974      1,000    $63,161        7      $515             $       $           $5,393
                                ---------
  Comprehensive income:
   Net income.............          8,338                                                                           8,338
   Other comprehensive
     loss -  Foreign
     currency translation
     adjustments..........           (991)
                                ---------
      Comprehensive income          7,347
                                ---------
  Payments received on
   stockholder note
   receivable.............            266
                                ---------    -------    -------   ------   -------   ------   -------  -------  ---------
Balance, December 31, 1998         70,587      1,000     63,161        7       515                                 13,731
                                ---------
  Comprehensive income:
   Net income.............         18,311                                                                          18,311
   Other comprehensive
     income - Foreign
     currency translation
     adjustments..........          1,629
                                ---------
      Comprehensive loss..         19,940
                                ---------
  Payments received on
   stockholder note
   receivable.............            135
                                ---------    -------    -------   ------   -------   ------   -------  -------  ---------
Balance, December 31, 1999         90,662      1,000     63,161        7       515                                 32,042
                                ---------
  Comprehensive loss:
   Net loss...............        (50,783)                                                                        (50,783)
   Other comprehensive
     loss - Foreign
     currency translation
     adjustments..........         (2,504)
                                ---------
      Comprehensive loss..        (53,287)
                                ---------
  Recapitalization
   transaction............       (231,762)    (1,000)   (63,161)      (7)     (515)     508    86,932   18,550   (272,979)
  Issuance of warrants to
   purchase common stock
   with senior notes......          7,950                                                                7,950
  Preferred stock
   dividends and accretion         (8,771)                                                                         (8,771)
  Increase to redemption
   value of redeemable
   common stock...........        (11,923)                                                                        (11,923)
  Issuance of stock to
   management in exchange
   for promissory notes...                                                                7     3,261
  Discount on stockholder
   note receivable........            323
  Issuance of stock to
   management.............            797                                                 2       797
  Repurchase of common
   stock from management
   and cancellation of
   note...................                                                               (6)   (3,001)
                                ---------    -------    -------   ------   -------   ------   -------  -------  ---------
Balance, December 31, 2000      $(206,011)              $                   $           511   $87,989  $26,500  $(312,414)
                                =========    =======    =======   ======   =======   ======   =======  =======  =========


                                                Cumulative
                                                  Foreign
                                Stockholders'    Currency
                                   Notes       Translation
                                 Receivable    Adjustments
                                 ----------    -----------
Balance, December 31, 1997         $    (700)       $(5,395)

  Comprehensive income:
   Net income.............
   Other comprehensive
     loss -  Foreign
     currency translation
     adjustments..........                             (991)

      Comprehensive income

  Payments received on
   stockholder note
   receivable.............               266
                                    --------        -------
Balance, December 31, 1998              (434)        (6,386)

  Comprehensive income:
   Net income.............
   Other comprehensive
     income - Foreign
     currency translation
     adjustments..........                            1,629

      Comprehensive loss..

  Payments received on
   stockholder note
   receivable.............               135
                                    --------        -------
Balance, December 31, 1999              (299)        (4,757)

  Comprehensive loss:
   Net loss...............
   Other comprehensive
     loss - Foreign
     currency translation
     adjustments..........                           (2,504)

      Comprehensive loss..

  Recapitalization
   transaction............              (589)
  Issuance of warrants to
   purchase common stock
   with senior notes......
  Preferred stock
   dividends and accretion
  Increase to redemption
   value of redeemable
   common stock...........
  Issuance of stock to
   management in exchange
   for promissory notes...            (3,261)
  Discount on stockholder
   note receivable........               323
  Issuance of stock to
   management.............
  Repurchase of common
   stock from management
   and cancellation of
   note...................             3,001
                                    --------        -------
Balance, December 31, 2000             $(825)       $(7,261)
                                    ========        =======

                 See notes to consolidated financial statements.

                       PLIANT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
   FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (DOLLARS IN THOUSANDS)

                                                                                           2000            1999            1998
                                                                                           ----            ----            ----
Cash flows from operating activities:
   Net income (loss) .................................................................  $ (50,783)      $  18,311       $   8,338
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization ...................................................     39,546          35,019          27,088
     Deferred income taxes ...........................................................    (18,387)          7,137           6,966
     Decrease in provision for losses on accounts receivable .........................       (156)           (455)         (1,714)
     Noncash compensation expense related to stock options ...........................      2,641             770
     Discount on stockholder note receivable .........................................        323
     Gain on sale of discontinued operations .........................................                                     (5,223)
     Write-down of goodwill ..........................................................                                        411
     Write-down of impaired plant and equipment ......................................     14,801           1,370             629
     Loss on disposal of assets ......................................................        514              86             305
     Extraordinary loss (net of income taxes) ........................................     11,250
     Changes in operating assets and liabilities - net of effects of acquisitions:
       Trade accounts receivable .....................................................      4,886         (26,278)         15,041
       Other receivables .............................................................      2,055          (3,070)         (7,526)
       Inventories ...................................................................       (952)         (7,829)         14,298
       Prepaid expenses and other ....................................................        661           1,411              46
       Other assets ..................................................................      1,930           7,145           1,685
       Trade accounts payable ........................................................     48,962          16,870           1,528
       Accrued liabilities ...........................................................      4,355          (4,012)          1,998
       Due to affiliates .............................................................     (4,715)         (2,285)         (8,279)
       Income taxes payable/receivable ...............................................        (67)          4,674          (9,004)
       Other liabilities .............................................................      3,402           2,589          (1,097)
                                                                                        ---------       ---------       ---------
           Net cash provided by operating activities .................................     60,266          51,453          45,490
                                                                                        ---------       ---------       ---------
Cash flows from investing activities:
   Capital expenditures for plant and equipment ......................................    (65,644)        (35,723)        (52,101)
   Payment for purchase of certain net assets of KCL Corporation, net of
     cash acquired ...................................................................                    (11,498)
   Proceeds from sale of assets ......................................................                      1,191          33,850
   Payment for purchase of Blessings Corporation, net of cash acquired ...............                                   (285,712)
   Payment for purchase of certain net assets of Ellehammer ..........................                                     (7,877)
   Payment for purchase of certain assets of Allied Signal ...........................                                     (3,000)
                                                                                        ---------       ---------       ---------
           Net cash used in investing activities .....................................    (65,644)        (46,030)       (314,840)
                                                                                        ---------       ---------       ---------
Cash flows from financing activities:
   Payment of capitalized loan fees ..................................................    (22,303)
   Payment of fees from tender offer .................................................    (10,055)
   Redemption of common stock ........................................................   (314,034)
   Net proceeds from issuance of common and preferred stock ..........................    161,820
   Payments on long-term debt ........................................................   (507,002)        (17,850)        (10,544)
   Proceeds from issuance of Class C nonvoting common stock ..........................                        986           1,170
   Payments received from stockholder on note receivable .............................        165             135             266
   Proceeds from issuance of long-term debt ..........................................    691,684                         285,000
                                                                                        ---------       ---------       ---------
           Net cash provided by (used in) financing activities .......................        275         (16,729)        275,892
                                                                                        ---------       ---------       ---------

                 See notes to consolidated financial statements.

                       PLIANT CORPORATION AND SUBSIDIARIES

   FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (DOLLARS IN THOUSANDS)

                                                                                        2000           1999          1998
                                                                                     ---------       --------       -------
Effect of exchange rate changes on cash and cash equivalents .....................   $    (934)      $  1,186       $   264
                                                                                     ---------       --------       -------
Net increase (decrease) in cash and cash equivalents .............................      (6,037)       (10,120)        6,806
Cash and cash equivalents, beginning of the year .................................       9,097         19,217        12,411
                                                                                     ---------       --------       -------
Cash and cash equivalents, end of the year .......................................   $   3,060       $  9,097       $19,217
                                                                                     =========       ========       =======
Supplemental disclosures of cash flow information:
   Cash paid (received) during the year for:
     Interest ....................................................................   $  62,781       $ 43,179       $33,253
                                                                                     =========       ========       =======
     Income taxes ................................................................   $  (4,160)      $   (361)      $ 5,647
                                                                                     =========       ========       =======

Supplemental schedule of noncash investing and financing activities: A capital lease obligation of $353 was incurred during 1999 for new equipment

   On October 18, 1999, certain assets were acquired and certain liabilities were assumed of KCL Corporation for cash of $11,498. As part of the acquisition, liabilities assumed were as follows:

       Fair value of assets acquired (including goodwill of $2,651) ..............                   $ 15,500
       Cash paid .................................................................                    (11,498)
                                                                                                     --------
       Liabilities assumed .......................................................                   $  4,002
                                                                                                     ========

   On May 19, 1998, all of the outstanding capital stock of Blessings
   Corporation was purchased for cash of $213,000. As part of the acquisition, liabilities assumed were as follows:

       Fair value of assets acquired (including goodwill of $168,704) ............                   $328,403
       Cash paid (including the repayment of Blessings Corporation's debt) .......                   (287,499)
                                                                                                     --------
       Liabilities assumed .......................................................                   $ 40,904
                                                                                                     ========

   On March 12, 1998, certain assets were acquired and certain liabilities were assumed of Ellehammer Industries, Ltd. and Ellehammer Packaging, Inc. for cash of $7,877. As part of the acquisition, liabilities assumed were as follows:

       Fair value of assets acquired .............................................                   $  8,604
       Cash paid .................................................................                     (7,877)
                                                                                                     --------
       Liabilities assumed .......................................................                   $    727
                                                                                                     ========

                 See notes to consolidated financial statements.

                       PLIANT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


         NATURE OF OPERATIONS - Pliant Corporation (formerly Huntsman Packaging Corporation) and its subsidiaries (collectively "Pliant") produce polymer-based (plastic), value-added films for flexible packaging, personal care, medical, agricultural and industrial applications. Our manufacturing facilities are located in North America, Germany and Australia.

         RECAPITALIZATION - On May 31, 2000, we consummated a recapitalization pursuant to an agreement dated March 31, 2000 (the "Recapitalization Agreement") among us, our then existing stockholders and an affiliate of J.P. Morgan Partners, LLC, whereby J.P. Morgan Partners, LLC acquired majority control of our common stock. Pursuant to the Recapitalization Agreement, we redeemed all of the shares of our common stock held by Jon M. Huntsman, our founder, then majority stockholder and then Chairman of the Board (the "Equity Redemption") for approximately $314.0 million. An affiliate of J.P. Morgan Partners, LLC purchased approximately one-half of the shares of our common stock held collectively by The Christena Karen H. Durham Trust (the "Trust") and by members of our current and former senior management (the "Management Investors") for approximately $101.8 million. An affiliate of J.P. Morgan Partners, LLC and certain other institutional investors also purchased (the "Investor Common Equity Contribution") shares of common stock directly from us for approximately $63.5 million ($62.6 million net of offering costs). The Trust and the Management Investors retained approximately one-half of the shares of our common stock collectively owned by them prior to the recapitalization. In addition, we issued to another affiliate of J.P. Morgan Partners, LLC and to certain other institutional investors a new series of senior cumulative exchangeable redeemable preferred stock (the "Preferred Stock") and detachable warrants for our common stock (the "Preferred Stock Warrants") for net consideration of approximately $98.5 million. The foregoing transactions are collectively referred to as the "Recapitalization." The total consideration paid in the Recapitalization was approximately $1.1 billion, including transaction costs.

         Immediately following the Recapitalization, approximately 55.5% of our total common stock was owned by an affiliate of J.P. Morgan Partners, LLC approximately 4.3% of our total common stock was owned by certain other institutional investors and approximately 40.2% of our total common stock was owned collectively by the Trust and the Management Investors. J.P. Morgan Partners, LLC owns our common stock through its Flexible Film, LLC subsidiary and owns our preferred stock through its Southwest Industrial Films, LLC subsidiary.

         The accounting for the Recapitalization did not result in changes to the historical cost presentation of our assets and liabilities.

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Pliant and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

         USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         REVENUE RECOGNITION - Sales revenue is recognized upon shipment of product in fulfillment of a customer order.

         ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK - We are dependent upon a limited number of large customers with substantial purchasing power for a significant portion of our sales. Approximately 29% of the consolidated trade accounts receivable before allowances at December 31, 2000 were represented by eight customers with one customer representing approximately 10% of consolidated receivables.

         INVENTORIES - Inventories consist principally of finished film products and the raw materials necessary to produce them. Inventories are carried at the lower of cost (on a first-in, first-out basis) or market value. Resin costs comprise the majority of our total manufacturing costs. Resin shortages or significant increases in the price of resin could have a significant adverse effect on our business.

                       PLIANT CORPORATION AND SUBSIDIARIES

- --------------------------------------------------------------------------------

         PLANT AND EQUIPMENT - Plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated economic useful lives of the assets as follows:

         Land improvements...........................    20 years
         Buildings and improvements..................    20 years
         Machinery and equipment.....................    7-15 years
         Furniture, fixtures and vehicles............    3-7 years
         Leasehold improvements......................    10-20 years

         Maintenance and repairs are charged to expense as incurred and costs of improvements and betterments are capitalized. Upon disposal, related costs and accumulated depreciation are removed from the accounts and resulting gains or losses are reflected in operations.

         Costs incurred in connection with the construction or major rebuild of equipment are capitalized as construction in progress. No depreciation is recognized on these assets until placed in service.

         INTANGIBLE ASSETS - Intangible assets are stated at cost. Amortization is computed using the straight-line method over the estimated economic useful lives of the assets as follows:

         Cost in excess of fair value of net assets acquired ....    10-40 years
         Other intangible assets.................................    2-15 years

         CARRYING VALUE OF LONG-LIVED ASSETS - We evaluate the carrying value of long-lived assets, including intangible assets, based upon current and expected undiscounted cash flows, and recognize an impairment when the estimated cash flows are less than the carrying value of the asset. Measurement of the amount of impairment, if any, is based upon the difference between the asset's carrying value and fair value. As of December 31, 2000, we believe that none of our long-lived assets are impaired. However, should significant customers be lost or industry market conditions materially deteriorate, and as a result our estimates of cash flows decline in the near term, we may be required to record an impairment loss which could be material to our results of operations and financial position.

         OTHER ASSETS - Other assets consist primarily of deferred debt issuance costs, deposits, spare parts and the cash surrender values of key-person life insurance policies. Major spare parts are depreciated using the straight-line method over the useful lives of the related machinery and equipment.

         CASH AND CASH EQUIVALENTS - For the purpose of the consolidated statements of cash flows, we consider short-term highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash generated outside of the United States is generally subject to taxation if repatriated.

         INCOME TAXES - We use the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes.

         DERIVATIVE FINANCIAL INSTRUMENTS - In the normal course of business, we occasionally enter into interest rate derivative agreements to manage interest rate risk on long-term debt. These agreements are generally classified as hedges for matched transactions. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment to interest expense. The related amount payable to or receivable from the counterparties is included in other liabilities or assets. Gains and losses on terminations of interest-rate swap agreements are deferred and amortized as an adjustment to interest expense over the lesser of the remaining term of the original contract or the life of the debt. We also occasionally enter into commodity collar agreements to manage the market risk of our raw material prices. These agreements are classified as hedges. The differential to be paid or received as commodity prices change is accrued and recognized as an adjustment to inventory. The related amount payable to or receivable from the counterparties is included in other liabilities or assets.

         As of December 31, 2000, we have one interest rate derivative contract (see Note 6). For the year ended December 31, 2000 and 1999, we realized a reduction in raw material inventory costs of $0.5 million and $1.3 million, respectively, from commodity collar agreements. There are no such agreements in place as of December 31, 2000.

         RECENT ACCOUNTING PRONOUNCEMENT - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards that

                       PLIANT CORPORATION AND SUBSIDIARIES

- --------------------------------------------------------------------------------

require derivative instruments to be recorded on the balance sheet as either an asset or liability, measured at fair market value, and that changes in the derivative's fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. As of December 31, 2000 our only outstanding derivative is our interest rate cap (see Note 6) and therefore, we expect that the adoption of this statement will not have a material effect on our consolidated financial statements.

         FOREIGN CURRENCY TRANSLATION - The accounts of our foreign subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses. Transactions are translated using the exchange rate at each transaction date. Where the local currency is the functional currency, translation adjustments are recorded as a separate component of stockholders' equity (deficit). Where the U.S. dollar is the functional currency, translation adjustments are recorded in other income within current operations.

         RECLASSIFICATIONS - Emerging Issues Tax Force (EITF) Issue 00-10 requires amounts billed to customers for shipping and handling be classified as revenue and the costs of shipping and handling be reflected as expense. Prior to 2000, the Company recorded the costs as a reduction to sales. Reclassifications have been made to prior years' sales and cost of sales to reflect this change.

2.       INVENTORIES


         INVENTORY BALANCES - Inventories consist of the following at December 31, 2000 and 1999 (in thousands):

                                                         2000          1999
                                                         ----          ----
         Finished goods.......................          $46,760       $41,408
         Raw materials........................           24,158        28,910
         Work-in-process......................            8,233         7,881
                                                        -------       -------
         Total................................          $79,151       $78,199
                                                        =======       =======

3.       SALE OF ASSETS


         On June 1, 1998, Huntsman Container Corporation International ("HCCI"), a wholly owned subsidiary of Huntsman Packaging, sold its entire interest in the capital stock of Huntsman Container Company Limited ("HCCL") and Huntsman Container Company France SA ("HCCFSA") to Polarcup Limited and Huhtamaki Holdings France Sarl, subsidiaries of Huhtamaki Oyj. Together, HCCL and HCCFSA comprised our foam products operations, which were operated exclusively in Europe. Net proceeds from the sale were approximately $28.3 million and a gain of approximately $5.2 million, net of applicable income taxes, was recorded. The results of operations of this separate business segment are reflected as discontinued operations in the accompanying 1998 consolidated statement of operations. Revenues from the foam products operations for the year ended December 31, 1998 amounted to $15.6 million.

         On August 14, 1998, we sold our interest in the capital stock of UK Limited to Skymark Packaging International Limited. Net proceeds from the sale were approximately $5.6 million, including a note receivable from the buyer. The note receivable balance was collected at December 31, 1999.


4.       PLANT CLOSING COSTS


         2000 PLANT CLOSINGS - During 2000, we approved and announced our plans to cease operations at our Dallas, Texas; Birmingham, Alabama; and Harrington, Delaware facilities. Our Dallas facility was closed in December 2000. We expect to close our Birmingham and our Harrington facilities by the end of the third quarter 2001. Plant closing costs for these facilities total $19.6 million and are comprised of a $13.8 million write-off of impaired plant and equipment, a $5.0 million charge for severance costs to eliminate 277 full-time equivalent employees and a $0.8 million charge for other closure costs and inventory write-offs. As of December 31, 2000, included in other accrued liabilities are remaining amounts for plant closing totaling $5.0 million.

         1999 PLANT CLOSINGS - During 1999, we approved and announced our plans to cease operations at one of our facilities in Mexico City and shut down one of our product lines at our Kent, Washington facility. Our product line at Kent was closed down in the first quarter of 2000. Our Mexico City facility is expected to be completely closed by March 31, 2001. Plant closing costs for

                       PLIANT CORPORATION AND SUBSIDIARIES

- --------------------------------------------------------------------------------

these facilities totaled $2.5 million and consisted of a $1.5 million write-off of impaired plant and equipment, and a $1.0 million charge for severance costs to eliminate 146 full-time equivalent employees. During 2000, we reversed $0.1 million of severance cost accruals related to the Kent closure and $0.1 million of other severance accruals which proved to be not needed. As of December 31, 2000, included in other accrued liabilities are remaining amounts for the Mexico closure of approximately $1.4 million.

         1998 PLANT CLOSINGS - During 1998, we approved and announced our plan to cease operations at our Clearfield, Utah facility. Plant closing costs totaled $4.9 million and consisted of a $3.4 million charge for estimated future net lease payments on a noncancellable operating lease, a $0.6 million write-off of impaired plant and equipment, a $0.5 million charge for reduction of severance costs associated with the elimination of 52 full-time equivalent employees and a $0.4 million write-off of impaired goodwill. As of December 31, 2000, included in other accrued liabilities are the remaining amounts estimated to be paid for the noncancellable operating lease of $1.6 million. The lease expires in January 2011.

         It is possible that our estimates of net lease payments on noncancellable operating leases, particularly related to estimated subleasing receipts, could change in the near term and could result in additional accruals or the reversal of amounts previously accrued. Additionally, it is possible that our estimate of the loss on disposal of certain fixed assets could change in the near term based upon differences between estimated and actual sale proceeds.

5.       INTANGIBLE ASSETS


         The cost of intangible assets and related accumulated amortization at December 31, 2000 and 1999 is as follows (in thousands):

                                                              2000            1999
                                                              ----            ----
         Goodwill..................................         $216,141         $216,058
         Trademarks, patents and technology........           15,776           15,776
         Noncompete agreements.....................            7,283            7,283
         Other.....................................            7,455            7,455
                                                            --------         --------
                                                             246,655          246,572
         Less accumulated amortization.............         (40,785)         (31,616)
                                                            --------         --------
         Total.....................................         $205,870         $214,956
                                                            ========         ========

         Amortization expense for intangible assets was approximately $9.2 million, $9.0 million and $6.1 million for the years ended December 31, 2000, 1999 and 1998, respectively.

                       PLIANT CORPORATION AND SUBSIDIARIES

- --------------------------------------------------------------------------------

6.       LONG-TERM DEBT


         Long-term debt as of December 31, 2000 and 1999 consists of the following (in thousands):

                                                                        2000          1999
                                                                        ----          ----
Prior Credit Facilities:
  Revolver, variable interest at a weighted average rate of
     8.644% as of December 31, 1999..........................                        $33,000
  Term loans, variable interest at a weighted average rate
  of 8.272% as of December 31, 1999..........................                        345,281
New Credit Facilities:
  Revolver, variable interest, 11.0% as of December 31,
     2000..............................................                 $3,000
  Tranche A and B term loans, variable interest at a
     weighted average rate of 10.232% as of December 31,
     2000....................................................          476,000
Senior subordinated notes, interest at 13.0% (net of original
    issue discount and warrants being amortized of $13,499)..          206,501
Senior subordinated notes, interest at 9.125%................                        125,000
Line of credit agreement.....................................                          4,274
Obligations under capital leases (see Note 7)................              370           497
Insurance financing, interest at 6.64% monthly payments of
    principal and interest of approximately $140 through
    March 2001 and $90 through April 2002....................            1,522         2,330
                                                                      --------      --------

                     Total...................................          687,393       510,382
Less current portion.........................................          (9,362)      (17,120)
                                                                      --------      --------

Long-term portion............................................         $678,031      $493,262
                                                                      ========      ========

         Upon closing of the Recapitalization, we issued 220,000 Units (the "Units") consisting of $220.0 million principal amount of 13% Senior Subordinated Notes due 2010 (the "Notes") and Warrants (the "Note Warrants") to purchase 18,532 shares of common stock at an exercise price of $0.01 per share. The Notes were issued at a discount of approximately $5.9 million and we allocated approximately $8.0 million to Note Warrants and approximately $206.1 million to Notes based on the relative fair values of each instrument. The Units were issued in a transaction exempt from the registration requirements under the Securities Act of 1933. On August 29, 2000, our registration statement relating to the exchange of the private Notes for Notes registered under the Securities Act of 1933 was declared effective by the Securities and Exchange Commission, and, as a result, the Notes and the Note Warrants became separated. We consummated the exchange offer and issued $220.0 million of registered Notes for all of the private Notes on October 12, 2000. Interest on the Notes is payable semi-annually on each June 1 and December 1, commencing on December 1, 2000. The Notes are unsecured. Prior to June 1, 2003, the Company may, on one or more occasions, redeem up to a maximum of 35% of the original aggregate principal amount of the Notes with the net cash proceeds of one or more equity offerings by the Company at a redemption price equal to 113% of the principal amount thereof, plus accrued and unpaid interest. Otherwise, the Company may not redeem the Notes prior to June 1, 2005. On or after that date, the Company may redeem the Notes, in whole or in part, at a redemption price (expressed as percentages of principal amount), (plus accrued and unpaid interest) multiplied by the following percentages: 106.5% if redeemed prior to June 1, 2006; 104.333% if redeemed prior to June 1, 2007; 102.167% if redeemed prior to June 1, 2008. The Notes are subordinated to all of our existing and future senior debt, rank equally with any future senior subordinated debt and rank senior to any future subordinated debt. The Notes are guaranteed by some of our subsidiaries. The Note Warrants became exercisable on August 29, 2000, and expire on June 1, 2010.

         Upon closing of the offering of the Units and the Recapitalization, we purchased all of our outstanding $125.0 million principal amount of 9 1/8% Senior Subordinated Notes due 2007 pursuant to a tender offer, refinanced all amounts outstanding under our prior credit facilities (the "Prior Credit Facilities") and replaced the Prior Credit Facility with the amended and restated senior secured credit facilities (the "New Credit Facilities") with The Chase Manhattan Bank, Bankers Trust Company, The Bank of Nova Scotia and a syndicate of banking institutions. The New Credit Facilities consist of a $200.0 million senior secured tranche A facility, $40.0 million of which was made available to our principal Mexican subsidiary (the "Tranche A Facility"), a $280.0 million senior secured tranche B facility (the "Tranche B Facility") and a $100.0 million revolving credit facility (the "Revolving Credit Facility"). As of December 31, 2000, we had available borrowing capacity of $93.3 million on the Revolving Credit Facility.

                       PLIANT CORPORATION AND SUBSIDIARIES

- --------------------------------------------------------------------------------

         Loans under the Revolving Credit Facility and the Tranche A Facility bear interest, at our option, at either Adjusted LIBOR plus 3.25% or ABR (as defined below) plus 2.25%, in each case subject to certain adjustments. Loans under the Tranche B Facility bear interest, at our option, at either Adjusted LIBOR plus 3.75% or ABR plus 2.75%. We may elect interest periods of one, two, three or six months for Adjusted LIBOR borrowings. Interest is calculated on the basis of actual days elapsed in a year of 360 days (or 365 or 366 days, as the case may be, in the case of ABR loans based on the Prime Rate) and interest is payable at the end of each interest period and, in any event, at least every three months. ABR is the Alternate Base Rate, which is the higher of Bankers Trust Company's Prime Rate or the Federal Funds Effective Rate plus -1/2 of 1%. Adjusted LIBOR will at all times include statutory reserves.

         We are required to make annual mandatory prepayments of the Tranche A and B Facilities under the New Credit Facilities in an amount equal to 50% of excess cash flow, as defined, within 90 days following the end of each year, commencing with the year ended December 31, 2000. In addition, the Tranche A and B Facilities are subject to mandatory prepayments in an amount equal to (a) 100% of the net cash proceeds of equity and debt issuances by us or any of our subsidiaries and (b) 100% of the net cash proceeds of asset sales or other dispositions of property by us or any of our subsidiaries, in each case subject to certain exceptions. We do not expect to make any mandatory prepayments in 2001.

         Our extraordinary loss for 2000 consists of a $6.0 million charge (net of tax) for the payment made to tender our 9 1/8 % senior subordinated notes and a $5.25 million charge (net of tax) for the write off of capitalized loan fees associated with the early retirement of the various debt facilities.

         The New Credit Facilities and the indenture relating to the Notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell our assets and engage in certain other activities. In addition, the New Credit Facilities require us to maintain certain financial ratios. Effective September 30, 2000, we entered into an amendment of our New Credit Facilities. The amendment modified certain financial covenants contained in the New Credit Facilities, including the leverage and interest coverage ratios and the permitted amount of capital expenditures. We were in compliance with the amended covenants of our New Credit Facilities as of December 31, 2000. In connection with the amendment, we incurred an amendment fee of $1.4 million, which has been included in interest expense. We also incurred $0.6 million of legal and administrative expenses in connection with negotiating the amendment. Indebtedness under the New Credit Facilities is secured by substantially all of our assets, including our real and personal property, inventory, accounts receivable, intellectual property, and other intangibles. Our obligations under the New Credit Facilities are guaranteed by substantially all of our domestic subsidiaries and secured by substantially all of our domestic assets. The New Credit Facilities are also secured by a pledge of 65% of the capital stock of each of our foreign subsidiaries.

         We pay a quarterly commitment fee on the unused amount of the Revolver at an annual rate of 0.50%. The interest rate margins and the commitment fee are subject to reduction if we achieve certain financial ratios. As of December 31, 2000, we had outstanding letters of credit of approximately $3.7 million.

         The scheduled maturities of long-term debt by year as of December 31, 2000 are as follows (in thousands):

         Year Ending December 31,
         ------------------------
         2001...........................         $9,362
         2002...........................         22,966
         2003...........................         32,826
         2004...........................         55,330
         2005...........................         62,833
         Thereafter.....................        504,076
                                               --------

         Total..........................       $687,393
                                               ========

         Certain of our borrowings, including borrowings under the New Credit Facilities, are at variable rates of interest, exposing us to the risk of increased interest rates. Our leveraged position and the covenants contained in our debt instruments may also limit our flexibility to adjust to changing market conditions and our ability to withstand competitive pressures, thus putting us at a competitive disadvantage. We may be vulnerable to a downturn in general economic conditions or in our business or be unable to carry out capital spending that is important to our growth and productivity improvement programs.

         In December 2000, we purchased an interest rate cap agreement to reduce the impact of changes in interest rates on our floating-rate, long-term debt. The agreement has a notional amount of $128.0 million and expires on December 31, 2003. The agreement entitles us to receive amounts from the counterparty (a bank) if the three-month LIBOR interest rate, as defined in the agreement, exceeds 10%. As of December 31, 2000, the defined three-month LIBOR interest rate was 6.55%. The net premium paid

                       PLIANT CORPORATION AND SUBSIDIARIES

- --------------------------------------------------------------------------------

for the interest rate cap agreement of $96,000 is included in other assets in the consolidated balance sheets. Effective January 1, 2001, in accordance with SFAS No. 133, any non-intrinsic changes in fair value will be recorded in earnings. At December 31, 2000, the estimated fair value of this derivative was $96,000.

     We are exposed to credit losses in the event of nonperformance by the counterparty to the financial instrument. We anticipate, however, that the counterparty will be able to fully satisfy its obligations under the contract. Market risk arises from changes in interest rates.

7.       LEASES


         CAPITAL LEASES - We have acquired certain land, building, machinery and equipment under capital lease arrangements that expire at various dates through 2007. At December 31, 2000 and 1999, the gross amounts of plant and equipment and related accumulated amortization recorded under capital leases were as follows (in thousands):

                                             2000        1999
                                             ----        ----
Land and building ........................  $ 309       $ 309
Machinery and equipment ..................    353         353
                                            -----       -----
Total assets held under capital leases ...    662         662
Less accumulated amortization ............   (187)       (104)
                                            -----       -----

                                            $ 475       $ 558
                                            =====       =====

         OPERATING LEASES - We have noncancelable operating leases, primarily for vehicles, equipment, warehouse, and office space that expire through 2006, as well as month-to-month leases. The total expense recorded under all operating lease agreements in the accompanying consolidated statements of operations is approximately $6.7 million, $6.6 million and $5.8 million for the years ended December 31, 2000, 1999 and 1998, respectively.

         Future minimum lease payments under operating leases and the present value of future minimum capital lease payments as of December 31, 2000 are as follows (in thousands):

                                                                      OPERATING      CAPITAL
                                                                       LEASES        LEASES
                                                                       ------        ------
Year Ending December 31,
         2001 .....................................................   $  6,308       $177
         2002 .....................................................      4,643         81
         2003 .....................................................      3,939         45
         2004 .....................................................      3,081         45
         2005 .....................................................      2,423         45
         Thereafter ...............................................      8,032         84
                                                                      --------       ----

Total minimum lease payments ......................................   $ 28,426        477
                                                                      ========
Amounts representing interest .....................................                  (107)
                                                                                     ----

Present value of net minimum capital lease payments (see Note 6) ..                  $370
                                                                                     ====

                       PLIANT CORPORATION AND SUBSIDIARIES

- --------------------------------------------------------------------------------

8.       INCOME TAXES


         The following is a summary of domestic and foreign provisions for current and deferred income taxes and a reconciliation of the U.S. statutory income tax rate to the effective income tax rate.

         The provisions (benefits) for income taxes for the years ended December 31, 2000, 1999 and 1998 are as follows (in thousands):

                                                     2000          1999         1998
                                                     ----          ----         ----
Current:
  Federal ......................................   $   (112)      $ 1,581      $(1,877)
  State ........................................        266           770          128
  Foreign ......................................      3,990         4,478        3,316
                                                   --------       -------      -------
           Total current .......................      4,144         6,829        1,567
                                                   --------       -------      -------

Deferred:
  Federal ......................................    (18,401)        6,975        6,960
  State ........................................         18            71          793
  Foreign ......................................         (4)          212         (787)
                                                   --------       -------      -------
           Total deferred ......................    (18,387)        7,258        6,966
                                                   --------       -------      -------

Total income tax expense (benefit) (excluding
  income taxes applicable to discontinued
  operations and extraordinary item) ...........   $(14,243)      $14,087      $ 8,533
                                                   ========       =======      =======

         The effective income tax rate reconciliations for the years ended December 31, 2000, 1999 and 1998 are as follows (in thousands):

                                                       2000            1999           1998
                                                       ----            ----           ----
Income (loss) before income taxes, discontinued
  operations and extraordinary item ............     $(53,776)       $ 32,398        $11,066
                                                     ========        ========        =======

Expected income tax provision (benefit) at U.S.
  statutory rate of 35% ........................     $(18,822)       $ 11,339        $ 3,873

Increase (decrease) resulting from:
  Goodwill .....................................        1,636           1,625          1,331
  State taxes ..................................          137             547            353
  Adjustment of tax attributes .................         (174)           (912)         1,361
  Foreign rate difference and other, net .......        1,099           1,488          1,615
  Costs related to recapitalization ............        1,881
                                                     --------        --------        -------

Total income tax expense (benefit) (excluding
  income taxes applicable to discontinued
  operations and extraordinary item ............     $(14,243)       $ 14,087        $ 8,533
                                                     ========        ========        =======

Effective income tax rate ......................         26.5%           43.5%          77.1%
                                                     ========        ========        =======

                       PLIANT CORPORATION AND SUBSIDIARIES

- --------------------------------------------------------------------------------

         Components of net deferred income tax assets and liabilities as of December 31, 2000 and 1999 are as follows (in thousands):

                                                              2000           1999
                                                              ----           ----
Deferred income tax assets:
  Net operating loss carryforwards ......................   $ 27,412
  AMT and foreign tax credit carryforwards ..............      2,478       $  2,867
  Accrued pension costs not deducted for tax ............      8,125          5,833
  Accrued employee benefits .............................      2,858          1,372
  Plant closing costs not deducted for tax ..............      2,979            758
  Allowance for doubtful trade accounts receivable ......        508            340
  Inventory related costs not deducted for tax ..........        571            476
  Other                                                          552          1,330
                                                            --------       --------

                 Total deferred income tax assets .......     45,483         12,976
                                                            --------       --------

Deferred income tax liabilities:
  Tax depreciation in excess of book depreciation .......    (58,525)       (52,611)
  Amortization of intangibles ...........................     (6,058)        (5,365)
  Other .................................................       (968)          (955)
                                                            --------       --------

                 Total deferred income tax liabilities ..    (65,551)       (58,931)
                                                            --------       --------

Net deferred income tax liability .......................   $(20,068)      $(45,955)
                                                            ========       ========

As reported on consolidated balance sheets:
  Net current deferred income tax asset .................   $ 12,992       $  5,408
  Net noncurrent deferred income tax liability ..........    (33,060)       (51,363)
                                                            --------       --------
  Net deferred income tax liability .....................   $(20,068)      $(45,955)
                                                            ========       ========

         The net operating loss carryforwards for federal tax purposes of approximately $78.3 million expire in 2020.

9.       EMPLOYEE BENEFIT PLANS


         DEFINED CONTRIBUTION PLAN - We sponsor a salary deferral plan covering substantially all of our non-union domestic employees. Plan participants may elect to make voluntary contributions to this plan up to 15% of their compensation. We contribute 1% of the participants' compensation and also match employee contributions up to 2% of the participants' compensation. We expensed approximately $2.6 million, $2.2 million and $1.9 million as our contribution to this plan for the years ended December 31, 2000, 1999 and 1998, respectively.

         DEFINED BENEFIT PLANS - We sponsor three noncontributory defined benefit pension plans (the "United States Plans") covering domestic employees with 1,000 or more hours of service. We fund the actuarially computed retirement cost. Contributions are intended to not only provide for benefits attributed to service to date but also for those expected to be earned in the future. We also sponsor a defined benefit plan in Germany (the "Germany Plan"). The consolidated accrued net pension expense for the years ended December 31, 2000, 1999 and 1998 includes the following components (in thousands):

United States Plans                                      2000          1999          1998
                                                         ----          ----          ----
Service cost - benefits earned during the period ...  $ 4,098       $ 4,056       $ 3,726
Interest cost on projected benefit obligation ......    4,192         3,659         3,469
Expected return on assets ..........................   (4,348)       (3,913)       (3,777)
Other ..............................................     (185)          100            (3)
                                                      -------       -------       -------

Total accrued pension expense ......................  $ 3,757       $ 3,902       $ 3,415
                                                      =======       =======       =======

Germany Plan

Service cost - benefits earned during the period ...  $    62       $    63       $    64
Interest cost on projected benefit obligation ......       62            62            66
                                                      -------       -------       -------

Total accrued pension expense ...................... $   124       $   125       $   130
                                                      =======       =======       =======

                       PLIANT CORPORATION AND SUBSIDIARIES

- --------------------------------------------------------------------------------

         The following table sets forth the funded status of the United States Plans and the Germany Plan as of December 31, 2000, 1999 and 1998 and the amounts recognized in the consolidated balance sheets at those dates (in thousands):

United States Plans                                                      2000           1999           1998
- -------------------                                                      ----           ----           ----
Change in benefit obligation:
  Obligation at January 1 .......................................      $ 50,405       $ 52,348       $ 27,025
  Service cost ..................................................         4,098          4,056          3,726
  Interest cost .................................................         4,192          3,659          3,469
  Curtailments ..................................................                                      (2,137)
  Settlements ...................................................                                          50
  Plan amendments ...............................................           219                         2,340
  Transfer of liability from Huntsman Corporation plan ..........           138
  Actuarial (gain) loss .........................................           942         (7,781)         1,333
  Acquisition ...................................................                                      18,264
  Benefits paid .................................................        (1,958)        (1,877)        (1,722)
                                                                       --------       --------       --------

Obligation at December 31 .......................................      $ 58,036       $ 50,405       $ 52,348
                                                                       ========       ========       ========

Change in plan assets:
  Fair value of assets at January 1 .............................      $ 49,290       $ 44,001       $ 24,235
  Actual return on plan assets ..................................          (505)         6,603          3,941
  Transfer of assets from Huntsman Corporation plan .............           138
  Acquisition ...................................................                                      16,143
  Employer contributions ........................................                          563          1,404
  Benefit payments ..............................................        (1,958)        (1,877)        (1,722)
                                                                       --------       --------       --------
Fair value of plan assets at December 31 ........................      $ 46,965       $ 49,290       $ 44,001
                                                                       ========       ========       ========

Underfunded status at December 31 ...............................      $ 11,071       $  1,115       $  8,347
Unrecognized net actuarial loss .................................         5,011         11,103            641
Unrecognized prior service cost .................................        (1,584)        (1,477)        (1,586)
                                                                       --------       --------       --------

Accrued long-term pension liability included in other
 liabilities ....................................................      $ 14,498       $ 10,741       $  7,402
                                                                       ========       ========       ========

         For the above calculations, increases in future compensation ranging from 4.0% to 4.5% were used for the non-union plan. There was no increase in future compensation used for the two union plans. For the calculations, discount rates ranging from 6.75% to 7.75% and expected rates of return on plan assets of 9.0% were used for all plans.

Germany Plan                                                             2000          1999
- ------------                                                             ----          ----
Change in benefit obligation:
  Obligation at January 1 .......................................      $ 1,090       $ 1,143
  Service cost ..................................................           62            63
  Interest cost .................................................           62            62
  Benefits paid .................................................           (4)           (5)
  Change due to exchange rate ...................................          (42)         (173)
                                                                       -------       -------
Obligation at December 31 .......................................      $ 1,168       $ 1,090
                                                                       =======       =======
Fair value of plan assets at December 31 ........................         None          None

Underfunded status at December 31 ...............................      $ 1,168       $ 1,090
Unrecognized net actuarial loss .................................           44            75
                                                                       -------       -------
Accrued long-term pension liability included in other
 liabilities ....................................................      $ 1,212       $ 1,165
                                                                       =======       =======

         Increases in future compensation ranging from 2.0% to 3.5% and discount rates ranging from 6.0% to 7.0% were used in determining the actuarially computed present value of the projected benefit obligation of the Germany Plan. The cash surrender value

                       PLIANT CORPORATION AND SUBSIDIARIES

- --------------------------------------------------------------------------------


of life insurance policies for Germany Plan participants included in other assets is approximately $0.5 million as of December 31, 2000 and 1999.

         FOREIGN PLANS OTHER THAN GERMANY - Employees in other foreign countries are covered by various post employment arrangements consistent with local practices and regulations. Such obligations are not significant and are included in the consolidated financial statements in other liabilities.

         OTHER PLANS - As part of the acquisition of Blessings Corporation (see
Note 13), we assumed two supplemental retirement plans covering certain former employees of Blessings Corporation. The liability for these plans included in other liabilities at December 31, 2000 was approximately $1.3 million.


10.      REDEEMABLE STOCK


         CLASS C COMMON STOCK AND COMMON STOCK - During 1999 and 1998, we sold a total of 50,611 shares of Class C nonvoting common stock to employees for $100 per share, the estimated fair market value. As consideration, we received cash of $2.5 million and notes receivable of $2.6 million. During 1999 and 1998, we redeemed a total of 1,100 shares for $100 per share. Of the total 49,511 shares outstanding at December 31, 1999, 26,223 shares were subject to repurchase rights of the Company. In addition, the stockholders had the right, following three years from the purchase date, to put any or all of the shares to Pliant for repurchase. Pursuant to the Recapitalization the 49,511 shares of Class C nonvoting common stock were exchanged for the same number of common shares and the original repurchase rights and put options were cancelled. Also, as part of the Recapitalization, 17,967 of these shares were redeemed (see Note 1).

         In connection with employment agreements entered into with four of these employees as part of the Recapitalization, new repurchase rights and put options were established. The new repurchase rights allow Pliant to repurchase these shares from the employee in the event of termination for any reason. The new put options allow the employees to require the Company to purchase all of the shares in the event of resignation for good reason, death, disability or retirement, subject to the restrictive provisions of any credit or other agreements. The price under the repurchase rights and the put options is the fair market value of the common stock, as determined in good faith.

         The $2.6 million notes receivable are full recourse, secured promissory notes, bear interest at 7% per annum and are payable in three annual installments beginning in February 2002. Pursuant to the Recapitalization, the promissory notes were amended to provide that they are payable in three annual installments beginning on May 31, 2006.

         In May 2000, we sold 32,750 shares of additional restricted common stock to the same four employees for $483.13 per share, the estimated fair market value. We received, as consideration, notes receivable totaling $15.8 million. The notes receivable are full recourse, secured promissory notes, bear interest at 7% per annum and require the payment of principal and accrued interest in three equal annual installments beginning on May 31, 2006.

         Under the May 2000 stock purchase agreements, we have repurchase rights, which allow us to repurchase certain shares from the employees, if the individuals cease to be employees for any reason. The repurchase rights lapse as follows: (1) one-sixth on January 1, 2001, so long as the recipient is still our employee on such date and (2) the remainder in equal increments over a five-year period commencing on December 31, 2000 as follows: (a) in full if 100% or more of the applicable target market value of equity is achieved as of the end of the applicable calendar year and (b) partial, if more than 90% of the applicable target market value of equity is achieved or (c) if the target market value of equity is not achieved, in full on December 31, 2009. The repurchase rights terminate in the event of certain acceleration events as defined in the agreement. The repurchase price per share is the original price paid by the employee plus interest compounded annually at 7% commencing on the 181st day after the date of termination of the employee through the date on which the shares are actually repurchased.

         In addition, under the same employment agreements as previously noted, additional repurchase rights and put options were established. The repurchase rights allow the Company to repurchase shares, not already subject to the May 2000 stock purchase agreement repurchase rights, from the employee in the event of termination for any reason. The put options allow for the employees to require the Company to purchase all of the shares in the event of resignation for good reason, death, disability or retirement, subject to the restrictive provisions of any credit or other agreements. However, the put option related to the 32,750 shares, in no event can be exercised until January 1, 2006. The price under the repurchase rights and the put options is the fair market value of the common stock, as determined in good faith.

         On December 27, 2000, we entered into a severance agreement with one of the employees. Under the agreement, we cancelled approximately $133,000 of accrued interest on a note receivable. We repurchased 6,211 shares of restricted stock for

                       PLIANT CORPORATION AND SUBSIDIARIES

- --------------------------------------------------------------------------------


$483.13 per share and offset the purchase price against $3.0 million of note principal. In addition, we agreed on January 2, 2001, to repurchase an additional 539 shares of restricted stock for $483.13 per share and offset the purchase price against $260,000 of note principal. The Company's repurchase rights were changed on the remaining 7,423 shares of common stock owned by this individual, whereby the Company agreed not to repurchase the shares until February 28, 2003 at a repurchase price of the greater of the fair market value or the balance on the note receivable. Interest ceases to accrue on the remaining $787,000 balance of the note related to the sale of stock in 1999. Further, the put option was cancelled. As a result of these modifications, a $323,000 discount on the note receivable balance was recorded as compensation expense. The discount will be amortized to interest income over the remaining term of the note. In the event we determine to repurchase the stock from this individual at an amount that is: (1) greater than the fair value of the stock (i.e. the note balance is greater than the fair value) or (2) greater than the note balance as a result of future increases in fair value of the stock, we will record additional expense.

         On January 22, 2001, we entered into a severance agreement with another one of the employees. Under this agreement, we cancelled approximately $85,000 of accrued interest on a note receivable. We repurchased 3,125 shares of restricted stock for $483.13 and offset the purchase price against $1.5 million of note principal. We further agreed to cease interest on the remaining $302,000 principal balance of the note receivable related to 625 shares and to cease interest on the $262,000 principal balance related to the sale of stock in 1999. As a result of these interest modifications, a $208,000 discount on the note receivable balance will be recorded as compensation expense in the first quarter of 2001. The discount will be amortized to interest income over the remaining term of the note. In addition, the Company's repurchase rights and the individual's put option were changed on the remaining 2,832 shares of common stock owned by this individual. We agreed not to repurchase and the individual agreed not to exercise the put option on the shares until February 28, 2003. The repurchase price and the put option price were changed to be the greater of the fair value of the stock or the balance on the note receivable. Because the fair value of these shares was $483.13 per share on January 22, 2001, compensation expense of approximately $1.0 million will be recorded in the first quarter of 2001, which represents the difference between the carrying amount and the fair value of the 2,622 shares common stock that are subject to the note receivable.

         On February 1, 2001, we amended the note agreements with a third employee that were issued in connection with the sale of restricted stock in 1999 and 2000. Under the amended agreements, interest ceases to accrue, effective December 31, 2000, on one note with a principal balance of $1.6 million and another note with a principal balance of $7.0 million. Further, the notes were modified to remove the full recourse provisions and modify the pledge agreement. As a result of these modifications, the sale of stock for notes will now be accounted for as stock options and will be subject to variable accounting. Accordingly, changes in the fair value of the common stock in excess of the note balance will be recorded as compensation expense until the note is paid in full. In addition, interest income will not be recorded on these notes. This will result in compensation expense of approximately $6.0 million, which will be recorded in the first quarter of 2001.

         Because of the modifications to three of the four employee notes, in the first quarter of 2001 the fourth employee's 2000 stock purchase will be accounted for as stock options, subject to variable accounting. In addition, interest income will not be recorded on this note with a principal balance of $3.7 million.

         As of December 31, 2000, there were a total of 57,121 common shares subject to put options as described above, of which 12,765 shares were acquired by the employees for cash in 1997 through 1999. As a result of the put options, the carrying value of all shares subject to put options will be adjusted to fair value at each reporting period with a corresponding offset to shareholders' equity for amounts related to the 12,765 shares and compensation expense for amounts related to the remaining shares until the notes receivable are paid in full.

         PREFERRED STOCK - We are authorized to issue up to 200,000 shares of preferred stock. As of December 31, 2000, 100,000 shares have been designated as Series A Cumulative Exchangeable Redeemable Preferred Stock (the "Preferred Stock"). In connection with the Recapitalization, we sold 100,000 shares of Preferred Stock and detachable warrants to purchase 43,242 shares of common stock for net consideration of $98.5 million, net of issuance costs of $1.5 million. We allocated approximately $80.0 million to Preferred Stock and $18.5 million to the warrants based on the relative fair values of the instruments. The common stock warrants have an exercise price of $0.01 per share and expire on May 31, 2011.

         Dividends on Preferred Stock accrue at an annual rate of 14%. We have the option to pay dividends in cash or to have the dividends accrue and compound quarterly. After May 31, 2005, however, the annual dividend rate increases to 16% unless we pay dividends in cash. The annual dividend rate also increases to 16% if we fail to comply with certain of our obligations or upon certain events of bankruptcy.

         The Preferred Stock is our most senior class of capital stock. We may, at our option, exchange the Preferred Stock for 14% senior subordinated exchange notes so long as such exchange and the associated debt incurrence is permitted by our existing debt instruments. We must redeem the Preferred Stock at a price equal to its liquidation preference of $1,000 per share, plus accumulated dividends, on May 31, 2011. On or after May 31, 2003, we may redeem the Preferred Stock at our option, in whole or in part, at a

                       PLIANT CORPORATION AND SUBSIDIARIES

- --------------------------------------------------------------------------------


redemption price equal to the sum of the liquidation preference plus accrued and unpaid dividends multiplied by the following percentages: 107% if redeemed prior to May 31, 2004; 103% if redeemed on or after May 31, 2004 and prior to May 31, 2005; and 100% if redeemed at any time on or after May 31, 2005.

         As a result of the mandatory redemption features, as of December 31, 2000, the carrying value of the Preferred Stock has been increased by $399,000 to reflect accretion towards the $100.0 million redemption value at May 31, 2011, excluding accumulated dividends. As of December 31, 2000, we have accrued dividends of approximately $8.4 million, which are included in other long-term liabilities.

11.      STOCK OPTION PLANS


         Pursuant to the Recapitalization, we adopted a 2000 stock incentive plan, which allows us to grant to employees nonqualified options to purchase up to 51,010 shares of common stock. The option price must be no less than fair market value on the date of grant. Unvested options are forfeited upon the employee's termination of employment. Vested options are forfeited, if not exercised 90 days after the employee's termination of employment. The plan is administered by the board of directors who determines the quantity, terms and conditions of an award, including any vesting conditions. The plan expires on either May 31, 2010 or a date which the board of directors, in its sole discretion, determines that the plan will terminate.

         Prior to the adoption of the 2000 plan, we had adopted the 1998 Huntsman Packaging Corporation Stock Option Plan which allowed for grant of options to purchase Class C common stock. All options that were outstanding under that plan as of the date of the Recapitalization (consisting of 8,902 options) were exchanged for options to purchase common stock under the 2000 stock incentive plan. There was no modification to the exercise price or the number of shares subject to option at the date of exchange. With the change of control that occurred with the Recapitalization, in accordance with the 1998 stock option plan, these options became 100% vested.

                       PLIANT CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
- --------------------------------------------------------------------------------

         A summary of stock option activity under the 1998 and 2000 plans is as follows:

                                                             WEIGHTED
                                               OPTION        AVERAGE
                                               SHARES     EXERCISE PRICE
                                               ------     --------------
         Outstanding at December 31, 1997
           Granted ......................      41,956      $   100.00
           Exercised
           Forfeited or cancelled .......      (2,622)         100.00
                                              -------
         Outstanding at December 31, 1998      39,334          100.00
           Granted
           Exercised
           Forfeited or cancelled .......     (28,845)         100.00
                                              -------
         Outstanding at December 31, 1999      10,489          100.00
           Granted ......................      15,435          483.13
           Exercised ....................      (1,587)         100.00
           Forfeited or cancelled .......      (1,635)         483.13
                                              -------
         Outstanding at December 31, 2000      22,702          332.90
                                              =======

         Exercisable at December 31, 2000       8,902      $   100.00
                                              =======

         The weighted average remaining contractual life of the options is 8.5 years at December 31, 2000. Options to purchase 13,800 shares vest as follows:
(1) 2,300 will vest on January 1, 2001 and (2) 11,500 vest in equal increments over a five-year period commencing on December 31, 2000 as follows (a) vesting in full if 100% or more of the applicable target market value of equity is achieved as of the end of the applicable calendar year and (b) partial vesting if more than 90% of the applicable target market of equity is achieved as of the end of the applicable calendar year. If the applicable targets are below 90% each year, vesting will automatically occur in full on December 31, 2009.

         Subsequent to year end, unvested options to purchase 466 shares were forfeited as a result of employee terminations and vested options to purchase 94 shares will be forfeited if not exercised within 90 days from the termination date.

         ACCOUNTING FOR STOCK-BASED COMPENSATION PLANS - We apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock-based compensation plans as they relate to employees and directors. Some of the options issued under the 1998 plan were performance-based options and required variable plan accounting. For the years ended December 31, 2000 and 1999, the Company recorded compensation expense of $2.6 million and $0.8 million, respectively, related to these options. As a result of the Recapitalization, the remaining performance-based options became 100% vested. However, under employment agreements entered into with the Recapitalization, the shares contained a put option (see Note 10). As a result, the Company accounts for the 8,902 options as variable until exercised. Had compensation cost been determined in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," our income (loss) from continuing operations for the years ended December 31, 2000, 1999 and 1998 would have been the following pro forma amounts (in thousands):

                                    2000          1999         1998
                                  --------      --------     --------
         As reported ..........   $(39,533)     $ 18,311     $  2,533
         Pro forma ............    (37,214)       18,978        2,147

         The fair market value of each option is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions for 2000 and 1998 grants, respectively: risk free rate of return of 6.02% and 6.75%; expected life of 9 years and 10 years; dividend yield of 0% and 0%; and volatility of 0% and 0%. The weighted average fair value of the options as determined by the Black-Scholes option-pricing model was $202 per share and $49 per share for 2000 and 1998 grants, respectively.

12.      COMMITMENTS AND CONTINGENCIES


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

                       PLIANT CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
- --------------------------------------------------------------------------------

plant site between January 1, 1988 and May 18, 1992. This indemnity expires on May 8, 2002 and reduces ten percent each year beginning May 12, 1997. We believe that the ultimate liability, if any, resulting from this indemnification will not be material to our financial position or results of operations.

         ROYALTY AGREEMENTS - We have entered into royalty agreements (the "Agreements") for the right to use certain patents in the production of our Winwrap stretch film. We paid a fee of $450,000 to the patent holder for the first 2,250,000 pounds of film produced in North America. The Agreements require us to pay the patent holder a fee of $.10 for each pound of Winwrap produced in excess of 2,250,000 pounds but less than 37,500,000 pounds and $.05 per pound for each pound of Winwrap produced in excess of 37,500,000 pounds in North America. The Agreements require us to pay certain fees to obtain the rights to sell Winwrap outside of North America. The Agreements also require us to pay $.075 per pound of Winwrap sold outside of North America. We have the option to maintain these rights in subsequent years for certain agreed-upon fees. The Agreements terminate upon the expiration of the related patents in 2009. During 2000, 1999 and 1998, we paid royalties of $1.1 million, $0.7 million and $0.5 million, respectively, under the Agreements.

         LITIGATION - We are subject to litigation and claims arising in the ordinary course of business. We believe, after consultation with legal counsel, that any liabilities arising from such litigation and claims will not have a material adverse effect on our financial position or results of operations.

13.      ACQUISITIONS


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

         KCL CORPORATION - On October 18, 1999, we acquired certain assets and assumed certain liabilities of KCL Corporation and subsidiaries for cash of approximately $11.5 million. The acquisition was accounted for using the purchase method of accounting. Accordingly, results of operations have been included in the accompanying consolidated financial statements from the date of acquisition. We recorded goodwill of approximately $2.7 million, which is being amortized on a straight-line basis over 10 years. In connection with the purchase of KCL, we announced a plan to eliminate 32 full-time equivalent employees, move certain purchased assets and install them at desired locations, cease certain purchased operations, and write-off related impaired plant equipment and inventory. The purchase price allocation includes $0.7 million for severance costs, $0.4 million for asset removal and relocation and $0.1 million for the write-off of inventory.

         Our pro forma results of operations for the years ended December 31, 1999 and 1998 (assuming the significant acquisitions had occurred as of January 1, 1998) are as follows (in thousands):

                                                        1999          1998
                                                      ---------     ---------
         Revenues ..................................  $ 813,730     $ 720,547
         Income (loss) from continuing operations ..     18,311        (1,267)

                       PLIANT CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
- --------------------------------------------------------------------------------

14.      OPERATING SEGMENTS


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

         Segment profit or loss and segment assets as of and for the years ended December 31, 2000, 1999 and 1998 are presented in the following table (in thousands). Certain reclassifications have been made to be consistent with the 2000 presentation.

                                                        DESIGN       INDUSTRIAL     SPECIALTY     CORPORATE/
                                                       PRODUCTS         FILMS         FILMS         OTHER          TOTAL
                                                       ---------      ---------     ---------     ---------      ---------
     2000
     Net sales to customers ......................     $ 215,439      $ 175,027     $ 453,331                    $ 843,797
     Intersegment sales ..........................         4,531          5,174         7,701     $ (17,406)
                                                       ---------      ---------     ---------     ---------      ---------
     Total net sales .............................       219,970        180,201       461,032       (17,406)       843,797
     Depreciation and amortization ...............        10,779          5,053        19,127         4,587         39,546
     Interest expense ............................         3,545            351        16,774        47,864         68,534
     Segment profit ..............................        16,327         17,349        31,539       (88,869)       (23,654)
     Compensation and transaction costs related to
       recapitalization ..........................                                                   10,754         10,754
     Plant closing costs .........................                                                   19,368         19,368
     Segment total assets ........................       179,692         95,134       427,548        82,660        785,034
     Capital expenditures ........................        18,607          8,857        25,139        13,041         65,644

     1999
     Net sales to customers ......................     $ 183,341      $ 163,275     $ 467,114                    $ 813,730
     Intersegment sales ..........................         7,189          3,276         6,149     $ (16,614)
                                                       ---------      ---------     ---------     ---------      ---------
     Total net sales .............................       190,530        166,551       473,263       (16,614)       813,730
     Depreciation and amortization ...............         8,095          4,579        19,026         3,319         35,019
     Interest expense ............................         3,397            351        13,832        26,448         44,028
     Segment profit ..............................         9,304         16,473        57,564       (48,446)        34,895
     Plant closing costs .........................         2,497                                                     2,497
     Segment total assets ........................       175,924         84,755       446,852        61,492        769,023
     Capital expenditures ........................         6,885          6,628        18,779         3,431         35,723

                       PLIANT CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
- --------------------------------------------------------------------------------

     1998
     Net sales to customers ......................     $ 142,457      $ 155,878     $ 382,789                    $ 681,124
     Intersegment sales ..........................         1,671          3,975         1,782     $  (7,428)
                                                       ---------      ---------     ---------     ---------      ---------
     Total net sales .............................       144,128        159,853       384,571        (7,428)       681,124
     Depreciation and amortization ...............         5,096          4,712        13,211         4,069         27,088
     Interest expense ............................         2,108             60        10,219        25,132         37,519
     Segment profit ..............................        12,385         11,027        36,106       (43,577)        15,941
     Plant closing costs .........................                         (297)        5,172                        4,875
     Segment total assets ........................       153,385         82,737       435,075        63,075        734,272
     Capital expenditures ........................        18,424          5,734        26,174         1,769         52,101


         A reconciliation of the totals reported for the operating segments to the totals reported in the consolidated financial statements is as follows (in thousands):

     PROFIT OR LOSS                                                 2000           1999           1998
                                                                 ---------      ---------      ---------
     Total profit for reportable segments ..................     $  65,215      $  83,341      $  59,518
     Compensation and transaction costs related to
       recapitalization ....................................       (10,754)
     Plant closing costs ...................................       (19,368)        (2,497)        (4,875)
     Unallocated amounts:
       Corporate expenses ..................................       (41,005)       (21,998)       (18,445)

       Interest expense ....................................       (47,864)       (26,448)       (25,132)
                                                                 ---------      ---------      ---------
       Income (loss) from continuing operations before taxes     $ (53,776)     $  32,398      $  11,066
                                                                 =========      =========      =========

     ASSETS

     Total assets for reportable segments ..................     $ 702,374      $ 707,531
     Intangible assets not allocated to segments ...........        14,856         16,166
     Other unallocated assets ..............................        67,804         45,326
                                                                 ---------      ---------
     Total consolidated assets .............................     $ 785,034      $ 769,023
                                                                 =========      =========


         The following table presents financial information by country based on the location of production of the product.

     NET SALES                           2000         1999         1998
                                       --------     --------     --------
     United States ...............     $711,887     $687,646     $589,462
     Mexico ......................       61,275       57,496       30,596
     Canada ......................       41,515       37,832       26,636
     Other .......................       29,120       30,756       34,430
                                       --------     --------     --------
     Total .......................     $843,797     $813,730     $681,124
                                       ========     ========     ========

     LONG-LIVED ASSETS

     United States ...............     $497,460     $476,344     $475,891
     Mexico ......................       57,982       55,970       59,085
     Canada ......................        9,671       10,668        5,547
     Other .......................        4,919        5,368        5,226
                                       --------     --------     --------
     Total .......................     $570,032     $548,350     $545,749
                                       ========     ========     ========

         Our sales to Kimberly-Clark Corporation and its affiliates represented approximately 12%, 13% and 11% of consolidated net sales in 2000, 1999 and 1998, respectively. Substantially all of the sales to Kimberly-Clark are from the specialty films and design products operating segments. No other customers accounted for more than 10% of consolidated net sales during 2000, 1999 and 1998. The loss of Kimberly-Clark Corporation or a material reduction in sales to such customer would have a material adverse effect on our results of operations and our ability to service our indebtedness.

                       PLIANT CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
- --------------------------------------------------------------------------------

15. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS


         The estimated fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. In the case of cash and cash equivalents, the carrying amount is considered a reasonable estimate of fair value. The fair value of floating rate debt in 2000 was obtained from market quotes. In 1999, the carrying amount of floating rate debt approximated fair value because of the floating interest rates associated with such debt. The fair value of fixed rate debt is estimated by discounting estimated future cash flows through the projected maturity using market discount rates that reflect the approximate credit risk, operating cost, and interest rate risk potentially inherent in fixed rate debt. The estimated fair value of off-balance sheet instruments is obtained from market quotes representing the estimated amount we would receive or pay to terminate the contract, taking into account current interest rates.

         Fair value estimates are made at a specific point in time. Because no market exists for a significant portion of our financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments, interest rate levels, and other factors. These estimates are subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined or relied on with any degree of certainty. Changes in assumptions could significantly affect the estimates.

         Below is a summary of our financial instruments' carrying amounts and estimated fair values as of December 31, 2000 and 1999 (in thousands):

                                                   2000                      1999
                                          ----------------------    ----------------------
                                          CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                           AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                          --------    ----------    --------    ----------
     Financial assets - cash and cash
       equivalents ..................     $  3,060     $  3,060     $  9,097     $  9,097
                                          ========     ========     ========     ========

     Financial liabilities:
        Floating rate debt ..........     $479,370     $418,633     $383,054     $383,054
        Fixed rate debt .............      208,023      129,120      127,328      126,036
                                          --------     --------     --------     --------

     Total financial liabilities ....     $687,393     $547,753     $510,382     $509,090
                                          ========     ========     ========     ========

     Off-balance sheet instruments:
        Interest rate cap/collar ....     $     96     $     96     $     69     $    183
        Commodity collar ............         None         None         None          325



16. RELATED-PARTY TRANSACTIONS


         The accompanying consolidated financial statements include the following transactions with companies affiliated with Jon M. Huntsman, our majority stockholder prior to our Recapitalization (in thousands). All related-party transactions have been recorded at estimated fair market values for the related products and services.

                                                         2000        1999        1998
                                                       -------     -------     -------
     With Huntsman Corporation and affiliates (HC)
       Inventory purchases .......................     $20,363     $21,124     $27,523
       Rent expense under operating lease ........         377         396         392
       Administrative expenses ...................         796       2,831       5,732
       Charitable contribution ...................                   1,000         500
       Sales of film products ....................                     258

         INSURANCE COVERAGE - Prior to the Recapitalization, we obtained most of our insurance coverage under policies of HC. Reimbursement payments to HC are based on premium allocations, which are determined in cooperation with an independent insurance broker and are not included in the above amounts.

                       PLIANT CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
- --------------------------------------------------------------------------------

         ADMINISTRATIVE EXPENSES - Administrative expenses were allocated to us under a cancelable services agreement which was cancelled upon completion of the Recapitalization.

         RENT EXPENSE - We were obligated to pay rent calculated as a pro rata portion (based on our percentage occupancy) of the mortgage principal and interest payments related to the HC headquarters facility. In November 2000, we relocated and paid no further rent payments.

         INVESTMENT - On August 7, 1998, we made an offer to the Board of Directors of Applied Extrusion Technologies, Inc. ("AET"), a publicly traded company, to purchase all of the outstanding shares of common stock of AET at $10.50 per share in a merger transaction. AET's Board rejected the offer. On September 10, 1998, we made another offer to the Board of Directors of AET to purchase all of the outstanding shares of common stock of AET at $12.50 per share in a merger transaction. On September 14, 1998, HPC Investment, Inc., a wholly owned subsidiary of Pliant, purchased shares of the common stock of AET from Richard P. Durham, President and Chief Executive Officer of Pliant, for an aggregate purchase price of $3.3 million, in an arms-length transaction based on quoted market value and approved by the Board of Directors of HPC Investment, Inc. AET's Board of Directors subsequently rejected our second offer. We liquidated our entire investment in AET stock.

         STOCKHOLDERS' NOTES RECEIVABLE - Notes receivable were issued to various employees in connection with the sale of stock (see Note 10).

         J.P. MORGAN PARTNER AND AFFILIATES - The Chase Manhattan Bank is the syndication agent, and its affiliate, J.P. Morgan Chase & Co. (formerly The Chase Manhattan Corporation), is a lender under our credit facilities. Both The Chase Manhattan Bank and J.P. Morgan Chase & Co. receive customary fees under the credit facilities for acting in such capacities. The Chase Manhattan Bank was also a lender under our prior credit facility, and as a result, received a portion of the proceeds from the financing for the Transactions. Chase Securities Inc. was one of the initial purchasers in the offering of the $220.0 million aggregate principal amount of 13% senior subordinated notes due 2010, and was also the dealer manager for the debt tender offer and consent solicitation relating to our 9 1/8% senior subordinated notes due 2007 and received customary fees for acting in such capacities. Each of The Chase Manhattan Bank, J.P. Morgan Chase & Co. and Chase Securities Inc. are affiliates of Southwest Industrial Films, LLC, which owns approximately 55% of our outstanding common stock and currently has the right under the stockholders' agreement to appoint four of our directors, and of Flexible Films, LLC, which owns approximately 52% of our Preferred Stock.

17. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS


         The following condensed consolidating financial statements present, in separate columns, financial information for (i) Pliant Corporation (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries (as specified in the Indenture dated May 31, 2000 (the "Indenture") relating to Pliant Corporation's $220 million senior subordinated notes (the "Notes") on a combined basis, with any investments in non-guarantor subsidiaries specified in the Indenture recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for Pliant Corporation and its subsidiaries on a consolidated basis, and (v) Pliant Corporation on a consolidated basis, in each case as of December 31, 2000 and 1999 and for the years ended December 31, 2000, 1999 and 1998. The Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary and each guarantor subsidiary is wholly owned, directly or indirectly, by Pliant Corporation. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to Pliant Corporation. The condensed consolidating financial statements are presented herein, rather than separate financial statements for each of the guarantor subsidiaries, because management believes that separate financial statements relating to the guarantor subsidiaries are not material to investors.

         On January 1, 1999, two of our guarantor subsidiary companies, Huntsman Deerfield Films Corporation and Huntsman United Films Corporation, were merged with and into Pliant. Accordingly, these former guarantor subsidiary companies are now included as part of the "Pliant Corporation Parent Only" column for all periods presented.

                       PLIANT CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
- --------------------------------------------------------------------------------

                      CONDENSED CONSOLIDATING BALANCE SHEET
                     AS OF DECEMBER 31, 2000 (IN THOUSANDS)

                                                       PLIANT                     COMBINED                     CONSOLIDATED
                                                    CORPORATION     COMBINED        NON-                         PLIANT
                                                    PARENT ONLY    GUARANTORS    GUARANTORS    ELIMINATIONS    CORPORATION
                                                    -----------    ----------    ----------    ------------    -----------
ASSETS
Current assets:
   Cash and cash equivalents..................      $       450    $       19    $    2,591                    $     3,060
   Receivables................................           72,629        23,007        19,422                        115,058
   Inventories................................           57,591        14,276         7,284                         79,151
   Prepaid expenses and other.................            1,295           262           426                          1,983
   Income taxes receivable....................            1,556           305           897                          2,758
   Deferred income taxes......................           14,313           155        (1,476)                        12,992
                                                    -----------    ----------    ----------     ----------     -----------
      Total current assets....................          147,834        38,024        27,206                        215,002
Plant and equipment, net......................          195,282        89,995        47,806                        333,083
Intangible assets, net........................           50,257       137,952        17,661                        205,870
Investment in subsidiaries....................           58,193                                 $  (58,193)
Other assets..................................           28,449           144         2,486                         31,079
                                                    -----------    ----------    ----------     ----------     -----------
Total assets..................................      $   480,015    $  266,115    $   97,097     $  (58,193)    $   785,034
                                                    ===========    ==========    ==========     ==========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Trade accounts payable.....................      $    74,608    $   19,092    $   15,318                    $   109,018
   Accrued liabilities........................           31,690         1,579         5,743                         39,012
   Current portion of long-term debt..........            8,312                       1,050                          9,362
   Due to (from) affiliates...................          (18,150)       21,592        (3,442)
                                                    -----------    ----------    ----------     ----------     -----------
     Total current liabilities................           96,460        42,263        18,669                        157,392
Long-term debt, net of current portion........          458,976       184,000        35,055                        678,031
Other liabilities.............................           22,870         1,330         1,557                         25,757
Deferred income taxes.........................           10,915        19,788         2,357                         33,060
                                                    -----------    ----------    ----------     ----------     -----------
     Total liabilities........................          589,221       247,381        57,638                        894,240
                                                    -----------    ----------    ----------     ----------     -----------

Commitments and contingencies (Notes 6, 7, 10
     and 12)

Redeemable stock..............................           96,805                                                     96,805
                                                    -----------    ----------    ----------     ----------     -----------

Stockholders' equity (deficit):
   Common stock...............................           87,989        20,377        29,241     $  (49,618)         87,989
   Warrants to purchase common stock..........           26,500                                                     26,500
   Retained earnings (deficit)................         (312,414)       (1,632)       15,966        (14,334)       (312,414)
   Stockholders' notes receivable.............             (825)                                                      (825)
     Cumulative foreign currency
     translation adjustments..................           (7,261)          (11)       (5,748)         5,759          (7,261)
                                                    -----------    ----------    ----------     ----------     -----------
     Total stockholders' equity (deficit).....         (206,011)       18,734        39,459        (58,193)       (206,011)
                                                    -----------    ----------    ----------     ----------     -----------
Total liabilities and
     stockholders' equity (deficit)...........      $   480,015    $  266,115    $   97,097     $  (58,193)    $   785,034
                                                    ===========    ==========    ==========     ==========     ===========

                       PLIANT CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
- --------------------------------------------------------------------------------

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
               FOR THE YEAR ENDED DECEMBER 31, 2000 (IN THOUSANDS)


                                                       PLIANT                     COMBINED                     CONSOLIDATED
                                                    CORPORATION     COMBINED        NON-                         PLIANT
                                                    PARENT ONLY    GUARANTORS    GUARANTORS    ELIMINATIONS    CORPORATION
                                                    -----------    ----------    ----------    ------------    -----------
Net sales.....................................      $   558,935    $  188,953    $  113,315     $  (17,406)    $   843,797
Cost of sales.................................          475,742       151,167        87,213        (17,406)        696,716
                                                    -----------    ----------    ----------     ----------     -----------

Gross profit..................................           83,193        37,786        26,102                        147,081
Total operating expenses......................           93,835        24,040        14,780                        132,655
                                                    -----------    ----------    ----------     ----------     -----------

Operating income (loss).......................          (10,642)       13,746        11,322                         14,426
Interest expense..............................          (47,889)      (16,722)       (3,923)                       (68,534)
Equity in earnings of subsidiaries............              (49)                                        49
Other income (expense), net...................             (606)         (415)        1,353                            332
                                                    -----------    ----------    ----------     ----------     -----------

Income (loss) before income taxes and
     extraordinary item.......................          (59,186)       (3,391)        8,752             49         (53,776)

Income tax expense (benefit)..................          (19,653)        1,425         3,985                        (14,243)
                                                    -----------    ----------    ----------     ----------     -----------

Income (loss) before extraordinary item.......          (39,533)       (4,816)        4,767             49         (39,533)

Extraordinary loss............................          (11,250)                                                   (11,250)
                                                    -----------    ----------    ----------     ----------     -----------

Net income (loss) ............................      $   (50,783)   $   (4,816)   $    4,767     $       49     $   (50,783)
                                                    ===========    ==========    ==========     ==========     ===========

                       PLIANT CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
- --------------------------------------------------------------------------------

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
               FOR THE YEAR ENDED DECEMBER 31, 2000 (IN THOUSANDS)


                                                       PLIANT                     COMBINED                     CONSOLIDATED
                                                    CORPORATION     COMBINED        NON-                         PLIANT
                                                    PARENT ONLY    GUARANTORS    GUARANTORS    ELIMINATIONS    CORPORATION
                                                    -----------    ----------    ----------    ------------    -----------
Cash flows from operating activities:.........      $    31,053    $   12,240    $   16,973                    $    60,266
                                                    -----------    ----------    ----------     ----------     -----------

Cash flows from investing activities:
   Capital expenditures for plant and equipment         (44,687)      (13,861)       (7,096)                       (65,644)
                                                    -----------    ----------    ----------     ----------     -----------
     Net cash used in investing activities....          (44,687)      (13,861)       (7,096)                       (65,644)
                                                    -----------    ----------    ----------     ----------     -----------

Cash flows from financing activities:
   Payment of capitalized fees................          (22,303)                                                   (22,303)
   Payment of fees for tender offer...........          (10,055)                                                   (10,055)
   Proceeds from issuance of stock............          161,820                                                    161,820
   (Payment) receipt of dividends.............              750                        (750)
   Redemption of common stock.................         (314,034)                                                  (314,034)
   Payments received from stockholder on note
     receivable...............................              165                                                        165
   Proceeds from long-term debt...............          691,684                                                    691,684
   Principal payments on borrowings...........         (497,296)                     (9,706)                      (507,002)
                                                    -----------    ----------    ----------     ----------     -----------
     Net cash provided by (used in) financing
       activities.............................           10,731                     (10,456)                           275
                                                    -----------    ----------    ----------     ----------     -----------

Effect of exchange rate changes on cash and cash
   equivalents................................            2,141         1,104        (4,179)                          (934)
                                                    -----------    ----------    ----------     ----------     -----------

Net decrease in cash and cash equivalents.....             (762)         (517)       (4,758)                        (6,037)

Cash and cash equivalents at beginning of the
   year.......................................            1,212           536         7,349                          9,097
                                                    -----------    ----------    ----------     ----------     -----------

Cash and cash equivalents at end of the year..      $       450    $       19    $    2,591                    $     3,060
                                                    ===========    ==========    ==========     ==========     ===========

                       PLIANT CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
- --------------------------------------------------------------------------------

                      CONDENSED CONSOLIDATING BALANCE SHEET
                     AS OF DECEMBER 31, 1999 (IN THOUSANDS)


                                                       PLIANT                     COMBINED                     CONSOLIDATED
                                                    CORPORATION     COMBINED        NON-                         PLIANT
                                                    PARENT ONLY    GUARANTORS    GUARANTORS    ELIMINATIONS    CORPORATION
                                                    -----------    ----------    ----------    ------------    -----------
ASSETS
Current assets:
   Cash and cash equivalents..................      $     1,212    $      536    $    7,349                    $     9,097
   Receivables................................           75,053        27,238        20,343                        122,634
   Inventories................................           56,646        13,560         7,993                         78,199
   Prepaid expenses and other.................            2,127           101           416                          2,644
   Income taxes receivable....................            3,486           212        (1,007)                         2,691
   Deferred income taxes......................            6,715           426        (1,733)                         5,408
                                                    -----------    ----------    ----------     ----------     -----------
      Total current assets....................          145,239        42,073        33,361                        220,673
Plant and equipment, net......................          184,444        83,742        46,266                        314,452
Intangible assets, net........................           52,676       143,836        18,444                        214,956
Investment in subsidiaries....................           61,533                                 $  (61,533)
Other assets..................................           16,593           144         2,205                         18,942
                                                    -----------    ----------    ----------     ----------     -----------
Total assets..................................      $   460,485    $  269,795    $  100,276     $  (61,533)    $   769,023
                                                    ===========    ==========    ==========     ==========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable.....................      $    39,293    $   10,780    $    9,983                    $    60,056
   Accrued liabilities........................           25,238         3,468         6,230                         34,936
   Current portion of long-term debt..........           13,464                       3,656                         17,120
   Due to (from) affiliates...................          (19,737)       27,781        (3,329)                         4,715
                                                    -----------    ----------    ----------     ----------     -----------
     Total current liabilities................           58,258        42,029        16,540                        116,827
Long-term debt, net of current portion........          267,107       184,000        42,155                        493,262
Other liabilities.............................           10,741         1,733         1,509                         13,983
Deferred income taxes.........................           30,791        18,465         2,107                         51,363
                                                    -----------    ----------    ----------     ----------     -----------
     Total liabilities........................          366,897       246,227        62,311                        675,435
                                                    -----------    ----------    ----------     ----------     -----------

Commitments and contingencies (Notes 6, 7, 10
     and 12)

Redeemable common stock.......................           2,926                                                       2,926
                                                    -----------    ----------    ----------     ----------     -----------

Stockholders' equity:
   Common stock...............................           63,676        20,377        29,241     $  (49,618)         63,676
   Retained earnings..........................           32,042         3,184        11,949        (15,133)         32,042
   Stockholders' notes receivable.............             (299)                                                      (299)
   Cumulative foreign currency translation
     adjustments..............................           (4,757)            7        (3,225)         3,218          (4,757)
                                                    -----------    ----------    ----------     ----------     -----------
     Total stockholders' equity...............           90,662        23,568        37,965        (61,533)         90,662
                                                    -----------    ----------    ----------     ----------     -----------
Total liabilities and stockholders' equity....      $   460,485    $  269,795    $  100,276     $  (61,533)    $   769,023
                                                    ===========    ==========    ==========     ==========     ===========

                       PLIANT CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
- --------------------------------------------------------------------------------

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
               FOR THE YEAR ENDED DECEMBER 31, 1999 (IN THOUSANDS)

                                                       PLIANT                     COMBINED                     CONSOLIDATED
                                                    CORPORATION     COMBINED        NON-                         PLIANT
                                                    PARENT ONLY    GUARANTORS    GUARANTORS    ELIMINATIONS    CORPORATION
                                                    -----------    ----------    ----------    ------------    -----------
Net sales.....................................      $   548,067    $  173,001    $  109,276     $  (16,614)    $   813,730
Cost of sales.................................          460,191       129,550        82,625        (16,614)        655,752
                                                    -----------    ----------    ----------     ----------     -----------

Gross profit..................................           87,876        43,451        26,651                        157,978
Total operating expenses......................           47,677        19,123        15,187                         81,987
                                                    -----------    ----------    ----------     ----------     -----------

Operating income..............................           40,199        24,328        11,464                         75,991
Interest expense..............................          (26,502)      (13,805)       (3,721)                       (44,028)
Equity in earnings of subsidiaries............            7,747                                     (7,747)
Other income (expense), net...................             (150)          162           423                            435
                                                    -----------    ----------    ----------     ----------     -----------

Income before income taxes....................           21,294        10,685         8,166         (7,747)         32,398

Income tax expense............................            2,983         6,626         4,478                         14,087
                                                    -----------    ----------    ----------     ----------     -----------

Net income ...................................      $    18,311    $    4,059    $    3,688     $   (7,747)    $    18,311
                                                    ===========    ==========    ==========     ==========     ===========

                       PLIANT CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
- --------------------------------------------------------------------------------

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
               FOR THE YEAR ENDED DECEMBER 31, 1999 (IN THOUSANDS)


                                                       PLIANT                     COMBINED                     CONSOLIDATED
                                                    CORPORATION     COMBINED        NON-                         PLIANT
                                                    PARENT ONLY    GUARANTORS    GUARANTORS    ELIMINATIONS    CORPORATION
                                                    -----------    ----------    ----------    ------------    -----------
Cash flows from operating activities:.........      $    33,629    $   16,349    $    1,475                    $    51,453
                                                    -----------    ----------    ----------     ----------     -----------

Cash flows from investing activities:
  Proceeds from sale of assets................               98         1,093                                        1,191
  Payments for acquisitions...................          (11,812)          314                                      (11,498)
  Capital expenditures for plant and equipment          (24,302)       (7,563)       (3,858)                       (35,723)
                                                    -----------    ----------    ----------     ----------     -----------
     Net cash used in investing activities....          (36,016)       (6,156)       (3,858)                       (46,030)
                                                    -----------    ----------    ----------     ----------     -----------

Cash flows from financing activities:
  Proceeds from issuance of common stock......              986                                                        986
  Payments received form stockholders' notes
    receivable................................              135                                                        135
  Payments on long-term debt..................           (5,119)      (10,200)       (2,531)                       (17,850)
                                                    -----------    ----------    ----------     ----------     -----------

     Net cash used in financing activities....           (3,998)      (10,200)       (2,531)                       (16,729)
                                                    -----------    ----------    ----------     ----------     -----------

Effect of exchange rate changes on cash and
   cash equivalents...........................              216            18           952                          1,186
                                                    -----------    ----------    ----------     ----------     -----------

Net increase (decrease) in cash and cash
   equivalents................................           (6,169)           11        (3,962)                       (10,120)

Cash and cash equivalents at beginning of the
   year.......................................            7,381           525        11,311                         19,217
                                                    -----------    ----------    ----------     ----------     -----------

Cash and cash equivalents at end of the year..      $     1,212    $      536    $    7,349                    $     9,097
                                                    ===========    ==========    ==========     ==========     ===========

                       PLIANT CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
- --------------------------------------------------------------------------------

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
               FOR THE YEAR ENDED DECEMBER 31, 1998 (IN THOUSANDS)

                                                       PLIANT                     COMBINED                     CONSOLIDATED
                                                    CORPORATION     COMBINED        NON-                         PLIANT
                                                    PARENT ONLY    GUARANTORS    GUARANTORS    ELIMINATIONS    CORPORATION
                                                    -----------    ----------    ----------    ------------    -----------
Net sales.....................................      $   509,740    $   92,594    $   86,218     $   (7,428)    $   681,124
Cost of sales.................................          426,830        74,035        68,140         (7,428)        561,577
                                                    -----------    ----------    ----------     ----------     -----------

Gross profit..................................           82,910        18,559        18,078                        119,547
Total operating expenses......................           52,948         6,993        10,142                         70,083
                                                    -----------    ----------    ----------     ----------     -----------

Operating income..............................           29,962        11,566         7,936                         49,464
Interest expense..............................          (25,206)      (10,193)       (2,120)                       (37,519)
Equity in earnings of subsidiaries............              904                                       (904)
Other income (expense), net...................            1,339           (48)       (2,170)                          (879)
                                                    -----------    ----------    ----------     ----------     -----------

Income (loss) before income taxes and
     discontinued operations..................            6,999         1,325         3,646           (904)         11,066
Income tax expense............................            3,884         2,120         2,529                          8,533
                                                    -----------    ----------    ----------     ----------     -----------

Income (loss) before discontinued operations..            3,115          (795)        1,117           (904)          2,533
Income from discontinued operations, net of
     income taxes.............................                                          582                            582

Gain on sale of discontinued operations, net of
     income taxes.............................            5,223                                                      5,223
                                                    -----------    ----------    ----------     ----------     -----------

Net income (loss) ............................      $     8,338    $     (795)   $    1,699     $     (904)    $     8,338
                                                    ===========    ==========    ==========     ==========     ===========

                       PLIANT CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
- --------------------------------------------------------------------------------

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
               FOR THE YEAR ENDED DECEMBER 31, 1998 (IN THOUSANDS)

                                                       PLIANT                     COMBINED                     CONSOLIDATED
                                                    CORPORATION     COMBINED        NON-                         PLIANT
                                                    PARENT ONLY    GUARANTORS    GUARANTORS    ELIMINATIONS    CORPORATION
                                                    -----------    ----------    ----------    ------------    -----------
Cash flows from operating activities:.........      $    11,433    $   28,502    $    5,555                    $    45,490
                                                    -----------    ----------    ----------     ----------     -----------

Cash flows from investing activities:
  Proceeds from sale of assets................           33,850                                                     33,850
  Payments for acquisitions...................         (298,274)           97         1,588                       (296,589)
  Capital expenditures for plant and equipment          (40,154)       (5,282)       (6,665)                       (52,101)
                                                    -----------    ----------    ----------     ----------     -----------
     Net cash used in investing activities....         (304,578)       (5,185)       (5,077)                      (314,840)
                                                    -----------    ----------    ----------     ----------     -----------

Cash flows from financing activities:
  Proceeds from issuance of common stock......            1,170                                                      1,170
  Payments received from stockholders' notes
    receivable................................              266                                                        266
  Proceeds (payments) on borrowings...........           12,819       (22,800)         (563)                       (10,544)
  Proceeds from issuance of long-term debt....          285,000                                                    285,000
                                                    -----------    ----------    ----------     ----------     -----------
     Net cash provided by (used in) financing
       activities.............................          299,255       (22,800)         (563)                       275,892
                                                    -----------    ----------    ----------     ----------     -----------

Effect of exchange rate changes on cash and
   cash equivalents...........................               65           (11)          210                            264
                                                    -----------    ----------    ----------     ----------     -----------

Net increase in cash and cash equivalents.....            6,175           506           125                          6,806

Cash and cash equivalents at beginning of the
   year.......................................            1,206            19        11,186                         12,411
                                                    -----------    ----------    ----------     ----------     -----------

Cash and cash equivalents at end of the year..      $     7,381    $      525    $   11,311                    $    19,217
                                                    ===========    ==========    ==========     ==========     ===========

                       PLIANT CORPORATION AND SUBSIDIARIES
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)
- --------------------------------------------------------------------------------


                                                                        ADDITIONS
                                                          BALANCE AT   CHARGED TO      CASH                     BALANCE
                      DESCRIPTION                         BEGINNING     COSTS AND    PAYMENTS                   AT END
                      -----------                          OF YEAR      EXPENSES       MADE        OTHER        OF YEAR
                                                           -------      --------       ----        -----        -------
ACCUMULATED AMORTIZATION OF INTANGIBLE ASSETS:
2000 ..................................................    $ 31,616     $  9,169                  $             $ 40,785
1999 ..................................................      22,630        9,046                     (60)(2)      31,616
1998 ..................................................      16,819        6,125                    (314)(2)      22,630
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
2000 ..................................................    $  2,115     $                         $   51(1)     $  2,166
1999 ..................................................       2,570          518                    (973)(1)       2,115
1998 ..................................................       3,257                                 (687)(1)       2,570
PLANT CLOSING ACCRUAL:
2000 ..................................................    $  4,800     $  5,800     $ (2,400)    $ (200)(4)    $  8,000
1999 ..................................................       2,600        2,500       (1,500)     1,200(3)        4,800
1998 ..................................................       1,800        3,900       (3,100)                     2,600
CORPORATE OFFICES CLOSING AND OTHER SEVERANCE ACCRUAL:
2000 ..................................................        None     $  5,700     $ (1,600)                  $  4,100

- -------
(1) Represents the net of accounts written off against the allowance and recoveries of previous write-offs.
(2)      Relates to write-down of goodwill.
(3)      Represents accruals charged to goodwill.
(4)      Represents accruals reversed.

                                INDEX TO EXHIBITS



 EXHIBIT
 NUMBER
 -------
   2.1      Recapitalization Agreement, dated as of March 31, 2000 (the
            "Recapitalization Agreement"), among Pliant Corporation, Chase
            Domestic Investments, L.L.C., Richard P. Durham as Representative,
            and the shareholders of Pliant Corporation signatory thereto
            (incorporated by reference to Exhibit 2.1 to the Current Report on
            Form 8-K filed by Pliant Corporation on April 12, 2000).

   2.2      Amendment No. 1, dated as of April 3, 2000, to the Recapitalization
            Agreement (incorporated by reference to Exhibit 2.2 to Pliant
            Corporation's Registration Statement on Form S-4 (File No.
            333-42008)).

   2.3      Amendment No. 2, dated as of May 31, 2000, to the Recapitalization
            Agreement (incorporated by reference to Exhibit 2.3 to Pliant
            Corporation's Registration Statement on Form S-4 (File No.
            333-42008)).

   3.1      Third Amended and Restated Articles of Incorporation of Pliant
            Corporation (incorporated by reference to Exhibit 3.1 to Pliant
            Corporation's Registration Statement of Form S-4 (File No.
            333-42008)).

   3.2*     Certificate of Amendment to Third Amended and Restated Articles of
            Incorporation of Pliant Corporation.

   3.3 Amended and Restated Bylaws of Pliant Corporation (incorporated by reference to Exhibit 3.10 to Pliant Corporation's Registration
            Statement on Form S-4 (File No. 333-42008)).

   4.1      Indenture, dated as of May 31, 2000, among Pliant Corporation, the
            Note Guarantors party thereto and The Bank of New York, as trustee
            (incorporated by reference to Exhibit 4.1 to Pliant Corporation's
            Registration Statement on Form S-4 (File No. 333-42008)).

   4.2      Form of New Notes (incorporated by reference to Exhibit B to Exhibit
            4.1).

   4.3      Exchange and Registration Rights Agreement, dated as of May 31,
            2000, among Pliant Corporation, the Note Guarantors party thereto, and Chase Securities, Inc. and Deutsche Bank Securities Inc., as
            Initial Purchasers (incorporated by reference to Exhibit 4.3 to
            Pliant Corporation's Registration Statement on Form S-4 (File No.
            333-42008)).

  10.1      Note Warrant Agreement, dated as of May 31, 2000, among Pliant
            Corporation and The Bank of New York, as Warrant Agent, relating to the 220,000 Note Warrants (incorporated by reference to Exhibit 10.1 to Pliant Corporation's Registration Statement on Form S-4 (File No.
            333-42008)).

  10.2      Stockholders' Agreement, dated as of May 31, 2000, among Pliant
            Corporation, Chase Domestic Investments, L.L.C. and each of the stockholders and warrantholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.2 to Pliant
            Corporation's Registration Statement on Form S-4 (File No.
            333-42008)).

  10.3      Registration Rights Agreement, dated as of May 31, 2000 (the
            "Registration Rights Agreement"), among Pliant Corporation, Chase
            Domestic Investments, L.L.C. and each of the stockholders and warrantholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.3 to Pliant Corporation's Registration
            Statement on Form S-4 (File No. 333-42008)).

  10.4      Amendment No. 1, dated as of June 13, 2000, to the Registration
            Rights Agreement (incorporated by reference to Exhibit 10.4 to
            Pliant Corporation's Registration Statement on Form S-4 (File No.
            333-42008)).

  10.5      Securities Purchase Agreement, dated as of May 31, 2000, among
            Pliant Corporation and each of the purchasers of Pliant
            Corporation's preferred stock listed on the signature pages thereto
            (incorporated by reference to Exhibit 10.5 to Pliant Corporation's
            Registration Statement on Form S-4 (File No. 333-42008)).

  10.6      Warrant Agreement, dated as of May 31, 2000, among Pliant
            Corporation and Chase Domestic Investments, L.L.C. (incorporated by reference to Exhibit 10.6 to Pliant Corporation's Registration
            Statement on Form S-4 (File No. 333-42008)).

 EXHIBIT
 NUMBER
 -------
  10.7      Credit Agreement, dated as of September 30, 1997, as amended and restated as of May 31, 2000, among Pliant Corporation, the subsidiary guarantors party thereto, the various lenders from time to time party thereto (the "Lenders"), Bankers Trust Company, as
            Administrative Agent and Collateral Agent, and The Chase Manhattan
            Bank, as Syndication Agent, and The Bank of Nova Scotia, as the
            Documentation Agent (incorporated by reference to Exhibit 10.7 to
            Pliant Corporation's Registration Statement on Form S-4 (File No.
            333-42008)).

  10.8 Amendment No. 1, dated as of September 30, 2000, to Credit Agreement dated as of September 30, 1997, as amended and restated as of May
            31, 2000 (incorporated by reference to Exhibit 10.1 to Pliant
            Corporation's Quarterly Report on Form 10-Q for the quarter ended
            September 30, 2000).

  10.9 Guarantee Agreement, dated as of September 30, 1997, as amended and restated as of May 31, 2000, among the subsidiary guarantors party thereto and Bankers Trust Company, as Collateral Agent (incorporated by reference to Exhibit 10.8 to Pliant Corporation's Registration
            Statement on Form S-4 (File No. 333-42008)).

  10.10 Security Agreement, dated as of September 30, 1997, as amended and restated as of May 31, 2000, among the subsidiary guarantors party thereto and Bankers Trust Company, as Collateral Agent (incorporated by reference to Exhibit 10.9 to Pliant Corporation's Registration
            Statement on Form S-4 (File No. 333-42008)).

  10.11 Pledge Agreement, dated as of September 30, 1997, as amended and restated as of May 31, 2000, among the subsidiary guarantors party thereto and Bankers Trust Company, as Collateral Agent (incorporated by reference to Exhibit 10.10 to Pliant Corporation's Registration
            Statement on Form S-4 (File No. 333-42008)).

  10.12     Indemnity, Subrogation and Contribution Agreement, dated as of
            September 30, 1997, as amended and restated as of May 31, 2000, among the subsidiary guarantors party thereto and Bankers Trust
            Company, as Collateral Agent (incorporated by reference to Exhibit
            10.11 to Pliant Corporation's Registration Statement on Form S-4
            (File No. 333-42008)).

  10.13     Employment Agreement, dated as of May 31, 2000, between Pliant
            Corporation and Richard P. Durham (incorporated by reference to
            Exhibit 10.12 to Pliant Corporation's Registration Statement on Form
            S-4 (File No. 333-42008)).

  10.14*    Amendment No. 1, dated as of February 1, 2001, to the Employment
            Agreement, dated as of May 31, 2000, between Pliant Corporation and
            Richard P. Durham.

  10.15     Employment Agreement, dated as of May 31, 2000, between Pliant
            Corporation and Jack E. Knott (incorporated by reference to Exhibit
            10.13 to Pliant Corporation's Registration Statement on Form S-4
            (File No. 333-42008)).

  10.16     Employment Agreement, dated as of May 31, 2000, between Pliant
            Corporation and Scott K. Sorensen (incorporated by reference to
            Exhibit 10.14 to Pliant Corporation's Registration Statement on Form
            S-4 (File No. 333-42008)).

  10.17*    Letter Agreement, dated as of December 27, 2000, terminating the
            Employment Agreement, dated as of May 31, 2000, between Pliant
            Corporation and Scott K. Sorensen.

  10.18     Employment Agreement, dated as of May 31, 2000, between Pliant
            Corporation and Ronald G. Moffitt (incorporated by reference to
            Exhibit 10.15 to Pliant Corporation's Registration Statement on Form
            S-4 (File No. 333-42008)).

  10.19*    Letter Agreement, dated as of January 22, 2001, terminating the
            Employment Agreement, dated as of May 31, 2000, between Pliant
            Corporation and Ronald G. Moffitt.

  10.20     Restricted Stock Agreement, dated as of May 31, 2000, between Pliant
            Corporation and Richard P. Durham (incorporated by reference to
            Exhibit 10.16 to Pliant Corporation's Registration Statement on Form
            S-4 (File No. 333-42008)).

  10.21     Restricted Stock Agreement, dated as of May 31, 2000, between Pliant
            Corporation and Jack E. Knott (incorporated by reference to Exhibit
            10.17 to Pliant Corporation's Registration Statement on Form S-4
            (File No. 333-42008)).

 EXHIBIT
 NUMBER
 -------
  10.22     Restricted Stock Agreement, dated as of May 31, 2000, between Pliant
            Corporation and Scott K. Sorensen (incorporated by reference to
            Exhibit 10.18 to Pliant Corporation's Registration Statement on Form
            S-4 (File No. 333-42008)).

  10.23*    Stock Redemption Agreement, dated as of December 27, 2000, between
            Pliant Corporation and Scott K. Sorensen.

  10.24     Restricted Stock Agreement, dated as of May 31, 2000, between Pliant
            Corporation and Ronald G. Moffitt (incorporated by reference to
            Exhibit 10.19 to Pliant Corporation's Registration Statement on Form
            S-4 (File No. 333-42008)).

  10.25*    Stock Redemption Agreement, dated as of February 1, 2001, between
            Pliant Corporation and Ronald G. Moffitt.

  10.26     Pledge Agreement, dated as of May 31, 2000, in favor of Pliant
            Corporation made by Richard P. Durham (incorporated by reference to Exhibit 10.20 to Pliant Corporation's Registration Statement on Form
            S-4 (File No. 333-42008)).

  10.27     Pledge Agreement, dated as of May 31, 2000, in favor of Pliant
            Corporation made by Jack E. Knott (incorporated by reference to Exhibit 10.21 to Pliant Corporation's Registration Statement on Form
            S-4 (File No. 333-42008)).

  10.28     Pledge Agreement, dated as of May 31, 2000, in favor of Pliant
            Corporation made by Scott K. Sorensen (incorporated by reference to Exhibit 10.22 to Pliant Corporation's Registration Statement on Form
            S-4 (File No. 333-42008)).

  10.29     Pledge Agreement, dated as of May 31, 2000, in favor of Pliant
            Corporation made by Ronald G. Moffitt (incorporated by reference to Exhibit 10.23 to Pliant Corporation's Registration Statement on Form
            S-4 (File No. 333-42008)).

  10.30 1998 Pliant Corporation Stock Option Plan (incorporated by reference to Exhibit 10.10 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 1998).

  10.31     Pliant Corporation Management Incentive Plan for Senior Divisional
            Management (1999) (incorporated by reference to Exhibit 10.1 to
            Pliant Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

  10.32 Pliant Corporation 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.26 to Pliant Corporation's Registration
            Statement on Form S-4 (File No. 333-42008)).

  10.33     Second Amended and Restated Stock Option Agreement, dated as of May
            31, 2000 between Pliant Corporation and Jack E. Knott (incorporated by reference to Exhibit 10.27 to Pliant Corporation's Registration
            Statement on Form S-4 (File No. 333-42008)).

  10.34 Pliant Corporation Management Incentive Plan (2000) (incorporated by reference to Exhibit 10.2 to Pliant Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

  12.1*     Statement re: computation of ratios of earning to fixed charges.

  21.1*     Subsidiaries of Pliant Corporation.

- --------

*        Filed with this report.