Form 10-Q
period 2001-03-31
PLIANT CORP
filed 2001-05-15
CIK 1049442

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    --------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 2001

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




                      2755 E. Cottonwood Parkway, Suite 400
                           Salt Lake City, Utah 84121
                                 (801) 993-8221

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

Yes   X     No
     ---       ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On May 14, 2001, there were 563,921 outstanding shares of the registrant's Common Stock.

================================================================================

PART I. FINANCIAL INFORMATION
-------------------------------
ITEM 1. FINANCIAL STATEMENTS

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2001 AND DECEMBER 31, 2000 (DOLLARS IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                            March 31,       December 31,
                                                                                               2001              2000
                                                                                            ---------       ------------

ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                                             $   2,329        $   3,060
      Receivables, net of allowances of $1,901 and $2,166, respectively                       112,402          115,058
      Inventories                                                                              82,590           79,151
      Prepaid expenses and other                                                                3,141            1,983
      Income taxes receivable                                                                   3,039            2,758
      Deferred income taxes                                                                    13,141           12,992
                                                                                            ---------        ---------

           Total current assets                                                               216,642          215,002

PLANT AND EQUIPMENT, net                                                                      328,923          333,083

INTANGIBLE ASSETS, net                                                                        203,412          205,870

OTHER ASSETS                                                                                   29,957           31,079
                                                                                            ---------        ---------

TOTAL ASSETS                                                                                $ 778,934        $ 785,034
                                                                                            =========        =========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
      Current portion of long-term debt                                                     $   6,985        $   9,362
      Trade accounts payable                                                                  106,173          109,018
      Accrued liabilities                                                                      47,624           39,012
                                                                                            ---------        ---------

           Total current liabilities                                                          160,782          157,392

LONG-TERM DEBT, net of current portion                                                        669,157          678,031

OTHER LIABILITIES                                                                              30,582           25,757

DEFERRED INCOME TAXES                                                                          31,160           33,060
                                                                                            ---------        ---------

           Total liabilities                                                                  891,681          894,240
                                                                                            ---------        ---------


REDEEMABLE PREFERRED STOCK - 200,000 shares authorized, 100,000 shares outstanding and designated as Series A, no par value, with a redemption
      and liquidation value of $1,000 per share                                                80,519           80,349
                                                                                            ---------        ---------

REDEEMABLE COMMON STOCK - no par value; 60,000 shares authorized;
      53,996 shares outstanding as of March 31, 2001 and 57,121 outstanding as of December 31, 2000, net of related stockholders' notes receivable of
      $12,857 at March 31, 2001 and $14,551 at December 31, 2000                               16,641           16,456
                                                                                            ---------        ---------


STOCKHOLDERS' DEFICIT:
      Common stock - no par value; 10,000,000 shares authorized, 509,925 shares
          outstanding at March 31, 2001 and 510,674 at December 31, 2000                       87,639           87,989
      Warrants                                                                                 26,500           26,500
      Accumulated deficit                                                                    (314,069)        (312,414)
      Stockholders' notes receivable                                                             (584)            (825)
      Accumulated other comprehensive income                                                   (9,393)          (7,261)
                                                                                            ---------        ---------

           Total stockholders' deficit                                                       (209,907)        (206,011)
                                                                                            ---------        ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                 $ 778,934        $ 785,034
                                                                                            =========        =========


See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------

                                                        Three Months Ended
                                                             March 31,
                                                     --------------------------
                                                       2001             2000
                                                     ---------        ---------

SALES  Net                                           $ 202,659        $ 220,506

COST OF SALES                                          160,696          177,493
                                                     ---------        ---------

      Gross profit                                      41,963           43,013
                                                     ---------        ---------

OPERATING EXPENSES:
      Administration and other                          12,965           14,041
      Stock-based compensation related to
            administrative employees                     7,033            1,223
      Sales and marketing                                8,780            6,639
      Research and development                             753            1,082
      Compensation and transaction costs
           related to recapitalization                       -            5,200
                                                     ---------        ---------

           Total operating expenses                     29,531           28,185
                                                     ---------        ---------

OPERATING INCOME                                        12,432           14,828

INTEREST EXPENSE                                       (20,360)         (11,558)

OTHER INCOME  - Net                                        895              430
                                                     ---------        ---------

INCOME (LOSS) BEFORE INCOME TAXES                       (7,033)           3,700

INCOME TAX PROVISION (BENEFIT)                          (2,309)           2,299
                                                     ---------        ---------

NET INCOME (LOSS)                                    $  (4,724)       $   1,401
                                                     =========        =========


See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                    2001            2000
                                                                                  --------        --------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net  income (loss)                                                          $ (4,724)       $  1,401
      Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
           Depreciation and amortization                                            10,089           9,515
           Deferred income taxes                                                    (2,015)            662
           Reduction in provision for losses on accounts receivable                      -            (217)
           Stock-based compensation related to administrative employees              7,033           1,223
           Loss on disposal of assets                                                  116               -
           Changes in assets and liabilities:
                Receivables                                                          2,252           4,286
                Inventories                                                         (3,662)        (14,149)
                Prepaid expenses and other                                          (1,151)            102
                Income taxes receivable                                               (311)          2,272
                Other assets                                                         1,104             754
                Trade accounts payable                                              (2,943)          9,141
                Accrued liabilities                                                  7,777           1,823
                Due to affiliates                                                        -             (91)
                Other liabilities                                                    1,098           1,186
                                                                                  --------        --------

                     Net cash provided by operating activities                      14,663          17,908
                                                                                  --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sale of assets                                                   7,914               -
      Capital expenditures for plant and equipment                                 (15,310)        (10,093)
                                                                                  --------        --------

                     Net cash used in investing activities                          (7,396)        (10,093)
                                                                                  --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from issuance of stock and net change
        in related stockholders' notes receivables                                     (99)            (46)
      Principal payments on long-term debt                                         (11,251)         (3,469)
      Payment on revolving debt                                                          -            (343)
                                                                                  --------        --------

                     Net cash used in financing activities                         (11,350)         (3,858)
                                                                                  --------        --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
      AND CASH EQUIVALENTS                                                           3,352            (826)
                                                                                  --------        --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (731)          3,131

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD                                   3,060           9,097
                                                                                  --------        --------

CASH AND CASH EQUIVALENTS, END OF THE PERIOD                                      $  2,329        $ 12,228
                                                                                  ========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

      Cash paid (received) during the period for:
           Interest                                                               $  6,820        $  8,411
           Income taxes                                                           $ (1,663)       $ (1,814)
      Other non-cash disclosure:
           Dividends accrued but not paid                                         $  3,793        $      -


See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2001   (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                           ACCUMULATED
                                             COMMON STOCK          WARRANTS                 STOCKHOLDERS'     OTHER
                                             ------------        TO PURCHASE   ACCUMULATED     NOTES       COMPREHENSIVE
                                           SHARES     AMOUNT     COMMON STOCK    DEFICIT     RECEIVABLE       INCOME       TOTAL
                                           -----------------     ------------  ------------  ------------  -------------   -----
BALANCE, DECEMBER 31, 2000                  511     $  87,989     $  26,500    $(312,414)    $    (825)    $  (7,261)    $(206,011)

Net loss                                      -             -             -       (4,724)            -             -        (4,724)

Stock-based compensation
    related to administrative
    employees                                 -             -             -        7,033             -             -         7,033

Fair value change in interest rate
   derivatives classified as cash
   flow hedges                                -             -             -            -             -          (780)         (780)

Preferred stock dividend and
    accretion                                 -             -             -       (3,964)            -             -        (3,964)

Repurchase of common stock and
    cancellation of notes from
    management                               (1)         (350)            -            -           251             -           (99)

Amortization of discount on
    stockholder's note receivable             -             -             -            -           (10)            -           (10)

Foreign currency transaction
    adjustment                                -             -             -            -             -        (1,352)       (1,352)
                                      ---------     ---------     ---------    ---------     ---------     ---------     ---------

BALANCE, MARCH 31, 2001                     510     $  87,639     $  26,500    $(314,069)    $    (584)    $  (9,393)    $(209,907)
                                      =========     =========     =========    =========     =========     =========     =========


See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


1.      BASIS OF PRESENTATION

        The accompanying condensed consolidated financial statements have been prepared, without audit, in accordance with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. The information reflects all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows of Pliant Corporation and its subsidiaries ("Pliant" or the "Company") as of the dates and for the periods presented. Results of operations for the period ended March 31, 2001 are not necessarily indicative of results of operations to be expected for the full fiscal year.

        Certain information in footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2.      INVENTORIES

        Inventories are valued at the lower of cost (using the first-in, first-out method) or market value. Inventories as of March 31, 2001 and December 31, 2000 consisted of the following (in thousands):


                          March 31,    December 31,
                             2001          2000
                          ---------    ------------

Finished goods             $46,667       $46,760
Raw materials               26,858        24,158
Work-in-process              9,065         8,233
                           -------       -------

Total                      $82,590       $79,151
                           =======       =======


3.      PLANT CLOSING COSTS

        During the fourth quarter 2000, we approved and announced our plans to cease operations at our Dallas, Texas; Birmingham, Alabama; and Harrington, Delaware facilities. Our Dallas facility was closed in December 2000. We expect to close our Birmingham and our Harrington facilities by the end of the third quarter 2001. Included in other accrued liabilities as of March 31, 2001 and December 31, 2000 are the remaining amounts for plant closing totaling $3.9 million and $5.0 million, respectively.

4.      REDEEMABLE COMMON STOCK

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

        In addition, under employment agreements, additional repurchase rights and put options were established. The repurchase rights allow the Company to repurchase shares, not already subject to the May 2000 stock purchase agreement repurchase rights, from the employee in the event of termination for any reason. The put options allow for the employees to require the Company to purchase all of the shares in the event of resignation for good reason, death, disability or retirement, subject to the restrictive provisions of any credit or other agreements. However, the put option related to 32,750 shares, in no event can be exercised until January 1, 2006. The price under the repurchase rights and the put options is the fair market value of the common stock, as determined in good faith.

        On December 27, 2000, we entered into a severance agreement with an employee. Under the agreement, we cancelled approximately $133,000 of accrued interest on a note receivable. We repurchased 6,211 shares of restricted stock for $483.13 per share and offset the purchase price against $3.0 million of note principal. In addition, on January 2, 2001, we repurchased an additional 539 shares of restricted stock for $483.13 per share and offset the purchase price against $260,000 of note principal. The Company's repurchase rights were changed on the remaining 7,423 shares of common stock owned by this individual, whereby the Company agreed not to repurchase the shares until February 28, 2003 at a repurchase price of the greater of the fair market value and $111.53 per share. Interest ceased to accrue on the remaining $787,000 balance of the note related to the sale of stock in 1999. Further, the put option was cancelled. As a result of these modifications, a $323,000 discount on the note receivable balance was recorded as compensation expense in 2000. The discount will be amortized to interest income over the remaining term of the note. In the event we determine to repurchase the stock from this individual at an amount that is: (1) greater than the fair value of the stock (i.e. the note balance is greater than the fair value) or (2) greater than the note balance as a result of future increases in fair value of the stock, we will record additional expense.

        On January 22, 2001, we entered into a severance agreement with another employee. Under this agreement, we cancelled approximately $85,000 of accrued interest on a note receivable. We repurchased 3,125 shares of restricted stock for $483.13 and offset the purchase price against $1.5 million of note principal. We further agreed to cease interest on the remaining $302,000 principal balance of the note receivable related to 625 shares and to cease interest on the $262,000 principal balance related to the sale of stock in 1999. As a result of these interest modifications, a $208,000 discount on the note receivable balance was recorded as compensation expense in the first quarter of 2001. The discount will be amortized to interest income over the remaining term of the note. In addition, the Company's repurchase rights and the individual's put option were changed on the remaining 2,832 shares of common stock owned by this individual. We agreed not to repurchase and the individual agreed not to exercise the put option on the shares until February 28, 2003. The repurchase price and the put option price were changed to be the greater of the fair value of the stock or the balance on the note receivable. Because the fair value of these shares was $483.13 per share on January 22, 2001, compensation expense of approximately $1.0 million was recorded in the first quarter of 2001, which represents the difference between the carrying amount and the fair value of the 2,622 shares common stock that are subject to the note receivable.

        On February 1, 2001, we amended the note agreements with another employee that were issued in connection with the sale of restricted stock in 1999 and 2000. Under the amended agreements, interest ceases to accrue, effective December 31, 2000, on one note with a principal balance of $1.6 million and another note with a principal balance of $7.0 million. Further, the notes were modified to remove the full recourse provisions and modify the pledge agreement. As a result of these modifications, the sale of stock for notes will now be accounted for as stock options and will be subject to variable accounting. Accordingly, changes in the fair value of the common stock in excess of the note balance will be recorded as compensation expense until the note is paid in full. In addition, interest income will not be recorded on these notes. In connection with this modification we recorded compensation expense of $6.0 million, in the first quarter of 2001.

        Because of the modifications of these employee notes, in the first quarter of 2001 another employee's 2000 stock purchase will be accounted for as stock options, subject to variable accounting. In addition, interest income will not be recorded on this note with a principal balance of $3.7 million.

5.      STOCK OPTION PLANS

        During the three months ended March 31, 2001, options to purchase 1,780 shares at $483.13 per share were granted to employees. These options vest over five (5) years. During the same period options to purchase 4,114 shares were forfeited due to employee terminations.

6.      OPERATING LEASES

        In March 2001 we completed a sale and leaseback of certain equipment and received proceeds of $7.9 million. There was no gain or loss in connection with the sale and the lease is accounted for as an operating lease. As part of the transaction we issued a $3.4 million letter of credit for which the lessor is the beneficiary should we default on any payments. The monthly lease payments are $139,967 for 72 months.


7.      DERIVATIVE INSTRUMENTS

        Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138. We recognize the fair value of derivatives as either assets or liabilities in the balance sheet. To the extent that the derivatives qualify as hedges, gains or losses associated with the effective portion are recorded as a component of other comprehensive income while the ineffective portion is recognized in income.

        At the adoption of this pronouncement, we had one interest rate cap agreement, which had been entered into during the fourth quarter of 2000. As a result, the initial adoption of this pronouncement did not result in a material effect to our financial statements.

        During the first quarter of 2001, we entered into three additional interest rate derivative agreements with separate financial institutions. We use our interest rate derivatives to manage interest rate risk associated with future interest payments on variable rate borrowings under our Credit Facilities. Our interest rate derivative agreements are considered cash flow hedges and consisted of the following as of March 31, 2001 (dollars in millions):

                              Notional        Variable             Fixed             Maturity
        Type                   Amount           Rate*             Rate **              Dates
----------------------      -----------     ------------     -----------------    --------------
Interest rate cap             $128.0            LIBOR             10.00%            12/31/2003
Interest rate cap               30.0            LIBOR              7.25%            02/09/2004
Interest rate collar            40.0            LIBOR          4.15% - 7.25%        02/13/2004
Interest rate swap              60.0            LIBOR              5.40%            02/13/2004

--------------
*  Three-month LIBOR, as defined; 4.88% as of March 31, 2001

** Strike for caps; floor and strike for collar

        The fair value of our interest rate derivative agreements is reported on our consolidated balance sheet at March 31, 2001 in other liabilities of approximately $802,000, and in other assets of approximately $70,000. For the three months ended March 31, 2001, the ineffective portion of our interest rate derivatives was a loss of approximately $111,000 which is included in interest expense.


8.      OPERATING SEGMENTS

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

        Sales and transfers between our segments are eliminated in consolidation. We evaluate performance of the operating segments based on profit or loss before income taxes, not including nonrecurring gains or losses. Our reportable segments are managed separately with separate management teams, because each segment has different products, customer requirements, technology and marketing strategies. During the first quarter of 2001, two plant operations were reclassified from our Specialty segment to our Industrial segment in accordance with a change in business focus. Accordingly, the 2000 amounts have been reclassified to reflect this change. In addition, certain operating expenses were reclassified from our segments to the corporate category as a result of expenses which are no longer attributable and allocated to the segment.

Segment profit or loss and segment assets as of and for the three months ended March 31, 2001 and 2000 are presented in the following table (in thousands):


                                          DESIGN      INDUSTRIAL      SPECIALTY    CORPORATE/
                                         PRODUCTS        FILMS          FILMS         OTHER         TOTAL
MARCH 31, 2001
Net sales to customers                   $  53,369     $  61,597      $  87,693     $       -      $ 202,659
Intersegment sales                           2,004         1,539          2,269        (5,812)             -
                                         ---------     ---------      ---------     ---------      ---------
Total net sales                             55,373        63,136         89,962        (5,812)       202,659
Depreciation and amortization                2,509         1,976          2,793         2,811         10,089
Interest expense                               887           (29)             6        19,496         20,360
Segment profit (loss)                        9,220        11,019         18,766       (46,038)        (7,033)
Segment total assets                       178,254       125,531        398,816        76,333        778,934
Capital expenditures                         4,225         2,638          7,402         1,045         15,310

MARCH 31, 2000
Net sales to customers                      53,402        60,760        106,344             -        220,506
Intersegment sales                           1,468         1,611          1,682        (4,761)             -
                                         ---------     ---------      ---------     ---------      ---------
Total net sales                             54,870        61,427        108,970        (4,761)       220,506
Depreciation and amortization                2,214         1,903          3,194         2,204          9,515
Interest expense                               888            87              6        10,577         11,558
Segment profit (loss)                        6,497         9,191         19,987       (26,775)         8,900
Compensation and transaction costs
    related to recapitalization                  -             -              -         5,200          5,200
Segment total assets                       178,353       130,166        416,540        55,039        780,098
Capital expenditures                         1,361         3,697          3,852         1,183         10,093

A reconciliation of the totals reported for the operating segments to our totals reported in the consolidated condensed financial statements is as follows (in thousands):

                                                         Three months ended
                                                             March 31,
                                                             ---------
                                                        2001             2000
                                                        ----             ----
PROFIT OR LOSS

Total profit for reportable segments                  $ 39,005         $ 35,675
Compensation and transaction costs related
     to recapitalization                                     -           (5,200)
Unallocated amounts:
   Corporate expenses                                  (26,542)         (16,198)
   Interest expense                                    (19,496)         (10,577)
                                                      --------         --------
   Income (loss) before taxes                         $ (7,033)        $  3,700
                                                      ========         ========


                                                       March 31,       March 31,
ASSETS                                                   2001            2000
                                                         ----            ----

Total assets for reportable segments                   $702,601        $725,059
Intangible assets not allocated to segments              14,528          15,839
Other unallocated assets                                 61,805          39,200
                                                       --------        --------
      Total consolidated assets                        $778,934        $780,098
                                                       ========        ========

9.      CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

        The following condensed consolidating financial statements present, in separate columns, financial information for (i) Pliant (on a parent only basis), with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries (as specified in the Indenture, dated May 31, 2000 (the "Indenture") relating to Pliant's $220 million senior subordinated notes due 2010 (the "Notes")) on a combined basis, with any investments in non-guarantor subsidiaries specified in the Indenture recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eleminations necessary to arrive at the information for Pliant and its subsidiaries on a consolidated basis, and (v) Pliant on a consolidated basis, in each case as of March 31, 2001 and December 31, 2000 and for the three months ended March 31, 2001 and 2000. The Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary and each guarantor subsidiary is wholly owned, directly or indirectly, by Pliant. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to Pliant. The condensed consolidating financial statements are presented herein, rather than separate financial statements for each of the guarantor subsidiaries because management believes that separate financial statements relating to the guarantor subsidiaries are not material to investors. During the second quarter of 2000, one of our non-guarantor subsidiary companies, Pliant Packaging of Canada, LLC, became a guarantor. In addition, during the first quarter of 2001, our Blessings subsidiary was merged with and into Pliant. Accordingly, the former Blessings subsidiary is reflected as part of "Pliant Corporation Only" column for all periods presented.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2001 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------


                                                             Pliant        Combined      Combined                    Consolidated
                                                           Corporation     Guarantor    Non-Guarantor                   Pliant
                                                          (Parent Only)  Subsidiaries   Subsidiaries   Eliminations   Corporation
                                                          -------------  ------------   ------------   ------------   -----------

ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                $       -      $      39      $   2,290      $       -      $   2,329
   Receivables - net                                           89,712          4,880         17,810              -        112,402
   Inventories                                                 67,212          7,858          7,520              -         82,590
   Prepaid expenses and other                                   2,158            135            848              -          3,141
   Income taxes receivable                                      2,059            (25)         1,005              -          3,039
   Deferred income taxes                                       14,430             38         (1,327)             -         13,141
                                                            ---------      ---------      ---------      ---------      ---------
       Total current assets                                   175,571         12,925         28,146              -        216,642
PLANT AND EQUIPMENT - Net                                     274,092         11,814         43,017              -        328,923
INTANGIBLE ASSETS - Net                                       183,675          2,392         17,345              -        203,412
INVESTMENT IN SUBSIDIARIES                                     51,884              -              -        (51,884)             -
OTHER ASSETS                                                   27,329              -          2,628              -         29,957
                                                            ---------      ---------      ---------      ---------      ---------
TOTAL ASSETS                                                $ 712,551      $  27,131      $  91,136      $ (51,884)     $ 778,934
                                                            =========      =========      =========      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
   Current portion of long-term debt                        $   6,985      $       -      $       -      $       -      $   6,985
   Trade accounts payable                                      86,486          5,387         14,300              -        106,173
   Accrued liabilities                                         42,535          1,096          3,993              -         47,624
   Due to (from) affiliates                                    (2,418)         8,253         (5,835)             -              -
                                                            ---------      ---------      ---------      ---------      ---------
       Total current liabilities                              133,588         14,736         12,458              -        160,782
LONG-TERM DEBT - Net of current portion                       634,157              -         35,000              -        669,157
OTHER LIABILITIES                                              29,148              -          1,434              -         30,582
DEFERRED INCOME TAXES                                          28,405            497          2,258              -         31,160
                                                            ---------      ---------      ---------      ---------      ---------
       Total liabilities                                      825,298         15,233         51,150              -        891,681
                                                            ---------      ---------      ---------      ---------      ---------

REDEEMABLE STOCK                                               97,160              -              -              -         97,160
                                                            ---------      ---------      ---------      ---------      ---------

STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock                                                87,639         14,020         29,241        (43,261)        87,639
   Warrants                                                    26,500              -              -              -         26,500
   Retained earnings accumulated (deficit)                   (314,069)        (2,111)        18,093        (15,982)      (314,069)
   Stockholders' note receivable                                 (584)             -              -              -           (584)
   Accumulated other comprehensive loss                        (9,393)           (11)        (7,348)         7,359         (9,393)
                                                            ---------      ---------      ---------      ---------      ---------
       Total stockholders' equity (deficit)                  (209,907)        11,898         39,986        (51,884)      (209,907)
                                                            ---------      ---------      ---------      ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)        $ 712,551      $  27,131      $  91,136      $ (51,884)     $ 778,934
                                                            =========      =========      =========      =========      =========

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2000 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------


                                                             PLIANT        COMBINED      COMBINED                    CONSOLIDATED
                                                           CORPORATION    GUARANTOR     NON-GUARANTOR                    PLIANT
                                                          (PARENT ONLY)  SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    CORPORATION
                                                          -------------  ------------   ------------   ------------    -----------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                $     459      $      10      $   2,591      $       -      $   3,060
   Receivables, net                                            90,670          4,966         19,422              -        115,058
   Inventories                                                 64,884          6,983          7,284              -         79,151
   Prepaid expenses and other                                   1,527             30            426              -          1,983
   Income taxes receivable                                      1,885            (24)           897              -          2,758
   Deferred income taxes                                       14,431             37         (1,476)             -         12,992
                                                            ---------      ---------      ---------                     ---------
       Total current assets                                   173,856         12,002         29,144              -        215,002
PLANT AND EQUIPMENT, net                                      268,739         16,538         47,806              -        333,083
INTANGIBLE ASSETS, net                                        185,727          2,482         17,661              -        205,870
INVESTMENT IN SUBSIDIARIES                                     49,611              -              -        (49,611)             -
OTHER ASSETS                                                   28,593              -          2,486              -         31,079
                                                            ---------      ---------      ---------      ---------      ---------
TOTAL ASSETS                                                $ 706,526      $  31,022      $  97,097      $ (49,611)     $ 785,034
                                                            =========      =========      =========      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
   Current portion of long-term debt                        $   8,312      $       -      $   1,050      $       -      $   9,362
   Trade accounts payable                                      87,970          5,730         15,318              -        109,018
   Accrued liabilities                                         32,068          1,201          5,743              -         39,012
   Due to (from) affiliates                                   (10,000)        13,442         (3,442)             -              -
                                                            ---------      ---------      ---------                     ---------
       Total current liabilities                              118,350         20,373         18,669              -        157,392
LONG-TERM DEBT, net of current portion                        642,976              -         35,055              -        678,031
OTHER LIABILITIES                                              24,200              -          1,557              -         25,757
DEFERRED INCOME TAXES                                          30,206            497          2,357              -         33,060
                                                            ---------      ---------      ---------                     ---------
       Total liabilities                                      815,732         20,870         57,638              -        894,240
                                                            ---------      ---------      ---------                     ---------


REDEEMABLE COMMON STOCK                                        96,805              -              -              -         96,805
                                                            ---------      ---------      ---------      ---------      ---------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock                                                87,989         14,020         29,241        (43,261)        87,989
   Warrants to purchase common stock                           26,500              -              -              -         26,500
   Retained earnings (accumulated deficit)                   (312,414)        (3,857)        15,966        (12,109)      (312,414)
   Shareholder note receivable                                   (825)             -              -              -           (825)
   Accumulated other comprehensive income (loss)               (7,261)           (11)        (5,748)         5,759         (7,261)
                                                            ---------      ---------      ---------      ---------      ---------
       Total stockholders' equity (deficit)                  (206,011)        10,152         39,459        (49,611)      (206,011)
                                                            ---------      ---------      ---------      ---------      ---------
TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY (DEFICIT)                        $ 706,526      $  31,022      $  97,097      $ (49,611)     $ 785,034
                                                            =========      =========      =========      =========      =========

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE THREE MONTHS ENDED MARCH 31, 2001 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------


                                             Pliant        Combined       Combined                       Consolidated
                                           Corporation     Guarantor    Non-Guarantor                        Pliant
                                          (Parent Only)   Subsidiaries   Subsidiaries    Eliminations     Corporation
                                          -------------   ------------   ------------    ------------     -----------
SALES , Net                                 $ 170,938       $   9,559      $  27,974       $  (5,812)      $ 202,659
COST OF SALES                                 137,226           7,888         21,394          (5,812)        160,696
                                            ---------       ---------      ---------       ---------       ---------

GROSS PROFIT                                   33,712           1,671          6,580               -          41,963
OPERATING EXPENSES                             26,859              90          2,582               -          29,531
                                            ---------       ---------      ---------       ---------       ---------

OPERATING INCOME                                6,853           1,581          3,998               -          12,432
INTEREST EXPENSE                              (19,470)              -           (890)              -         (20,360)
EQUITY IN EARNINGS OF SUBSIDIARIES              3,873               -              -          (3,873)              -
OTHER INCOME  (EXPENSE), Net                      418             165            312               -             895
                                            ---------       ---------      ---------       ---------       ---------

INCOME (LOSS) BEFORE INCOME TAXES              (8,326)          1,746          3,420          (3,873)         (7,033)
INCOME TAX PROVISION (BENEFIT)                 (3,602)              -          1,293               -          (2,309)
                                            ---------       ---------      ---------       ---------       ---------

NET INCOME (LOSS)                           $  (4,724)      $   1,746      $   2,127       $  (3,873)      $  (4,724)
                                            =========       =========      =========       =========       =========

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE THREE MONTHS ENDED MARCH 31, 2000 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------


                                             Pliant        Combined        Combined                        Consolidated
                                           Corporation     Guarantor     Non-Guarantor                        Pliant
                                          (Parent Only)   Subsidiaries    Subsidiaries    Eliminations     Corporation
                                          -------------   ------------    ------------    ------------     -----------

SALES, Net                                  $ 186,259       $  11,793       $  27,215       $  (4,761)      $ 220,506
COST OF SALES                                 150,213          10,999          21,042          (4,761)        177,493
                                            ---------       ---------       ---------       ---------       ---------

GROSS PROFIT                                   36,046             794           6,173               -          43,013
OPERATING EXPENSES                             25,208              91           2,886               -          28,185
                                            ---------       ---------       ---------       ---------       ---------

OPERATING INCOME                               10,838             703           3,287               -          14,828
INTEREST EXPENSE                              (10,582)              2            (978)              -         (11,558)
EQUITY IN EARNINGS OF SUBSIDIARIES              1,914               -               -          (1,914)              -
OTHER INCOME (EXPENSE), Net                        55             (12)            387               -             430
                                            ---------       ---------       ---------       ---------       ---------

INCOME BEFORE INCOME TAXES                      2,225             693           2,696          (1,914)          3,700
INCOME TAX EXPENSE                                824             380           1,095               -           2,299
                                            ---------       ---------       ---------       ---------       ---------

NET INCOME                                  $   1,401       $     313       $   1,601       $  (1,914)      $   1,401
                                            =========       =========       =========       =========       =========

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------


                                                               Pliant        Combined       Combined                   Consolidated
                                                             Corporation    Guarantor     Non-Guarantor                   Pliant
                                                            (Parent Only)  Subsidiaries   Subsidiaries   Eliminations  Corporation
                                                            -------------  ------------   ------------   ------------  -----------

CASH FLOWS PROVIDED BY (USED IN)
     OPERATING ACTIVITIES                                     $ 21,192       $ (4,574)      $ (1,955)             -      $ 14,663
                                                              --------       --------       --------       --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of assets                                  2,966          4,948              -              -         7,914
   Capital expenditures for plant and equipment                (12,378)        (1,802)        (1,130)             -       (15,310)
                                                              --------       --------       --------       --------      --------
      Net cash provided by investing activities                 (9,412)         3,146         (1,130)             -        (7,396)
                                                              --------       --------       --------       --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock and net
      change in related stockholders' notes receivables            (99)                                                       (99)
   Principal payments on long-term debt                        (10,146)             -         (1,105)             -       (11,251)
                                                              --------       --------       --------       --------      --------
      Net cash used in financing
      activities                                               (10,245)             -         (1,105)             -       (11,350)
                                                              --------       --------       --------       --------      --------


EFFECT OF EXCHANGE RATE CHANGES
     ON CASH AND CASH EQUIVALENTS                               (1,994)         1,457          3,889              -         3,352
                                                              --------       --------       --------       --------      --------

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                          (459)            29           (301)             -          (731)


CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD               459             10          2,591              -         3,060
                                                              --------       --------       --------       --------      --------

CASH AND CASH EQUIVALENTS AT
    END OF THE PERIOD                                         $      -       $     39       $  2,290       $      -      $  2,329
                                                              ========       ========       ========       ========      ========



PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------


                                                                  Pliant       Combined      Combined                  Consolidated
                                                               Corporation    Guarantor    Non-Guarantor                 Pliant
                                                               Parent Only   Subsidiaries  Subsidiaries   Eliminations  Corporation
                                                               -----------   ------------  ------------   ------------  -----------

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                      $ 13,489      $    592      $  3,827      $    -        $ 17,908
                                                                 --------      --------      --------      ------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures for plant and equipment                    (9,262)         (199)         (632)          -         (10,093)
                                                                 --------      --------      --------      ------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in stockholder notes receivable                         (46)            -             -           -             (46)
   Principal payments on long-term debt                            (2,969)            -          (843)          -          (3,812)
                                                                 --------      --------      --------      ------        --------
      Net cash used in financing activities                        (3,015)            -          (843)          -          (3,858)
                                                                 --------      --------      --------      ------        --------


EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS         (713)          661          (774)          -            (826)
                                                                 --------      --------      --------      ------        --------

NET INCREASE  IN CASH AND CASH EQUIVALENTS                            499         1,054         1,578           -           3,131


CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                1,231           517         7,349           -           9,097
                                                                 --------      --------      --------      ------        --------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                   $  1,730      $  1,571      $  8,927      $    -        $ 12,228
                                                                 ========      ========      ========      ======        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 10-K"). This section contains certain forward-looking statements within the meanings of federal securities laws that involve risks and uncertainties, including statements regarding our plans, objectives, goals, strategies and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under "Cautionary Statement for Forward-Looking Information" below and elsewhere in this report.

GENERAL

We generate our revenues, earnings and cash flows from the sale of film and flexible packaging products throughout the world. We manufacture these products at 23 facilities located in North America, Central America, Europe and Australia. Our sales have grown primarily as a result of strategic acquisitions made over the past several years, increased levels of production at acquired facilities, return on capital expenditures and the overall growth in the markets for film and flexible packaging products.

On May 31, 2000, we consummated a recapitalization pursuant to an agreement dated March 31, 2000 (the "Recapitalization Agreement") among us, our then existing stockholders and an affiliate of J.P. Morgan Partners, LLC, whereby an affiliate of J.P. Morgan Partners, LLC acquired majority control of our common stock. Pursuant to the Recapitalization Agreement, we redeemed all of the shares of our common stock held by Jon M. Huntsman, our founder, then majority stockholder and then Chairman of the Board (the "Equity Redemption") for approximately $314.0 million. An affiliate of J.P. Morgan Partners, LLC purchased approximately one-half of the shares of our common stock held collectively by The Christena Karen H. Durham Trust (the "Trust") and by members of our current and former senior management (the "Management Investors") for approximately $101.8 million. An affiliate of J.P. Morgan Partners, LLC and certain other institutional investors also purchased (the "Investor Common Equity Contribution") shares of common stock directly from us for approximately $63.5 million ($62.6 million net of offering costs). The Trust and the Management Investors retained or "rolled over" approximately one-half of the shares of our common stock collectively owned by them prior to the recapitalization. In addition, we issued to another affiliate of J.P. Morgan Partners, LLC and to certain other institutional investors a new series of senior cumulative exchangeable redeemable preferred stock (the "Preferred Stock") and detachable warrants for our common stock (the "Preferred Stock Warrants") for net consideration of approximately $98.5 million. The foregoing transactions are collectively referred to as the "Recapitalization." The total consideration paid in the Recapitalization was approximately $1.1 billion, including transaction costs.

On May 14, 2001, approximately 55.4% of our total common stock was owned by an affiliate of J.P. Morgan Partners, LLC, approximately 4.3% of our total common stock was owned by certain other institutional investors and approximately 40.3% of our total common stock was owned collectively by the Trust and the Management Investors. J.P. Morgan Partners, LLC owns our common stock through its Flexible Film, LLC subsidiary and owns our preferred stock through its Southwest Industrial Films, LLC subsidiary.

The Recapitalization constituted a "change of control" under the provisions of our long-term incentive plans ("LTIP"). Upon a change of control, all participants in the LTIP fully vest and all amounts due to the participants are payable within 90 days. As a result, we accrued $5.0 million of compensation expense in the three months ended March 31, 2000 relating to the vesting under the LTIP. In addition, we incurred $0.2 million of fees and expenses in connection with the Recapitalization in the three months ended March 31, 2000. Both the LTIP compensation expense and these fees and expenses are included in "compensation and transaction costs related to recapitalization" in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2000.


RESULTS OF OPERATIONS

The following table sets forth net sales, expenses, and operating income and such amounts as a percentage of net sales, for the three months ended March 31, 2001 and 2000 (dollars in millions).

                                           Three Months Ended March 31
                                           ---------------------------
                                           2001                     2000
                                    ------------------       ------------------
                                                 % of                     % of
                                      $         Sales          $          Sales
                                    ------      ------       ------      ------

Sales-net                           $202.7       100.0%      $220.5       100.0%
Cost of sales                        160.7        79.3        177.5        80.5
                                    ------      ------       ------      ------
Gross profit                          42.0        20.7         43.0        19.5
Total operating expenses              29.5        14.6         28.2        12.8
                                    ------      ------       ------      ------
Operating income                    $ 12.5         6.1%      $ 14.8         6.7%
                                    ======      ======       ======      ======

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

Net Sales

Net sales decreased by $17.8 million, or 8.1%, from $220.5 million for the first quarter of 2000, to $202.7 million for the three months ended March 31, 2001. The decrease was primarily due to a 3.5% decrease in sales volume and a 4.6% decrease in our average selling price. In the markets we serve, the average selling price of our products generally increases or decreases as the price of resins, our primary raw material, increases or decreases. Average resin prices were significantly lower during the first quarter of 2001 compared to the first quarter of 2000 resulting in a significant decrease in our average selling prices.

Gross Profit

Gross profit decreased by $1.0 million, or 2.3%, from $43.0 million for the first quarter of 2000, to $42.0 million for the three months ended March 31, 2001. The decrease was primarily due to a decrease in sales volumes and prices which were offset partially by decreasing resin costs and lower manufacturing costs.

Total Operating Expenses

Total operating expenses increased by $1.3 million, or 4.6%, from $28.2 million for the first quarter of 2000 to $29.5 million for the three months ended March 31, 2001. The significant items contributing to most of this increase relate to two unusual items: $7.0 million of non-cash stock-based compensation expense related to administrative employees for the three month period ended March 31, 2001, and $5.2 million of compensation expense and transaction costs related to the Recapitalization for the three month period ended March 31, 2000.

Operating Income

Operating income decreased by $2.3 million, or 15.5%, from $14.8 million for the first quarter of 2000 to $12.5 million for the three months ended March 31, 2001, due to the factors discussed above. Excluding the unusual items described above from both periods, operating income would have been $19.5 million for the first quarter of 2001 and $20.0 million in the first quarter of 2000 which represents a decrease of $0.5 million or 2.5%.

Interest Expense

Interest expense increased by $8.8 million, or 75%, from $11.6 million for the first quarter of 2000, to $20.4 million for the three months ended March 31, 2001. As a result of the financing for the May 31, 2000 Recapitalization, interest expense increased significantly compared to the prior year.

Other Income (Expense)

Other income (expense) changed from income of $0.4 million for the three months ended March 31, 2000, to income of $0.9 million for the three months ended March 31, 2001, an increase in income of $0.5 million. The increase was primarily due to an insurance claim and other less significant items.


LIQUIDITY AND CAPITAL RESOURCES

Upon closing of the Recapitalization, we issued 220,000 Units (the "Units") consisting of $220.0 million principal amount of 13% Senior Subordinated Notes due 2010 (the "Notes") and Warrants (the "Note Warrants") to purchase 18,532 shares of common stock. The Notes were issued at a discount of approximately $5.9 million and mature on June 1, 2010. The Units were issued in a private placement transaction exempt from the registration requirements under the Securities Act of 1933. On August 29, 2000, our registration statement relating to the exchange of the private Notes for Notes registered under the Securities Act of 1933 was declared effective by the Securities and Exchange Commission, and, as a result, the Notes and the Note Warrants became separated. We consummated the exchange offer and issued $220.0 million of registered Notes for all of the private Notes on October 12, 2000. Interest on the Notes is payable semi-annually on each June 1 and December 1, commencing on December 1, 2000. The Notes are unsecured. The Notes are subordinated to all of our existing and future senior debt, rank equally with any future senior subordinated debt and rank senior to any future subordinated debt. The Notes are guaranteed by some of our subsidiaries. The Note Warrants became exercisable on August 29, 2000, and mature on June 1, 2010.

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

Effective September 30, 2000, we entered into an amendment of our New Credit Facilities. The amendment modified certain financial covenants contained in the New Credit Facilities, including the leverage and interest coverage ratios and the permitted amount of capital expenditures. We were in compliance with the amended covenants of our New Credit Facilities as of March 31, 2001.

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

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $14.7 million for the three months ended March 31, 2001, a decrease of $3.2 million, or 18%, from the same period in 2000. The decrease resulted primarily from decreases in net income and a decrease in the change in accounts payable. The decrease was offset partially by a smaller increase in inventory and accounts receivable compared to the prior year, and an increase in the change of non-cash income statement items.

Net Cash Used in Investing Activities

Net cash used in investing activities was $7.4 million for the three months ended March 31, 2001, compared to $10.1 million for the same period in 2000. Capital expenditures were $15.3 million and $10.1 million for the periods ended March 31, 2001 and 2000 respectively. Capital expenditures in both periods were primarily for major expansion projects in all of our product lines, for upgrading our information systems, and for several new and carryover maintenance projects throughout our company. We expect capital expenditures to decline over the next few quarters. In 2001, we received $7.9 million as part of a sale-leaseback transaction of newly-acquired machinery and equipment.

Net Cash Provided by Financing Activities

Net cash used in financing activities was $11.4 million for the three months ended March 31, 2001, compared to $3.9 million for the same period in 2000. The activity for both periods primarily represented principal payments on the New and Prior Credit Facilities. In 2001, we prepaid $8.0 million of principal on our term loans under the New Credit Facilities.

Liquidity

As of March 31, 2001, we had approximately $55.9 million of working capital and approximately $95.5 million available under our $100.0 million Revolving Credit Facility. We had $4.5 million of letters of credit issued, which reduces the amount available for borrowings under our Revolving Credit Facility. As of March 31, 2001, the debt under the New Credit Facilities bore interest at a weighted average rate of 10.04%.

As of March 31, 2001, we had $2.3 million in cash and cash equivalents, of which the majority was held by our foreign subsidiaries. The effective tax rate of repatriating this money all future foreign earnings to the United States varies from approximately 40% to 65%, depending on various U.S. and foreign tax factors, including each foreign subsidiary's country of incorporation. High effective repatriation tax rates may limit our ability to access cash and cash equivalents generated by our foreign operations for use in our United States operations, including to pay principal, premium, if any, and interest on the Notes and the New Credit Facilities. For the three months ended March 31, 2001, our foreign operations generated net income from continuing operations of approximately $2.1 million.

Interest expense and scheduled principal payments on our borrowings under the New Credit Facilities and the Notes have significantly increased our future liquidity requirements. We expect that cash flows from operating activities and available borrowings under the New Credit Facilities will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements. If we were to engage in a significant acquisition transaction, however, it may be necessary for us to restructure our existing credit arrangements.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. The following risks and uncertainties, together with those discussed in our Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 (file no. 333-42008), as amended, which was filed with the Securities and Exchange Commission on May 4, 2001, are among the factors that could cause our actual results to differ materially from the forward-looking statements. There may be other factors, including those discussed elsewhere in this report, that may cause our actual results to differ materially from the forward-looking statements. Any forward-looking statements should be considered in light of these factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various interest rate and resin price risks that arise in the normal course of business. We finance our operations with borrowings comprised primarily of variable rate indebtedness. We enter into interest rate collar and swap agreements to manage interest rate market risks and commodity collar agreements to manage resin market risks. Our raw material costs are comprised primarily of resins. Significant increases in interest rates or the price of resins could adversely affect our operating margins, results of operations and ability to service our indebtedness. An increase of 1% in interest rates payable on our variable rate indebtedness would increase our annual interest expense by approximately $4.1 million.

During the three months ended March 31, 2001, we entered into certain interest rate collars, caps and swaps. We adopted SFAS No. 133 to account for these instruments as of January 1, 2001. Under the conditions of our credit facilities, we are required to obtain interest rate protection on 50% of our entire debt. See Note 7 to the condensed consolidated financial statement contained elsewhere in this report.

                           PART II. OTHER INFORMATION


ITEM 5. OTHER INFORMATION

On April 20, 2001, we were informed by a potential new customer that they would not be going forward with their project with us. We are currently in negotiations with this customer to resolve the amounts due to us as a result of their cancellation of their contract with us. We can not currently predict the outcome of these negotiations, or the effect on our financial position and results.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


        (a)     No exhibits are filed with this report.

        (b) No report on Form 8-K was filed during the quarter for which this report is filed.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PLIANT CORPORATION


                                    /s/BRIAN E. JOHNSON
                                    --------------------------------------------
                                    BRIAN E. JOHNSON
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Authorized Signatory and
                                    Principal Financial and Accounting Officer)



Date:   May 14, 2001