Form 10-Q
period 2001-06-30
PLIANT CORP
filed 2001-08-13
CIK 1049442

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2001

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

Yes [X]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On August 10, 2001, there were 598,598 outstanding shares of the registrant's Common Stock.

PLIANT CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS


                                                                                         PAGE
                                                                                         ----
PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

         CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2001 AND DECEMBER            3
         31, 2000

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTH       4
         PERIODS ENDED JUNE 30, 2001 AND 2000

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED          5
         JUNE 30, 2001 AND 2000

         CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY(DEFICIT) FOR THE         6
         SIX MONTHS ENDED JUNE 30, 2001

         NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                                           7

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS                                                                25

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                                                                                          33

PART II. OTHER INFORMATION

     ITEM 5. OTHER INFORMATION                                                            34

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                             34

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2001 AND DECEMBER 31, 2000 (DOLLARS IN THOUSANDS) (UNAUDITED)

                                                                                        June 30,         December 31,
                                                                                           2001             2000
                                                                                           ----             ----
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                          $   2,291         $   3,060
     Receivables, net of allowances of $2,031 and $2,166, respectively                    123,212           115,058
     Inventories                                                                           76,905            79,151
     Prepaid expenses and other                                                             3,246             1,983
     Income taxes receivable                                                                2,904             2,758
     Deferred income taxes                                                                 11,548            12,992
                                                                                        ---------         ---------
         Total current assets                                                             220,106           215,002

PROPERTY, PLANT AND EQUIPMENT, net                                                        336,961           333,083

INTANGIBLE ASSETS, net                                                                    202,407           205,870

OTHER ASSETS                                                                               28,755            31,079
                                                                                        ---------         ---------
TOTAL ASSETS                                                                            $ 788,229         $ 785,034
                                                                                        =========         =========
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Current portion of long-term debt                                                  $   6,796         $   9,362
     Trade accounts payable                                                               106,165           109,018
     Accrued liabilities                                                                   43,872            39,012
                                                                                        ---------         ---------
         Total current liabilities                                                        156,833           157,392

LONG-TERM DEBT, net of current portion                                                    686,241           678,031

OTHER LIABILITIES                                                                          35,675            25,757

DEFERRED INCOME TAXES                                                                      27,925            33,060
                                                                                        ---------         ---------
         Total liabilities                                                                906,674           894,240
                                                                                        ---------         ---------
REDEEMABLE PREFERRED STOCK - 200,000 shares authorized, 100,000 shares outstanding and designated as Series A, no par value, with a redemption and
     liquidation value of $1,000 per share                                                 80,701            80,349
                                                                                        ---------         ---------
REDEEMABLE COMMON STOCK - no par value; 60,000 shares authorized; 53,996 shares outstanding as of June 30, 2001 and 57,121 outstanding as of December 31,
         2000, net of related stockholders' notes receivable of $12,866 at
         June 30, 2001 and $14,551 at December 31, 2000                                    16,632            16,456
                                                                                        ---------         ---------
STOCKHOLDERS' DEFICIT:
     Common stock - no par value; 10,000,000 shares authorized, 509,925 shares
         Outstanding at June 30, 2001 and 510,674 at December 31, 2000                     87,627            87,989
     Warrants                                                                              26,500            26,500
     Accumulated deficit                                                                 (322,380)         (312,414)
     Stockholders' notes receivable                                                          (594)             (825)
     Accumulated other comprehensive income                                                (6,931)           (7,261)
                                                                                        ---------         ---------
         Total stockholders' deficit                                                     (215,778)         (206,011)
                                                                                        ---------         ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                             $ 788,229         $ 785,034
                                                                                        =========         =========

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000 (IN THOUSANDS) (UNAUDITED)

                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                            June 30,
                                                ---------------------------         ---------------------------
                                                   2001              2000              2001              2000
                                                   ----              ----              ----              ----
NET SALES                                       $ 203,569         $ 211,594         $ 406,228         $ 432,100

COST OF SALES                                     163,912           175,348           324,608           352,841
                                                ---------         ---------         ---------         ---------
     Gross profit                                  39,657            36,246            81,620            79,259
                                                ---------         ---------         ---------         ---------
OPERATING EXPENSES:
     Sales, General, and Administrative            26,738            27,826            46,832            48,791
     Research and development                       2,479             2,278             4,883             4,298
     Stock-based compensation related to
           administrative employees                    --                --             7,033                --
     Compensation and transaction costs
         Related to recapitalization                   --             1,426                --             6,626
                                                ---------         ---------         ---------         ---------
         Total operating expenses                  29,217            31,530            58,748            59,715
                                                ---------         ---------         ---------         ---------
OPERATING INCOME                                   10,440             4,716            22,872            19,544

INTEREST EXPENSE                                  (19,065)          (14,290)          (39,425)          (25,848)

OTHER INCOME  - Net                                 4,877              (588)            5,772              (158)
                                                ---------         ---------         ---------         ---------
LOSS BEFORE INCOME TAXES
                 AND EXTRAORDINARY LOSS            (3,748)          (10,162)          (10,781)           (6,462)

INCOME TAX PROVISION (BENEFIT)                        456            (1,318)           (1,853)              981
                                                ---------         ---------         ---------         ---------
LOSS BEFORE
                   EXTRAORDINARY LOSS              (4,204)           (8,844)           (8,928)           (7,443)

EXTRAORDINARY LOSS
                  (net of income taxes)                --           (11,250)               --           (11,250)
                                                ---------         ---------         ---------         ---------
NET LOSS                                        $  (4,204)        $ (20,094)        $  (8,928)        $ (18,693)
                                                =========         =========         =========         =========

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX  MONTHS ENDED JUNE 30, 2001 AND 2000 (IN THOUSANDS) (UNAUDITED)

                                                                               2001             2000
                                                                               ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net  loss                                                               $ (8,928)        $ (18,693)
     Adjustments to reconcile net loss to net cash
       provided by operating activities:
         Depreciation and amortization                                         21,727            19,048
         Deferred income taxes                                                 (3,413)           (1,879)
         Reduction in provision for losses on accounts receivable                  --              (626)
         Stock-based compensation related to administrative employees           7,033             1,223
         (Gain)/loss on disposal of assets                                       (353)              474
         Extraordinary loss                                                        --            11,250
         Changes in assets and liabilities:
              Receivables                                                      (8,223)            6,484
              Inventories                                                       2,262            (9,995)
              Prepaid expenses and other                                       (1,220)              570
              Intangible Assets and Other assets                                  835             1,277
              Trade accounts payable                                           (2,399)           10,598
              Income taxes payable                                               (209)              147
              Accrued liabilities                                               4,325            (2,234)
              Due to affiliates                                                    --            (4,715)
              Other liabilities                                                 2,072             3,348
                                                                             --------         ---------
                  Net cash provided by operating activities                    13,509            16,277
                                                                             --------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of assets                                               7,914                --
     Capital expenditures for plant and equipment                             (29,087)          (25,185)
                                                                             --------         ---------
                  Net cash used in investing activities                       (21,173)          (25,185)
                                                                             --------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of capitalized loan fees                                              --           (21,317)
     Payment of fees from tender offer                                             --           (10,055)
     Redemption of common stock                                                    --          (314,034)
     Net proceeds from issuance of stock and net change
       in related stockholders' notes receivables                                  45           161,161
     New borrowings/principal payments on long-term debt                        7,968          (503,002)
     Proceeds from issuance of long term debt                                      --           699,508
                                                                             --------         ---------
                  Net cash provided by financing activities                     8,013            12,261
                                                                             --------         ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
     AND CASH EQUIVALENTS                                                      (1,118)           (1,233)
                                                                             --------         ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (769)            2,120

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD                              3,060             9,097
                                                                             --------         ---------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD                                 $  2,291         $  11,217
                                                                             ========         =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Cash paid (received) during the period for:
         Interest                                                            $ 32,791         $  23,870

         Income taxes                                                        $ (1,617)        $    (434)

         Other non-cash disclosure:
         Dividends accrued but not paid                                      $  7,719         $      --


See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED JUNE  30, 2001   (IN THOUSANDS) (UNAUDITED)

                                                                                                            ACCUMULATED
                                            COMMON STOCK          WARRANTS                  STOCKHOLDERS'      OTHER
                                       ----------------------   TO PURCHASE   ACCUMULATED       NOTES      COMPREHENSIVE
                                       SHARES         AMOUNT    COMMON STOCK    DEFICIT      RECEIVABLE        INCOME       TOTAL
                                       ------         ------    ------------    -------      ----------        ------       -----
BALANCE, DECEMBER 31, 2000               511         $ 87,989     $26,500      $(312,414)       $(825)        $(7,261)    $(206,011)

Net loss                                  --               --          --         (8,928)          --              --        (8,928)

Stock-based compensation
    related to administrative
    employees                             --               --          --          7,033           --              --         7,033

Fair value change in interest
    rate derivatives classified as
    cash flow hedges                      --               --          --             --           --            (608)         (608)

Preferred stock dividend and
    accretion                             --               --          --         (8,071)          --              --        (8,071)

Repurchase of common stock and
    cancellation of notes from
    management                            (1)            (362)         --             --          251              --          (111)

Amortization of discount on
    stockholder's note receivable         --               --          --             --          (20)             --           (20)

Foreign currency transaction
    adjustment                            --               --          --             --           --             938           938
                                        ----         --------     -------      ---------        -----         -------     ---------
BALANCE, JUNE 30, 2001                   510         $ 87,627     $26,500      $(322,380)       $(594)        $(6,931)    $(215,778)
                                        ====         ========     =======      =========        =====         =======     =========

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.    BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements have been prepared, without audit, in accordance with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. The information reflects all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows of Pliant Corporation and its subsidiaries ("Pliant" or the "Company") as of the dates and for the periods presented. Results of operations for the period ended June 30, 2001 are not necessarily indicative of results of operations to be expected for the full fiscal year.

      Certain information in footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and the Company's Registration Statement on Form S-1 (File No.333-65754). Certain reclassifications have been made to the condensed consolidated financial statements for the period ended June 30, 2000 for comparative purposes.


2.    INVENTORIES

      Inventories are valued at the lower of cost (using the first-in, first-out method) or market value. Inventories as of June 30, 2001 and December 31, 2000 consisted of the following (in thousands):

                                      June 30,      December 31,
                                        2001            2000
                                        -----           ----
           Finished goods             $45,272         $46,760
           Raw materials               22,389          24,158
           Work-in-process              9,244           8,233
                                      -------         -------
           Total                      $76,905         $79,151
                                      =======         =======


3.    PLANT CLOSING COSTS, OTHER CLOSING COSTS AND WORKFORCE REDUCTION

      PLANT CLOSING COSTS -- During 2000, we approved and announced a strategic initiative to cease operations at our Dallas, Texas; Birmingham, Alabama; and Harrington, Delaware facilities. These facilities represent a portion of our Design, Industrial and Specialty Films segments, respectively. The intent of this initiative was to maximize the capacity of other company owned facilities by moving the production from these locations to plants that were not operating at capacity. As a result of this strategic initiative, we recorded a pre-tax charge of $19.6 million which is included as part of plant closing costs in the consolidated statement of operations for the year ended December 31, 2000. Of the $19.6 million, $13.8 million represented the write-off of impaired plant and equipment, $5.0 million represented a charge for severance costs and $0.8 million represented a charge for other closure costs and inventory write-offs. The major actions relating to the exit of these facilities include closing each of the respective facilities, disposal of the related equipment of each facility and termination of the employees of the respective facilities. As of December 31, 2000, we had completed our closure of our Dallas facility. In addition, we completed the closure of our Birmingham facility during the second quarter of 2001. We are currently analyzing the economics of closing our Harrington facility in light of changes in customer demand and our recent acquisition of Uniplast. The following is a summary of the key elements of this exit plan:

                                                           DALLAS      BIRMINGHAM    HARRINGTON       TOTAL
                                                           ------      ----------    ----------       -----
            Number of employees to be terminated ..            68           105           104            277
            Book value of property and equipment to
            be disposed of ........................        $1,593        $8,913        $8,172        $18,678
            Estimated proceeds from disposal ......         1,200         1,749         1,928          4,877
                                                           ------        ------        ------        -------
            Net write-off from disposal ...........           393         7,164         6,244         13,801
            Severance costs .......................           588         2,271         2,132          4,991
            Other closure costs ...................           302           225           270            797
                                                           ------        ------        ------        -------
            Total closure costs ...................        $1,283        $9,660        $8,646        $19,589
                                                           ======        ======        ======        =======

      We do not anticipate the loss of any revenues or income from the closure of these facilities due to the fact that their respective sales volumes will be transferred to other facilities. As of June 30, 2001, the remaining reserves related to severance costs and other costs are included in other accrued liabilities in the accompanying consolidated balance sheet while the impairment of property and equipment has been recorded as a direct reduction of the net property and equipment balances. Utilization of the reserves remaining as of June 30, 2001 is summarized below:

                                                                        UTILIZED
                                                   BALANCE       ---------------------        BALANCE
                                                  12/31/00       NON-CASH        CASH         6/30/01
            Property and equipment reserves        $13,801        $2,662        $   --        $11,139
            Severance costs ...............          4,371            --         2,861          1,510
            Other costs ...................            585            --            70            515
                                                   -------        ------        ------        -------
            Total .........................        $18,757        $2,662        $2,931        $13,164
                                                   =======        ======        ======        =======

      As of June 30, 2001, 68, 97 and 44 of the expected employee terminations had been completed at our Dallas, Birmingham and Harrington facilities, respectively.

      OFFICE CLOSING COSTS AND WORKFORCE REDUCTION -- During the fourth quarter 2000, we approved and announced a cost saving initiative resulting in a company-wide workforce reduction, relocation of the corporate office from Salt Lake City, Utah to Chicago, Illinois area and closure of the Dallas, Texas divisional office. As a result of this initiative we recorded a pre-tax charge of $7.1 million which is included as part of administration and other expenses in the accompanying consolidated statements of operations. The major actions relating to this initiative included a reduction in workforce due to consolidation of duties, and closing the offices in Dallas, Texas and Salt Lake City, Utah. We completed the workforce reduction of 52 employees and the closure of the office in Dallas, Texas during the first quarter 2001, as well as the Salt Lake City office closure during the second quarter 2001. The following is a summary of the key elements of this plan:

                                                  WORKFORCE       RELOCATION OF      CLOSURE OF
                                                  REDUCTION      CORPORATE OFFICE   DALLAS OFFICE        TOTAL
                                                  ---------      ----------------   -------------        -----
            Number of employees ...........             52                36               2                90
            Leasehold improvements ........                           $1,000                            $1,000
            Severance cost ................         $2,940             2,352            $ 21             5,313
            Other costs related to leases..                              721              82               803
                                                    ------            ------            ----            ------
            Total cost ....................         $2,940            $4,073            $103            $7,116
                                                    ======            ======            ====            ======

      As of June 30, 2001, the remaining reserves related to severance costs and other costs related to leases are included in other accrued liabilities in the accompanying condensed consolidated balance sheet while the impairment related to leasehold improvements has been recorded as a reduction of the net property and equipment balance. Utilization of these reserves during the quarter ended June 30, 2001 is summarized below:

                                                                           UTILIZED
                                                   BALANCE          ------------------------            BALANCE
                                                   12/31/00         NON-CASH           CASH             6/30/01
              Leasehold improvements ........       $1,000              --                              $1,000
              Severance cost ................        3,254              --            $2,635               619
              Other costs related to leases..          803              --               277               526
                                                    ------            ----            ------            ------
              Total cost ....................       $5,057            $ --            $2,912            $2,145
                                                    ======            ====            ======            ======

      As of June 30, 2001, 52, 34 and 2 of the expected employee terminations had been completed of the workforce reduction, closure of the Salt Lake City and the closure of the Dallas offices respectively.

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

      On February 1, 2001, we amended the note agreements with another employee that was issued in connection with the sale of restricted stock in 1999 and 2000. Under the amended agreements, interest ceases to accrue, effective December 31, 2000, on one note with a principal balance of $1.6 million and another note with a principal balance of $7.0 million. Further, the notes were modified to remove the full recourse provisions and modify the pledge agreement. As a result of these modifications, the sale of stock for notes will now be accounted for as stock options and will be subject to variable accounting. Accordingly, changes in the fair value of the common stock in excess of the note balance will be recorded as compensation expense until the note is paid in full. In addition, interest income will not be recorded on these notes. In connection with this modification we recorded compensation expense of $6.0 million, in the first quarter of 2001.

      Because of the modifications of these employee notes, in the first quarter of 2001 another employee's 2000 stock purchase will be accounted for as stock options, subject to variable accounting. In addition, interest income will not be recorded on this note with a principal balance of $3.7 million.


5.    STOCK OPTION PLANS

      During the three month periods ended March 31,2001 and June 30, 2001, options to purchase 1,780 and 8,400 shares, respectively, at $483.13 per share were granted to employees. These options vest over five (5) years. During the same periods, options to purchase 4,114 and 138 shares, respectively, were forfeited due to employee terminations.


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

      During the first quarter of 2001, we entered into three additional interest rate derivative agreements with separate financial institutions. We use our interest rate derivatives to manage interest rate risk associated with future interest payments on variable rate borrowings under our Credit Facilities. Our interest rate derivative agreements are considered cash flow hedges and consisted of the following as of June 30, 2001 (dollars in millions):

                                     Notional               Variable         Fixed                Maturity
             Type                     Amount                 Rate*          Rate **                Dates
             ----                     ------                 -----          -------                -----
      Interest rate cap             $    128.0               LIBOR               10.00%          12/31/2003
      Interest rate cap                   30.0               LIBOR                7.25%          02/09/2004

      Interest rate collar                40.0               LIBOR        4.15% - 7.25%          02/13/2004
      Interest rate swap                  60.0               LIBOR                5.40%          02/13/2004

----------

*    Three-month LIBOR, as defined: 3.79% as of June 30, 2001

**   Strike for caps; floor and strike for collar

      The fair value of our interest rate derivative agreements is reported on our consolidated balance sheet at June 30, 2001 in other liabilities of approximately $617,000, and in other assets of approximately $86,000.


8.    OTHER INCOME

            Other Income for the three and six month periods ended June 30, 2001 includes the proceeds and assets received from a settlement with a potential new customer and other less significant items.


9.    RECENT ACCOUNTING PRONOUNCEMENT

            In July 2001 the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill.

      SFAS 142 requires the use of a non-amortization approach to account for all purchased goodwill and certain intangible assets. Under a non-amortization approach, goodwill and certain intangible assets will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in periods in which the recorded value of goodwill and certain intangible assets is more than its fair value. The provisions of SFAS 141 and SFAS 142 which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. We expect that the adoption of these accounting standards will have the impact of reducing Amortization of goodwill and certain intangible assets.

10.   SUBSEQUENT EVENT

      On July 16, 2001, we acquired 100% of the outstanding stock of Uniplast Holdings, Inc. for approximately $57 million, consisting of the assumption of approximately $40 million of debt and the issuance of shares of our common stock valued at approximately $16.8 million to the selling shareholders of Uniplast (of which 3,468 shares valued at approximately $1.7 million are subject to certain holdback arrangements and had not been delivered at closing). At the closing of the acquisition, we refinanced approximately $37 million of assumed debt with the proceeds from the July 16, 2001 private placement of $29 million of our preferred stock and preferred stock warrants and borrowings under our revolving credit facility. In connection with the Uniplast acquisition, we entered into an amendment of our credit facilities and incurred amendment fees of $1.4 million. We also incurred $0.5 million of legal and administrative expenses in connection with negotiating the amendment.

11.   OPERATING SEGMENTS

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

Segment profit or loss and segment assets as of and for the three months ended June 30, 2001 and 2000 are presented in the following table (in thousands):

                                            SPECIALTY        DESIGN        INDUSTRIAL        CORPORATE/
                                              FILMS         PRODUCTS          FILMS            OTHER             TOTAL
                                              -----         --------          -----            -----             -----
       JUNE 30, 2001
       Net sales to customers               $ 87,933        $ 55,513        $  60,123         $     --         $ 203,569
       Intersegment sales                      1,864           1,062            1,339           (4,265)               --
                                            --------        --------        ---------         --------         ---------
       Total net sales                        89,797          56,575           61,462           (4,265)          203,569
       Depreciation and amortization           2,958           2,862            1,937            3,881            11,638
       Interest expense                            6             846              (29)          18,242            19,065
       Segment profit (loss)                  20,030          11,659            9,444          (44,881)           (3,748)
       Segment total assets                  404,416         185,568          122,582           75,663           788,229
       Capital expenditures                    5,377           3,786            1,861            2,753            13,777

       JUNE 30, 2000
       Net sales to customers                 97,959          52,747           60,888               --           211,594
       Intersegment sales                      1,481           1,309            2,121           (4,911)               --
                                            --------        --------        ---------         --------         ---------
       Total net sales                        99,440          54,056           63,009           (4,911)          211,594
       Depreciation and amortization           2,803           2,223            1,846            2,661             9,533
       Interest expense                            6             891               87           13,306            14,290
       Segment profit (loss)                  17,358           5,230            9,328          (42,078)          (10,162)
       Segment total assets                  411,920         178,783          131,101           76,828           798,632
       Capital expenditures                    7,139           2,843            2,339            2,771            15,092

Segment profit or loss and segment assets as of and for the six months ended June 30, 2001 and 2000 are presented in the following table (in thousands):

                                           SPECIALTY         DESIGN        INDUSTRIAL        CORPORATE/
                                             FILMS          PRODUCTS          FILMS            OTHER             TOTAL
                                             -----          --------          -----            -----             -----
       JUNE 30, 2001
       Net sales to customers               $175,626        $108,882        $ 121,720         $     --         $ 406,228
       Intersegment sales                      4,133           3,066            2,878          (10,077)               --
                                            --------        --------        ---------         --------         ---------
       Total net sales                       179,759         111,948          124,598          (10,077)          406,228
       Depreciation and amortization           5,751           5,371            3,913            6,692            21,727
       Interest expense                           12           1,733              (58)          37,738            39,425
       Segment profit (loss)                  38,796          20,879           20,463          (90,919)          (10,781)
       Capital expenditures                   12,779           8,011            4,499            3,798            29,087

       JUNE 30, 2000
       Net sales to customers                205,247         106,149          120,704               --           432,100
       Intersegment sales                      3,163           2,777            3,732           (9,672)               --
                                            --------        --------        ---------         --------         ---------
       Total net sales                       208,410         108,926          124,436           (9,672)          432,100
       Depreciation and amortization           5,554           4,437            3,749            5,308            19,048
       Interest expense                           12           1,779              174           23,883            25,848
       Segment profit (loss)                  40,822          11,727           18,519          (77,530)           (6,462)
       Capital expenditures                   10,991           4,204            6,036            3,954            25,185

A reconciliation of the totals reported for the operating segments to our totals reported in the consolidated condensed financial statements is as follows (in thousands):

                                                               Three months ended
                                                                   June 30,
                                                                   --------
                                                             2001             2000
                                                             ----             ----
       PROFIT OR LOSS

       Total segment profit for reportable segments        $ 41,133         $ 31,916
                                                           --------         --------
       Unallocated Corporate expenses                       (26,639)         (27,346)
       Compensation and transaction costs related
            to recapitalization                                  --           (1,426)

       Interest expense                                     (18,242)         (13,306)
                                                           --------         --------
             Total Corporate/Other                          (44,881)         (42,078)
                                                           --------         --------
       Income (loss) before taxes                          $ (3,748)        $(10,162)
                                                           ========         ========

A reconciliation of the totals reported for the operating segments to our totals reported in the consolidated condensed financial statements is as follows (in thousands):

                                                               Six months ended
                                                                   June 30,
                                                                   --------
                                                             2001             2000
                                                             ----             ----
       PROFIT OR LOSS

       Total segment profit for reportable segments        $ 80,138         $ 71,068
                                                           --------         --------
       Unallocated Corporate expenses                       (46,148)         (47,021)
       Compensation and transaction costs related
            to recapitalization                                  --           (6,626)
       Stock-based compensation related to
            administrative employees                         (7,033)              --
       Interest expense                                     (37,738)         (23,883)
                                                           --------         --------
             Total Corporate/Other                          (90,919)         (77,530)
                                                           --------         --------
          Income (loss) before taxes                       $(10,781)        $ (6,462)
                                                           ========         ========


                                                          June 30,        June 30,
                                                            2001            2000
                                                            ----            ----
       ASSETS
       Total assets for reportable segments               $712,566        $721,804
       Intangible assets not allocated to segments          14,200          15,511
       Other unallocated assets                             61,463          61,317
                                                          --------        --------
             Total consolidated assets                    $788,229        $798,632
                                                          ========        ========


12.   CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

      The following condensed consolidating financial statements present, in separate columns, financial information for (i) Pliant (on a parent only basis), with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries (as specified in the Indenture, dated May 31, 2000 (the "Indenture") relating to Pliant's $220 million senior subordinated notes due 2010 (the "Notes")) on a combined basis, with any investments in non-guarantor subsidiaries specified in the Indenture recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for Pliant and its subsidiaries on a consolidated basis, and (v) Pliant on a consolidated basis, in each case as of June 30, 2001 and December 31, 2000 and for the three and six month periods ended June 30, 2001 and 2000. The Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary and each guarantor subsidiary is wholly owned, directly or indirectly, by Pliant. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to Pliant. The condensed consolidating financial statements are presented herein, rather than separate financial statements for each of the guarantor subsidiaries because management believes that separate financial statements relating to the guarantor subsidiaries are not material to investors. During the first quarter of 2001, our Blessings subsidiary was merged with and into Pliant. Accordingly, the former Blessings subsidiary is reflected as part of "Pliant Corporation Only" column for all periods presented.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2001 (IN THOUSANDS) (UNAUDITED)


                                                          Pliant          Combined      Combined                   Consolidated
                                                        Corporation      Guarantor    Non-Guarantor                  Pliant
                                                       (Parent Only)    Subsidiaries  Subsidiaries  Eliminations   Corporation
                                                       ------------     ------------  ------------  ------------   -----------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                             $      --      $      65      $   2,226      $      --      $   2,291
   Receivables - net                                        98,950          6,657         17,605             --        123,212
   Inventories                                              63,884          6,227          6,794             --         76,905
   Prepaid expenses and other                                2,122            136            988             --          3,246
   Income taxes receivable                                     915            (25)         2,014             --          2,904
   Deferred income taxes                                    12,952             38         (1,442)            --         11,548
                                                         ---------      ---------      ---------      ---------      ---------
        Total current assets                               178,823         13,098         28,185             --        220,106
PLANT AND EQUIPMENT - Net                                  278,963         14,059         43,939             --        336,961
INTANGIBLE ASSETS - Net                                    181,622          3,976         16,809             --        202,407
INVESTMENT IN SUBSIDIARIES                                  60,546             --             --        (60,546)            --
OTHER ASSETS                                                26,156             --          2,599             --         28,755
                                                         ---------      ---------      ---------      ---------      ---------
TOTAL ASSETS                                             $ 726,110      $  31,133      $  91,532      $ (60,546)     $ 788,229
                                                         =========      =========      =========      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
   Current portion of long-term debt                     $   6,796      $      --      $      --      $      --      $   6,796
   Trade accounts payable                                   88,615          3,279         14,271             --        106,165
   Accrued liabilities                                      38,886          1,216          3,770             --         43,872
   Due to (from) affiliates                                   (501)         8,838         (8,337)            --             --
                                                         ---------      ---------      ---------      ---------      ---------
        Total current liabilities                          133,796         13,333          9,704             --        156,833
LONG-TERM DEBT - Net of current portion                    651,241             --         35,000             --        686,241
OTHER LIABILITIES                                           34,233             --          1,442             --         35,675
DEFERRED INCOME TAXES                                       25,285            497          2,143             --         27,925
                                                         ---------      ---------      ---------      ---------      ---------
        Total liabilities                                  844,555         13,830         48,289             --        906,674
                                                         ---------      ---------      ---------      ---------      ---------

REDEEMABLE STOCK                                            97,333             --             --             --         97,333
                                                         ---------      ---------      ---------      ---------      ---------

STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock                                             87,627         14,020         29,241        (43,261)        87,627
   Warrants                                                 26,500             --             --             --         26,500
   Retained earnings accumulated (deficit)                (322,380)         3,294         18,878        (22,172)      (322,380)
   Stockholders' note receivable                              (594)            --             --             --           (594)
   Accumulated other comprehensive loss                     (6,931)           (11)        (4,876)         4,887         (6,931)
                                                         ---------      ---------      ---------      ---------      ---------
        Total stockholders' equity (deficit)              (216,010)        17,303         43,243        (60,546)      (215,778)
                                                         ---------      ---------      ---------      ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                                         $ 726,110      $  31,133      $  91,532      $ (60,546)     $ 788,229
                                                         =========      =========      =========      =========      =========

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2000 (IN THOUSANDS) (UNAUDITED)



                                                       PLIANT      COMBINED       COMBINED                     CONSOLIDATED
                                                    CORPORATION    GUARANTOR     NON-GUARANTOR                    PLIANT
                                                   (PARENT ONLY)  SUBSIDIARIES    SUBSIDIARIES  ELIMINATIONS   CORPORATION
                                                   ------------   ------------    ------------  ------------   -----------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                         $     459      $      10      $   2,591      $      --      $   3,060
   Receivables, net                                     90,670          4,966         19,422             --        115,058
   Inventories                                          64,884          6,983          7,284             --         79,151
   Prepaid expenses and other                            1,527             30            426             --          1,983
   Income taxes receivable                               1,885            (24)           897             --          2,758
   Deferred income taxes                                14,431             37         (1,476)            --         12,992
                                                     ---------      ---------      ---------                     ---------
        Total current assets                           173,856         12,002         29,144             --        215,002
PLANT AND EQUIPMENT, net                               268,739         16,538         47,806             --        333,083
INTANGIBLE ASSETS, net                                 185,727          2,482         17,661             --        205,870
INVESTMENT IN SUBSIDIARIES                              49,611             --             --        (49,611)            --
OTHER ASSETS                                            28,593             --          2,486             --         31,079
                                                     ---------      ---------      ---------      ---------      ---------
TOTAL ASSETS                                         $ 706,526      $  31,022      $  97,097      $ (49,611)     $ 785,034
                                                     =========      =========      =========      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
   Current portion of long-term debt                 $   8,312      $      --      $   1,050      $      --      $   9,362
    Trade accounts payable                              87,970          5,730         15,318             --        109,018
   Accrued liabilities                                  32,068          1,201          5,743             --         39,012
   Due to (from) affiliates                            (10,000)        13,442         (3,442)            --             --
                                                     ---------      ---------      ---------                     ---------
        Total current liabilities                      118,350         20,373         18,669             --        157,392
LONG-TERM DEBT, net of current portion                 642,976             --         35,055             --        678,031
OTHER LIABILITIES                                       24,200             --          1,557             --         25,757
DEFERRED INCOME TAXES                                   30,206            497          2,357             --         33,060
                                                     ---------      ---------      ---------                     ---------
        Total liabilities                              815,732         20,870         57,638             --        894,240
                                                     ---------      ---------      ---------                     ---------


REDEEMABLE  STOCK                                       96,805             --            --              --         96,805
                                                     ---------      ---------      ---------      ---------      ---------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock                                         87,989         14,020         29,241        (43,261)        87,989
   Warrants to purchase common stock                    26,500             --             --             --         26,500
   Retained earnings (accumulated deficit)            (312,414)        (3,857)        15,966        (12,109)      (312,414)
   Shareholder note receivable                            (825)            --             --             --           (825)
   Accumulated other comprehensive income (loss)        (7,261)           (11)        (5,748)         5,759         (7,261)
                                                     ---------      ---------      ---------      ---------      ---------
        Total stockholders' equity (deficit)           206,011)        10,152         39,459        (49,611)      (206,011)
                                                     ---------      ---------      ---------      ---------      ---------
TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY (DEFICIT)                 $ 706,526      $  31,022      $  97,097      $ (49,611)     $ 785,034
                                                     =========      =========      =========      =========      =========

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE THREE MONTHS ENDED JUNE 30, 2001 (IN THOUSANDS) (UNAUDITED)


                                        Pliant         Combined      Combined                    Consolidated
                                      Corporation      Guarantor   Non-Guarantor                   Pliant
                                     (Parent Only)   Subsidiaries   Subsidiaries  Eliminations   Corporation
                                     ------------    ------------   ------------  ------------   -----------

NET SALES                              $ 169,986      $   8,856     $  28,992      $  (4,265)     $ 203,569
COST OF SALES                            137,033          7,805        23,339         (4,265)       163,912
                                       ---------      ---------     ---------      ---------      ---------

GROSS PROFIT                              32,953          1,051         5,653             --         39,657
OPERATING EXPENSES                        26,434             90         2,693             --         29,217
                                       ---------      ---------     ---------      ---------      ---------

OPERATING INCOME                           6,519            961         2,960             --         10,440
INTEREST EXPENSE                         (18,219)            --          (846)            --        (19,065)
EQUITY IN EARNINGS OF SUBSIDIARIES         6,340             --            --         (6,340)            --
OTHER INCOME  (EXPENSE), Net                 703          4,444          (270)            --          4,877
                                       ---------      ---------     ---------      ---------      ---------

INCOME (LOSS) BEFORE INCOME TAXES         (4,657)         5,405         1,844         (6,340)        (3,748)
INCOME TAX PROVISION (BENEFIT)              (453)            --           909             --            456
                                       ---------      ---------     ---------      ---------      ---------

NET INCOME (LOSS)                      $  (4,436)     $   5,405     $     935      $  (6,340)     $  (4,204)
                                       =========      =========     =========      =========      =========

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE THREE MONTHS ENDED JUNE 30, 2000 (IN THOUSANDS) (UNAUDITED)


                                                   Pliant          Combined       Combined                    Consolidated
                                                 Corporation       Guarantor    Non-Guarantor                   Pliant
                                                (Parent Only)    Subsidiaries   Subsidiaries   Eliminations   Corporation
                                                ------------     ------------   ------------   ------------   -----------

NET SALES                                          $ 178,881      $   9,810      $  27,814      $  (4,911)     $ 211,594
COST OF SALES                                        148,677         10,010         21,572         (4,911)       175,348
                                                   ---------      ---------      ---------      ---------      ---------

 GROSS PROFIT                                         30,204           (200)         6,242             --         36,246
OPERATING EXPENSES                                    28,605             89          2,836             --         31,530
                                                   ---------      ---------      ---------      ---------      ---------

OPERATING INCOME (LOSS)                                1,599           (289)         3,406             --          4,716
INTEREST EXPENSE                                     (13,312)            --           (978)            --        (14,290)
EQUITY IN EARNINGS OF SUBSIDIARIES                     1,332             --             --         (1,332)            --
OTHER INCOME (EXPENSE), Net                             (791)            (6)           209             --           (588)
                                                   ---------      ---------      ---------      ---------      ---------

INCOME BEFORE INCOME TAXES
                        AND EXTRAORDINARY LOSS       (11,172)          (295)         2,637         (1,332)       (10,162)
INCOME TAX PROVISION (BENEFIT)                        (2,328)          (116)         1,126             --         (1,318)
                                                   ---------      ---------      ---------      ---------      ---------

NET INCOME (LOSS) BEFORE EXTRAORDINARY LOSS
                                                      (8,844)          (179)         1,511         (1,332)        (8,844)

EXTRAORDINARY LOSS (NET OF TAX)                      (11,250)            --             --             --        (11,250)
                                                   ---------      ---------      ---------      ---------      ---------

NET INCOME (LOSS)                                  $ (20,094)     $    (179)     $   1,511      $  (1,332)     $ (20,094)
                                                   =========      =========      =========      =========      =========

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE SIX MONTHS ENDED JUNE 30, 2001 (IN THOUSANDS) (UNAUDITED)


                                        Pliant        Combined       Combined                    Consolidated
                                      Corporation     Guarantor    Non-Guarantor                    Pliant
                                     (Parent Only)  Subsidiaries   Subsidiaries   Eliminations   Corporation
                                     ------------   ------------   ------------   ------------   -----------

NET SALES                              $ 340,924      $  18,415     $  56,966      $ (10,077)     $ 406,228
COST OF SALES                            274,259         15,693        44,733        (10,077)       324,608
                                       ---------      ---------     ---------      ---------      ---------

GROSS PROFIT                              66,665          2,722        12,233             --         81,620
OPERATING EXPENSES                        53,293            180         5,275             --         58,748
                                       ---------      ---------     ---------      ---------      ---------

OPERATING INCOME                          13,372          2,542         6,958             --         22,872
INTEREST EXPENSE                         (37,689)            --        (1,736)            --        (39,425)
EQUITY IN EARNINGS OF SUBSIDIARIES        10,213             --            --        (10,213)            --
OTHER INCOME , Net                         1,121          4,609            42             --          5,772
                                       ---------      ---------     ---------      ---------      ---------

INCOME (LOSS) BEFORE INCOME TAXES        (12,983)         7,151         5,264        (10,213)       (10,781)
INCOME TAX PROVISION (BENEFIT)            (4,055)            --         2,202             --         (1,853)
                                       ---------      ---------     ---------      ---------      ---------

NET INCOME (LOSS)                      $  (8,928)     $   7,151     $   3,062      $ (10,213)     $  (8,928)
                                       =========      =========     =========      =========      =========

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE SIX MONTHS ENDED JUNE 30, 2000 (IN THOUSANDS) (UNAUDITED)


                                                   Pliant          Combined       Combined                   Consolidated
                                                 Corporation       Guarantor   Non-Guarantor                    Pliant
                                                (Parent Only)    Subsidiaries   Subsidiaries   Eliminations   Corporation
                                                ------------     ------------   ------------   ------------   -----------

NET SALES                                          $ 365,140      $  21,603      $  53,029      $  (9,672)     $ 432,100
COST OF SALES                                        298,890         21,010         42,613         (9,672)       352,841
                                                   ---------      ---------      ---------      ---------      ---------

 GROSS PROFIT                                         66,250            593         12,416             --         79,259
OPERATING EXPENSES                                    53,813            180          5,722             --         59,715
                                                   ---------      ---------      ---------      ---------      ---------

OPERATING INCOME (LOSS)                               12,437            413          6,694             --         19,544
INTEREST EXPENSE                                     (23,894)             2         (1,956)            --        (25,848)
EQUITY IN EARNINGS OF SUBSIDIARIES                     3,246             --             --         (3,246)            --
OTHER INCOME (EXPENSE), Net                             (736)           (18)           596             --           (158)
                                                   ---------      ---------      ---------      ---------      ---------

INCOME(LOSS) BEFORE INCOME TAXES
                        AND EXTRAORDINARY LOSS        (8,947)           397          5,334         (3,246)        (6,462)
INCOME TAX PROVISION (BENEFIT)                        (1,504)           160          2,325             --            981
                                                   ---------      ---------      ---------      ---------      ---------

NET INCOME (LOSS) BEFORE EXTRAORDINARY LOSS
                                                      (7,443)           237          3,009         (3,246)        (7,443)

EXTRAORDINARY LOSS (NET OF TAX)                      (11,250)            --             --             --        (11,250)
                                                   ---------      ---------      ---------      ---------      ---------

NET INCOME (LOSS)                                  $ (18,693)     $     237      $   3,009      $  (3,246)     $ (18,693)
                                                   =========      =========      =========      =========      =========

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2001 (IN THOUSANDS) (UNAUDITED)



                                                                  Pliant        Combined       Combined                 Consolidated
                                                                Corporation     Guarantor   Non-Guarantor                  Pliant
                                                               (Parent Only)  Subsidiaries   Subsidiaries  Eliminations  Corporation
                                                               -------------  ------------   ------------  ------------ ------------
CASH FLOWS PROVIDED BY (USED IN)
     OPERATING ACTIVITIES                                         $ 16,123      $ (1,960)     $   (654)           --      $ 13,509
                                                                  --------      --------      --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of assets                                      2,966         4,948            --            --         7,914
   Capital expenditures for plant and equipment                    (25,261)       (2,135)       (1,691)           --       (29,087)
                                                                  --------      --------      --------      --------      --------
        Net cash (used in) provided by investing activities
                                                                   (22,295)        2,813        (1,691)           --       (21,173)
                                                                  --------      --------      --------      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Receipt/payment of dividends                                        150            --          (150)           --            --
   Net proceeds from issuance of common stock and net change
     in related stockholders' notes receivables
                                                                        45                                                      45
   Borrowings on  long-term debt                                     6,749            --         1,219            --         7,968
                                                                  --------      --------      --------      --------      --------
      Net cash provided by financing
      activities                                                     6,944            --         1,069            --         8,013
                                                                  --------      --------      --------      --------      --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS
                                                                    (1,231)         (798)          911            --        (1,118)
                                                                  --------      --------      --------      --------      --------

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                              (459)           55          (365)           --          (769)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD
                                                                       459            10         2,591            --         3,060
                                                                  --------      --------      --------      --------      --------

CASH AND CASH EQUIVALENTS AT
    END OF THE PERIOD                                             $     --      $     65      $  2,226      $     --      $  2,291
                                                                  ========      ========      ========      ========      ========

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2000 (IN THOUSANDS) (UNAUDITED)


                                                                Pliant        Combined        Combined                  Consolidated
                                                              Corporation     Guarantor    Non-Guarantor                  Pliant
                                                              Parent Only   Subsidiaries    Subsidiaries  Eliminations  Corporation
                                                              -----------   ------------    ------------  ------------  -----------
CASH FLOWS PROVIDED BY
     OPERATING ACTIVITIES                                       $   4,513     $   3,691     $   8,073      $      --     $  16,277
                                                                ---------     ---------     ---------      ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures for plant and equipment                   (22,471)         (969)       (1,745)            --       (25,185)
                                                                ---------     ---------     ---------      ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of capitalized loan fees                               (21,317)           --            --             --       (21,317)
   Payment of fees from tender offer                              (10,055)           --            --             --       (10,055)
   Redemption of common stock                                    (314,034)           --            --             --      (314,034)
   Net proceeds from issuance of stock and net change in
      related stockholder notes receivable                        161,161            --            --             --       161,161
   Principal payments to and proceeds from long-term debt         198,413            --        (1,907)            --       196,506
                                                                 --------     ---------     ---------      ---------     ---------
      Net cash provided by/(used in) financing
      Activities                                                   14,168            --        (1,907)            --        12,261
                                                                ---------     ---------     ---------      ---------     ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS         (488)       (3,279)         (745)            --        (1,233)
                                                                ---------     ---------     ---------      ---------     ---------

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                             (999)         (557)        3,676             --         2,120

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                1,231           517         7,349             --         9,097
                                                                ---------     ---------     ---------      ---------     ---------

CASH AND CASH EQUIVALENTS AT
    END OF THE PERIOD                                           $     232     $     (40)    $  11,025      $      --     $  11,217
                                                                =========     =========     =========      =========     =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 10-K") and our Registration Statement on Form S-1 (file No. 333-65754). This section contains certain forward-looking statements within the meanings of federal securities laws that involve risks and uncertainties, including statements regarding our plans, objectives, goals, strategies and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under "Cautionary Statement for Forward-Looking Information" below and elsewhere in this report.

GENERAL

We generate our revenues, earnings and cash flows from the sale of film and flexible packaging products throughout the world. We manufacture these products at 26 facilities located in North America, Central America, Europe and Australia. Our annual sales have grown primarily as a result of strategic acquisitions made over the past several years, increased levels of production at acquired facilities, return on capital expenditures and the overall growth in the markets for film and flexible packaging products.

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

On August 13, 2001, approximately 53.0% of our total common stock was owned by an affiliate of J.P. Morgan Partners, LLC, approximately 9.9% of our total common stock was owned by certain other institutional investors and approximately 37.1% of our total common stock was owned collectively by the Trust and the Management Investors. J.P. Morgan Partners, LLC owns our common stock through its Flexible Film, LLC subsidiary and owns our preferred stock through its Southwest Industrial Films, LLC subsidiary.

The Recapitalization constituted a "change of control" under the provisions of our long-term incentive plans ("LTIP"). Upon a change of control, all participants in the LTIP fully vest and all amounts due to the participants were payable within 90 days. As a result, we accrued $5.0 million of compensation expense in the three months ended March 31, 2000 relating to the vesting under the LTIP. In addition, we incurred $0.2 million of fees and expenses in connection with the Recapitalization in the three months ended March 31, 2000. Both the LTIP compensation expense and these fees and expenses are included in "compensation and transaction costs related to recapitalization" in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2000.


RESULTS OF OPERATIONS

The following table sets forth net sales, operating expenses, and operating income and such amounts as a percentage of net sales, for the three and six months ended June 30, 2001 and 2000 (dollars in millions).

                                 Three Months Ended June 30                    Six Months Ended June 30
                                 --------------------------                    ------------------------
                                 2001                  2000                   2001                  2000
                                 -----                 ----                   ----                  -----
                                       % of                % of                     % of                   % of
                              $       Sales        $       Sales           $        Sales       $         Sales
                           ------     -----      ------    -----        ------      -----     ------      -----

Net Sales                  $203.6     100.0%     $211.6    100.0%       $406.2      100.0%    $432.1      100.0%
Cost of sales               164.0      80.6       175.3     82.9         324.6       79.9      352.9       81.6
                           ------     -----      ------    -----        ------      -----     ------      -----
Gross profit                 39.6      19.4        36.2     17.1          81.6       20.1       79.2       18.3
Total operating expenses     29.2      14.4        31.5     14.9          58.7       14.5       59.7       13.8
                           ------     -----      ------    -----        ------      -----     ------      -----
Operating income           $ 10.4       5.0%      $ 4.7      2.2%        $22.9        5.6%     $19.5        4.5%
                           ======       ===       =====      ===         =====        ===      =====        ===

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

Net Sales

Net sales decreased by $8 million or 3.8%, from $211.6 million for the three months end June 30, 2000 to $203.6 million for the three months ended June 30, 2001.The decrease was primarily due to a 6.6% decrease in our average selling prices partially offset by an increase in sales volume of .5%. In the markets we serve, the average selling price of our products generally increases or decreases as the price of resins, our primary raw material, increases or decreases. Average resin prices were lower during the second quarter of 2001 compared to the second quarter of 2000 resulting in a decrease in our average selling prices.

Gross Profit

Gross profit increased by $3.4 million, or 9.4%, from $36.2 million for the three months ended June 30, 2000, to $39.6 million for the three months ended June 30, 2001. The increase was primarily due to higher gross margins and the effect of higher sales volumes.

Total Operating Expenses

Total operating expenses decreased by $2.3 million, or 7.3%, from $31.5 million for the second quarter of 2000 to $29.2 million for the second quarter ended June 30, 2001. The most significant items contributing to this decrease were a $4.8 million reduction in fees paid to consultants relating to a company-wide supply chain improvement initiative and compensation and transaction costs of $1.4 million related to the recapitalization in May 2000 recorded in the second quarter of 2000 partially off set by plant and office closing costs of $ 1.7 million recorded in the second quarter of 2001 , higher depreciation expenses in the second quarter 2001 of $1.3 million due to new computer systems and the effects of higher sales commissions and higher research development spending.

Operating Income

Operating income increased by $5.7 million, or 121%, from $4.7 million for the second quarter of 2000 to $10.4 million for the second quarter ended June 30, 2001, due to the factors discussed above.

Interest Expense

Interest expense increased by $4.8 million, or 33.6%, from $14.3 million for the second quarter of 2000, to $19.1 million for the second quarter ended June 30, 2001. As a result of the financing for the May 31, 2000 recapitalization, interest expense increased significantly compared to the prior year.


Other Income (Expense)

Other income (expense) changed from expense of $0.6 million for the second quarter ended June 30, 2000, to income of $4.9 million for the second quarter ended June 30, 2001, an increase in income of $5.5 million. The increase was primarily due to the proceeds and assets received from a settlement with a potential new customer and other less significant items.


SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

Net Sales

Net sales decreased by $25.9 million or 6%, from $432.1 million for the six months ended June 30, 2000 to $406.2 million for the six months ended June 30, 2001. The decrease was primarily due to a 1.5% decrease in sales volume and a 6.6% decrease in our average selling prices. In the markets we serve, the average selling price of our products generally increases or decreases as the price of resins, our primary raw material, increases or decreases. Average resin prices were lower during the first six months of 2001 compared to the same period in 2000 resulting in a decrease in our average selling prices.

Gross Profit

Gross profit increased by $2.4 million, or 3%, from $79.2 million for the six months ended June 30, 2000, to $81.6 million for the six months ended June 30, 2001. The increase was primarily due to the effect of higher gross margins, partially offset by lower gross profits due to lower sales volumes.

Total Operating Expenses

Total operating expenses decreased by $1 million, or 1.7%, from $59.7 million for the first six months of 2000 to $58.7 million for the six months ended June 30, 2001. The most significant items contributing to this decrease were a $6.1 million reduction in fees paid to consultants relating to a company-wide supply chain improvement initiative and compensation and transaction costs of $6.6 million related to the recapitalization in May 2000 recorded in the six months ended June 30, 2000 partially off set by stock based compensation related to administrative employees of $7 million recorded in the six months ended June 30, 2001, plant and office closing costs of $ 3.3 million recorded in the six months ended June 30, 2001,higher depreciation expenses in the six months ended June 30, 2001 of $1.3 million due to new computer systems and higher research and development spending.

Operating Income

Operating income increased by $3.4 million, or 17.4%, from $19.5 million for the six months ended June 30, 2000 to $22.9 million for the six months ended June 30, 2001, due to the factors discussed above.

Interest Expense

Interest expense increased by $13.6 million, or 52.7%, from $25.8 million for the six months ended June 30, 2000, to $39.4 million for the six months ended June 30, 2001. As a result of the financing for the May 31, 2000 recapitalization, interest expense increased significantly compared to the prior year.

Other Income (Expense)

Other income (expense) changed from expense of $0.2 million for the six months ended June 30, 2000, to income of $5.8 million for the six months ended June 30, 2001, an increase in income of $6.0 million. The increase was primarily due to the proceeds and assets received from a settlement with a potential new customer and other less significant items.


OPERATING SEGMENT REVIEW

    General. Operating segments are components of our company for which separate financial information is available that is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing performance. For more information on our operating segments see Note 11 to the unaudited condensed consolidated financial statements.


THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2000


Specialty Films

  Net Sales. The net sales of our specialty films segment decreased $10.1 million, or 10.3%, from $98.0 million for the three months ended June 30, 2000 to $87.9 million for the three months ended June 30, 2001. The decrease was primarily due to a 7.4% decrease in sales volume and a 4.8% decrease in our average selling prices. The volume decrease was primarily due to the insourcing of a specific product by one of our most significant customers. Excluding the effect of this product the sales volume increased 4.8% for the second quarter of 2001 as compared to the same period in 2000. Selling prices decreased principally due to the effects of a decrease in resin prices.

  Segment Profit. The specialty films segment profit increase $2.6 million, or 15%, from $17.4 million for the three months ended June 30, 2000 to $20.0 million for the three months ended June 30, 2001. The increase was primarily due to increased gross margin partially offset by the effects of lower sales volumes.

  Segment Total Assets. The specialty films segment total assets decreased $7.5 million, or 1.8% from $411.9 million as of June 30, 2000 to $404.4 million as of June 30, 2001. The decrease was principally due to the write-down of fixed assets at the Harrington , Delaware facility as plant closing costs. In addition, capital expenditures for capacity expansions were partially offset by depreciation expenses.

Design Products

  Net Sales. The net sales of our design products segment increased $2.8 million, or 5.3%, from $52.7 million for the three months ended June 30, 2000 to $55.5 million for the three months ended June 30, 2001. This increase was primarily due to a 12.2% increase in sales volume partially off set by a 8.3% decrease in our average selling prices. The increase in sales volume was primarily due to growth of new product lines. Selling prices decreased primarily due to the effects of a decrease in resin prices and a change in product mix.

  Segment Profit. The design products segment profit increased $6.5 million, or 125% , from $5.2 million for the three months ended June 30, 2000 to $11.7 million for the three months ended June 30, 2001. This increase was principally due to a settlement with a potential customer during the second quarter of 2001. In addition, segment profits were favorably affected by higher sales volumes and lower conversion costs.


  Segment Total Assets. The design products segment total assets increased $6.8 million, or 3.8%, from $178.8 million as of June 30, 2000 to $ 185.6 million as of June 30, 2001. Capital expenditures for capacity additions were partially offset by depreciation expenses.




Industrial Films

   Net Sales. The net sales in our industrial films segment decreased $0.8 million, or 1.3%, from $60.9 million for the three months ended June 30, 2000 to $60.1 million for the three months ended June 30, 2001. The effect of an increase in sales volume of 4.9% was more than offset by the effect of a 9% decrease in selling prices. Selling prices decreased due the effects of a decrease in resin prices and a change in sales mix.


  Segment Profit. The industrial films segment profit remained stable at approximately $9.3 to 9.4 million.

  Segment Total Assets. The industrial films segment total assets decreased $8.5 million, or 6.5% from $131.1 million as June 30, 2000 to $122.6 million as of June 30, 2001. The decrease was primarily due to the write-down of fixed assets at our Birmingham, Alabama facility to plant closing costs. In addition, capital expenditures for maintenance of business were offset by depreciation expenses.

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate expenses decreased $0.7 million or 2.6% from $27.3 million, for the three months ended June 30, 2000 to $26.6 million for the three months ended June 30, 2001. The most significant items contributing to this decrease were a $4.8 million reduction in fees paid to consultants relating to a company-wide supply chain improvement initiative , partially off set by plant and office closing costs of $ 1.7 million recorded in the second quarter of 2001 and higher depreciation expenses in the second quarter 2001 of $1.3 million due to new computer systems and the effect of higher research development spending.



SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2000


Specialty Films

  Net Sales. The net sales of our specialty films segment decreased $29.6 million, or 14.4%, from $205.2 million for the six months ended 2000 to $175.6 million for the six months ended June 30, 2001. The decrease was primarily due to a 11.3% decrease in sales volume and a 5.6% decrease in our average selling prices. The volume decrease was primarily due to the insourcing of a specific product by one of our most significant customers. Excluding the effect of this product the sales volume decreased 5.1% for the six months ended June 30, 2001 as compared to the same period in 2000. Selling prices decreased principally due to the effect of a decrease in resin prices.

  Segment Profit. The specialty film segment profit decreased $2 million, or 4.9%, from $40.8 million for the six months ended June 30, 2000 to $38.8 million for the six months ended June 30, 2001. This decrease was principally due to the decrease in sales volume partially offset by an increase in gross margin.



Design Products

  Net Sales. The net sales of our design products segment increased $2.8 million, or 2.6%, from $106.1 million for the six months ended June 30, 2000 to $108.9 million for the six months ended June 30, 2001. This increase was primarily due to a 9.3% increase in sales volume partially off set by a 8.0% decrease in selling prices. The increase in sales volume was primarily due to growth of new product lines. Selling prices decreased primarily due to the effects of a decrease in resin prices and a change in product mix.

   Segment Profit. The design products segment profit increased $9.2 million, or 78.6%, from $11.7 million for the six months ended June 30, 2000 to $20.9 million for the six months ended June 30, 2001. This increase was principally due to a settlement with a potential customer during the second quarter of 2001. In addition, segment profits were favorably affected by higher sales volumes and lower conversion costs.



Industrial Films

  Net Sales. The net sales in our industrial films segment increased $1.0 million, or .8%, from $120.7 million for the six months ended June 30, 2000 to $121.7 million for the six months ended June 30, 2001. An increase in sales volume of 6.1% was offset by a 8% decrease in selling prices. Selling prices decreased due to the effect of a decrease in resin prices and a change in sales mix.


  Segment Profit. The design products segment profit increased $2.0 million, or 10.8%, from $18.5 million for the six months ended June 30, 2000 to $20.5 million for the six months ended June 30, 2001 principally due to the effects of an increase in sales volume and gross margin.


UNALLOCATED CORPORATE EXPENSES

  Unallocated corporate expenses decreased $0.9 million or 1.9% from $47 million for six months ended June 30, 2000 to $46.1 million for the six months ended June 30, 2001. The most significant items contributing to this decrease were a $6.1 million reduction in fees paid to consultants relating to a company-wide supply chain improvement initiative, partially off set by plant and office closing costs of $ 3.3 million recorded in the six months ended June 30, 2001 and higher depreciation expenses in the six months ended June 30, 2001 of $1.3 million due to new computer systems and higher research and development spending.


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

Effective September 30, 2000, we entered into an amendment of our New Credit Facilities. The amendment modified certain financial covenants contained in the New Credit Facilities, including the leverage and interest coverage ratios and the permitted amount of capital expenditures. We were in compliance with the amended covenants of our New Credit Facilities as of June 30, 2001.

On July 16, 2001, we acquired 100% of the outstanding stock of Uniplast Holdings Inc. for approximately $57 million, consisting of the assumption of approximately $40 million of debt and the issuance of shares of our common stock valued at approximately $16.8 million to the selling shareholders of Uniplast (of which 3,468 shares valued at approximately $1.7 million are subject to certain holdback arrangements and had not been delivered at closing). At the closing of the acquisition, we refinanced approximately $37 million of assumed debt with the proceeds from the July 16,2001 private placement of $29 million of our preferred stock and preferred stock warrants and borrowings under our Revolving credit facility. In connection with the Uniplast acquisition, we entered into an amendment of our New Credit Facilities and incurred amendment fees of $1.4 million. We also incurred $0.5 million of legal and administrative expenses in connection with negotiating the amendment.

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


Net Cash Provided by Operating Activities

Net cash provided by operating activities was $13.5 million for the six months ended June 30, 2001, a decrease of $2.8 million, or 17.2%, from the same period in 2000. The decrease resulted primarily from changes in working capital partially offset by an increase in operating income.


Net Cash Used in Investing Activities

Net cash used in investing activities was $21.2 million for the six months ended June 30, 2001, compared to $25.2 million for the same period in 2000. Capital expenditures were $29.1 million and $25.2 million for the six months ended June 30, 2001 and 2000 respectively. Capital expenditures in both periods were primarily for major expansion projects in all of our product lines, for upgrading our information systems, and for several new and carryover maintenance projects throughout our company. We expect capital expenditures to decline over the next few quarters. In 2001, we received $7.9 million as part of a sale-leaseback transaction of newly-acquired machinery and equipment.


Net Cash Provided By Financing Activities

Net cash provided by financing activities was $8.0 million for the six months ended June 30, 2001, compared to $12.3 million for the same period in 2000. The activity for the six months ended June 30, 2001 primarily represented principal payments and revolving debt borrowings on the New Credit Facilities. In 2001, we prepaid $8.0 million of principal on our term loans under the New Credit Facilities. The activity for the six months ended June 30, 2000 represented payments and borrowings on the Prior and New Credit Facilities and the financing transactions related to the 2000 Recapitalization.


Liquidity

As of June 30, 2001, we had approximately $63.3 million of working capital and approximately $78.8 million available under our $100.0 million Revolving Credit Facility. We had $4.2 million of letters of credit issued, which reduces the amount available for borrowings under our Revolving Credit Facility. As of June 30, 2001, the debt under the New Credit Facilities bore interest at a weighted average rate of 9.30%.

As of June 30, 2001, we had $2.3 million in cash and cash equivalents, of which the majority was held by our foreign subsidiaries. The effective tax rate of repatriating this money and future foreign earnings to the United States varies from approximately 25% to 45%, depending on various U.S. and foreign tax factors, including each foreign subsidiary's country of incorporation. High effective repatriation tax rates may limit our ability to access cash and cash equivalents generated by our foreign operations for use in our United States operations, including to pay principal, premium, if any, and interest on the Notes and the New Credit Facilities. For the six months ended June 30, 2001, our foreign operations generated net income from continuing operations of approximately $3.1 million.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. The following risks and uncertainties, together with those discussed in our Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on August 10,2001, are among the factors that could cause our actual results to differ materially from the forward-looking statements. There may be other factors, including those discussed elsewhere in this report, that may cause our actual results to differ materially from the forward-looking statements. Any forward-looking statements should be considered in light of these factors.

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

As a result of the mandatory redemption features, the carrying value of the Preferred Stock is increased each quarter to reflect accretion towards the $100.0 million redemption value at May 31, 2011, excluding accumulated dividends. The accretion for the six months ended June 30, 2001 was $ 0.8 million. As of June 30, 2001, we have accrued dividends of approximately $16.1 million, which are included in other long-term liabilities.

                           PART II. OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

On April 20, 2001, we were informed by a potential new customer that they would not be going forward with their project with us. We entered into a settlement agreement with this potential customer effective in the second quarter of 2001.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



         (a) Exhibits:

             Exhibit No.            Exhibit

             10.1           Amendment No. 1 dated as of April 1, 2001 to the Pledge Agreement dated as of May 31, 2000, among Pliant Corporation and Jack E.
                            Knott (incorporated by reference to Exhibit 10.36 to Post -
                            Effective Amendment No.2 to Pliant Corporation's Registration
                            Statement on Form S-4(File No. 333-42008)).


         (b) Reports on Form 8-K:

             We filed a current report on Form 8-K dated June 18, 2001 to announce our agreement to acquire all of the outstanding shares of Uniplast Holdings Inc.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PLIANT CORPORATION



                                     /s/  Brian E. Johnson
                                     ------------------------------------------
                                     BRIAN E. JOHNSON
                                     Executive Vice President and
                                     Chief Financial Officer
                                     (Authorized Signatory and
                                     Principal Financial and Accounting Officer)


Date:   August 13, 2001