Form 10-Q
period 2001-09-30
PLIANT CORP
filed 2001-11-13
CIK 1049442

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    --------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 2001

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the transition period from ___________ to __________


                        Commission file number 333-40067


                               PLIANT CORPORATION
             (Exact name of registrant as specified in its charter)


           Utah                                       87-0496065
-----------------------------------         --------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On November 12, 2001, there were 598,943 outstanding shares of the registrant's Common Stock.

===============================================================================

PLIANT CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS



                                                                                                  PAGE
                                                                                                  -----
PART I. FINANCIAL INFORMATION

       ITEM 1. FINANCIAL STATEMENTS
           CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2001 AND
           DECEMBER 31, 2000                                                                        3

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTH
           PERIODS ENDED SEPTEMBER 30, 2001 AND 2000                                                4

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
           SEPTEMBER 30, 2001 AND 2000                                                              5

           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY(DEFICIT) FOR THE
           NINE MONTHS ENDED SEPTEMBER 30, 2001                                                     6

           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                 7

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS                                                               25

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                          34

PART II. OTHER INFORMATION

       ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                                           35

       ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                    35

PART I.  FINANCIAL INFORMATION
-------------------------------
ITEM 1.  FINANCIAL STATEMENTS

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
(DOLLARS IN THOUSANDS) (UNAUDITED)


                                                                                   September 30,        December 31,
                                                                                       2001                 2000
                                                                                   -------------        ------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                       $    3,766         $      3,060
     Receivables, net of allowances of $4,096 and $2,166, respectively                  135,411              115,058
     Inventories                                                                         80,228               79,151
     Prepaid expenses and other                                                           3,638                1,983
     Income taxes receivable                                                                737                2,758
     Deferred income taxes                                                               12,832               12,992
                                                                                     ----------         ------------
         Total current assets                                                           236,612              215,002
PROPERTY, PLANT AND EQUIPMENT, net                                                      362,288              333,083
INTANGIBLE ASSETS, net                                                                  234,362              205,870
OTHER ASSETS                                                                             30,500               31,079
                                                                                     ----------         ------------
TOTAL ASSETS                                                                         $  863,762         $    785,034
                                                                                     ==========         ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
     Current portion of long-term debt                                                $  15,713         $      9,362
     Trade accounts payable                                                             107,212              109,018
     Accrued liabilities                                                                 54,515               39,012
                                                                                     ----------         ------------
         Total current liabilities                                                      177,440              157,392
LONG-TERM DEBT, net of current portion                                                  686,620              678,031
OTHER LIABILITIES                                                                        19,704               17,385
DEFERRED INCOME TAXES                                                                    31,928               33,060
                                                                                     ----------         ------------
         Total liabilities                                                              915,692              894,240
                                                                                     ----------         ------------

REDEEMABLE PREFERRED STOCK - 200,000 shares authorized, 130,983 shares outstanding and designated as Series A, no par value, with a redemption and liquidation value of $1,000 per share
                                                                                        120,501               88,721
                                                                                     ----------

REDEEMABLE COMMON STOCK - no par value; 60,000 shares authorized; 53,996 shares outstanding as of September 30, 2001 and 57,121 outstanding  as of
     December 31, 2000, net of related stockholders' notes receivable of
     $12,875 at September 30, 2001 and $14,551 at December 31, 2000                      16,623               16,456
                                                                                     ----------         ------------
Minority Interest                                                                           357
                                                                                     ----------
STOCKHOLDERS' DEFICIT:
     Common stock - no par value; 10,000,000 shares authorized, 544,947 shares
         Outstanding at September 30, 2001 and 510,674 at December 31, 2000             104,387               87,989
     Warrants                                                                            38,852               26,500
     Accumulated deficit                                                               (320,728)            (312,414)
     Stockholders' notes receivable                                                        (605)                (825)
     Accumulated other comprehensive income                                             (11,317)              (7,261)
                                                                                     ----------         ------------
         Total stockholders' deficit                                                   (189,411)            (206,011)
                                                                                     ----------         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                          $  863,762         $    785,034
                                                                                     ==========         ============

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(IN THOUSANDS) (UNAUDITED)


                                                                  Three Months Ended                     Nine Months Ended
                                                                     September 30,                         September 30,
                                                           ----------------------------------    ----------------------------------
                                                               2001                2000               2001               2000
                                                           --------------     ---------------    ---------------     --------------

NET SALES                                                   $  220,350         $  210,795         $  626,578          $  642,895
COST OF SALES                                                  173,889            176,539            498,497             529,380
                                                           -----------         ----------         ----------          ----------
     Gross profit                                               46,461             34,256            128,081             113,515
                                                           -----------         ----------         ----------          ----------

OPERATING EXPENSES:
     Sales, General, and Administrative                         21,971             18,207             68,803              66,998
     Research and development                                    2,431              2,155              7,314               6,453
     Stock-based compensation related to
           administrative employees                                  -                  -              7,033                   -
     Compensation and transaction costs
           related to recapitalization                               -              2,405                  -               9,031
     Plant closing costs                                        (7,502)                 -             (7,502)                  -
                                                           -----------         ----------         ----------          ----------
         Total operating expenses                               16,900             22,767             75,648              82,482
                                                           -----------         ----------         ----------          ----------
OPERATING INCOME                                                29,561             11,489             52,433              31,033
INTEREST EXPENSE                                               (18,877)           (21,087)           (58,302)            (46,935)
OTHER INCOME(EXPENSE)  - Net                                       882                (25)             6,654                (183)
                                                           -----------         ----------         ----------          ----------
INCOME(LOSS) BEFORE INCOME TAXES
         AND EXTRAORDINARY LOSS                                 11,566             (9,623)               785             (16,085)
INCOME TAX PROVISION (BENEFIT)                                   4,704             (3,083)             2,851              (2,102)
                                                           -----------         ----------         ----------          ----------
INCOME(LOSS) BEFORE
         EXTRAORDINARY (LOSS)                                    6,862             (6,540)            (2,066)            (13,983)
EXTRAORDINARY (LOSS)
         (net of income taxes)                                       -                  -                  -             (11,250)
                                                           -----------         ----------         ----------          ----------
NET INCOME(LOSS)                                            $    6,862         $   (6,540)        $   (2,066)         $  (25,233)
                                                           ===========         ==========         ==========          ==========



See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE  MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(IN THOUSANDS) (UNAUDITED)


                                                                                           2001              2000
                                                                                       -----------        -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net  income(loss)                                                                $   (2,066)         $  (25,233)
     Adjustments to reconcile net loss to net cash
       provided by operating activities:
         Depreciation and amortization                                                    34,052              28,707
         Deferred income taxes                                                             1,517              (4,209)
         Reduction in provision for losses on accounts receivable                              -                (752)
         Non-cash compensation expense                                                     7,033               1,223
         (Gain)/loss on disposal of assets                                                  (349)                474
         Plant closing costs                                                              (7,502)                  -
         Extraordinary loss                                                                    -              11,250
         Changes in assets and liabilities, net of assets acquired and liabilities assumed :
              Receivables                                                                (12,742)                313
              Inventories                                                                  5,969                (487)
              Prepaid expenses and other                                                  (1,263)             (1,377)
              Intangible Assets and Other assets                                             974               2,181
              Trade accounts payable                                                      (9,319)             28,482
              Income taxes payable/receivable                                              2,149              (1,909)
              Accrued liabilities                                                          7,676              10,120
              Due to affiliates                                                                -              (4,715)
              Other liabilities                                                              276               4,479
                                                                                      ----------          ----------
                  Net cash provided by operating activities                               23,371              48,547
                                                                                      ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of assets                                                          7,914                   -
     Uniplast  acquisition, net of cash                                                  (55,531)                  -
     Capital expenditures for plant and equipment                                        (40,027)            (40,080)
                                                                                      ----------          ----------
                  Net cash used in investing activities                                  (87,644)            (40,080)
                                                                                      ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of capitalized loan fees                                                     (1,932)            (21,928)
     Payment of fees from tender offer                                                         -             (10,055)
     Redemption of common stock                                                                -            (314,034)
     Net proceeds from issuance of common and preferred stock and net change
       in related common stockholders' notes receivables                                  47,636             161,255
     New borrowings/principal payments on long-term debt                                  14,940            (517,494)
     Proceeds from issuance of long term debt                                                                699,508
     Minority Investment                                                                     357                   -
                                                                                      ----------          ----------
                  Net cash provided by (used in)financing activities                      61,001              (2,748)
                                                                                      ----------          ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                               3,978              (1,624)
                                                                                      ----------          ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         706               4,095
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD                                         3,060               9,097
                                                                                      ----------          ----------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD                                          $    3,766          $   13,192
                                                                                      ==========          ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Cash paid (received) during the period for:
         Interest                                                                     $   41,949           $  34,661
         Income taxes                                                                 $   (1,465)          $     986
     Other non-cash disclosure:
         Preferred dividends accrued but not paid                                     $   12,641           $   4,668


See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
(IN THOUSANDS) (UNAUDITED)


                                                                                                       ACCUMULATED
                                       COMMON STOCK       WARRANTS                    STOCKHOLDERS'       OTHER
                                   -------------------   TO PURCHASE    ACCUMULATED       NOTES       COMPREHENSIVE
                                   SHARES      AMOUNT   COMMON STOCK      DEFICIT      RECEIVABLE        INCOME         TOTAL
                                  --------    --------  ------------    -----------  --------------   -------------  -----------
BALANCE, DECEMBER 31, 2000            511     $87,989      $26,500      $(312,414)      $(825)        $(7,261)        $(206,011)

Net loss                                -           -            -         (2,066)          -               -            (2,066)

Stock-based compensation
    related to administrative
    employees                           -           -            -          7,033           -               -             7,033

Fair value change in interest
   rate derivatives classified
   as cash flow hedges                  -           -            -              -           -         (3,417)            (3,417)


Preferred stock dividend and
    Accretion                           -           -            -        (13,281)          -              -            (13,281)

Issuance of stock as a result
   of Uniplast acquisition             35      16,760            -              -           -              -             16,760
Issuance of warrants with
   preferred stock as a result
   of the Uniplast acquisition          -           -       11,555              -           -              -             11,555
Issuance of warrants with
   preferred stock purchased
   by employees                         -           -          797              -           -              -                797
Repurchase of common stock and
    cancellation of notes from
    management                         (1)       (362)           -              -         251              -               (111)

Amortization of discount on
    stockholder's note receivable       -           -            -              -         (31)             -                (31)

Foreign currency transaction                                                                            (639)              (639)
    Adjustment                          -           -            -              -           -
                                      ---    --------      -------      ---------       -----       --------          ---------
BALANCE, SEPTEMBER 30, 2001           545    $104,387      $38,852      $(320,728)      $(605)      $(11,317)         $(189,411)
                                      ===    ========      =======      =========       =====       ========          =========

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.    BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements have been prepared, without audit, in accordance with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. The information reflects all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows of Pliant Corporation and its subsidiaries ("Pliant" or the "Company") as of the dates and for the periods presented. Results of operations for the period ended September 30, 2001 are not necessarily indicative of results of operations to be expected for the full fiscal year.

      Certain information in footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and the Company's Registration Statement on Form S-1 (File No.333-65754). Certain reclassifications have been made to the condensed consolidated financial statements for the period ended September 30, 2000 for comparative purposes.


2.    INVENTORIES

      Inventories are valued at the lower of cost (using the first-in, first-out method) or market value. Inventories as of September 30, 2001 and December 31, 2000 consisted of the following (in thousands):


                                        September 30,            December 31,
                                             2001                      2000
                                        -------------            ------------
           Finished goods                   $46,543                  $46,760
           Raw materials                     25,783                   24,158
           Work-in-process                    7,902                    8,233
                                              -----                    -----
           Total                            $80,228                  $79,151


3.    PLANT CLOSING COSTS, OTHER CLOSING COSTS AND WORKFORCE REDUCTION

    PLANT CLOSING COSTS -- During 2000, we approved and announced a strategic initiative to cease operations at our Dallas, Texas; Birmingham, Alabama; and Harrington, Delaware facilities. These facilities represent a portion of our Design, Industrial and Specialty Films segments, respectively. The intent of this initiative was to maximize the capacity of other company owned facilities by moving the production from these locations to plants that were not operating at capacity. As a result of this strategic initiative, we recorded a pre-tax charge of $19.6 million which is included as part of plant closing costs in the consolidated statement of operations for the year ended December 31, 2000. Of the $19.6 million, $13.8 million represented a reserve for impaired plant and equipment, $5.0 million represented a charge for severance costs and $0.8 million represented a charge for other closure costs and inventory write-offs. The major actions relating to the exit of these facilities include closing each of the respective facilities, disposal of the related equipment of each facility and termination of the employees of the respective facilities. As of December 31, 2000, we had completed our closure of our Dallas facility. In addition, we completed the closure of our Birmingham facility during the second quarter of 2001.

    We have analyzed the economics of closing our Harrington facility in light of changes in customer demand and our recent acquisition of Uniplast. These changes together with the movement of a production line from our Birmingham plant have significantly improved the profitability of the Harrington plant. As a result we have revised our plans to close that facility. During the first six months of 2001, $1.1 million was incurred to downsize the Harrington facility. The remaining balance of the plant closure costs of $ 7.5 million accrued in 2000 has been credited to plant closing costs in the statement of operations for the three and nine months ended September 30, 2001.

    The following is a summary of the remaining key elements of the 2000 exit plan:


                                                    DALLAS   BIRMINGHAM     TOTAL
                                                   --------  ----------   -------
         Number of employees to be terminated...        68        105          173
         Book value of property and equipment to
           be Disposed of.......................    $1,593     $8,913     $ 10,506
         Estimated proceeds from disposal.......     1,200      1,749        2,949
                                                     -----      -----        -----
         Net write-off from disposal............       393      7,164        7,557
         Severance costs........................       588      2,271        2,859
         Other closure costs....................       302        225          527
                                                    ------     ------     --------
         Total closure costs....................    $1,283     $9,660     $ 10,943
                                                    ======     ======     ========

    We do not anticipate the loss of any revenues or income from the closure of these facilities due to the fact that their respective sales volumes will be transferred to other facilities. As of September 30, 2001, the remaining reserves related to severance costs and other costs are included in other accrued liabilities in the accompanying consolidated balance sheet while the reserve for impairment of property and equipment has been recorded as a direct reduction of the net property and equipment balances. Utilization of the reserves remaining as of September 30, 2001 is summarized below:

                                                            UTILIZED
                                             BALANCE    ----------------                BALANCE
                                             12/31/00   NON-CASH    CASH    REVERSAL    9/30/01
                                             --------   --------  -------   --------   --------
         Property and equipment reserves..   $ 13,801    $4,689   $   --     $ 6,244   $ 2,868
         Severance costs..................      4,371        --    3,091       1,088       192
         Other costs......................        585        --      123         170       292
                                             --------    ------   ------     -------   -------
         Total............................   $ 18,757    $4,689   $3,214     $ 7,502   $ 3,352
                                             ========    ======   ======     =======   =======

    As of September 30, 2001, 68 and 104 of the expected employee terminations had been completed at our Dallas and Birmingham facilities, respectively. As of September 30, 2001, all planned employee terminations have been completed at the Harrington facility. There are no reserves remaining for the Harrington facility closure as of September 30, 2001.

    OFFICE CLOSING COSTS AND WORKFORCE REDUCTION -- During the fourth quarter 2000, we approved and announced a cost saving initiative resulting in a company-wide workforce reduction, relocation of the corporate office from Salt Lake City, Utah to the Chicago, Illinois area and closure of the Dallas, Texas divisional office. As a result of this initiative we recorded a pre-tax charge of $7.1 million which is included as part of administration and other expenses in the accompanying consolidated statements of operations. The major actions relating to this initiative included a reduction in workforce due to consolidation of duties, and closing the offices in Dallas, Texas and Salt Lake City, Utah. We completed the workforce reduction of 52 employees and the closure of the office in Dallas, Texas during the first quarter 2001, as well as the Salt Lake City office closure during the second quarter 2001. The following is a summary of the key elements of this plan:

                                                    RELOCATION      CLOSURE
                                      WORKFORCE    OF CORPORATE    OF DALLAS
                                      REDUCTION       OFFICE         OFFICE       TOTAL
                                     -----------   ------------    ----------     ------
         Number of employees......           52            36            2           90
         Leasehold improvements...                     $1,000                    $1,000
         Severance cost...........      $ 2,940         2,352        $  21        5,313
         Other costs related to
         leases...................                        721           82          803
                                        -------        ------        -----       ------
         Total cost...............      $ 2,940        $4,073        $ 103       $7,116
                                        =======        ======        =====       ======

    As of September 30, 2001, the remaining reserves related to severance costs and other costs related to leases are included in other accrued liabilities in the accompanying condensed consolidated balance sheet while the reserve for impairment related to leasehold improvements has been recorded as a reduction of the net property and equipment balance. Utilization of these reserves during the period ended September 30, 2001 is summarized below:

                                                          UTILIZED
                                          BALANCE    -----------------    BALANCE
                                          12/31/00   NON-CASH    CASH     9/30/01
                                          --------   --------   -------  --------
         Leasehold improvements.........   $1,000         -           -   $ 1,000
         Severance cost.................    3,254         -     $ 2,684       570
         Other costs related to leases..      803         -         388       415
                                           ------     -----     -------   -------
          Total cost....................   $5,057     $   -     $ 3,072   $ 1,985
                                           ======     =====     =======   =======

    As of September 30, 2001, 52, 34 and 2 of the expected employee terminations had been completed of the workforce reduction, closure of the Salt Lake City and the closure of the Dallas offices respectively.

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


5.    STOCK OPTION PLANS

      During the three and nine month periods ended September 30, 2001, options to purchase 1,600 and 11,780 shares, respectively, at $483.13 per share were granted to employees. These options vest over five (5) years. During the same periods, options to purchase 90 and 4,342 shares, respectively, were forfeited due to employee terminations.


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

      During the first quarter of 2001, we entered into three additional interest rate derivative agreements with separate financial institutions. We use our interest rate derivatives to manage interest rate risk associated with future interest payments on variable rate borrowings under our Credit Facilities. Our interest rate derivative agreements are considered cash flow hedges and consisted of the following as of September 30, 2001 (dollars in millions):


                                    Notional        Variable              Fixed               Maturity
           Type                      Amount          Rate*               Rate **               Dates
      ----------------------        ---------       --------          -------------         -----------
      Interest rate cap               $128.0         LIBOR               10.00%              12/31/2003
      Interest rate cap                 30.0         LIBOR                7.25%              02/09/2004
      Interest rate collar              40.0         LIBOR            4.15% - 7.25%          02/13/2004
      Interest rate swap                60.0         LIBOR                5.40%              02/13/2004

      --------------
      * Three-month LIBOR, as defined; 2.59% as of September 28, 2001 ** Strike for caps; floor and strike for collar

      The fair value of our interest rate derivative agreements is reported on our consolidated balance sheet at September 30, 2001 in other liabilities of approximately $3,425,518 and in other assets of approximately $33,000.


8.    OTHER INCOME

      Other Income for the nine months ended September 30, 2001 includes the proceeds and assets received from a settlement with a potential new customer and other less significant items.


9.    MINORITY  INTEREST

      During the third quarter of 2001, the Company signed a joint venture agreement with Supreme Plastics Group PLC for the production and marketing of plastic zippers. Each joint venture partner contributed $375,000 in cash. The profits and losses will be shared equally. The Company will consolidate the results of the joint venture and account for the minority interest as a reduction from pretax income. The results of the joint venture for the third quarter ended September 30, 2001 was not significant.


10.   RECENT ACCOUNTING PRONOUNCEMENT

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


10.   ACQUISITIONS

      On July 16, 2001, we acquired 100% of the outstanding stock of Uniplast Holdings, Inc. ( "Uniplast") for approximately $57.1 million, consisting of the assumption of approximately $40.3 million of debt and the issuance of shares of our common stock valued at approximately $16.8 million to the selling shareholders of Uniplast (of which 3,468 shares valued at approximately $1.7 million are subject to certain holdback arrangements and had not been delivered at closing). We believe that this acquisition resulted in significant synergies to the combined operations and increased the market share in a number of market segments. At the closing of the acquisition, we refinanced approximately $37.0 million of assumed debt with the proceeds from a private placement of 29,000 of preferred stock at $ 1,000 per share and borrowings under our revolving credit facility. In connection with the Uniplast acquisition, we entered into an amendment of our credit facilities and incurred amendment fees of $1.4 million. In addition, we also issued 1,983 shares of our preferred stock at $1,000 per share, together with warrants to purchase 2,013 shares of common stock, to certain employees of the Company. We also incurred $0.9 million of legal and administrative expenses. We recorded $14.4 million as intangible assets and $ 19.3 million as goodwill as a result of this acquisition. The intangible assets are being amortized over 15 years while the goodwill is not being amortized. The operating results for Uniplast from July 16, 2001 is included in the statements of operations for the periods ended September 30, 2001.

      The purchase price of $ 56.8 million was allocated to assets and liabilities as follows:

                                                           (in millions)
                                                           -------------
     Current Assets                                             $  18.5

     Property Plant and Equipment                                  20.6

     Intangible Assets                                             14.4

     Goodwill                                                      19.3

     Current Liabilities                                          (13.7)

     Long-term Liabilities                                         (2.0)
                                                               --------
     Total  Purchase Price                                     $   57.1
                                                               ========


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

Segment profit or loss and segment assets as of and for the three months ended September 30, 2001 and 2000 are presented in the following table (in thousands):




                                           SPECIALTY     DESIGN       INDUSTRIAL     CORPORATE
                                             FILMS      PRODUCTS         FILMS        /OTHER           TOTAL
                                           ---------    ---------     ----------     ----------      ---------
       SEPTEMBER 30, 2001
       Net sales to customers               $105,414      $52,058       $62,878        $     -        $220,350
       Inter-segment sales                     1,171          763         1,836         (3,770)              -
                                            --------      -------       -------        --------       --------
       Total net sales                       106,585       52,821        64,714         (3,770)        220,350
       Depreciation and amortization           3,250        3,009         2,122          3,944          12,325
       Interest expense                           44          638           (51)        18,246          18,877
       Segment profit (loss)                  23,071        7,788        12,465        (31,758)         11,566
       Segment total assets                  442,374      181,280       130,755        109,353         863,762
       Capital expenditures                    7,308        2,006           900            726          10,940

       SEPTEMBER 30, 2000
       Net sales to customers                 93,445       55,650        61,700              -         210,795
       Inter-segment sales                     1,764          878         1,492         (4,134)              -
                                            --------      -------       -------        --------       --------
       Total net sales                        95,209       56,528        63,192         (4,134)        210,795
       Depreciation and amortization           2,822        2,262         1,861          2,714           9,659
       Interest expense                            7          902            89         20,089          21,087
       Segment profit (loss)                  15,180        7,021         8,356        (40,180)         (9,623)
       Segment total assets                  407,235      177,510       131,798         90,972         807,515
       Capital expenditures                    3,505        4,782         2,239          4,369          14,895


Segment profit or loss and segment assets as of and for the nine months ended September 30, 2001 and 2000 are presented in the following table (in thousands):





                                           SPECIALTY     DESIGN       INDUSTRIAL     CORPORATE
                                             FILMS      PRODUCTS         FILMS        /OTHER           TOTAL
                                           ---------    ---------     ----------     ----------      ---------
       SEPTEMBER 30, 2001
       Net sales to customers               $281,040     $160,940      $184,598       $      -        $626,578
       Inter-segment sales                     5,304        3,829         4,714        (13,847)              -
                                            --------     --------      --------       --------        --------
       Total net sales                       286,344      164,769       189,312        (13,847)        626,578
       Depreciation and amortization           9,001        8,380         6,035         10,636          34,052
       Interest expense                           56        2,371          (109)        55,984          58,302
       Segment profit (loss)                  61,867       28,667        32,928       (122,677)            785
       Capital expenditures                   20,087       10,017         5,399          4,524          40,027


       SEPTEMBER 30, 2000
       Net sales to customers                298,692      161,799       182,404              -         642,895
       Inter-segment sales                     4,927        3,655         5,224        (13,806)              -
                                            --------     --------      --------       --------        --------
       Total net sales                       303,619      165,454       187,628        (13,806)        642,895
       Depreciation and amortization           8,376        6,699         5,610          8,022          28,707
       Interest expense                           19        2,681           263         43,972          46,935
       Segment profit (loss)                  56,002       18,748        26,875       (117,710)        (16,085)
       Capital expenditures                   14,496        8,986         8,275          8,323          40,080

A reconciliation of the totals reported for the operating segments to our totals reported in the consolidated condensed financial statements is as follows (in thousands):


                                                                  Three months ended
                                                                    September 30,
                                                              --------------------------
                                                               2001                2000
                                                              ------              ------
    PROFIT OR LOSS

    Total segment profit for reportable segments             $43,324             $ 30,557
                                                             -------              -------
    Unallocated Corporate expenses                           (21,014)             (17,686)
    Compensation and transaction costs related
         to recapitalization                                       -               (2,405)
    Plant closing costs                                        7,502                    -
    Interest expense                                         (18,246)             (20,089)
                                                             -------              -------
          Total Corporate/Other                              (31,758)             (40,180)
                                                            --------              -------
    Income (loss) before income taxes                        $11,566             $ (9,623)
                                                             =======             ========

A reconciliation of the totals reported for the operating segments to our totals reported in the consolidated condensed financial statements is as follows (in thousands):


                                                                  Nine months ended
                                                                    September 30,
                                                           ------------------------------
                                                              2001                 2000
                                                           ---------            ---------
    PROFIT OR LOSS
    Total segment profit for reportable segments           $ 123,462            $ 101,625
                                                           ---------            ---------
    Unallocated Corporate expenses                           (67,162)             (64,707)
    Compensation and transaction costs related
         to recapitalization                                       -               (9,031)
    Stock-based compensation related to
         administrative employees                             (7,033)                   -
    Plant closing costs                                        7,502                    -
    Interest expense                                         (55,984)             (43,972)
          Total Corporate/Other                             (122,677)            (117,710)
                                                           ---------            ---------
       Income (loss) before taxes                          $     785            $ (16,085)
                                                           =========            =========


                                                             September 30,      September 30,
                                                                  2001              2000
                                                            --------------      -------------
    ASSETS
    Total assets for reportable segments                      $754,409             $716,543
    Intangible assets not allocated to segments                 48,061               15,183
    Other unallocated assets                                    61,292               75,789
                                                              --------             --------
          Total consolidated assets                           $863,762             $807,515
                                                              ========             ========


12.   CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

      The following condensed consolidating financial statements present, in separate columns, financial information for (i) Pliant (on a parent only basis), with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries (as specified in the Indenture, dated May 31, 2000 (the "Indenture") relating to Pliant's $220 million senior subordinated notes due 2010 (the "Notes")) on a combined basis, with any investments in non-guarantor subsidiaries specified in the Indenture recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for Pliant and its subsidiaries on a consolidated basis, and (v) Pliant on a consolidated basis, in each case as of September 30, 2001 and December 31, 2000 and for the three and nine month periods ended September 30, 2001 and 2000. The Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary and each guarantor subsidiary is wholly owned, directly or indirectly, by Pliant. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to Pliant. The condensed consolidating financial statements are presented herein, rather than separate financial statements for each of the guarantor subsidiaries because management believes that separate financial statements relating to the guarantor subsidiaries are not material to investors. During the first quarter of 2001, our Blessings subsidiary was merged with and into Pliant. Accordingly, the former Blessings subsidiary is reflected as part of "Pliant Corporation Only" column for all periods presented.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2001 (IN THOUSANDS) (UNAUDITED)


                                                             Pliant        Combined      Combined                    Consolidated
                                                          Corporation      Guarantor    Non-Guarantor                   Pliant
                                                          (Parent Only)  Subsidiaries    Subsidiaries  Eliminations   Corporation
                                                          -------------  ------------   -------------  ------------  ------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                $    4,343   $  (3,760)       $  3,183      $       -      $  3,766
   Receivables - net                                           104,530      10,848          20,033              -       135,411
   Inventories                                                  61,362       8,755          10,111              -        80,228
   Prepaid expenses and other                                    2,473         371             795                        3,638
   Income taxes receivable                                         383           -             354              -           737
   Deferred income taxes                                        12,994       1,206          (1,368)             -        12,832
                                                            ----------   ---------        --------      ---------      --------
      Total current assets                                     186,084      17,420          33,108              -       236,612
PLANT AND EQUIPMENT - Net                                      286,622      26,836          48,830              -       362,288
INTANGIBLE ASSETS - Net                                        213,758       3,823          16,781              -       234,362
INVESTMENT IN SUBSIDIARIES                                      62,575           -               -        (62,575)
OTHER ASSETS                                                    27,602         182           2,716                       30,500
                                                            ----------   ---------        --------      ---------      --------
TOTAL ASSETS                                                $  776,641   $  48,261        $101,435      $ (62,575)     $863,762
                                                            ==========   =========        ========      =========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
   Current portion of long-term debt                        $   15,713   $       -        $      -      $       -      $ 15,713
   Trade accounts payable                                       86,733       5,474          15,005              -       107,212
   Accrued liabilities                                          47,665       2,247           4,603              -        54,515
   Due to (from) affiliates                                    (17,186)     18,198          (1,012)             -
                                                            ----------   ---------        --------      ---------      --------
      Total current liabilities                                132,925      25,919          18,596              -       177,440
LONG-TERM DEBT - Net of current portion                        649,740       1,880          35,000              -       686,620
OTHER LIABILITIES                                               18,135           -           1,569              -        19,704
DEFERRED INCOME TAXES                                           28,146       1,229           2,553              -        31,928
                                                            ----------   ---------        --------      ---------      --------
      Total liabilities                                        828,946      29,028          57,718              -       915,692
                                                            ----------   ---------        --------      ---------      --------

MINORITY INTEREST                                                  (18)          -             375              -           357
REDEEMABLE STOCK                                               137,124           -              -               -       137,124
                                                            ----------   ---------        --------      ---------      --------
STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock                                                104,387      14,034          29,616        (43,650)      104,387
   Warrants                                                     38,852                                                   38,852
   Retained earnings accumulated (deficit)                    (320,728)      5,210          20,566        (25,776)     (320,728)
   Stockholders' note receivable                                  (605)                                                    (605)
   Accumulated other comprehensive loss                        (11,317)        (11)         (6,840)         6,851       (11,317)
                                                            ----------   ---------        --------      ---------      --------
      Total stockholders' equity (deficit)                    (189,411)     19,233          43,342        (62,575)     (189,411)
                                                            ----------   ---------        --------      ---------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)        $  776,641   $  48,261        $101,435      $ (62,575)     $863,762
                                                            ==========   =========        ========      =========      ========

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2000 (IN THOUSANDS) (UNAUDITED)



                                                             Pliant        Combined       Combined                   Consolidated
                                                          Corporation      Guarantor    Non-Guarantor                   Pliant
                                                          (Parent Only)  Subsidiaries    Subsidiaries  Eliminations   Corporation
                                                          -------------  ------------   -------------  ------------  ------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                $    459     $      10        $  2,591      $      -       $  3,060
   Receivables, net                                           90,670         4,966          19,422             -        115,058
   Inventories                                                64,884         6,983           7,284             -         79,151
   Prepaid expenses and other                                  1,527            30             426             -          1,983
   Income taxes receivable                                     1,885           (24)            897             -          2,758
   Deferred income taxes                                      14,431            37          (1,476)            -         12,992
                                                            --------     ---------        --------      --------       --------
      Total current assets                                   173,856        12,002          29,144             -        215,002
PLANT AND EQUIPMENT, net                                     268,739        16,538          47,806             -        333,083
INTANGIBLE ASSETS, net                                       185,727         2,482          17,661             -        205,870
INVESTMENT IN SUBSIDIARIES                                    49,611             -               -       (49,611)             -
OTHER ASSETS                                                  28,593             -           2,486             -         31,079
                                                            --------     ---------        --------      --------       --------
TOTAL ASSETS                                                $706,526     $  31,022        $ 97,097      $(49,611)      $785,034
                                                            ========     =========        ========      ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
   Current portion of long-term debt                        $  8,312     $       -          $1,050      $      -       $  9,362
   Trade accounts payable                                     87,970         5,730          15,318             -        109,018
   Accrued liabilities                                        32,068         1,201           5,743             -         39,012
   Due to (from) affiliates                                  (10,000)       13,442          (3,442)            -              -
                                                            --------     ---------        --------      --------       --------
      Total current liabilities                              118,350        20,373          18,669             -        157,392
LONG-TERM DEBT, net of current portion                       642,976             -          35,055             -        678,031
OTHER LIABILITIES                                             24,200             -           1,557             -         25,757
DEFERRED INCOME TAXES                                         30,206           497           2,357             -         33,060
                                                            --------     ---------        --------      --------       --------
      Total liabilities                                      815,732        20,870          57,638             -        894,240
                                                            --------     ---------        --------      --------       --------
REDEEMABLE  STOCK                                             96,805             -               -            -          96,805
                                                            --------     ---------        --------      --------       --------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock                                               87,989        14,020          29,241       (43,261)        87,989
   Warrants to purchase common stock                          26,500             -               -             -         26,500
   Retained earnings (accumulated deficit)                  (312,414)       (3,857)         15,966       (12,109)      (312,414)
   Shareholder note receivable                                  (825)            -               -             -           (825)
   Accumulated other comprehensive income (loss)              (7,261)          (11)         (5,748)        5,759         (7,261)
                                                            --------     ---------        --------      --------       --------
      Total stockholders' equity (deficit)                   206,011)       10,152          39,459       (49,611)      (206,011)
                                                            --------     ---------        --------      --------       --------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY (DEFICIT)                           $706,526     $  31,022        $ 97,097      $(49,611)      $785,034
                                                            ========     =========        ========      ========       ========

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 (IN THOUSANDS) (UNAUDITED)



                                                        Pliant         Combined      Combined                   Consolidated
                                                      Corporation     Guarantor    Non-Guarantor                   Pliant
                                                     (Parent Only)   Subsidiaries  Subsidiaries   Eliminations   Corporation
                                                     -------------  -------------  ------------   ------------   -----------
NET SALES                                               $  177,202     $  14,819      $  32,099      $  (3,770)   $  220,350
COST OF SALES                                              139,815        12,481         25,363         (3,770)      173,889
                                                        ----------     ---------      ---------      ---------    ----------
GROSS PROFIT                                                37,387         2,338          6,736             -         46,461
OPERATING EXPENSES                                          13,744           337          2,819             -         16,900
                                                        ----------     ---------      ---------      ---------    ----------

OPERATING INCOME                                            23,643         2,001          3,917             -         29,561
INTEREST EXPENSE                                           (18,203)          (36)          (638)            -        (18,877)
EQUITY IN EARNINGS OF SUBSIDIARIES                           3,604                                     (3,604)
OTHER INCOME  (EXPENSE), Net                                   805           (49)           126             -            882
                                                        ----------     ---------      ---------      ---------    ----------
INCOME (LOSS) BEFORE INCOME TAXES                            9,849         1,916          3,405        (3,604)        11,566
INCOME TAX PROVISION (BENEFIT)                               2,987             -          1,717             -          4,704
                                                        ----------     ---------      ---------      ---------    ----------
NET INCOME (LOSS)                                       $    6,862     $   1,916       $  1,688     $  (3,604)    $    6,862
                                                        ==========     =========       ========     ==========    ==========

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 (IN THOUSANDS) (UNAUDITED)


                                                        Pliant         Combined      Combined                    Consolidated
                                                      Corporation     Guarantor    Non-Guarantor                    Pliant
                                                     (Parent Only)   Subsidiaries  Subsidiaries    Eliminations   Corporation
                                                     -------------  -------------  -------------   ------------   -----------

NET SALES                                                $ 175,644      $ 10,367       $  28,918      $  (4,134)     $210,795
COST OF SALES                                              148,633         9,775          22,265         (4,134)      176,539
                                                         ---------      --------       ---------      ---------    ----------

GROSS PROFIT                                                27,011           592           6,653              -        34,256
OPERATING EXPENSES                                          19,955            90           2,722              -        22,767
                                                         ---------      --------       ---------      ---------    ----------

OPERATING INCOME (LOSS)                                      7,056           502           3,931              -        11,489
INTEREST EXPENSE                                           (20,095)           (2)           (990)             -       (21,087)
EQUITY IN EARNINGS OF SUBSIDIARIES                           2,148                                       (2,148)
OTHER INCOME (EXPENSE), Net                                   (446)            9             412              -           (25)
                                                         ---------      --------       ---------      ---------    ----------

INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY LOSS                                       (11,337)          509           3,353         (2,148)       (9,623)
INCOME TAX PROVISION (BENEFIT)                              (4,797)          207           1,507              -        (3,083)
                                                         ---------      --------       ---------      ---------    ----------

NET INCOME (LOSS) BEFORE EXTRAORDINARY LOSS                 (6,540)          302           1,846              -        (6,540)
EXTRAORDINARY LOSS (NET OF TAX)                                  -             -               -              -             -
                                                         ---------      --------       ---------      ---------    ----------
NET INCOME (LOSS)                                        $  (6,540)     $    302      $    1,846      $  (2,148)   $   (6,540)
                                                         =========      ========      ==========      =========    ==========

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 (IN THOUSANDS) (UNAUDITED)


                                                        Pliant         Combined      Combined                   Consolidated
                                                      Corporation     Guarantor    Non-Guarantor                   Pliant
                                                     (Parent Only)   Subsidiaries  Subsidiaries   Eliminations   Corporation
                                                     -------------  -------------  ------------   ------------   -----------
NET SALES                                              $518,126       $33,234        $89,065        $(13,847)     $(626,578)
COST OF SALES                                           414,074        28,174         70,096         (13,847)       498,497
                                                       --------       -------        -------        --------      ---------

GROSS PROFIT                                            104,052         5,060         18,969               -        128,081
OPERATING EXPENSES                                       67,037           517          8,094               -         75,648
                                                       --------       -------        -------        --------      ---------

OPERATING INCOME                                         37,015         4,543         10,875               -         52,433
INTEREST EXPENSE                                        (55,892)          (36)        (2,374)              -        (58,302)
EQUITY IN EARNINGS OF SUBSIDIARIES                       13,817                                      (13,817)
OTHER INCOME , Net                                        1,926         4,560            168               -          6,654
                                                       --------       -------        -------        --------      ---------

INCOME (LOSS) BEFORE INCOME TAXES                        (3,134)        9,067          8,669         (13,817)           785
INCOME TAX PROVISION (BENEFIT)                           (1,068)            -          3,919         (13,817)         2,851
                                                       --------       -------        -------        --------       --------
NET INCOME (LOSS)                                      $ (2,066)      $ 9,067        $ 4,750        $(13,817)      $ (2,066)
                                                       ========       =======        =======        ========       ========

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 (IN THOUSANDS) (UNAUDITED)


                                                        Pliant        Combined      Combined                   Consolidated
                                                      Corporation    Guarantor    Non-Guarantor                   Pliant
                                                     (Parent Only)  Subsidiaries  Subsidiaries   Eliminations  Corporation
                                                     -------------  ------------  -------------  ------------  ------------
NET SALES                                             $540,784       $ 31,970       $ 83,947      $ (13,806)   $  642,895
COST OF SALES                                          447,523         30,785         64,878        (13,806)      529,380
                                                      --------       --------       --------      ---------    ----------

GROSS PROFIT                                            93,261          1,185         19,069              -       113,515
OPERATING EXPENSES                                      73,768            270          8,444              -        82,482
                                                      --------       --------       --------      ---------    ----------
OPERATING INCOME (LOSS)                                 19,493            915         10,625              -        31,033
INTEREST EXPENSE                                       (43,989)       (12,185)        (2,946)             -       (46,935)
EQUITY IN EARNINGS OF SUBSIDIARIES                       5,394                                       (5,394)
OTHER INCOME (EXPENSE), Net                             (1,182)            (9)         1,008              -          (183)
                                                      --------       --------       --------      ---------    ----------

INCOME(LOSS) BEFORE INCOME TAXES
    AND EXTRAORDINARY LOSS                             (20,284)           906          8,687         (5,394)      (16,085)
INCOME TAX PROVISION (BENEFIT)                          (6,301)           367          3,832              -        (2,102)
                                                      --------       --------       --------      ---------    ----------

NET INCOME (LOSS) BEFORE EXTRAORDINARY LOSS            (13,983)           539          4,855         (5,394)      (13,983)

EXTRAORDINARY LOSS (NET OF TAX)                        (11,250)             -              -              -       (11,250)
                                                      --------       --------       --------      ---------    ----------

NET INCOME (LOSS)                                     $(25,233)      $    539       $  4,855      $  (5,394)   $  (25,233)
                                                      ========       ========       ========      =========    ==========

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 (IN THOUSANDS) (UNAUDITED)


                                                        Pliant         Combined      Combined                   Consolidated
                                                      Corporation     Guarantor    Non-Guarantor                   Pliant
                                                     (Parent Only)   Subsidiaries  Subsidiaries   Eliminations  Corporation
                                                     -------------   ------------  -------------  ------------  ------------
CASH FLOWS PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                               $   7,239       $  6,491        $ 9,641       $      -       $   23,371

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of assets                           2,966          4,948              -              -            7,914
   Uniplast Acquisition (net of cash)                   (31,698)       (14,020)        (9,813)             -          (55,531)
   Capital expenditures for plant and equipment         (34,630)        (3,274)        (2,123)             -          (40,027)
                                                      ---------       --------        -------       --------       ----------
     Net cash (used in) provided by
       investing activities                             (63,362)       (12,346)       (11,936)             -          (87,644)
                                                      ---------       --------        -------       --------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of Capitalized Fees                           (1,932)             -              -              -           (1,932)
   Receipt/payment of dividends                             150              -           (150)             -                -
   Net proceeds from issuance of common stock and
     net change in related stockholders' notes
     receivables                                         47,636              -              -              -           47,636
                                                                                                           -
   Minority Interest                                        (18)             -            375                             357
   Borrowings on  long-term debt                         14,165          1,880         (1,105)             -           14,940
                                                      ---------       --------        -------       --------       ----------
     Net cash provided by financing
     activities                                          60,001          1,880           (880)             -           61,001
                                                      ---------       --------        -------       --------       ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
   EQUIVALENTS                                                6            205          3,767              -            3,978
                                                      ---------       --------        -------       --------       ----------
NET INCREASE (DECREASE) IN CASH                           3,884         (3,770)           592              -              706
   AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE
   PERIOD                                                   459             10          2,591              -            3,060
                                                      ---------       --------        -------       --------       ----------
CASH AND CASH EQUIVALENTS AT
   END OF THE PERIOD                                  $   4,343       $ (3,760)       $ 3,183       $      -       $    3,766
                                                      =========       ========        =======       ========       ==========

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 (IN THOUSANDS) (UNAUDITED)


                                                        Pliant       Combined      Combined                   Consolidated
                                                     Corporation    Guarantor    Non-Guarantor                   Pliant
                                                     Parent Only   Subsidiaries  Subsidiaries   Eliminations  Corporation
                                                     -----------   ------------  -------------  ------------  ------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES           $  32,647      $  6,535      $  9,365       $      -      $  48,547


CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures for plant and equipment         (33,262)       (4,517)       (2,301)             -        (40,080)
                                                      ---------      --------      --------       --------      ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of capitalized loan fees                     (21,928)            -             -              -        (21,928)
   Payment of fees from tender offer                    (10,055)            -             -              -        (10,055)
   Redemption of common stock                          (314,034)            -             -              -       (314,034)
   Net proceeds from issuance of stock and net
     change in related stockholder notes receivable     161,255             -             -              -        161,255
   Principal payments to and proceeds from
     long-term debt                                     187,921             -        (5,907)             -        182,014
                                                      ---------      --------      --------       --------      ---------
     Net cash provided by/(used in) financing
       Activities                                         3,159             -        (5,907)             -         (2,748)
                                                      ---------      --------      --------       --------      ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
   EQUIVALENTS                                            3,327        (2,527)       (2,424)             -         (1,624)
                                                      ---------      --------      --------       --------      ---------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                   5,871          (509)       (1,267)             -          4,095

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE
   PERIOD                                                 1,231           517         7,349              -          9,097
                                                      ---------      --------      --------       --------      ---------
CASH AND CASH EQUIVALENTS AT
   END OF THE PERIOD                                  $   7,102      $      8      $  6,082       $      -      $  13,192
                                                      =========      ========      ========       ========      =========

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

On November 12, 2001, approximately 53.0% of our total common stock was owned by an affiliate of J.P. Morgan Partners, LLC, approximately 9.9% of our total common stock was owned by certain other institutional investors and approximately 37.1% of our total common stock was owned collectively by the Trust and the Management Investors. J.P. Morgan Partners, LLC owns our common stock through its Flexible Film, LLC subsidiary and owns our preferred stock through its Southwest Industrial Films, LLC subsidiary.

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

                              Three Months Ended September 30                Nine Months Ended September 30
                           --------------------------------------       --------------------------------------
                                  2001                 2000                     2001                2000
                           ------------------   -----------------       --------------------   ---------------
                                      % of                 % of                     % of                 % of
                             $        Sales        $       Sales          $         Sales      $         Sales
                           ------     -----      ------    -----        ------      -----    ------      -----
Net Sales                  $220.4     100.0%     $210.8    100.0%       $626.6      100.0%    $642.9     100.0%
Cost of sales               173.9      78.9       176.5     83.7         498.5       79.6      529.4      82.3
                           ------     -----      ------    -----        ------      -----     ------     -----
Gross profit                 46.5      21.1        34.3     16.3         128.1       20.4      113.5      17.6
Total operating expenses     16.9       7.7        22.8     10.8          75.6       12.1       82.5      12.8
                           ------     -----      ------    -----        ------      -----     ------     -----
Operating income           $ 29.6      13.4%     $ 11.5      5.5%       $ 52.5        8.4%    $ 31.0       4.8%
                           ======     =====      ======    =====        ======      =====     ======     =====

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

Net Sales

Net sales increased by $9.6 million, or 4.5%, from $210.8 million for the three months ended September 30, 2000 to $220.4 million for the three months ended September 30, 2001. This increase was primarily due to a 12% increase in sales volume partially offset by a decrease in average selling prices of 6.7%. Excluding the sales volume from the Uniplast acquisition, sales volumes in the third quarter of 2001 increased 4% as compared to the same period in 2000. In the markets we serve, the average selling price of our products generally increases or decreases as the price of resins, our primary raw material, increases or decreases. Average resin prices were lower during the third quarter of 2001 compared to the third quarter of 2000 resulting in a decrease in our average selling prices.

Gross Profit

Gross profit increased by $12.2 million, or 35.6%, from $34.3 million for the three months ended September 30, 2000, to $46.5 million for the three months ended September 30, 2001. The increase was primarily due to higher gross margins and the effect of higher sales volumes.

Total Operating Expenses

Total operating expenses decreased by $5.9 million, or 25.9%, from $22.8 million for the third quarter of 2000 to $16.9 million for the third quarter ended September 30, 2001. The most significant item contributing to this decrease was a $7.5 million credit to plant closing costs. We analyzed the economics of closing our Harrington facility in light of changes in customer demand and the acquisition of Uniplast. These changes together with the movement of a production line from the Birmingham plant have significantly improved the profitability of the

Harrington facility. As a result, we have revised our plans to close the Harrington facility. Therefore, the remaining balance of the closure accrual related to the Harrington facility was credited to the plant closing costs. In addition, other plant and office closing costs of $1.3 million was expensed in the third quarter of 2001 while depreciation expenses in the third quarter 2001 increased $1.2 million due to new computer systems. Further, the operating expenses for the third quarter of 2000 included $2.4 million of compensation and transaction costs related to the Recapitalization.


Operating Income

Operating income increased by $18.1 million, or 157%, from $11.5 million for the third quarter of 2000 to $29.6 million for the third quarter ended September 30, 2001, due to the factors discussed above.

Interest Expense

Interest expense decreased by $2.2 million, or 10.4%, from $21.1 million for the third quarter of 2000, to $18.9 million for the third quarter ended September 30, 2001. This decrease was principally due to the reduction in LIBOR that effect the borrowing costs of the companies term debt partially offset by the increase in the use of the line of credit.


Other Income (Expense)

Other income (expense), net changed from expense of approximately $25,000 for the third quarter ended September 30, 2000, to income of approximately $882,000 for the third quarter ended September 30, 2001, an increase in income of approximately $907,000. The increase was primarily due to an insurance claim at the Danville plant as a result of a fire.


NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Net Sales

Net sales decreased by $16.3 million, or 2.5%, from $642.9 million for the nine months ended September 30, 2000 to $626.6 million for the nine months ended September 30, 2001. The decrease was primarily due to a 5.2% decrease in our average selling prices partially offset by a 2.9% increase in sales volume. Excluding the sales volume from the Uniplast acquisition, sales volumes in the nine months ended September 30, 2001 increased .3% as compared to the same period in 2000. In the markets we serve, the average selling price of our products generally increases or decreases as the price of resins, our primary raw material, increases or decreases. Average resin prices were lower during the first nine months of 2001 compared to the same period in 2000 resulting in a decrease in our average selling prices.

Gross Profit

Gross profit increased by $14.6 million, or 12.8%, from $113.5 million for the nine months ended September 30, 2000, to $128.1 million for the nine months ended September 30, 2001. The increase was primarily due to the effect of higher gross margins and the effect of higher sales volumes.

Total Operating Expenses

Total operating expenses decreased by $6.9 million, or 8.4%, from $82.5 million for the nine months ended September 30, 2000 to $75.6 million for the nine months ended September 30, 2001. The most significant items contributing to this decrease were a $6.1 million reduction in fees paid to consultants relating to a company-wide supply chain improvement initiative and a $7.5 million credit to plant closing costs. We analyzed the economics of closing our Harrington facility in light of changes in customer demand and the acquisition of Uniplast. These changes together with the movement of a production line from the Birmingham plant have significantly improved the profitability of the Harrington facility. As a result, we have revised our plans to close the Harrington facility. Therefore, the remaining balance of the closure accrual related to the Harrington facility was credited to the plant closing costs for the nine months ended September 30, 2001. In addition, other plant and office closing and downsizing costs of $4.6 million was expensed during the nine months ended September 30, 2001. Depreciation expenses for the nine months ended September 30, 2001 increased $2.6 million due to new computer systems


Operating Income

Operating income increased by $21.5 million, or 69.4%, from $31.0 million for the nine months ended September 30, 2000 to $52.5 million for the nine months ended September 30, 2001, due to the factors discussed above.

Interest Expense

Interest expense increased by $11.4 million, or 24%, from $46.9 million for the nine months ended September 30, 2000, to $58.3 million for the nine months ended September 30, 2001. As a result of the financing for the May 31, 2000 recapitalization, interest expense increased significantly compared to the prior year. This increase was partially offset by the reduction in LIBOR in the third quarter of 2001.

Other Income (Expense)

Other income (expense), net changed from expense of $0.2 million for the nine months ended September 30, 2000, to income of $6.6 million for the nine months ended September 30, 2001, an increase in income of $6.8 million. The increase was primarily due to the proceeds and assets received from a settlement with a potential new customer in the second quarter of 2001 and other less significant items.


OPERATING SEGMENT REVIEW

    General. Operating segments are components of our company for which separate financial information is available that is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing performance. For more information on our operating segments see Note 11 to the unaudited condensed consolidated financial statements.


THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2000


Specialty Films

  Net Sales. The net sales of our specialty films segment increased $12 million, or 12.8%, from $93.4 million for the three months ended September 30, 2000 to $105.4 million for the three months ended September 30, 2001. This increase was primarily due to a 16.6% increase in sales volume partially offset by a 3.2% decrease in our average selling prices. Excluding the effect of the Uniplast acquisition, sales volumes increased 6.5% during the three months ended September 30, 2001 as compared to the same period in 2000. Selling prices decreased principally due to the effects of a decrease in resin prices.

  Segment Profit. The specialty films segment profit increased $7.9 million, or 52%, from $15.2 million for the three months ended September 30, 2000 to $23.1 million for the three months ended September 30, 2001. The increase was primarily due to the increase in sales discussed above including the effect of the Uniplast acquisition and improved margins.

  Segment Total Assets. The specialty films segment total assets increased $35.2 million, or 8.6%, from $407.2 million as of September 30, 2000 to $442.4 million as of September 30, 2001. The increase was principally due to the acquisition of Uniplast, capital expenditures for capacity expansions and the reserve for plant closing cost for Harrington that was deducted from segment assets as of September 30, 2000 partially offset by depreciation expenses.



Design Products

  Net Sales. The net sales of our design products segment decreased $3.6 million, or 6.5%, from $55.7 million for the three months ended September 30, 2000 to $52.1 million for the three months ended September 30, 2001. This decrease was primarily due to a 7% decrease in our average selling prices. Sales volumes remained relatively stable for the three months ended September 30, 2001 as compared to the same period in 2000.

  Segment Profit. The design products segment profit increased $.8 million, or 11% , from $7 million for the three months ended September 30, 2000 to $7.8 million for the three months ended September 30, 2001. This increase was principally due to improved margins partially offset by the effect of lower sales volumes.



  Segment Total Assets. The design products segment total assets increased $3.8 million, or 2%, from $177.5 million as of September 30, 2000 to $181.3 million as of September 30, 2001. Capital expenditures for capacity additions were partially offset by depreciation expenses.


Industrial Films

  Net Sales. The net sales in our industrial films segment increased $1.2 million, or 1.9%, from $61.7 million for the three months ended September 30, 2000 to $62.9 million for the three months ended September 30, 2001. This increase was primarily due to a 11.8% increase in sales volumes primarily as a result of the Uniplast acquisition partially offset by a 8.9% decrease in selling prices. Selling prices decreased due the effects of a decrease in resin prices and a change in sales mix.


  Segment Profit. The industrial films segment profit increased $4.1 million, or 49%, from $8.4 million for the three months ended September 30, 2000 to $12.5 million for the three months ended September 30, 2001. This increase was principally due to the acquisition of Uniplast, the effect of higher sales discussed above and the effect of higher margins.

  Segment Total Assets. The industrial films segment total assets decreased $1 million, or 0.7%, from $131.8 million as September 30, 2000 to $130.8 million as of September 30, 2001. This decrease was principally due to the write-down of fixed assets due to the closure of our Birmingham, Alabama facility partially offset by the assets from the Uniplast acquisition. In addition, capital expenditures for maintenance of business were offset by depreciation expenses.

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate expenses increased $3.3 million, or 18.6%, from $17.7 million, for the three months ended September 30, 2000 to $21.0 million for the three months ended September 30, 2001. The most significant items contributing to this increase were plant and office closing costs including inventory write-downs of $1.8 million recorded in the third quarter of 2001 and higher depreciation expenses in the third quarter 2001 of $1.2 million due to new computer systems.



NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2000


Specialty Films

  Net Sales. The net sales of our specialty films segment decreased $17.7 million, or 5.9%, from $298.7 million for the nine months ended 2000 to $281.0 million for the nine months ended September 30, 2001. The decrease was primarily due to a 2.5% decrease in sales volume and a 3.4% decrease in our average selling prices. The volume decrease was primarily due to the insourcing of a specific product by one of our most significant customers partially offset by the sales volume from the Uniplast acquisition in the third quarter of 2001. Selling prices decreased principally due to the effect of a decrease in resin prices.

  Segment Profit. The specialty film segment profit increased $5.9 million, or 10.5%, from $56 million for the nine months ended September 30, 2000 to $61.9 million for the nine months ended September 30, 2001. This increase was principally due to the increase in gross margin partially offset by the effect of lower sales volumes.


Design Products

  Net Sales. The net sales of our design products segment remained relatively stable at $161 million for the nine months ended September 30, 2001 as compared to the same period in 2000. An increase in sales volume of 6.3% was offset by a 5.8% decrease in selling prices. The increase in sales volume was primarily due to growth of new product lines. Selling prices decreased primarily due to the effects of a decrease in resin prices and a change in product mix.

  Segment Profit. The design products segment profit increased $10.0 million, or 53.5%, from $18.7 million for the nine months ended September 30, 2000 to $28.7 million for the nine months ended September 30, 2001. This increase was principally due to a settlement with a potential customer during the second quarter of 2001. In addition, segment profits were favorably affected by higher margins.


Industrial Films

  Net Sales. The net sales in our industrial films segment increased $2.2 million, or 1.2%, from $182.4 million for the nine months ended September 30, 2000 to $184.6 million for the nine months ended September 30, 2001. An increase in sales volume of 8.1% was partially offset by a 6.3% decrease in selling prices. Selling prices decreased due to the effect of a decrease in resin prices and a change in sales mix.

  Segment Profit. The industrial films segment profit increased $6.0 million, or 22%, from $26.9 million for the nine months ended September 30, 2000 to $32.9 million for the nine months ended September 30, 2001 principally due to the effects of an increase in sales volume and gross margin.


UNALLOCATED CORPORATE EXPENSES

Unallocated corporate expenses increased $2.5 million or 3.9% from $64.7 million for nine months ended September 30, 2000 to $67.2 million for the nine months ended September 30, 2001. The most significant items contributing to this increase were a $6.5 million reduction in fees paid to consultants relating to a company-wide supply chain improvement initiative, which was more than offset by plant and office closing costs of $6.4 million recorded in the nine months ended September 30, 2001 and higher depreciation expenses in the nine months ended September 30, 2001 of $2.6 million due to new computer systems.


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

Effective September 30, 2000, we entered into an amendment of our New Credit Facilities. The amendment modified certain financial covenants contained in the New Credit Facilities, including the leverage and interest coverage ratios and the permitted amount of capital expenditures. We were in compliance with the amended covenants of our New Credit Facilities as of September 30, 2001.

On July 16, 2001, we acquired 100% of the outstanding stock of Uniplast Holdings Inc. for approximately $57.1 million, consisting of the assumption of approximately $40.3 million of debt and the issuance of shares of our common stock valued at approximately $16.8 million to the selling shareholders of Uniplast (of which 3,468 shares valued at approximately $1.7 million are subject to certain holdback arrangements and had not been delivered at closing). At the closing of the acquisition, we refinanced approximately $37.0 million of assumed debt with the proceeds from a private placement of 29,000 of preferred stock at $ 1,000 per share and borrowings under our revolving credit facility. In connection with the Uniplast acquisition, we entered into an amendment of our credit facilities and incurred amendment fees of $1.4 million. In addition, we also issued 1,983 shares of our preferred stock at $1,000 per share, together with warrants to purchase 2,013 shares of common stock, to certain of our employees. We also incurred $0.9 million of legal and administrative expenses. We recorded $14.4 million as intangible assets and $
19.3 million as goodwill as a result of this acquisition. The intangible assets are being amortized over 15 years while the goodwill is not being amortized. The operating results for Uniplast from July 16,2001 is included in the statements of operations for the periods ended September 30, 2001.

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


Net Cash Provided by Operating Activities

Net cash provided by operating activities was $23.4 million for the nine months ended September 30, 2001, a decrease of $25.1 million, or 52%, from the same period in 2000. The decrease resulted primarily from changes in working capital partially offset by an increase in operating income.


Net Cash Used in Investing Activities

Net cash used in investing activities was $87.6 million for the nine months ended September 30, 2001, compared to $40.1 million for the same period in 2000. Acquisition of Uniplast excluding cash amounted to $55.5 million. Capital expenditures were $40 million and $40.1 million for the nine months ended September 30, 2001 and 2000, respectively. Capital expenditures in both periods were primarily for major expansion projects in all of our product lines, for upgrading our information systems, and for several new and carryover maintenance projects throughout our company. In 2001, we received $7.9 million as part of a sale-leaseback transaction of newly-acquired machinery and equipment.


Net Cash Provided By Financing Activities

Net cash provided by financing activities was $61.0 million for the nine months ended September 30, 2001, compared to a use of funds for financing activities of $2.7 million for the same period in 2000. The activity for the nine months ended September 30, 2001 primarily represented issuance of preferred stock and common stock for the acquisition of Uniplast and principal payments and revolving debt borrowings on the New Credit Facilities. In 2001, we prepaid $8.0 million of principal on our term loans under the New Credit Facilities. The activity for the nine months ended September 30, 2000 represented payments and borrowings on the Prior and New Credit Facilities and the financing transactions related to the 2000 Recapitalization.


Liquidity

As of September 30, 2001, we had approximately $70.5 million of working capital and approximately $70.9 million available under our $100.0 million Revolving Credit Facility. We had $5.0 million of letters of credit issued, which reduces the amount available for borrowings under our Revolving Credit Facility. As of September 30, 2001, the debt under the New Credit Facilities bore interest at a weighted average rate of 9.0%.

As of September 30, 2001, we had $3.8 million in cash and cash equivalents, of which the majority was held by our foreign subsidiaries. The effective tax rate of repatriating this money and future foreign earnings to the United States varies from approximately 25% to 45%, depending on various U.S. and foreign tax factors, including each foreign subsidiary's country of incorporation. High effective repatriation tax rates may limit our ability to access cash and cash equivalents generated by our foreign operations for use in our United States operations, including to pay principal, premium, if any, and interest on the Notes and the New Credit Facilities. For the nine months ended September 30, 2001, our foreign operations generated net income from continuing operations of approximately $4.8 million.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. The following risks and uncertainties, together with those discussed in our Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on August 10, 2001, are among the factors that could cause our actual results to differ materially from the forward-looking statements. There may be other factors, including those discussed elsewhere in this report, that may cause our actual results to differ materially from the forward-looking statements. Any forward-looking statements should be considered in light of these factors.

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

In the first quarter of 2001, we entered into certain interest rate collars, caps and swaps. We adopted SFAS No. 133 to account for these instruments as of January 1, 2001. Under the conditions of our credit facilities, we are required to obtain interest rate protection on 50% of our entire debt. See Note 7 to the condensed consolidated financial statement contained elsewhere in this report.

As a result of the mandatory redemption features, the carrying value of the Preferred Stock is increased each quarter to reflect accretion towards the $131.0 million redemption value at May 31, 2011, excluding accumulated dividends. The accretion for the nine months ended September 30, 2001 was $1.0 million. As of September 30, 2001, we have accrued dividends of approximately $21.0 million which is included as part of the liquidation value of the Preferred Stock.

                           PART II. OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On July 16, 2001, we issued the following equity securities in connection with (a) our acquisition of 100% of the outstanding shares of common stock of Uniplast Holdings Inc. pursuant to the stock purchase agreement dated as of June 15, 2001 and (b) the refinancing of a portion of the debt of Uniplast that we assumed as part of the acquisition consideration:

     o 34,677 shares of our common stock to the selling shareholders of Uniplast (of which 3,468 shares valued at approximately $1.7 million are subject to certain holdback arrangements and had not been delivered at closing or as of the date hereof); and

     o 29,000 shares of our Series A Cumulative Exchangeable Redeemable Preferred Stock, no par value (the "Preferred Stock"), and warrants (the "Preferred Stock Warrants") to purchase an additional 29,436 shares of our common stock to Southwest Films, LLC and certain other securityholders for which we received cash consideration of approximately $29.0 million in the aggregate. The Preferred Stock Warrants are exercisable at any time prior to May 31, 2011 at an exercise price of $0.01 per share. Each Preferred Stock Warrant entitles the holder to purchase 1.015 shares of common stock.

         On September 13, 2001, we issued 1,579 shares of our Preferred Stock and Preferred Stock Warrants to purchase an additional 1,603 shares of our common stock to certain holders of our common stock to whom we were obligated to make a preemptive rights offering. We received cash consideration of approximately $1.579 million in the aggregate for such securities. The Preferred Stock Warrants are exercisable at any time prior to May 31, 2011 at an exercise price of $0.01 per share. Each Preferred Stock Warrant entitles the holder to purchase 1.015 shares of common stock.

         In addition, on September 13, 2001, we issued 404 shares of our Preferred Stock and Preferred Stock Warrants to purchase an additional 410 shares of our common stock to members of our senior management. We received cash consideration of approximately $404,000 in the aggregate for such securities. The Preferred Stock Warrants are exercisable at any time prior to May 31, 2011 at an exercise price of $0.01 per share. Each Preferred Stock Warrant entitles the holder to purchase 1.015 shares of common stock.

We believe that the foregoing issuance of our equity securities in the third quarter of 2001 did not involve a public offering or sale of securities and were exempt from the registration requirements of the Securities Act pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act or Regulation D promulgated thereunder. No underwriters, brokers or finders were involved in any of these transactions.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)   Exhibits:

EXHIBIT NO.                EXHIBIT
-----------                -------
4.1 First Supplement Indenture, dated as of July 16, 2001, among Pliant Corporation, the New Note Guarantors party thereto, the existing Note Guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit
                4.3 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-65754)).

EXHIBIT NO.                EXHIBIT
-----------                -------

10.1 Amendment No. 1 and Waiver dated as of July 16, 2001 to the Stockholder's Agreement, dated as of May 31, 2000, among Pliant Corporation, Chase Domestic Investments, L.L.C. and each of the stockholders and warrantholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.3 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-65754)).

10.2 Amendment No. 1 and Waiver dated as of July 16, 2001 to the Securities Purchase Agreement dated as of May 31, 2000 among Pliant Corporation, and each of the purchasers of Pliant Corporation's preferred stock listed on the signature pages thereto (incorporated by reference to Exhibit 10.7 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-65754)).

10.3 Amendment No. 1 dated as of July 16, 2001 to the Warrant Agreement dated as of May 31, 2000 among Pliant Corporation and the initial warrantholders listed in Schedule I thereto (incorporated by reference to Exhibit 10.9 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-65754)).

10.4 Securities Purchase Agreement dated as of July 16, 2001 among Pliant Corporation and the purchasers of Pliant Corporation's preferred stock listed on the schedules thereto (incorporated by reference to Exhibit 10.10 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-65754)).

10.5 Amendment No. 2, dated as of July 10, 2001, to the Credit Agreement dated as of September 30, 1997, as amended and restated as of May 31, 2000 (incorporated by reference to Exhibit 10.13 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-65754)).

10.6 Supplement No. 1, dated as of July 19, 2001, to the Guarantee Agreement, dated as of September 30, 1997, as amended and restated as of May 31, 2000, among Pliant Corporation, each of the subsidiaries listed on Schedule I thereto and Bankers Trust Company, as Administrative Agent (incorporated by reference to Exhibit 10.15 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-65754)).

10.7 Supplement No. 1, dated as of July 19, 2001, to the Security Agreement, dated as of September 30, 1997, as amended and restated as of May 31, 2000, among Pliant Corporation, each of the subsidiaries listed on Schedule I thereto and Bankers Trust Company, as Collateral Agent (incorporated by reference to Exhibit 10.17 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-65754)).

10.8 Supplement No. 1, dated as of July 19, 2001, to the Pledge Agreement, dated as of September 30, 1997, as amended and restated as of May 31, 2000, among Pliant Corporation, each of the subsidiaries listed on Schedule I thereto and Bankers Trust Company, as Collateral Agent (incorporated by reference to Exhibit 10.19 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-65754)).

EXHIBIT NO.                EXHIBIT
-----------                -------
10.9 Supplement No. 1, dated as of July 19, 2001, to the Indemnity, Subrogation and Contribution Agreement, dated as of September 30, 1997, as amended and restated as of May 31, 2000, among Pliant Corporation, each of the subsidiaries listed on Schedule I thereto and Bankers Trust Company, as Collateral Agent (incorporated by reference to Exhibit 10.21 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-65754)).



         (b) We filed a current report on Form 8-K dated July 18, 2001 to announce the completion of our acquisition of all of the outstanding shares of Uniplast Holdings Inc.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PLIANT CORPORATION



                              /s/ Brian E. Johnson
                              -----------------------------------
                              BRIAN E. JOHNSON
                              Executive Vice President and
                              Chief Financial Officer
                              (Authorized Signatory and
                              Principal Financial and Accounting Officer)




Date: November 13, 2001