Form 10-K405
period 2001-12-31
PLIANT CORP
filed 2002-03-20
CIK 1049442

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-K

(Mark One)

[x]    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934 For the
       transition period from                                     to
                                                          --------  ---------

                        Commission File Number 333-40067

                               PLIANT CORPORATION
           (Exact Name of the Registrant as Specified in its Charter)



   Utah                                                 87-0496065
   ----                                                 ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                         1515 Woodfield Road, Suite 600
                              Schaumburg, IL 60173
                                 (847) 969-3300
          (Address of principal executive offices and telephone number)


        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At February 28, 2002 there were 596,556 outstanding shares of common stock. As of such date, 67,722 of the outstanding shares of common stock were held by persons other than affiliates of the Registrant having an aggregate market value (based on the price at which the shares were sold in the recapitalization) of approximately $32.7 million. There is no established trading market for the Registrant's common stock.

================================================================================

     This report contains certain forward-looking statements that involve risks and uncertainties, including statements about our plans, objectives, goals, strategies and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements. Some of the factors that could negatively affect our performance are discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statement for Forward-Looking Information" and elsewhere in this report.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Pliant Corporation (formerly known as Huntsman Packaging Corporation) ("Pliant," the "Company," "we" or "us"), with 2001 revenues of approximately $840.4 million, is one of North America's leading manufacturers of value-added films and flexible packaging for food, personal care, medical, agricultural and industrial applications. We offer one of the most diverse product lines in the film industry and have achieved leading market positions in each of our major product lines. We believe our market leadership is primarily attributable to our strategy of building strong relationships with market-leading customers, by offering a broad line of innovative products and by providing technological leadership through our modern and low-cost manufacturing facilities. Our products are frequently highly engineered and are important components of, or provide critical attributes to, our customers' end-products. We operate 26 manufacturing and research and development facilities worldwide and we currently have approximately 1.0 billion pounds of annual production capacity.

     The Company was founded in 1992, and for several years, operated as a subsidiary of Huntsman Corporation. In September 1997, the Company was "split off" from Huntsman Corporation. The separation from Huntsman Corporation allowed us to independently pursue our value-added films business, implement our strategy of growing our market position through superior products, technology and synergistic acquisitions, and improve our financial and operating performance.

RECAPITALIZATION

     On May 31, 2000, we consummated a recapitalization pursuant to an agreement dated March 31, 2000 among us, our then existing stockholders and an affiliate of J.P. Morgan Partners, LLC (formerly Chase Capital Partners), whereby the affiliate acquired majority control of our common stock. The total consideration paid in the recapitalization was approximately $1.1 billion, including transaction costs. Pursuant to the recapitalization agreement:

     o we redeemed all of the shares of our common stock held by Jon M. Huntsman, our founder, then majority stockholder and then Chairman of the Board;

     o an affiliate of J.P. Morgan Partners, LLC purchased approximately one-half of the shares of our common stock held collectively by The Christena Karen H. Durham Trust and by members of our current and former senior management;

     o an affiliate of J.P. Morgan Partners, LLC and certain other institutional investors purchased shares of common stock directly from us;

     o the trust and the management investors retained or "rolled-over" approximately one-half of the shares of our common stock collectively owned by them prior to the recapitalization; and

     o we issued to an affiliate of J.P. Morgan Partners, LLC and to certain other institutional investors a new series of senior cumulative exchangeable redeemable preferred stock and detachable warrants for our common stock.

     In connection with the recapitalization, we offered to purchase in a tender offer all of our $125.0 million principal amount of 9 1/8% senior subordinated notes due 2007. We also solicited and received the requisite consents from tendering holders of the 9 1/8% senior subordinated notes to amend the related indenture to permit us to effect the recapitalization, the offering of $220.0 million principal amount of 13% Senior Subordinated Notes due 2010 (the "Old Notes") and the incurrence of borrowings under our credit facilities. On May 31, 2000, we purchased all of the $125.0 million of 9 1/8% senior subordinated notes tendered and discharged our obligations under the related indenture.

     On May 31, 2000, we refinanced all amounts outstanding under our then existing credit facility and replaced it with amended and restated senior secured credit facilities.

     In connection with the recapitalization, we issued 220,000 units consisting of $220 million principal amount of 13% Senior Subordinated Notes due 2010 (the "Old Notes") and warrants to purchase 18,532 shares of our common stock. The units were issued at a discount of approximately $5.9 million. The units were issued in a transaction exempt from the registration requirements under the Securities Act. On August 29, 2000, our registration statement relating to the exchange of the Old Notes for 13% Senior Subordinated Notes registered under the Securities Act was declared effective by the SEC, and, as a result, the Old Notes and the note warrants became separated. We consummated the exchange offer and issued $220.0 million of registered Notes for all of the Old Notes on October 12, 2000.

     As a result of the recapitalization, we changed our name to Pliant Corporation on October 9, 2000.

CONTROLLING SHAREHOLDERS

     Southwest Industrial Films, LLC owns approximately 53% of our outstanding common stock and 62% of our preferred stock warrants to purchase common stock. Flexible Films, LLC, owns approximately 58% of our outstanding preferred stock. Southwest Industrial Films, LLC and Flexible Films LLC are subsidiaries of J.P. Morgan Partners (BHCA), L.P. J.P. Morgan Partners, LLC serves as investment advisor to J.P. Morgan Partners (BHCA), L.P. J.P. Morgan Partners, LLC is the private equity group of J.P. Morgan Chase & Co., which is one of the largest financial holding companies in the U.S., and J.P. Morgan Partners, LLC is one of the largest private equity organizations in the U.S., with over $20 billion under management. Through its affiliates, J.P. Morgan Partners, LLC invests in leveraged buyouts, recapitalizations and venture capital opportunities by providing equity and mezzanine capital.

RECENT ACQUISITION

     On July 16, 2001, we acquired 100% of the outstanding shares of common stock of Uniplast Holdings Inc., a manufacturer of multi-layer packaging films, industrial films and cast-embossed films in the United States and Canada. The transaction was valued at approximately $56.0 million, consisting of the assumption of approximately $40.3 million of debt and the issuance of 32,391 shares of our common stock valued at approximately $15.7 million to the selling shareholders of Uniplast.

     At the closing of the Uniplast acquisition, we refinanced approximately $37 million of the assumed debt with proceeds of $29 million from the July 16, 2001 private placement of preferred stock and preferred stock warrants to our existing holders of preferred stock and to an affiliate of a selling stockholder of Uniplast and from borrowings under our revolving credit facility. In addition, we entered into an amendment to our credit facilities. We may incur additional borrowings under our revolving credit facility to refinance the remainder of the assumed debt.

     Under our stockholders' agreement, we were required to make a preemptive rights offering of additional shares of preferred stock and preferred stock warrants to holders of our common stock as a result of the $29 million private placement of preferred stock and preferred stock warrants described above. In addition to the preemptive rights offering, we also offered preferred stock and preferred stock warrants to certain of our officers. On September 13, 2001, we completed the preemptive rights offering and the offering to our officers and sold 1,983 shares of preferred stock and preferred stock warrants to purchase approximately 2,012 shares of our common stock to certain holders of our common stock and certain of our officers. We received cash consideration of approximately $2.0 million in the aggregate.

INDUSTRY OVERVIEW AND MARKET SHARE DATA

     According to the Flexible Packaging Association, the North American market for flexible packaging was approximately $19.7 billion in 2001 and has grown at a CAGR of approximately 4.8% from 1992 to 2001. The flexible packaging industry consists generally of plastic films, wax papers and aluminum foils. The plastic film industry serves a variety of flexible packaging markets, as well as secondary packaging and non-packaging end markets, including food, pharmaceutical and medical, personal care, household, industrial and agricultural markets. We estimate that North American plastic film manufacturers produced approximately 16.7 billion pounds of film in 2001.

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

     Recent advancements in film extrusion and resin technology have produced new, sophisticated films that are thinner and stronger and have better barrier and sealant properties than other materials or predecessor films. These technological advances have facilitated the replacement of many traditional forms of rigid packaging with film-based, flexible packaging that is lighter, is lower in cost and has enhanced performance characteristics, such as oxygen and moisture barriers, printability and durability. For example, in consumer applications, stand-up pouches that use plastic films are now often used instead of paperboard boxes, glass jars and metal cans. In industrial markets, stretch and shrink films continue to replace corrugated boxes and metal strapping to unitize, bundle and protect items during shipping and storage.

     All market share data presented in this report are for the year ended December 31, 2001. Unless otherwise indicated, the market share and industry data used throughout this report were obtained primarily from internal company surveys and management estimates based on these surveys and our management's knowledge of the industry. Although third-party industry and market data exist for the flexible packaging industry, third-party industry and market data on the film industry in which we participate are not readily available. Where we have relied on third-party market and industry data, we have so noted. The Flexible Packaging Association and Mastio & Company were the primary sources for third-party industry data. The flexible packaging market, as defined by the Flexible Packaging Association in compiling such data, does not include certain of the products we sell, including many of our industrial films, and includes certain products we do not sell, such as wax papers and aluminum foils. We believe, however, that trends affecting the flexible packaging industry, as defined by the Flexible Packaging Association, also affect many of the markets into which we sell. Industry surveys and publications generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy and completeness of such information. We have not independently verified any of the data from third-party sources. Similarly, internal company surveys and management estimates, while we believe them to be reliable, have not been verified by any independent sources. While we are not aware of any misstatements regarding our industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under the caption "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statement for Forward-Looking Information" in this report.

PRODUCTS, MARKETS AND CUSTOMERS

     Our products are sold into numerous markets for a wide variety of end uses and are offered through three operating segments: Specialty Films, Design Products and Industrial Films.

     Specialty Films

     Specialty Films accounted for 45.3%, 45.7% and 49.0% of our net sales in 2001, 2000 and 1999, respectively. Our Specialty Films include personal care films, medical films, converter films, barrier and custom films, and agricultural films. Our Specialty Film customers include Baxter, Becton-Dickinson, General Mills, Johnson & Johnson, Kimberly-Clark, Kraft/Nabisco, Lawson Mardon, Pechiney, Printpack, Ralston Foods, Sonoco and Tyco/Kendall Healthcare.

     Personal Care. We are a leading producer of personal care films used in disposable diapers, feminine care products and adult incontinence products. Personal care films must meet diverse and highly technical specifications. Many of these films must "breathe," allowing water vapors to escape. In some applications, the softness or "quietness" of the film is important, as in adult incontinence products. A significant portion of our Specialty Films business consists of the sale of personal care films to Kimberly-Clark Corporation and its affiliates. Kimberly-Clark Corporation is our largest customer and accounts for approximately 29% of our Specialty Films net sales and 13% of our 2001 consolidated net sales. We are one of North America's leading producers of personal care films, with an estimated market share of approximately 42%, based on sales dollars.

     Medical. We are a specialized niche manufacturer of medical films. Our medical films are used in disposable surgical drapes and gowns. We also produce protective packaging for medical supplies, such as disposable syringes and intravenous fluid bags. In addition, our products include packaging for disposable medical devices. Our medical films are manufactured in "clean-room" environments and must meet stringent barrier requirements. A sterile barrier is necessary to provide and assure the integrity of the devices and to prevent contamination and tampering. These films must also be able to withstand varied sterilization processes.

     Converter. Converter films are sold to converters of flexible packaging who laminate them to foil, paper or other films, print them, and ultimately fabricate them into the final flexible packaging product. Our converter films are a key component in a wide variety of flexible packaging products, such as fresh-cut produce packages, toothpaste tubes and stand-up pouches. Generally, our converter films add value by providing the final packaging product with specific performance characteristics, such as moisture, oxygen or odor barriers, ultraviolet protection or desired sealant properties. Because converter films are sold for their sealant, barrier or other properties, they must meet stringent performance specifications established by the converter, including gauge control, clarity, sealability and width accuracy. We are a leader in introducing new converter film products to meet flexible packaging industry trends and specific customer needs. We are North America's leading manufacturer of films sold to converters, with an estimated market share of approximately 39%.

     Barrier and Custom. We manufacture a variety of barrier and custom films, primarily for smaller, but profitable, niche segments in flexible packaging and industrial markets. For example, we are North America's second largest producer of films for cookie, cracker and cereal box liners, with an estimated market share of approximately 20%. We are also a leading manufacturer of barrier films for liners in multi-wall pet food bags, films for photoresist coatings for the electronics industry, and films for the protection and transportation of sheet molding compound, used in the manufacture of boats and automotive parts.

     Agricultural. We are a leading manufacturer of polyethylene mulch films that are sold to fruit and vegetable growers and to nursery operators. Our mulch films are used extensively in North America and Latin America. Commercial growers of crops like peppers, tomatoes, cucumbers and strawberries are the primary consumers of our mulch films. These crops are typically planted on raised beds that are tightly covered with mulch film. The mulch film eliminates or retards weed growth, significantly reduces the amount of water required by plants, controls soil bed temperatures for ideal growing conditions and allows easy application of fertilizer. We are one of North America's two largest producers of mulch films, with an estimated market share of approximately 36%.

     Design Products

     Design Products accounted for 25.4%, 25.5% and 22.5% of our net sales in 2001, 2000 and 1999, respectively. Our Design Products are primarily printed films and flexible packaging products. This reporting segment also includes our Mexican subsidiary, NEPSA, a leading producer of printed products for Mexico and other Latin American countries. NEPSA also produces personal care and barrier films for these markets. In 2001, approximately 23% of our Design Products sales were outside the United States, primarily in Mexico and Latin America.

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

     We are the leading manufacturer of films for the frozen foods market in North America, with an estimated market share of approximately 31%. In addition, we are the second largest manufacturer of films for the bread and bakery goods market in North America, with an estimated market share of approximately 24%.

     Our customers in this segment include IGA Fleming, Interstate Bakeries, Kimberly-Clark de Mexico, Mission Foods, Pepperidge Farm and Pictsweet.

     Industrial Films

     Our Industrial Films segment manufactures stretch and PVC films. Industrial Films accounted for 29.3%, 28.8% and 28.5% of our net sales in 2001, 2000 and 1999, respectively. In 2001, approximately 32% of our Industrial Films sales were outside the United States, primarily in Canada, Europe and Australia. Our customers in this segment include national distributors such as Bunzl, Unisource and xpedx, grocery chains, such as Albertson's, Kroger, Publix and Safeway, and end-users, such as General Mills and Wal-Mart.

     Stretch Films. Our stretch films are used to bundle, unitize and protect palletized loads during shipping and storage. Stretch films continue to replace more traditional packaging, such as corrugated boxes and metal strapping, because of stretch films' lower cost, higher strength, and ease of use. We are North America's fourth largest producer of stretch films, with an estimated market share of approximately 12%.

     PVC Films. Our PVC films are used by supermarkets, delicatessens and restaurants to wrap meat, cheese and produce. PVC films are preferred in these applications because of their clarity, elasticity and cling. We also produce PVC films for laundry and dry cleaning bags. Finally, we produce PVC films for companies that repackage the films in smaller cutterbox rolls for sale in retail markets in North America, Latin America and Asia. We are the second largest producer of PVC films in North America, with an estimated market share of approximately 27%. In addition, we are the leading producer of PVC films in Australia and the third largest producer in Europe, with estimated market shares of approximately 65% and 15%, respectively.

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

MANUFACTURING

     We have a modern and efficient portfolio of manufacturing assets. Over the past three years, excluding acquisitions, we have invested a total of $157.8 million to expand, upgrade and maintain our asset base and information systems. With 26 plants and 212 extrusion lines, we are often able to allocate lines to specific products. This results in fewer change-overs and more efficient use of capacity, effectively expanding our production capacity. Our multiple manufacturing sites and varied production capabilities also allow us to offer multiple plant service to our national customers. In addition, our large, efficient plants allow overhead to be allocated over higher volumes, providing lower unit costs. Generally, our manufacturing plants operate 24 hours a day, seven days a week.

     We manufacture our film products using both blown and cast extrusion processes. In each process, thermoplastic resin pellets are combined with other resins, plasticizers or modifiers in a controlled, high-temperature, pressurized process to create films with specific performance characteristics. In the cast film process, molten resin is extruded through a horizontal die onto a chill roll, where the film is quickly cooled. Blown film is produced by extruding molten resin through a circular die and chilled air ring to form a bubble as large as 55 feet high.

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

TECHNOLOGY AND RESEARCH AND DEVELOPMENT

     We believe our technology base and research and development support are among the best in the film industry. Our Newport News, Virginia research and development center employs 38 engineers, technical specialists and operators who provide the latest resin and extrusion technology to our manufacturing facilities and test new resins and process technologies. This 54,000 square foot technical center has a pilot plant with a 10 million pound annual capacity, with four extrusion lines. These extrusion lines include two blown lines, including a seven-layer line installed in 1999, and two cast lines, including a five-layer line. These pilot lines are staffed with 28 operating and supervisory personnel. These capabilities allow the technical center to run commercial "scale-ups" for new products.

     We are able to use our broad product offerings and technology to transfer technological innovations from one market to another. For example, our expertise in co-extrusion technology, gained from the production of converter and barrier films, and our expertise in applications involving metallocene and other specialty resins, have helped us produce thinner and stronger films for food packaging.

     Many of our customers work in partnership with our technical representatives to develop new, more competitive products. We have enhanced our relationships with these customers by providing the technical service needed to support commercialization of new products and by helping customers improve operational efficiency and quality throughout a product's life cycle. These customers, in order to ensure product quality and consistency for their own customers, do not change suppliers often, because supplier changes can be expensive and time-consuming. Qualifying a new supplier may take up to a year to complete and can, in some cases, cost over $1 million.

     We spent $9.8 million, $8.6 million and $5.5 million on research and development in 2001, 2000 and 1999, respectively, before giving effect to revenues from pilot plant sales.

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

     On October 9, 2000, we changed our name to Pliant Corporation. We do not believe the name change has had a significant impact on our business.

RAW MATERIALS

     Polyethylene, PVC, and other resins and additives constitute the major raw materials for our products. For the year ended December 31, 2001, resin costs comprised approximately 60% of our total manufacturing costs. The price of resins is a function of, among other things, manufacturing capacity, demand, and the price of crude oil and natural gas feedstocks. While temporary shortages of raw materials may occur from time to time, these items generally are considered to be readily available from numerous suppliers. Resin shortages or significant increases in the price of resin, however, could have a significant adverse effect on our business.

     Our major polyethylene resin suppliers are Chevron, Dow Chemical, Equistar and Exxon/Mobil. All resin is purchased at arm's length at prevailing market prices. Our major suppliers of PVC resin are OxyGeon and Shintech.

EMPLOYEES

     As of February 28, 2002, we had approximately 3,500 employees, of which approximately 1,200 employees were subject to a total of 11 collective bargaining agreements that expire on various dates between March 1, 2002 and March 7, 2007. We are currently renegotiating the agreement that expired on March 1, 2002. We consider our current relations with our employees to be good. However, if major work disruptions were to occur, our business could be adversely affected.

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

     The federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and similar state statutes, can impose liability for the entire cost of cleanup upon any of the current or former site owners or operators or parties who sent waste to the site, without regard to fault or the lawfulness of the original disposal activity.

     We were recently notified by the Georgia Environmental Protection Division (GAEPD) that a predecessor of the Company has been identified as a responsible party in a state Hazardous Site Response Act (HSRA) action. The state has conducted an emergency response to properly dispose of the wastes found at the site and to decommission the facility. After the completion of a comprehensive site investigation, the state will determine the scope and extent of remediation required. The state has identified approximately 2,000 responsible parties at this former solvent recovery operation. We do not expect our liability at this site to be material, based on the limited amount of waste that was sent to the site by our predecessor company and the large number of responsible parties.

     From time to time, contaminants from current or historical operations have been detected at some of our present and former sites, principally in connection with the removal or closure of underground storage tanks. The cost to remediate these sites has not been material, and we are not currently aware that any of our facility locations have material outstanding claims or obligations relating to contamination issues.

     In conjunction with the sale of a predecessor subsidiary's New Jersey polypropylene plant site in 1992, we agreed to indemnify the buyer for environmental losses of up to $5.0 million associated with conditions, if any, resulting from the predecessor subsidiary's operations at the plant site between January 1, 1988 and May 18, 1992. Pursuant to the sales agreement, the indemnity amount has been reduced by ten percent each year since May 12, 1997, and the indemnity expires altogether on May 8, 2002. Currently, we are not aware of any environmental issues at this site for which we will incur material liabilities under this indemnity.

COMPETITION

     The markets in which we operate are highly competitive on the basis of service, product quality, product innovation and price. Small and medium-sized manufacturers that compete primarily in regional markets predominate film and flexible packaging markets, and there are relatively few large national manufacturers. In addition to competition from many smaller competitors, we face strong competition from a number of large film and flexible packaging companies, including AEP, Bemis, Pechiney, Printpack and Tredegar. Some of our competitors are substantially larger, are more diversified, and have greater financial, personnel and marketing resources than we have, and, therefore, may have certain competitive advantages.

ITEM 2. PROPERTIES

     Our principal executive offices are located at 1515 Woodfield Road, Suite 600, Schaumburg, Illinois 60173. We also maintain a corporate office in Salt Lake City, Utah.

     We own most of the improved real property and other assets used in our operations. We lease all or part of six of the sites at which we have manufacturing operations. We also lease warehouse and office space at various locations. We consider the condition of our plants, warehouses and other properties and the other assets owned or leased by us to be generally good.

     Our principal manufacturing plants are listed below. Unless otherwise indicated, we own each of these properties.

     As part of our restructuring program announced in the fourth quarter of 2000, we closed our Dallas, Texas facility in December 2000 and sold it in March 2001. We closed our Birmingham, Alabama facility in the second quarter of 2001. In the third quarter of 2001, we closed the two facilities in Palmer, Massachusetts, acquired in the Uniplast acquisition. In the fourth quarter of 2001 we closed the facility in Columbus, Indiana, also acquired in the Uniplast acquisition. We believe that the capacities of our plants, after giving effect to these dispositions, are adequate to meet our current needs.

     We have an annual film production capacity of approximately one billion pounds. In 2001, we produced approximately 848 million pounds of films and flexible packaging products.

              SPECIALTY FILMS

              Bloomington, Indiana*
              Chippewa Falls, Wisconsin
              Dalton, Georgia
              Deerfield, Massachusetts
              Harrington, Delaware
              McAlester, Oklahoma
              Newport News, Virginia
              Odon, Indiana*
              Washington, Georgia
              Burrillville, Rhode Island

              DESIGN PRODUCTS

              Kent, Washington
              Langley, British Columbia*
              Macedon, New York+
              Mexico City, Mexico (NESPA)* (two plants)
              Shelbyville, Indiana
              Porte Allegra, Brazil

              INDUSTRIAL FILMS

              Calhoun, Georgia
              Danville, Kentucky
              Lewisburg, Tennessee
              Orillia, Canada (two plants)
              Merced, California
              Phillipsburg, Germany
              Preston, Australia*
              Toronto, Canada

-------------------------
*    Indicates a leased building.
+    Indicates a building that is approximately 95% owned and 5% leased.

ITEM 3. LEGAL PROCEEDINGS

     We are involved in litigation from time to time in the ordinary course of our business. In our opinion, none of such litigation is material to our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We did not submit any matters to a vote of security holders during the fourth quarter of 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     At February 28, 2002, we had 596,556 shares of common stock outstanding and there were 41 holders of record of our common stock. There is no established trading market for the Company's common stock.

     On July 16, 2001, we issued 32,391 shares of our common stock to the selling shareholders of Uniplast Holdings, Inc. in connection with the acquisition of 100% of the outstanding shares of common stock of Uniplast. We continue to hold an additional 313 shares in accordance with a holdback arrangement pending resolution of outstanding issues relating to the value of certain Uniplast assets. See Item 1 "Business" for a description of the Uniplast acquisition. We believe that this issuance of our common stock was exempt from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(2) thereof or Regulation D thereunder because this issuance did not involve a public offering or sale. No underwriters, brokers or finders were involved in this transaction.

     In connection with the acquisition of Uniplast, on July 16, 2001, we also issued 29,000 shares of our preferred stock and preferred stock warrants to purchase 29,436 shares of our common stock to our then existing holders of preferred stock and to an affiliate of a selling stockholder of Uniplast. The preferred stock warrants are exercisable at any time prior to May 31, 2011 at an exercise price of $0.01 per share. Each preferred stock warrant entitles the holder to purchase 1.015 share of common stock. We received cash consideration of $29 million in the aggregate. We used the proceeds from this offering to pay a portion of the cost of the Uniplast acquisition. We believe that this issuance of our preferred stock and preferred stock warrants was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof or Regulation D thereunder because this issuance did not involve a public offering or sale. No underwriters, brokers or finders were involved in this transaction.

     Under our stockholders' agreement, we were required to make a preemptive rights offering of additional shares of preferred stock and preferred stock warrants to holders of our common stock as a result of the $29 million private placement of preferred stock and preferred stock warrants described above. In addition to the preemptive rights offering, we also offered preferred stock and preferred stock warrants to certain of our officers. On September 13, 2001, we completed the preemptive rights offering and the offering to our officers and sold 1,983 shares of preferred stock and preferred stock warrants to purchase approximately 2,012 shares of our common stock to certain holders of our common stock and certain of our officers. The preferred stock warrants are exercisable at any time prior to May 31, 2011 at an exercise price of $0.01 per share. Each preferred stock warrant entitles the holder to purchase 1.015 shares of common stock. We received cash consideration of approximately $2.0 million in the aggregate. We used the proceeds from the preemptive rights offering and the offering to our officers to repay borrowings under our credit facility. We believe that this issuance of our preferred stock and preferred stock warrants was exempt from the registration requirements of the Securities Act pursuant to
Section 4(2) thereof or Regulation D thereunder because this issuance did not involve a public offering or sale. No underwriters, brokers or finders were involved in this transaction.

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

                                                                                         YEARS ENDED DECEMBER 31,
                                                                           ----------------------------------------------------
                                                                           2001        2000        1999        1998        1997
                                                                           ----        ----        ----        ----        ----
                                                                                          (DOLLARS IN MILLIONS)

STATEMENT OF OPERATIONS DATA:
Net sales......................................................          $840.4      $843.8      $813.7      $681.1      $468.9
Cost of sales..................................................           665.1       696.7       655.7       561.6       410.8
                                                                          -----       -----       -----       -----       -----

Gross profit...................................................           175.3       147.1       158.0       119.5        58.1
Total operating expenses(1)....................................           101.1       132.7        82.0        70.1        45.0
                                                                          -----       -----       ----        ----        ----

Operating income...............................................            74.2        14.4        76.0        49.4        13.1
Interest expense...............................................           (76.0)      (68.5)      (44.0)      (37.5)      (17.0)
Other income (expense), net....................................             6.5         0.3         0.4        (0.8)        0.7
                                                                          -----       -----       -----       -----       -----

Income (loss) before income taxes, discontinued operations and
   extraordinary item .........................................             4.7       (53.8)       32.4        11.1        (3.2)
Income tax expense (benefit)...................................             6.8       (14.3)       14.1         8.6        (0.5)
                                                                          -----       -----       -----       -----       -----
Income (loss) before discontinued operations and extraordinary item        (2.1)      (39.5)       18.3         2.5        (2.7)
Income from discontinued operations(2).........................               -           -           -         0.6         3.1
Gain on sale of discontinued operations(2).....................               -           -           -         5.2           -
Extraordinary item(3)..........................................               -       (11.3)          -           -           -
                                                                          -----       -----       -----       -----       -----

Net income (loss)..............................................           $(2.1)      $(50.8)     $18.3        $8.3        $0.4
                                                                          ======      ======      =====       =====       =====

OTHER FINANCIAL DATA:

EBITDA(4)......................................................          $130.1        $76.2     $114.7       $80.6       $39.5
Cash flows from operating activities...........................            30.3         60.3       51.4        45.5        28.6
Cash flows from investing activities...........................           (87.3)       (65.6)     (46.0)     (314.8)      (87.2)
Cash flows from financing activities...........................            55.0          0.3      (16.7)      275.9        63.2
Depreciation and amortization..................................            47.0         39.5       35.0        27.1        16.4
Plant closing costs, net(5)....................................            (4.6)        19.4        2.5         4.9         9.3
Non-cash stock-based compensation expense......................             7.0          2.6        0.8           -           -
Capital expenditures...........................................            56.4         65.6       35.7        52.1        17.9
Ratio of earnings to fixed charges(6)..........................             1.1x           -        1.7x        1.3x          -

BALANCE SHEET DATA (AT PERIOD END):

Cash and cash equivalents......................................            $4.8        $3.1        $9.1       $19.2       $12.4
Working capital................................................            58.4        57.6       103.8        93.4        94.1
Total assets...................................................           851.7       785.0       769.0       734.3       400.4
Total debt.....................................................           713.3       687.4       510.4       524.9       250.5
Total liabilities..............................................           903.0       885.9       675.4       662.5       337.4
Redeemable preferred stock(7)..................................           126.1        88.7           -           -           -
Redeemable common stock........................................            16.8        16.5         2.9         1.2           -
Stockholders' equity (deficit).................................          (194.5)     (206.0)       90.7        70.6        63.0

(1) Total operating expenses for 2000 include $10.8 million of costs related to the recapitalization and related transactions, $10.8 million of fees and expenses relating to our supply chain cost initiative, $19.6 million of plant closing costs, $7.1 million of costs related to the relocation of our corporate headquarters and a reduction in force, and $2.6 million of non-cash stock-based compensation expense. Total operating expenses for 2001 include $7.0 million of non-cash stock-based compensation expense, $3.0 million of plant closing costs, $4.0 million of costs related to the relocation of our corporate headquarters, $6.0 million of fees and expenses relating to our supply chain cost initiative, and a $3.0 million increase in depreciation expenses relating primarily to the purchase of a new computer system.

(2) In 1998, we sold our entire interest in our foam products operations, which were operated exclusively in Europe. The financial position and results of operations of this separate business segment are reflected as discontinued operations for the applicable years presented.

(3) In 2000, we refinanced most of our long-term debt and recorded an extraordinary loss to write-off unamortized deferred debt issuance costs. In addition, during 2000, we recorded an extraordinary loss related to our tender offer for our 9 1/8% senior subordinated notes due 2007.

(4) EBITDA is defined as income before discontinued operations, extraordinary items, interest expense, income taxes, depreciation, amortization, plant closing costs and non-cash stock-based compensation expense. We believe EBITDA information enhances an investor's understanding of a company's ability to satisfy principal and interest obligations with respect to its indebtedness and to utilize cash for other purposes. In addition, EBITDA is used as a measure in the indenture in determining our compliance with certain covenants. However, the EBITDA as defined in the indenture for debt incurrence purposes is computed with additional adjustments not reflected in the above computation. EBITDA does not represent and should not be considered as an alternative to net income or cash flows from operating activities as determined by U.S. generally accepted accounting principles and may not be comparable to other similarly titled measures of other companies. In addition, there may be contractual, legal, economic or other reasons which may prevent us from satisfying principal and interest obligations with respect to our indebtedness and may require us to allocate funds for other purposes.

(5) We incurred $3 million of plant closing costs in 2001 related primarily to the relocation of production lines acquired in connection with the Uniplast acquisition. Due to our decision not to proceed with our previously announced closure of our Harrington plant, approximately $7.6 million of the costs accrued for plant closures in 2000 was credited to plant closing costs in the statement of operations for 2001.

(6) Earnings consist of income before income taxes plus fixed charges. Fixed charges consist of (i) interest, whether expensed or capitalized, (ii) amortization of debt issuance costs and (iii) an allocation of one-third of the rental expense from operating leases, which we consider to be a reasonable approximation of the interest factor of operating lease payments. In 2000 and 1997 earnings were insufficient to cover fixed charges by approximately $53.8 million, and $3.2 million, respectively.

(7) The amount presented for 2000 includes proceeds of $100 million from the issuance of preferred stock, plus the accued and unpaid dividend of $8.4 million, less the unamortized value of preferred stock warrants of $18.2 million and unamortized issuance costs of $1.5 million. The amount presented for 2001 includes proceeds of $131.0 million from the issuance of preferred stock in 2000 and 2001, plus the accrued and unpaid dividend of $26.2 million less the unamortized value of preferred stock warrants of $29.6 million and unamortized issuance costs of $1.5 million.

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

GENERAL

     We derive our revenues, earnings and cash flows from the sale of film and flexible packaging products throughout the world. We manufacture these products at 26 facilities located in North America, Europe and Australia. Our net sales have grown primarily as a result of strategic acquisitions made over the past several years, increased levels of production at acquired facilities, return on capital expenditures and the overall growth in the market for film and flexible packaging products. Our most recent acquisitions include:

     o In July 2001, we acquired 100% of the outstanding stock of Uniplast Holdings Inc., a manufacturer of multi-layer packaging films, industrial films and cast-embossed films, with operations in the United States and Canada, for approximately $56.0 million.

     o In October 1999, we acquired the assets of KCL Corporation, including its plastic slider and zipper closure technology and its polyethylene bag making and printing facilities in Shelbyville, IN and Dallas, TX for approximately $11.5 million.

     In order to further benefit from these acquisitions, we ceased operations at certain less efficient manufacturing facilities and relocated equipment to more efficient facilities. In addition, we sold certain assets and restructured and consolidated our operations and administrative functions. As a result of these activities, we increased manufacturing efficiencies and product quality, reduced costs, and increased operating profitability. As part of this process, in 2001 and 2000 we undertook the following significant divestitures and closures of manufacturing facilities:

     o In 2001, in connection with the acquisition of Uniplast, we announced a plan to close three of Uniplast's six plants, move certain purchased assets to other locations and to terminate the sales, administration and technical employees of Uniplast. All three of these plants were closed in 2001 and we intend to sell all three plants. During 2001 we paid approximately $1.9 million in severance costs, which were part of the $3.0 million accrued for such costs in purchase accounting. In addition, we expensed approximately $3.0 million for the relocation of equipment and other closing costs, as part of plant closing costs, as reflected in the statement of operations for the year ended December 31, 2001.

     o In 2000, we announced our plan to close our Dallas, Texas, Birmingham, Alabama, and Harrington, Delaware facilities. On March 5, 2001, we sold our Dallas, Texas facility, which was formerly owned by KCL Corporation, to Tech Plastics and affiliated entities for approximately $1.4 million. We closed our Birmingham facility in the second quarter of 2001. In light of changes in customer demand and our acquisition of Uniplast, we reconsidered our plans to close the Harrington facility and instead downsized that facility.

     As part of our efforts to consolidate administrative functions and improve the efficiency of our operations, we began a company-wide supply chain cost initiative in the fourth quarter of 1999 with the assistance of A.T. Kearney, a management consulting firm. This initiative focused on improving efficiency through improvements to our procurement, logistics, planning and production processes. We began implementing specific improvement projects in March 2000, and all identified projects were fully implemented by the end of the second quarter of 2001.

     On May 31, 2000, we consummated the recapitalization pursuant to an agreement dated March 31, 2000 among us, our then existing stockholders and an affiliate of J.P. Morgan Partners, LLC. The recapitalization was valued at approximately $1.1 billion, including transaction costs. See Item 1. "Business" and Notes 1 and 6 to the consolidated financial statements included elsewhere in this report for a discussion of the transactions that occurred in connection with the recapitalization and the related financing thereof.

     Following the recapitalization, we implemented certain other cost saving initiatives during the fourth quarter of 2000. These included the following:

     o We announced the closure of certain facilities as discussed above and the relocation of our corporate headquarters from Salt Lake City, Utah to Schaumburg, Illinois.

     o We announced a company-wide reduction in workforce of approximately 50 salaried and nonsalaried positions.

     We incurred plant closing costs and additional administrative and other expenses due to the foregoing of approximately $26.7 million in the fourth quarter of 2000, of which approximately $10 million consisted of a cash charge. We realized annual savings of approximately $15 million from these cost initiatives.

     During 2001, we continued the transition of our corporate headquarters from Salt Lake City, Utah to Schaumburg, Illinois, and we made certain changes in our management. During the first quarter of 2001, we incurred non-cash stock-based compensation expense of approximately $7.0 million as a result of certain modifications to our senior management employment arrangements with two executive officers. See Note 10 to the consolidated financial statements included elsewhere in this report for a discussion of the components of this charge.

CRITICAL ACCOUNTING POLICIES

     We have adopted accounting policies that require us to make estimates about the effect of matters that are uncertain and to make difficult, subjective and complex judgments. We believe that the following accounting policies are the most critical because they have the greatest impact on the presentation of our financial condition and results of operations.

     Accounts Receivable. We evaluate accounts receivable on a quarterly basis and review any significant customers with delinquent balances to determine future collectibility. We base our determinations on legal issues (such as bankruptcy status), past history, current financial and credit agency reports, and the experience of the credit representatives. We reserve accounts that we deem to be uncollectible in the quarter in which we make the determination. We maintain additional reserves based on our historical bad debt experience. Although there is a greater risk of uncollectibility in an economic downturn, we believe, based on past history and proven credit policies, that the net accounts receivable as of December 31, 2001 are of good quality.

     Retirement Plans. We value retirement plan assets and liabilities based on assumptions and valuations determined by an independent actuary. Although we review and concur with the actuary's assumptions, these assumptions are subject to the occurrence of future events, which are out of our control and could differ materially from the amounts currently reported.

RESULTS OF OPERATIONS

     The following table sets forth net sales, expenses, and operating income, and such amounts as a percentage of net sales, for the years ended December 31, 2001, 2000 and 1999.

                                                                         YEAR ENDED DECEMBER 31,
                                        -----------------------------------------------------------------------------------------
                                                 2001                              2000                             1999
                                        ---------------------              ----------------------           ---------------------
                                                                          (dollars in millions)
Net sales                              $840.4           100.0%            $843.8            100.0%         $813.7           100.0%
Cost of sales                           665.1            79.2              696.7             82.6           655.7            80.6
                                        -----            ----              -----             ----           -----            ----
Gross profit                            175.3            20.8              147.1             17.4           158.0            19.4
Total operating expenses                101.1            12.0              132.7             15.7            82.0            10.1
                                        -----            ----              -----             ----            ----            ----
Operating income                        $74.2             8.8%             $14.4              1.7%          $76.0             9.3%
                                        =====            ====              =====              ===           =====             ===

YEAR ENDED DECEMBER 31, 2001 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2000

     Net Sales. Net sales decreased by $3.4 million, or 0.4%, to $840.4 million for 2001 from $843.8 million for 2000. An increase in sales volume of 5.8% was more than offset by a decrease in selling prices of 5.9%. In the markets we serve, the average selling prices of our products generally increase or decrease as the price of resins, our primary raw material, increases or decreases. Average resin prices for the year ended December 31, 2001 were 13% lower than the average resin prices for the year ended December 31, 2000. The increase in sales volume for 2001 was primarily due to the Uniplast acquisition and increased sales volume of personal care film, medical film, agricultural film, printed film and stretch film. For 2001, we had total net trade sales volume of
819.8 million pounds, compared with 775.0 million pounds in 2000.

     Gross Profit. Gross profit increased by $28.2 million, or 19.2%, to $175.3 million for 2001 from $147.1 million for 2000. This increase was primarily due to increased margins and higher sales volumes discussed above. The margins increased principally due to decreases in raw material prices that were greater than the reduction in resulting selling prices to customers and changes in product mix. In addition, average conversion costs per pound at our plants were lower due to higher production and reductions in fixed conversion costs due to plant closures.

     Total Operating Expenses. Total operating expenses decreased by $31.6 million, or 23.8%, to $101.1 million for 2001 from $132.7 million for 2000. The decrease was due primarily to unusually high operating costs in 2000 and the reversal during 2001 of certain prior accruals for plant closure costs.

     Our operating costs were significantly higher in 2000 due primarily to five significant items:

     o $10.8 million of costs related to the recapitalization and related transactions;

     o $10.8 million of costs relating to our company-wide supply chain cost initiative;

     o    $19.6 million of costs relating to plant closures;

     o $7.1 million of costs relating to the relocation of our corporate headquarters, the closure of our divisional office in Dallas, Texas and a company-wide reduction in force of approximately 50 positions; and

     o $2.6 million of non-cash compensation expense related to the vesting of performance-based stock options in connection with the recapitalization and related transactions.

     Due to our decision not to proceed with our previously announced closure of our Harrington plant, approximately $7.6 million of the costs accrued for plant closures in 2000 has been credited to plant closing costs in the statement of operations for the year ended December 31, 2001.

     As a percentage of net sales, operating expenses decreased to 12.0% for 2001, compared to 15.7% for 2000. Although operating expenses decreased significantly in 2001, operating expenses continued to represent a higher percentage of our net sales as compared to historical levels prior to 2000. This was due primarily to five significant items:

     o $7.0 million of non-cash stock-based compensation charges related to two executive officers during the first quarter of 2001;

     o $3.0 million of plant closing costs incurred during the fourth quarter of 2001, related primarily to the relocation of production lines as a result of the Uniplast acquisition;

     o $4.0 million of costs we continued to incur during the first quarter of 2001 in connection with the relocation of our corporate headquarters from Salt Lake City, Utah to Schaumburg, Illinois;

     o $6.0 million of fees and expenses we continued to incur in connection with our company-wide supply chain cost initiative, which was fully implemented by the end of the second quarter of 2001; and

     o $3.0 million increase in depreciation expenses due primarily to our purchase of a new computer system.

     The stock-based compensation charges for 2001 included a $1.0 million non-cash charge related to a severance agreement with an executive officer, which modified our right to repurchase shares of our common stock. In addition, we recorded $6.0 million of non-cash stock-based compensation expense in the first quarter of 2001 related to amendments to note agreements with another executive officer, which were entered into in connection with the sale of restricted stock in 1999 and 2000.

     Operating Income. Operating income increased by $59.8 million, or 413%, to $74.2 million for 2001 from $14.4 million for 2000, as a result of the factors discussed above.

     Interest Expense. Interest expense increased by $7.5 million, or 11%, to $76.0 million for 2001 from $68.5 million for 2000. This increase was principally a result of the recapitalization in May 2000. The increased interest expense attributable to increased borrowings was partially offset by a reduction in LIBOR which decreased the variable interest rate on our term debt.

     Income Tax Expense (Benefit). In 2001, our income tax expense was $6.8 million, compared to an income tax benefit of $14.2 million in 2000. These amounts represent effective tax rates of 143.8% and 26.5% for the years ended December 31, 2001 and 2000, respectively. The fluctuation in income tax expense (benefit) relates primarily to the fluctuation in our income (loss) before income taxes for the years presented. The fluctuation in the effective tax rate is principally the result of foreign tax rate differences and amortization of goodwill, which are relatively fixed and therefore have a greater impact on the effective rate in years in which our pre-tax income or loss is relatively low. Pretax income in 2001 was $4.7 million as compared to a pre-tax loss of $53.8 million in 2000. As of December 31, 2001, our deferred tax assets totaled approximately $46.0 million of which $30.6 million related to net operating loss carryforwards. Our deferred tax liabilities totaled $69.6 million. Future reversals of existing deferred tax liabilities are expected to generate sufficient taxable income to allow us to realize our deferred tax assets. Accordingly, no valuation allowance is required against our deferred tax assets.

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1999

     Net Sales. Net sales increased by $30.1 million, or 3.7%, to $843.8 million for 2000 from $813.7 million for 1999. The increase was the result of a 6.4% increase in our average selling prices partially offset by a 2.6% decrease in our sales volume. The average selling price increase was primarily due to the general pass-through to customers of increased resin costs. For 2000, we had total net trade sales volume of 775.0 million pounds, compared with 795.3 million pounds in 1999. This decrease in sales volume was primarily due to inventory de-stocking, product line rationalizations by our customers and insourcing by one of our most significant customers of a specific film product.

     Gross Profit. Gross profit decreased by $10.9 million, or 6.9%, to $147.1 million for 2000 from $158.0 million for 1999. This decrease was primarily due to reduced gross profit margins, which more than offset the increase in net sales for the period. The decrease in gross profit margins was due to a less favorable product mix and associated line start up and changeover inefficiencies. As a percentage of sales, raw material costs were 1.21% higher in 2000 than 1999. Gross margin was also impacted by cash conversion costs which were higher for 2000 than 1999 due to increases in direct labor, packaging, energy and indirect plant costs.

     Total Operating Expenses. Total operating expenses increased by $50.7 million, or 61.8%, to $132.7 million for 2000 from $82.0 million, for 1999. Most of the increase resulted from five significant items, which accounted for $47.4 million of the $50.7 million increase. Excluding these five significant items, operating expenses as a percentage of net sales were 10.1% for both 2000 and 1999.

     Costs relating to the recapitalization and related transactions constituted the first significant item affecting total operating expenses. We incurred $10.8 million of costs related to the transactions. These costs consisted of long-term incentive compensation expense of $5.0 million, $3.7 million of incentive compensation under a "stay bonus" plan, and transaction fees and expenses of $2.1 million. Under the provisions of our long-term incentive plans, certain incentive payments were due upon a "change of control" in our ownership. Both the "stay bonus" and long-term compensation were paid during 2000.

     The second significant item affecting total operating expenses was our company-wide supply chain cost initiative. We incurred fees and expenses during 2000 totaling $10.8 million in connection with this initiative. We began our supply chain initiative in the fourth quarter of 1999. The project focused on improving the efficiency of our operations and was fully implemented by the end of the second quarter of 2001.

     The third significant item affecting total operating expenses was plant closing costs. We incurred $19.6 million of closing costs in 2000 related to the closure of our Dallas, Texas facility and the announced closures of our Birmingham, Alabama and Harrington, Delaware facilities. This was partially offset by $0.2 million of reversals to previous accruals. We had plant closing costs of $2.5 million in 1999.

     The fourth significant item affecting total operating expenses was the announced closures of our headquarters facility in Salt Lake City, Utah, and our divisional office in Dallas, Texas, and a company-wide reduction in workforce of approximately 50 positions. These costs amounted to $7.1 million in 2000.

     The fifth significant item affecting total operating expenses was non-cash stock-based compensation expense. We incurred non-cash stock-based compensation expense of approximately $2.6 million related to outstanding options to purchase our common stock. As a result of the recapitalization and related transactions, the stock options fully vested and became exercisable upon the consummation of the transactions. The $2.6 million non-cash stock-based compensation expense recognizes the vesting of all performance-based stock options based on the estimated per share purchase price implied in the transactions. We incurred $0.8 million of non-cash stock-based compensation expense in 1999.

     Operating Income. Operating income decreased by $61.6 million, or 81.1%, to $14.4 million for 2000 from $76.0 million for 1999, as a result of the factors discussed above. Excluding the five significant items described above, operating income decreased $14.1 million, or 18.6%, to $61.9 million for 2000, from $76.0 million for 1999.

     Interest Expense. Interest expense increased by $24.5 million, or 55.7%, to $68.5 million for 2000 from $44.0 million for 1999. As a result of the recapitalization and related transactions, interest expense increased significantly compared to the prior year. Included in interest expense in 2000 is a $1.4 million amendment fee on our outstanding credit facilities.

     Income Tax Expense (Benefit). In 2000, our income tax (benefit) was ($14.3) million compared to income tax expense of $14.1 million in 1999. These amounts represent effective tax rates of 26.5% and 43.5%, respectively. The fluctuation in income tax expense (benefit) relates primarily to the fluctuation in our income (loss) from continuing operations between the years. The fluctuation in the effective tax rate is a result of legislated changes to the enacted tax rates in Germany as well as fluctuations in the taxable income of certain foreign operations and certain nondeductible costs related to our recapitalization. As of December 31, 2000, our deferred tax assets totaled approximately $45.5 million of which $27.4 million related to net operating loss carryforwards. Our deferred tax liabilities totaled $65.5 million. Future reversals of existing deferred tax liabilities are expected to generate sufficient taxable income to allow us to realize our deferred tax assets. Accordingly, no valuation allowance is required against our deferred tax assets.

OPERATING SEGMENT REVIEW

General

     Operating segments are our components for which separate financial information is available that is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing performance. For more information on our operating segments, see Note 14 to the consolidated financial statements included elsewhere in this report. Except as indicated, the segment profits and unallocated corporate expenses discussed below do not reflect plant closing costs and other unusual items.

YEAR ENDED DECEMBER 31, 2001 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2000

SPECIALTY FILMS

     Net Sales

     The net sales of our specialty films segment decreased $5.2 million, or 1.3%, to $380.5 million in 2001 from $385.7 million in 2000. This decrease was principally due to a 3.6% decrease in selling prices, which was partially offset by a 2.4% increase in sales volumes. The increases in sales volume were primarily in the personal care, medical and agricultural film markets. Selling prices decreased primarily due to the effects of a decrease in resin prices.

     Segment Profit

     The segment profit of our specialty films segment increased $16.2 million, or 23.0%, to $86.7 million from $70.5 million in 2000. This increase was principally due to higher margins for our products and the increased sales volume discussed above. The margins increased principally due to decreases in raw material prices that were greater than the reduction in resulting selling prices to customers and changes in product mix.

     Segment Total Assets

     The specialty films segment total assets increased by $48.5 million, or 12.3%, in 2001 to $442.3 million from $393.8 million in 2000. The increase was primarily due to capital expenditures of approximately $31.7 million and $19.9 million of assets acquired in the Uniplast acquisition. In addition, the reversal of the plant closing accrual related to our Harrington, Delaware facility increased segment total assets in 2001. See Note 3 to the Consolidated Financial Statements. These increases were offset, in part, by 2001 depreciation. Capital expenditures related mainly to capacity expansion and to quality improvement projects, as well as ongoing capital improvements.

DESIGN PRODUCTS

     Net Sales

     The net sales of our design products segment decreased $1.7 million, or 0.8%, to $213.7 million in 2001 from $215.4 million in 2000. This decrease was principally due to a 6.9% decrease in selling prices, which was partially offset by a 7.0% increase in sales volumes. Sales volume increased primarily due to increased sales in the printed film market. Selling prices decreased primarily due to a decrease in resin prices and a change in the product mix.

     Segment Profit

     The segment profit of our design products segment increased $9.4 million, or 35.2%, to $36.1 million from $26.7 million in 2000. This increase is principally due to a contract settlement payment from a potential customer during the second quarter of 2001. In addition, segment profits were favorably affected by the increase in sales volume, noted above, partially offset by lower margins due to a change in product mix.

     Segment Total Assets

     The design products segment total assets increased by $2.6 million, or 1.4%, in 2001 to $182.3 million from $179.7 million in 2000. The increase was due to 2001 capital expenditures of approximately $12.2 million. Depreciation and amortization expense offset these additions.

INDUSTRIAL FILMS

     Net Sales

     The net sales of our industrial films segment increased $3.5 million, or 1.4%, to $246.1 million in 2001 from $242.6 million in 2000. This increase was principally due to a 9.4% increase in sales volumes, which was partially offset by a 7.2% decrease in selling prices. The sales volume increased due to the acquisition of the Uniplast business and increased sales from the stretch film segment. Selling prices decreased primarily due to the effects of a decrease in resin prices.

     Segment Profit

     The segment profit of our design products segment increased $8.1 million, or 22.6%, to $43.9 million in 2001 from $35.8 million in 2000. This increase was principally due to the increase in sales volume discussed above and a slight increase in margins.

     Segment Total Assets

     The industrial films segment total assets decreased by $2.0 million, or 1.5%, in 2001 to $126.9 million from $128.9 million in 2000. The decrease was primarily due to depreciation and amortization and the closure of our Birmingham facility, and was partially offset by capital expenditures of $7.3 million and the addition of $12.7 million of assets acquired in the Uniplast acquisition.

UNALLOCATED CORPORATE EXPENSES

     Unallocated corporate expenses decreased by $5.2 million, or 5.6%, to $86.9 million for 2001 from $92.1 million for 2000. This decrease was primarily a result of lower costs incurred during 2001, compared to 2000, for office closing costs and our supply chain management initiative. Unallocated corporate expenses for 2001 reflect a $3.0 million increase in depreciation expense associated with a new computer system of $3.0 million discussed above.

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1999

SPECIALTY FILMS

     Net Sales. The net sales of our specialty films segment decreased by $13.3 million, or 3.3%, in 2000 to $385.7 million from $399.0 million in 1999. Our specialty film volume decreased in 2000 by approximately 7.8% offset in part by a 4.9% increase in our average selling price. The volume decrease was due primarily to inventory de-stocking, product line rationalizations by our customers and insourcing by one of our most significant customers of a specific film product. The increase in sales prices was due to higher resin prices in 2000 compared to 1999.

     Segment Profit. The specialty films segment profit decreased by $15.3 million, or 17.8%, in 2000 to $70.5 million from $85.8 million in 1999. The decrease was due to lower sales volume and a less favorable product mix and associated line start up and changeover inefficiencies. As a percentage of sales, raw material costs were 2.1% higher in 2000 than 1999. In addition, cash conversion costs were higher for 2000 than 1999, due to increases in direct labor, packaging, energy and indirect plant costs.

     Segment Total Assets. The specialty films segment total assets decreased by $11.3 million, or 2.8%, in 2000 to $393.8 million from $405.1 million in 1999. The decrease was primarily due to the write-off of fixed assets due to the announced closing of our Harrington, Delaware facility, a significant decrease in accounts receivable, decreases in our inventory, and amortization of goodwill and intangible costs. These decreases were offset by capital expenditures of approximately $22.8 million offset, in part, by 2000 depreciation. Capital expenditures related mainly to capacity expansion and to quality improvement projects, as well as ongoing capital improvements.

DESIGN PRODUCTS

     Net Sales. The design products segment net sales increased by $32.1 million, or 17.5%, in 2000 to $215.4 million from $183.3 million in 1999. This increase was primarily due to a 12.1% increase in sales volumes and a 4.8% increase in our selling prices. Approximately 6.7% of the increase in volumes relates to a full year of activity in plants that were purchased from KCL during 1999. The additional sales volume increase is due to additional production capacity added over the last two years in our design products production facilities. The increase in sales prices is due to higher resin prices in 2000 compared to 1999 and a slight change in our mix of products to higher priced products.

     Segment Profit. The design products segment profit increased by $5.3 million, or 24.8%, in 2000 to $26.7 million from $21.4 million in 1999. The increase was due to increased production efficiency as compared to 1999 and a slightly improved mix in the products we sold. Significant increases in production capacity have occurred over the past 3 years in the design segment. In 2000, we were better able to efficiently use those resources. In addition, due to the rapid increases in resin prices during 1999, we were unable to increase our selling prices as quickly as resin prices increased in 1999. We were better able to maintain these margins during 2000.

     Segment profit excludes nonrecurring plant closing costs. The 1999 plant closing costs of $2.5 million relates entirely to the design products operating segment. See Note 14 to the consolidated financial statements included in this report.

     Segment Total Assets. The design products segment total assets increased by $3.8 million, or 2.2%, in 2000 to $179.7 million from $175.9 million in 1999. The increase was due to capital expenditures in 2000 of approximately $18.6 million. Depreciation expense, amortization expense, and a reduction in cash balances offset these additions. The reduction in the cash balances during 2000 was due to our Mexican subsidiary loaning $3.8 million to us at December 31, 2000. This amount was repaid on January 4, 2001. We periodically borrow cash from our foreign subsidiaries on a short-term basis in order to increase our cash balances without incurring the costs of repatriating cash held by our foreign subsidiaries.

     Capital expenditures were for capacity expansion at our Mexican facility, new production lines in our Shelbyville, Indiana facility and other ongoing capital improvements.

INDUSTRIAL FILMS

     Net Sales. The net sales of our industrial films segment increased by $11.2 million, or 4.8%, in 2000 to $242.6 million from $231.4 million in 1999. The increase in sales was due entirely to an increase in our average selling prices as our sales volumes decreased by 1.4% in 2000 as compared to 1999. The increase in sales prices is due to higher resin prices in 2000 compared to 1999 and a change in our mix of products to higher priced products.

     Segment Profit. The industrial films segment profit decreased by $0.2 million, or 0.6%, in 2000 to $35.8 million from $36.0 million in 1999. The decrease was due to a decrease in volume of 7.2 million pounds at our Birmingham facility which was offset by a change in our mix to a higher margin product and our ability to pass price increases to our customers more efficiently in 2000 compared to 1999.

     Segment Total Assets. The industrial films segment total assets increased by $2.4 million, or 1.9%, in 2000 to $128.9 million from $126.5 million in 1999. The increase was due to capital expenditures of approximately $11.2 million and increases in accounts receivable and inventories reduced by the write-off of fixed assets due to plant closing costs at our Birmingham, Alabama facility and depreciation. The capital expenditures were for ongoing capital improvements, as well as a new production line installed in one of our stretch film plants.

UNALLOCATED CORPORATE EXPENSES

     Unallocated corporate expenses increased by $24.0 million, or 35.3%, to $92.1 million for 2000 from $68.1 million in 1999. Most of the increase resulted from three significant items which accounted for $20.5 million of the $24.0 million increase. Excluding these significant items, unallocated corporate expenses as a percentage of net sales were 8.5% in 2000 and 8.4% in 1999.

     The first significant item affecting unallocated corporate expenses was our company-wide supply chain cost initiative. We incurred fees and expenses during 2000 totaling $10.8 million in connection with this initiative. We began our supply chain initiative in the fourth quarter of 1999 with the assistance of a management consulting firm. The project focused on improving the efficiency of our operations. In March 2000, we began implementing specific improvement projects and all identified projects were fully implemented in 2001.

     The second significant item affecting unallocated corporate expenses was the announced closures of our headquarters facility in Salt Lake City, Utah, and our office in Dallas, Texas, and a company-wide reduction in workforce of approximately 50 positions. These costs amounted to $7.1 million in 2000.

     The third significant item affecting unallocated corporate expenses was non-cash stock-based compensation expense. We incurred non-cash stock-based compensation expense of approximately $2.6 million related to outstanding options to purchase our common stock. As a result of the recapitalization and related transactions, the stock options fully vested and became exercisable upon the consummation of the transactions. The $2.6 million non-cash stock-based compensation expense recognized the vesting of all performance-based stock options based on the estimated per share purchase price implied in the recapitalization and related transactions. We incurred $0.8 million of non-cash stock-based compensation expense in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Upon closing of the recapitalization and related transactions, we issued 220,000 units consisting of $220.0 million principal amount of Old Notes and note warrants to purchase 18,532 shares of common stock. The units were issued at a discount of approximately $5.9 million and mature on June 1, 2010. The units were issued in a transaction exempt from the registration requirements under the Securities Act. On August 29, 2000, our registration statement relating to the exchange of the Old Notes for Notes registered under the Securities Act was declared effective by the SEC, and, as a result, the Old Notes and the note warrants became separated. We consummated an exchange offer and issued $220.0 million of registered Notes for all of the Old Notes on October 12, 2000. Interest on the Notes is payable semi-annually on each June 1 and December 1, commencing on December 1, 2000. The Notes are unsecured. The Notes are subordinated to all of our existing and future senior debt, rank equally with any future senior subordinated debt, and rank senior to any future subordinated debt. The Notes are guaranteed by some of our subsidiaries. The note warrants became exercisable on August 29, 2000, and mature on June 1, 2010.

     Loans under the revolving credit facility and the tranche A facility bear interest, at our option, at either Adjusted LIBOR plus 3.25% or the Alternate Base Rate, which is the higher of Bankers Trust Company's Prime Rate or the Federal Funds Effective Rate plus 1/2 of 1% plus 2.25%, in each case subject to certain adjustments. Loans under the tranche B facility bear interest, at our option, at either Adjusted LIBOR plus 3.75% or ABR plus 2.75%. We may elect interest periods of one, two, three or six months for Adjusted LIBOR borrowings. Interest is calculated on the basis of actual days elapsed in a year of 360 days (or 365 or 366 days, as the case may be, in the case of ABR loans based on the Prime Rate) and interest is payable at the end of each interest period and, in any event, at least every three months. Adjusted LIBOR will at all times include statutory reserves.

     Upon closing of the offering of the units and the transactions, we purchased all of our outstanding $125.0 million principal amount of 9 1/8% Senior Subordinated Notes due 2007, refinanced all amounts outstanding under our prior credit facility, and replaced the prior credit facility with amended and restated senior secured credit facilities with JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), Bankers Trust Company, The Bank of Nova Scotia and a syndicate of banking institutions. The credit facilities consist of a $200.0 million senior secured tranche A facility, $40.0 million of which was made available to our principal Mexican subsidiary, a $280.0 million senior secured tranche B facility and a $100.0 million revolving credit facility.

     Effective September 30, 2000, we entered into an amendment of our credit facilities. The amendment modified certain financial covenants contained in the credit facilities, including the leverage and interest coverage ratios and the permitted amount of capital expenditures. We were in compliance with the amended covenants of our credit facilities as of September 30, 2000 and continued to be in compliance as of December 31, 2001. In connection with the amendment, we incurred an amendment fee of $1.4 million, which was included in interest expense for 2000. We also incurred $0.6 million of legal and administrative expenses during 2000 in connection with negotiating the amendment.

     On July 16, 2001, we acquired 100% of the outstanding stock of Uniplast Holdings Inc. for approximately $56.0 million, consisting of the assumption of approximately $40.3 million of debt and the issuance of shares of our common stock valued at approximately $15.7 million to the selling shareholders of Uniplast. At the closing of the acquisition, we refinanced approximately $37 million of assumed debt with the proceeds from the July 16, 2001 sale of $29 million of our preferred stock and preferred stock warrants and borrowings under our revolving credit facility. In connection with the Uniplast acquisition, we entered into an amendment of our credit facilities and incurred amendment fees of $1.4 million. We also incurred $0.5 million of legal and administrative expenses in connection with negotiating the amendment. In addition, we also issued 1,983 shares of our preferred stock at $1,000 per share, together with warrants to purchase 2,013 shares of common stock, to certain holders of common stock and our employees.

     The following table sets forth the principal payments on the tranche A and B facilities, for the years 2002 through 2006, and thereafter through their maturity in 2008:

                                               YEAR               PRINCIPAL PAYMENT
                                               ----               -----------------
                                               2002..............      $16,400,000
                                               2003..............       30,800,000
                                               2004..............       55,300,000
                                               2005..............       62,800,000
                                               2006..............       35,300,000
                                               Thereafter........      263,200,000

     In addition, we are required to make annual mandatory prepayments of the tranche A and B facilities under the credit facilities in an amount equal to 50% of excess cash flow within 90 days following the end of each year, commencing with the year ended December 31, 2000. As a part of the amendment dated September 30, 2000 the mandatory repayments were increased to 100% of excess cash flow, as defined, until a certain leverage ratio, as defined, was achieved. In addition, the tranche A and B facilities are subject to mandatory prepayments in an amount equal to (a) 100% of the net cash proceeds of equity and debt issuances by us or any of our subsidiaries and (b) 100% of the net cash proceeds of asset sales or other dispositions of property by us or any of our subsidiaries, in each case subject to certain exceptions.

     We incurred premium and consent fees, plus accrued and unpaid interest on the 9 1/8% senior subordinated notes in connection with the tender offer and consent solicitation, of $11.4 million in connection with the transactions. In addition, approximately $22.3 million, principally relating to financing fees and expenses associated with the transactions, has been capitalized and is being amortized over the terms of the Notes and the credit facilities.

     Our obligations under the credit facilities are guaranteed by substantially all of our domestic subsidiaries and secured by substantially all of our domestic assets, including our real and personal property, inventory, accounts receivable, intellectual property, and other intangibles. The credit facilities are also secured by a pledge of 65% of the capital stock of each of our foreign subsidiaries.

     The credit facilities and the indenture relating to the Notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell our assets and engage in certain other activities. In addition, the credit facilities require us to maintain certain financial ratios.

     Net Cash Provided by Operating Activities

     Net cash provided by operating activities was $30.3 million for the year ended December 31, 2001, a decrease of $30 million, or 49.8% from $60.3 million in 2000. The decrease was primarily due to changes in working capital items. During the year ended December 31, 2000, our accounts payable increased $48.9 million, primarily due to extended terms with our suppliers. During the year ended December 31, 2001, accounts payable decreased $15.0 million principally due to the decrease in resin prices and early payments to obtain discounts. In addition, net results for 2001 improved over the net loss for 2000.

     Net Cash Used in Investing Activities

     Net cash used in investing activities was $87.3 million for the year ended December 31, 2001, compared to $65.6 million for the same period in 2000. Capital expenditures were $56.4 million and $65.6 million for the years ended December 31, 2001 and 2000, respectively. Capital expenditures in both periods were primarily for major expansion projects in all of our product lines, costs for upgrading our information systems, and for maintenance projects throughout our Company. In 2001, we received $7.9 million as part of a sale-leaseback transaction of newly-acquired machinery and equipment. In addition, the net cash cost of the Uniplast acquisition in 2001 was $38.8 million.

     Net Cash Provided by Financing Activities

     Net cash provided by financing activities was $55.0 million in 2001, as compared with $0.3 million in 2000. The activity in 2001 represents the net proceeds from the issuance of shares of preferred stock and preferred stock warrants for the Uniplast acquisition of approximately $31.0 million, net borrowings and repayments under our revolving credit facility for working capital purposes and to fund the Uniplast acquisition, and scheduled repayments of term debt. The 2000 activity represents the effect of the recapitalization and normal borrowings and repayments of or revolving credit facility and the revolving line of credit.

     Liquidity

     As of December 31, 2001, we had approximately $58.4 million of working capital and approximately $55.0 million available under our $100.0 million revolving credit facility. We had $5.3 million of letters of credit issued, which reduces the amount available for borrowings under our revolving credit facility. As of December 31, 2001, the debt under the credit facilities bore interest at a weighted average rate of approximately 8.4%.

     As of December 31, 2001, we had approximately $4.8 million in cash and cash equivalents, of which the majority was held by our foreign subsidiaries. The effective tax rate of repatriating this money and future foreign earnings to the United States varies from approximately 25% to 45%, depending on various U.S. and foreign tax factors, including each foreign subsidiary's country of incorporation. High effective repatriation tax rates may limit our ability to access cash and cash equivalents generated by our foreign operations for use in our United States operations, including to pay principal, premium, if any, and interest on the Notes and the credit facilities. In 2001, 2000 and 1999, our foreign operations generated net income from continuing operations of approximately $7.5 million, $5.2 million and $8.3 million, respectively.

     We expect that our total capital expenditures will be approximately $42.0 million in each of 2002 and 2003. Of these amounts, we currently estimate that a minimum range of $13.0 million to $15.0 million of ongoing maintenance capital expenditures will be required each year.

     Interest expense and scheduled principal payments on our borrowings under the credit facilities and the Notes have significantly increased our future liquidity requirements since the 2000 recapitalization. We expect that cash flows from operating activities and available borrowings under the credit facilities will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements. If we were to engage in a significant acquisition transaction, however, it may be necessary for us to restructure our existing credit arrangements.

     The following table sets forth our total contractual cash obligations as of December 31, 2001 (in thousands):

                                                                                          PAYMENTS DUE BY PERIOD
                                                                         ---------------------------------------------------------
                                                                           LESS THAN
                   CONTRACTUAL OBLIGATIONS                     TOTAL        1 YEAR      1-3 YEARS     4-5 YEARS    AFTER 5 YEARS
                   -----------------------                     -----        ------      ---------     ---------    -------------
    Long-term debt (including capital lease obligations)     $713,323       $17,767      $86,769       $98,503       $510,284
    Operating leases                                           38,963         8,009       12,366         9,412          9,176
                                                               ------         -----       ------         -----          -----
    Total contractual cash obligations                       $752,286       $25,776      $99,135      $107,915       $519,460
                                                              =======        ======       ======       =======        =======

OTHER MATTERS

     Accounting Standards adopted in 2001

     Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. In accordance with the statements, we recognize the fair value of derivatives as either assets or liabilities in the balance sheet. To the extent the derivatives qualify as a hedge, gains or losses associated with the effective portion are recorded as a component of other comprehensive income, while the ineffective portion is recognized in income.

     At the adoption of this pronouncement, we had one interest rate cap agreement, which had been entered into during the fourth quarter of 2000. As a result, the initial adoption of this pronouncement did not have a material effect on our consolidated financial statements.

     During 2001, we entered into four additional interest rate derivative agreements with financial institutions. We use our interest rate derivatives to manage interest rate risk associated with future interest payments on variable rate borrowings under our credit facilities. Our interest rate derivative agreements are considered cash flow hedges and consisted of the following as of December 31, 2001 (dollars in millions):

                                     Notional       Variable              Fixed               Maturity
          Type                        Amount          Rate*                Rate **             Dates
--------------------------         ------------  ----------------  ---------------------  ------------------
      Interest rate cap               $128.0         LIBOR               10.00%              12/31/2003
      Interest rate cap                 30.0         LIBOR                7.25%              02/09/2004
      Interest rate collar              40.0         LIBOR            4.15% - 7.25%          02/13/2004
      Interest rate swap                60.0         LIBOR                5.40%              02/13/2004
      Interest rate swap                50.0         LIBOR                4.32%              12/20/2004

     *    Three-month LIBOR, as defined; 1.88% as of December 31, 2001
     ** Strike for caps; floor and strike for collar; fixed LIBOR for swap agreements.

     The fair value of our interest rate derivative agreements is reported on our consolidated balance sheet at December 31, 2001 as "Other Liabilities" of approximately $3.0 million, and as "Other Assets" of approximately $0.1 million. The effective portion of the changes in fair value of these instruments is reported as "Other Comprehensive Income." As the hedged contract matures, the gain or loss is recorded as interest expense in the consolidated statement of operations. We monitor the effectiveness of these contracts each quarter. Any changes in fair value of the ineffective portion of the instruments is reported as interest expense in the consolidated statement of operations. The ineffective portion for the years ended December 31, 2001 and 2000 were not material.

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

     There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. The following risks and uncertainties, together with those discussed in our Registration Statement on Form S-1 (file no. 333-65754), as amended, which was declared effective by the Securities and Exchange Commission on August 10, 2001, are among the factors that could cause our actual results to differ materially from the forward-looking statements. There may be other factors, including those discussed elsewhere in this report, that may cause our actual results to differ materially from the forward-looking statements. Any forward-looking statements should be considered in light of these factors.

     Substantial Leverage

     We are highly leveraged, particularly in comparison to some of our competitors that are publicly owned. Our relatively high degree of leverage may materially limit or impair our ability to obtain additional financing in the future for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes. In addition, a substantial portion of our cash flow from operations must be dedicated to the payment of principal and interest on our indebtedness, and is not available for other purposes, including our operations, capital expenditures and future business opportunities. Certain of our borrowings, including borrowings under our credit facilities are at variable rates of interest, exposing us to the risk of increased interest rates. Our leveraged position and the covenants contained in our debt instruments may also limit our flexibility to adjust to changing market conditions and our ability to withstand competitive pressures, thus putting us at a competitive disadvantage. We may be vulnerable in a downturn in general economic conditions or in our business or be unable to carry out capital spending that is important to our growth and productivity improvement programs.

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

     If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. We cannot assure you that any such alternative measures would be successful or would permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our credit facilities and the indenture restrict our ability to dispose of assets and use the proceeds therefrom. We may not be able to consummate such dispositions or to obtain the proceeds which we could realize therefrom or that such proceeds would be adequate to meet any debt service obligations then due.

     Interest Rate Fluctuations

     Certain of our borrowings, including borrowings under our credit facilities, are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Our estimated annual debt service in 2002 is approximately $81.8 million, consisting of a $17.8 million of scheduled mandatory principal payments and approximately $64.0 million of interest payments. An increase of 1.0% in the interest rates payable on our variable rate indebtedness would increase our 2002 estimated annual debt service requirements by approximately $3.5 million, after accounting for the effect of our interest rate hedge agreement. Accordingly, an increase in interest rates from current levels could cause our annual debt service obligations to increase significantly. However, we have five interest rate derivative instruments that reduce the impact of increases in our variable rate indebtedness. (See Quantitative and Qualitative Disclosures About Market Risk above and Note 6 to the Consolidated Financial Statements).

     Default on Obligations

     If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness (including covenants in the indenture and our credit facilities), we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the credit facilities could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. For the third quarter ended September 30, 2000, we entered into an amendment to our credit facilities to avoid being in default under our leverage ratio covenant. If our operating performance declines, we may in the future need to obtain waivers from the required lenders under our credit facilities to avoid being in default. If we breach our covenants under the credit facilities and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under the credit facilities and the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

     Exposure to Fluctuations in Resin Prices and Dependence on Resin Supplies

     We use large quantities of polyethylene, PVC and other resins in manufacturing our products. For the year ended December 31, 2001, resin costs comprised approximately 60% of our total manufacturing costs. Significant increases in the price of resins would increase our costs, reduce our operating margins and impair our ability to service our debt unless we were able to pass all of the increase on to our customers. The price of resins is a function of, among other things, manufacturing capacity, demand, and the price of crude oil and natural gas feedstocks. Since the resins used by us are produced from petroleum and natural gas, the instability in the world markets for petroleum and natural gas could adversely affect the prices of our raw materials and their general availability. We may not be able to pass such increased costs on to customers. In addition, we rely on certain key suppliers of resin for most of our resin supply, some of which resin has characteristics proprietary to the supplier. The loss of a key source of supply, our inability to obtain resin with desired proprietary characteristics, or a delay in shipments could adversely affect our revenues and profitability and force us to purchase resin in the open market at higher prices. We may not be able to make such open market purchases at prices that would allow us to remain competitive.

     Competition

     We face significant competition in the markets in which we operate. Competition in our industry is based upon a number of considerations, such as service, product quality, product innovation and price. In addition to competition from many smaller competitors, we face strong competition from a number of large film and flexible packaging companies, including AEP, Bemis, Pechiney, Printpack and Tredegar. Some of our competitors are substantially larger, more diversified and have greater financial, personnel and marketing resources than we have and therefore may have certain competitive advantages. Although we have broad product lines and are continually developing our products and printing capabilities, our current customers may not continue to purchase our products, which could lead to reduced revenues and loss of market share.

     Customer Relationships

     We are dependent upon a limited number of large customers with substantial purchasing power for a majority of our sales, many of which are reducing their number of suppliers. Our top ten customers accounted for approximately 34% of our net sales in 2001. In particular, Kimberly-Clark accounted for approximately 13% of our 2001 consolidated net sales. The loss of Kimberly-Clark or one or more other major customers, or a material reduction in sales to Kimberly-Clark or these other customers, would have a material adverse effect on our results of operations and on our ability to service our indebtedness.

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

     Risks Associated with International Operations

     We operate facilities and sell products in several countries outside the United States. Operations outside the U.S. include plants and sales offices in Mexico, Canada, Germany, Australia and Brazil. As a result, we are subject to risks associated with selling and operating in foreign countries. These risks include devaluations and fluctuations in currency exchange rates, unstable political conditions, imposition of limitations on conversion of foreign currencies into U.S. dollars and remittance of dividends and other payments by foreign subsidiaries. The imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries, hyperinflation in certain foreign countries, and imposition or increase of investment and other restrictions by foreign governments could also have a negative effect on our business and profitability.

     Risks Associated with Labor Relations

     As of February 28, 2002, we had approximately 3,500 employees, of which approximately 1,200 employees were subject to a total of 11 collective bargaining agreements that expire on various dates between March 1, 2002 and March 7, 2007. We are currently renegotiating the agreement that expired on March 1, 2002. We have had one labor strike in our history, which occurred at our Chippewa Falls, Wisconsin plant in March 2000 and lasted approximately two weeks. In October 2001, we entered into a five year agreement with the union representing the approximately 150 employees at our Chippewa Falls, Wisconsin manufacturing plant. We consider our current relations with our employees to be good. However, if major work disruptions were to occur, our business could be adversely affected by, for instance, a loss of revenues, increased costs or reduced profitability.

     Risks Associated with Environmental Matters

     Complying with existing and future environmental laws and regulations that affect our business could impose material costs and liabilities on us. Our manufacturing operations are subject to certain federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, the protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, we are subject to periodic environmental inspections and monitoring by governmental enforcement authorities. We could incur substantial costs, including fines and civil or criminal sanctions as a result of actual or alleged violations of environmental laws. In addition, our production facilities require environmental permits that are subject to revocation, modification and renewal. Violations of environmental permits can also result in substantial fines and civil or criminal sanctions. We believe we are in substantial compliance with applicable environmental laws and environmental permits. The ultimate costs under environmental laws and the timing of such costs, however, are difficult to predict and potentially significant expenditures could be required in order to comply with environmental laws that may be adopted or imposed in the future.

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

     ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to various interest rate and resin price risks that arise in the normal course of business. We enter into interest rate collar and swap agreements to manage interest rate market risks and commodity collar agreements to manage resin market risks. However, significant increases in interest rates or the price of resins could adversely affect our operating margins, results of operations and ability to service our indebtedness.

     We finance our operations with borrowings comprised primarily of variable rate indebtedness. Market risk arises from changes in interest rates. An increase of 1% in interest rates payable on our variable rate indebtedness would increase our annual interest expense by approximately $5.0 million. In December 2000, we purchased an interest rate cap agreement to reduce the impact of changes in interest rates on our floating-rate, long-term debt. The agreement has a notional amount of $128.0 million and expires on December 31, 2003. The agreement entitles us to receive amounts from the counterparty (a bank) if the three-month LIBOR interest rate, as defined in the agreement, exceeds 10%. As of December 31, 2001, the defined three-month LIBOR interest rate was 1.88%.

     During the year ended December 31, 2001, we entered into certain interest rate collars, caps and swaps. We adopted SFAS No. 133 to account for these instruments as of January 1, 2001. Under the conditions of our credit facilities, we are required to obtain interest rate protection on 50% of our entire floating rate debt. See Note 6 to the consolidated financial statements. The fair value of our interest rate derivative agreements is reported on our consolidated balance sheet at December 31, 2001 in "Other Liabilities" at approximately $3.0 million and in "Other Assets" at approximately $0.1 million.

     Our raw material costs are comprised primarily of resins. Our resin costs comprised approximately 60% of our total manufacturing costs in 2001. Market risk arises from changes in resin prices. Although the average selling prices of our products generally increase or decrease as the price of resins increases or decreases, the impact of a change in resin prices is more immediately reflected in our raw material costs than in our selling prices. From time to time we enter into commodity collar agreements to manage resin market risks. At December 31, 2001, we did not have any commodity collar agreements outstanding.

     Fluctuations in exchange rates may also adversely affect our financial results. The functional currencies for our foreign subsidiaries are the local currency. As a result, certain of our assets and liabilities, including certain bank accounts, accounts receivable and accounts payable, exist in non US dollar-denominated currencies, which are sensitive to foreign currency exchange rate fluctuations.

     We enter into certain transactions denominated in foreign currencies but, because of the relatively small size of each individual currency exposure, we do not employ hedging techniques designed to mitigate foreign currency exposures. Gains and losses from these transactions as of December 31, 2001 have been immaterial and are reflected in the results of operations.

     We are exposed to credit losses in the event of nonperformance by the counterparty to a financial instrument to which we are a party. We anticipate, however, that each of the counterparties to the financial instruments to which we are a party will be able to fully satisfy its obligations under the contract.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 14(a) below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     During 2001, 2000 and 1999 and through the date of this report, the Company's independent public accountants have been the accounting firm of Arthur Andersen LLP. There have been no disagreements between the Company and Arthur Andersen LLP on accounting and financial disclosure matters.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information about our executive officers and directors is presented in the table below. Pursuant to the stockholders' agreement among us, the holders of our common stock and the holders of warrants to purchase our common stock, our board of directors currently consists of seven members, four of whom are designated by our institutional common stockholders and warrantholders, two of whom are designated by the The Christena Karen H. Durham Trust, or the Trust, and one of whom is appointed by our board of directors and must be a member of our senior management.

NAME                                           AGE                                       POSITION
----                                           ---                                       --------
Richard P. Durham...........................    37     Chairman of the Board and Chief Executive Officer
Jack E. Knott II............................    47     President and Chief Operating Officer and Director
Brian E. Johnson............................    46     Executive Vice President and Chief Financial Officer
Stanley B. Bikulege.........................    38     Executive Vice President Operations
Douglas W. Bengtson.........................    54     Executive Vice President Sales
Donald J. Hofmann, Jr.......................    44     Director
Timothy J. Walsh............................    38     Director
John M. B. O'Connor.........................    47     Director
Edward A. Lapekas...........................    58     Director
Albert (Pat) MacMillan......................    58     Director

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

     JACK E. KNOTT II became our President in March 2001 and has been our Chief Operating Officer since September 1, 1997. From September 1997 through March 2001, Mr. Knott also served as our Executive Vice President. Prior to joining us, Mr. Knott was a member of the board of directors of Rexene Corporation and held the position of Executive Vice President of Rexene Corporation and President of Rexene Products. Mr. Knott served in various capacities at Rexene from 1985 to 1997, including Executive Vice President-Sales and Market Development, Executive Vice President, and President of CT Film, a division of Rexene Corporation. Prior to joining Rexene Corporation, Mr. Knott worked for American National Can. Mr. Knott received a B.S. degree in Chemical Engineering and an M.B.A. degree from the University of Wisconsin. Mr. Knott also holds nine patents. Pursuant to the stockholders' agreement, Mr. Knott is the board of directors' appointee to the board from our senior management.

     BRIAN E. JOHNSON became our Executive Vice President and Chief Financial Officer on July 17, 2001. Mr. Johnson joined Pliant in April 2001 as Senior Vice President and Chief Financial Officer. Prior to joining us, Mr. Johnson was Vice President and Chief Financial Officer of Geneer Corporation. His former positions include Executive Vice President at Lawson Mardon Packaging and Vice President and General Manager of Sengewald USA Inc. Mr. Johnson received a B.S. degree in Finance from the University of Illinois, and a Master in Management from Kellogg School of Business at Northwestern University.

     STANLEY B. BIKULEGE became our Executive Vice President Operations on July 17, 2001. Mr. Bikulege's prior positions with Pliant include Senior Vice President and General Manager, Industrial Films Division; Vice President, Stretch Films; General Manager-Castflex; Managing Director-Europe; Managing Director PVC Films-Europe; Director of Manufacturing; and Plant Manager. Prior to joining us in 1992, Mr. Bikulege held numerous positions in Goodyear Tire and Rubber Company's Films Division. Mr. Bikulege received a B.S. degree in Chemical Engineering from Youngstown State University and an M.B.A. degree from Georgia State University.

     DOUGLAS W. BENGTSON became our Executive Vice President Sales on July 17, 2001. Mr. Bengtson joined Pliant in September 1997 as Senior Vice President and General Manager, Performance Films Division. Prior to joining us, Mr. Bengtson was Vice President of Sales and Marketing for Food Packaging at American National Can. His former positions include Vice President,

Sales and Marketing at CT Film and Vice President, Sales and Marketing, Rexene Products Division. Mr. Bengtson received a B.S. degree in Business/Marketing from Colorado State University.

     DONALD J. HOFMANN, JR. became one of our directors on May 31, 2000. Since 1992, Mr. Hofmann has been a Partner of J.P. Morgan Partners, LLC (formerly, Chase Capital Partners), a global private equity organization with over $20.0 billion under management. J.P. Morgan Partners, LLC provides equity and mezzanine debt financing for management buyouts and recapitalizations, growth equity and capital. Mr. Hofmann is also a director of Advanced Accessory Systems, LLC, Berry Plastics Corporation, BPC Holding Corporation, the parent company of Berry Plastics Corporation, and United Auto Group, Inc. Mr. Hofmann received a B.A. degree from Hofstra University and an M.B.A. degree from the Harvard Business School. Pursuant to the stockholders' agreement, Mr. Hofmann is one of the designees to the board by our institutional common stockholders and warrantholders.

     TIMOTHY J. WALSH became one of our directors on May 31, 2000. Since 1999, Mr. Walsh has been a Partner of J.P. Morgan Partners, LLC (formerly, Chase Capital Partners), a global private equity organization with over $20.0 billion under management. J.P. Morgan Partners, LLC provides equity and mezzanine debt financing for management buyouts and recapitalizations, growth equity and capital. From 1993 to 1999, Mr. Walsh held various positions with J.P. Morgan Partners, LLC in Europe and North America. Prior to 1993, he was a Vice President of J.P. Morgan Chase & Co. (formerly, The Chase Manhattan Corporation). Mr. Walsh is also a director of Better Minerals & Aggregates Company. Mr. Walsh received a B.S. degree from Trinity College and an M.B.A. from the University of Chicago. Pursuant to the stockholders' agreement, Mr. Walsh is one of the designees to the board by our institutional common stockholders and warrantholders.

     JOHN M. B. O'CONNOR became one of our directors on May 31, 2000. Mr. O'Connor joined J.P. Morgan Partners (formerly, Chase Capital Partners) in 1995 and is an Executive Partner. J.P. Morgan Partners, LLC is a global private equity organization with over $20.0 billion under management. J.P. Morgan Partners, LLC provides equity and mezzanine debt financing for management buyouts and recapitalizations, growth equity and capital. Prior to 1995, Mr. O'Connor was a Managing Director of Chemical Securities, Inc. Mr. O'Connor received his B.A. degree from Tulane University and an M.B.A. degree from the Columbia University Graduate School of Business. Pursuant to the stockholders' agreement, Mr. O'Connor is one of the designees to the board by our institutional common stockholders and warrantholders.

     EDWARD A. LAPEKAS became one of our directors on December 19, 2001. Mr. Lapekas was Executive Chairman of Packtion Corporation, an e-commerce venture, from October 2000 until June 2001. From May 1996 until July 2000, Mr. Lapekas was employed by American National Can Group, Inc., last serving as Chairman and Chief Executive officer. Prior to that, Mr. Lapekas served as Deputy Chairman and Chief Operating Officer of Schmalbach-Lubeca AG. From 1971 until 1991, Mr. Lapekas was employed by Continental Can Company, where he served in various strategy, planning, operating and marketing capacities. He received a B.A. from Albion College and an M.B.A. from Wayne State University. Pursuant to the stockholders' agreement, Mr. Lapekas is one of the Trust's designees to the board.

     ALBERT (PAT) MACMILLAN became one of our directors on December 19, 2001. Mr. MacMillan is the founder and CEO of Team Resources, a consulting firm with offices in the United States, Venezuela, Peru, Chile, and Mexico. Founded in 1980, Team Resources provides client services in the areas of strategy, building team-based organizations, and designing leadership development strategies. He also serves on the Board of Directors for Unum/Provident and the Metokote Corporation, as well as several foundations and non-profit organizations. He received a B.A. in Business and an M.B.A. from the University of Washington. Pursuant to the stockholders' agreement, Mr. MacMillan is one of the designees to the board by our institutional common stockholders and warrantholders.

ITEM 11. EXECUTIVE COMPENSATION

     The following summary compensation table sets forth information about compensation earned in the fiscal years ended December 31, 2001, 2000 and 1999 by the chief executive officer and the five other executive officers of Pliant (as of the end of the last fiscal year) (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                           ANNUAL COMPENSATION(1)       LONG TERM COMPENSATION(2)
                                                           -------------------          ----------------------
                                                                                       SECURITIES
                                                                                       UNDERLYING          LTIP          ALL OTHER
                                                            SALARY        BONUS       OPTIONS/SARS       PAYOUTS       COMPENSATION
NAME AND PRINCIPAL POSITION                        YEAR       ($)          ($)             (#)             ($)              ($)
---------------------------                        ----     -------       -------     ------------       -------       -------------
Richard P. Durham..........................        2001     500,000       381,024               -                -         5,100(3)
     Chairman and Chief Executive Officer          2000     500,000       245,568               -                -       136,350(4)
                                                   1999     450,000       327,325               -                -        29,800(5)
Jack E. Knott II...........................        2001     337,500       163,428               -                -         5,100(3)
     President and Chief Operating Officer         2000     316,667       104,274               -                -     1,031,469(6)
                                                   1999     285,421       140,622               -                -         4,800(7)
Brian E. Johnson...........................        2001     179,333        44,470           5,000                -         5,100(3)
     Executive Vice President                      2000           -             -               -                -             -
       and Chief Financial Officer(12)             1999           -             -               -                -             -
Stanley B. Bikulege........................        2001     203,125        66,245             250                -        56,931(8)
     Executive Vice President Operations           2000     182,250        60,304           1,030          298,521        52,600(9)
                                                   1999     160,000        85,056               -                -         4,800(7)
Douglas W. Bengtson........................        2001     204,583        66,245             250                -         5,100(3)
     Executive Vice President Sales                2000     190,000       121,293           1,030          517,122        52,600(9)
                                                   1999     182,500       163,352               -                -         4,800(7)
Dale A. Brockman...........................        2001     194,167        47,945             250                -         3,741(10)
     Executive Vice President Technical            2000     181,667        41,458           1,030          212,961        52,600(9)
       and Marketing(13)                           1999     164,293        47,945               -                -         4,072(11)

(1) Perquisites and other personnel benefits, securities or property, in the aggregate, are less than either $50,000 or 10% of the total annual salary and bonus reported for the applicable Named Executive Officer.

(2) At December 31, 2001, the number of shares of restricted stock held by Messrs. Durham and Knott were 14,500 and 7,750 respectively. The value of such shares of restricted stock at December 31, 2001 has not been reported as compensation because it did not exceed the consideration paid by the applicable Named Executive Officer. See "-- Stock Options and Restricted Stock."

(3)  Consists of $5,100 for employer's 401(k) contributions.

(4) Consists of (a) a $125,000 retention bonus, which is also discussed in "Item 13. Certain Relationships and Related Transactions - Transactions with Management", (b) employer's 401(k) contributions of $5,100 and (c) a $6,250 director's fee, which is also discussed in "-- Compensation of Directors."

(5) Consists of (a) a $25,000 director's fee, which is also discussed in "-- Compensation of Directors" and (b) employer's 401(k) contributions of $4,800.

(6) Consists of (a) $836,785 gross-up payment of taxes payable for the exercise of options in connection with the recapitalization, (b) relocation expense reimbursement of $108,334, (c) a $81,250 retention bonus, which is also discussed in "Item 13. Certain Relationships and Related Transactions - Transactions with Management" and (d) employer's 401(k) contributions of $5,100.

(7)  Consists of employer's 401(k) contributions of $4,800.

(8) Consists of employer's 401(k) contributions of $5,100 and relocation expense reimbursement of $51,831.

(9) Consists of a $47,500 retention bonus and employer's 401(k) contributions of $5,100.

(10) Consists of employer's 401(k) contributions of $3,741.

(11) Consists of employer's 401(k) contributions of $4,072.

(12) Mr. Johnson joined Pliant in April 2001.

(13) Mr. Brockman resigned as Executive Vice President Technical and Marketing on March 10, 2002.

STOCK OPTIONS AND RESTRICTED STOCK

     During 1998, our board of directors adopted the 1998 Pliant Corporation Stock Option Plan. The 1998 plan authorized grants of nonqualified stock options covering up to 41,956 shares of our nonvoting Class C common stock. During 1998, we granted options covering a total of 41,956 shares under the 1998 plan. Options covering 5,244 shares were subsequently canceled. In addition, as described below, outstanding options covering 26,223 shares under the 1998 plan were canceled on February 22, 1999 in connection with the sale of 26,223 shares of Class C common stock to certain members of our senior management. Approximately one-half of these shares were "rolled-over" as common stock in connection with the recapitalization. Options covering a total of 8,902 shares issued under the 1998 plan were "rolled-over" by Mr. Knott in connection with the recapitalization.

     Pursuant to the recapitalization, we adopted a 2000 stock-based incentive compensation plan. The 2000 plan became effective as of the consummation of the recapitalization and authorizes grants to our management employees as designated by the compensation committee of our board of directors of nonqualified stock options or restricted stock covering 51,010 shares of our common stock. As of December 31, 2001, we had granted restricted stock covering 22,875 shares of common stock and options to acquire 34,837 shares of common stock under the 2000 plan.

     The following table provides information related to options to purchase shares of our common stock granted to the Named Executive Officers during the last fiscal year pursuant to the 2000 Plan. We have never granted any freestanding stock appreciation rights.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                             POTENTIAL REALIZABLE
                                                                                           VALUE AT ASSUMED ANNUAL
                                 INDIVIDUAL GRANTS                                           RATES OF STOCK PRICE
                                                                                           APPRECIATION FOR OPTION
                                                                                                 TERMS(3)(4)
---------------------------------------------------------------------------------------    -------------------------
                            NUMBER OF       % OF TOTAL
                            SECURITIES     OPTIONS/SARS
                            UNDERLYING      GRANTED TO     EXERCISE OR
                           OPTIONS/SARS    EMPLOYEES IN   BASE PRICE(1)    EXPIRATION
NAME                       GRANTED (#)     FISCAL YEAR         ($/SH)        DATE(2)           5%($)       10%($)
----                       -----------     ------------    --- -------    -----------          -----       ------
Brian E. Johnson              5,000             40.5          483.13       April 16, 2011    1,519,189    3,849,924

Stanley B. Bikulege             250              2.0          483.13         May 29, 2011       75,959      192,496

Douglas W. Bengtson             250              2.0          483.13        June 18, 2011       75,959      192,496

Dale A. Brockman                250              2.0          483.13         May 11, 2011       75,959      192,496

------------------------------

(1) Fair market value on date of grant. The fair market value was assumed to be the price per share paid in the recapitalization.

(2)  Subject to earlier termination under certain circumstances.

(3) Potential realizable value is calculated based on an assumption that the price of our common stock appreciates at the annual rates shown (5% and 10%), compounded annually, from the date of grant of the option until the end of the option term. The value is net of the exercise price but is not adjusted for the taxes that would be due upon exercise. The 5% and 10% assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent our estimate or projection of future stock values. Actual gains, if any, upon future exercise of any of these options will depend upon the actual value of our common stock.

(4) All of the options granted to the Named Executive Officers during 2001 are subject to vesting requirements. All of the options granted to each Named Executive Officer vest in equal increments over a 5-year period beginning December 31, 2001, provided that we have achieved a specified market value of equity applicable to such increment. Our market value of equity is determined pursuant to a formula based upon our adjusted earnings.

     The following table provides information as to the value of options held by each of the Named Executive Officers at the end of 2001, measured in terms of the fair market value of our common stock on December 31, 2001 ($483.13 per share, which was the per share price paid in the recapitalization). None of the Named Executive Officers exercised any options under the 1998 plan or the 2000 plan during the last fiscal year.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                                                                           VALUE OF UNEXERCISED
                               SHARES                           NUMBER OF SECURITIES UNDERLYING        IN-THE-MONEY OPTIONS/SARS AT
                             ACQUIRED ON         VALUE        UNEXERCISED OPTIONS/SARS AT FY-END                FY-END ($)
         NAME               EXERCISED (#)       REALIZED         (#) EXERCISABLE/UNEXERCISABLE          EXERCISABLE/UNEXERCISABLE
         ----               ------------        --------      ----------------------------------       ----------------------------
Jack E. Knott II                  -                -                          8,902/0                            3,410,623/0

Brian E. Johnson                  -                -                      1,000/4,000                                    0/0

Stanley B. Bikulege               -                -                          393/887                                    0/0

Douglas W. Bengtson               -                -                          393/887                                    0/0

Dale A. Brockman                  -                -                          393/887                                    0/0

     The options or restricted common stock granted pursuant to the 2000 plan vest as follows: (1) one-sixth were "time-vested" options or shares, which vested on January 1, 2001, so long as the recipient was still our employee on such date, and (2) the remainder are "performance vested" options or shares, which vest in equal increments over a five-year period commencing on December 31, 2001 as follows: (a) vesting in full, if 100% or more of the applicable target market value of equity is achieved as of the end of the applicable calendar year and (b) partial vesting if more than 90% of the applicable target market value of equity is achieved as of the end of the applicable calendar year. Moreover, all performance vested options or shares not previously vested in accordance with the preceding sentence will vest automatically in full on December 31, 2009 so long as the recipient is still our employee on such date.

     Outstanding options under the 1998 plan were subject to time and performance vesting requirements. One-half of the outstanding options were time vested options, which became exercisable in equal increments over a five-year period commencing January 1, 1998, and the remaining one-half of the outstanding options were performance vested options, which vested in equal increments over a five-year period commencing January 1, 1998, provided we had achieved a specific market value of equity applicable to such increment. For purposes of the performance vested options, our adjusted market value of equity was determined pursuant to a formula based upon our adjusted earnings. The option agreement also provided for accelerated vesting in the event of a change of control. The recapitalization and related transactions accelerated the vesting of these options, and the shares underlying these options were part of the management equity rollover or the investor share purchase.

     On February 22, 1999, 26,223 outstanding options under the 1998 plan were canceled in connection with the sale of 26,223 shares of Class C common stock to certain members of our senior management. The 26,223 shares were purchased by certain of our then executive officers for $100 per share, the estimated fair market value of the shares on the date of purchase, pursuant to the terms of an option cancellation and restricted stock purchase agreement between us and such officers. Richard P. Durham our Chief Executive Officer purchased 15,734 shares, Scott K. Sorensen, our then Chief Financial Officer, purchased 7,867 shares and Ronald G. Moffitt, our then Executive Vice President and General Counsel, purchased 2,622 shares. We loaned the funds necessary to purchase the stock to each of such executive officers. See "Item 13. Certain Relationships and Related Transactions - Transactions with Management." All of such shares were subject to vesting requirements similar to the canceled options. Accordingly, one-half of the shares purchased by each such executive officer were time vested shares, which vested in equal increments over a five-year period commencing January 1, 1998, and the remaining one-half of the shares purchased by each such executive officer were performance vested shares, which vested in equal increments over a five-year period commencing January 1, 1998, provided we had achieved a specified market value of equity applicable to such increment. For purposes of the performance vested shares, our market value of equity was determined pursuant to a formula based upon our adjusted earnings. The restricted stock purchase agreements provided for accelerated vesting in the event of a change of control. The recapitalization and related transactions accelerated the vesting of the restricted stock, and these shares of restricted stock were part of the management equity rollover or the investor share purchase.

PENSION PLANS

     The following table shows the estimated annual benefits payable under our tax-qualified defined benefit pension plan in specified final average earnings and years of service classifications.

                      PLIANT CORPORATION PENSION PLAN TABLE

                                                            YEARS OF BENEFIT SERVICE AT RETIREMENT
                                           ----------------------------------------------------------------------------
       FINAL AVERAGE COMPENSATION           10           15         20          25         30         35          40
       --------------------------          ------       ------      ------     ------      ------     ------     ------
             $100,000                     $16,000      $24,000     $32,000    $40,000     $48,000    $56,000    $64,000
              125,000                      20,000       30,000      40,000     50,000      60,000     70,000     80,000
              150,000                      24,000       36,000      48,000     60,000      72,000     84,000     96,000
              175,000                      27,200       40,800      54,400     68,000      81,600     95,200    108,800
              200,000                      27,200       40,800      54,400     68,000      81,600     95,200    108,800

     Our current pension plan benefit is based on the following formula: 1.6% of final average compensation multiplied by years of credited service, minus 1.5% of estimated Social Security benefits multiplied by years of credited service (with a maximum of 50% of Social Security benefits). Final average compensation is based on the highest average of three consecutive years of compensation. Covered compensation for purposes of the pension plan includes compensation earned with our former affiliates. The Named Executive Officers were participants in the pension plan in 2001. The final average compensation for purposes of the pension plan in 2001 for each of the Named Executive Officers is $170,000, which is the maximum that can be considered for the 2001 plan year under federal regulations. Federal regulations also provide that the maximum annual benefit paid from a qualified defined benefit plan cannot exceed $140,000 as of January 1, 2001. Benefits are calculated on a straight life annuity basis. The benefit amounts under the pension plan are offset for Social Security as described above.

     The number of completed years of credit service as of December 31, 2001 under our pension plan for the Named Executive Officers participating in the plan were as follows:

                                                                              YEARS OF CREDITED
                NAME                                                               SERVICE
                ----                                                          -----------------
                Richard P. Durham(1).................................                   16
                Jack E. Knott II(1)..................................                   16
                Brian E. Johnson.....................................                    -
                Stanley B. Bikulege..................................                    9
                Douglas W. Bengtson(2)...............................                    4
                Dale A. Brockman.....................................                    8

(1) The years of credited service under the pension plan include 12 years of service credited with affiliates of Pliant for Mr. Durham and 12 years of service credited with affiliates of Pliant for Mr. Knott. The benefit calculation upon retirement under our pension plan is calculated by multiplying years of credited service by a fraction representing that part of total credited service for which services were provided to us.

(2) In addition to the 4 years of credited service with Pliant, Mr. Bengtson has a frozen benefit as a result of his service with Rexene Corporation, which was purchased by the predecessor to Huntsman Packaging and Pliant. By agreement Mr. Bengtson will be provided a pay update on the calculation of the Rexene formula. This payment is a non-qualified payment which will be paid out of our general assets as a lump sum.

EMPLOYMENT AGREEMENTS

     On May 31, 2000, we entered into five-year employment agreements with each of Richard P. Durham, Jack E. Knott II, Scott K. Sorensen and Ronald G. Moffitt. The employment agreements provide for the payment of a base salary, plus a bonus, at least four weeks paid vacation per year, participation in our leased car program and participation in our other employee benefit programs, including our management incentive program, and include non-disclosure of confidential information provisions and a non-compete provision for one year following the executive officer's termination of employment with us (unless termination is due to the term expiring). Each executive officer agreed in his respective employment agreement that any inventions, improvements, technical or software developments, trademarks, patents and similar information relating to us or our business, products or services conceived, developed or made by such executive officer while employed by us belong to us. In addition, if the executive officer's employment with us terminates for any reason, we will have the right under the employment agreements to repurchase the shares of our common stock owned by such executive officer at a purchase price equal to their fair market value. Similarly, we will also be required to repurchase all of the shares of common stock owned by such executive officer at their option if the executive officer's employment is terminated because of death, disability, retirement or resignation for good reason, so long as we are permitted to do so at the time under the covenants contained in our financing agreements.

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

     Following management's decision to relocate its principal executive offices from Salt Lake City to Chicago, each of Scott K. Sorensen and Ronald G. Moffitt chose not to relocate and to resign their positions with Pliant. On December 27, 2000, we entered into a severance agreement with Mr. Sorensen, who resigned from his position as our Executive Vice President, Chief Financial Officer and Treasurer effective immediately after February 28, 2001. Such resignation was treated as a "termination without cause" under Mr. Sorensen's employment agreement. We also entered into a stock redemption agreement with Mr. Sorensen to repurchase all of the 6,750 shares of restricted common stock issued to him. Under the terms of Mr. Sorensen's severance agreement, he received the pro rata portion of his base salary for the two months of services provided in 2001, the first quarterly 2001 payment under our management incentive plan and payment of his base salary and continued participation in certain of our employee benefit plans for one year after February 28, 2001. In addition, we agreed to defer our right to repurchase Mr. Sorensen's remaining shares of common stock until February 28, 2003; changed the repurchase price from fair market value to the greater of fair market value and $111.53 per share; modified the terms of Mr. Sorensen's secured and unsecured promissory notes with us; and agreed to reimburse Mr. Sorensen for any federal and state income taxes payable as a result of the cancellation of interest indebtedness on the amended secured promissory note. Furthermore, Mr. Sorensen agreed to defer his right to cause us to repurchase his shares of common stock until February 28, 2003. For a description of the amended note terms and stock redemptions, see "Item 13. Certain Relationships and Related Transactions - Transactions with Management."

     On January 22, 2001, we entered into a severance agreement with Mr. Moffitt, who resigned from his position as our Executive Vice President, General Counsel and Secretary effective immediately after February 28, 2001. Such resignation was treated as a "resignation for good reason" under Mr. Moffitt's employment agreement. We also entered into a stock redemption agreement with Mr. Moffitt to repurchase 3,125 performance shares of restricted common stock issued to him. Under the terms of Mr. Moffitt's severance agreement, he received the pro rata portion of his base salary for the two months of services provided in 2001, the first quarterly 2001 payment under our management incentive plan and payment of his base salary and continued participation in certain of our employee benefit plans for one year after February 28, 2001. In addition, we agreed to defer our right to repurchase Mr. Moffitt's remaining shares of common stock until February 28, 2003; changed the repurchase price from fair market value to the greater of the fair market value as of March 31, 2003 and $167.15 per share; granted Mr. Moffitt the right to purchase his leased company vehicle from us at the end of the lease for the residual value; modified the terms of Mr. Moffitt's secured and unsecured promissory notes with us; and agreed to reimburse Mr. Moffitt for any federal and state income taxes payable as a result of the cancellation of interest indebtedness on the amended secured promissory note. Furthermore, Mr. Moffitt agreed to defer his right to cause us to repurchase his shares of common stock until February 28, 2003. For a description of the amended note terms and stock redemptions, see "Item 13. Certain Relationships and Related Transactions - Transactions with Management."

     On March 30, 2001, we entered into a five year employment agreement with Brian E. Johnson, our Executive Vice President and Chief Financial Officer. The employment agreement provides for the payment of a base salary, a grant of a stock option to purchase 5,000 shares of our common stock, at least three weeks paid vacation per year, participation in our leased car program, payment of his present country club membership dues and participation in our other employee benefit programs, including our management incentive program, and includes non-disclosure of confidential information provisions and a non-compete provision for one year following termination of employment with us (unless termination is due to the term expiring). Mr. Johnson has agreed in his employment agreement that any inventions, improvements, technical or software developments, trademarks, patents and similar information relating to us or our business, products or services conceived, developed or made by such executive officer while employed by us belong to us. If Mr. Johnson's employment is terminated without cause or he resigns for good reason, he will be entitled to receive severance payments and continue to participate in our medical and dental plans for one year. In addition, if Mr. Johnson's employment with us terminates for any reason, we will have the right under the employment agreement to repurchase the shares of our common stock owned by him at a purchase price equal to their fair market value. Similarly, we will also be required to repurchase all of the shares of common stock owned by Mr. Johnson at his option if his employment is terminated because of death, disability, retirement or resignation for good reason, so long as we are permitted to do so at the time under the covenants contained in our financing agreements.

COMMITTEES OF THE BOARD OF DIRECTORS

     Our board of directors has an executive committee, a compensation committee, an audit committee and an environmental health and safety committee. The executive committee is able to exercise all of the authority of the board of directors to the maximum extent permitted by Utah law and our charter and bylaws. The members of the executive committee are Richard P. Durham, Jack E. Knott and Timothy J. Walsh. The compensation committee evaluates our compensation policies, determines compensation for our executive officers and administers our stock option plans. The members of the compensation committee are Richard P. Durham,

Albert (Pat) MacMillan and Timothy J. Walsh. The audit committee maintains oversight responsibilities with respect to our accounting, auditing, financial reporting and internal control processes generally. The members of the audit committee are Richard P. Durham, John M. B. O'Connor and Edward A. Lapekas. The members of the environmental health and safety committee are Jack E. Knott, Donald J. Hofmann, Jr. and Edward A. Lapekas.

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

COMPENSATION OF DIRECTORS

     Prior to May 31, 2000, each director received an annual fee of $25,000. As of May 31, 2000, each director who is not an employee of Pliant or a Partner of J.P. Morgan Partners, LLC will receive an annual fee of $25,000. Currently, there are two directors of Pliant who receive director fees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information with respect to the ownership of our common stock as of February 28, 2002 by

     o each person known to own beneficially more than 5% of the common stock,

     o    each of our directors,

     o    each of our Named Executive Officers, and

     o    all of our executive officers and directors as a group.

     The amounts set forth in the table and footnotes below do not include shares of restricted common stock issued under the 2000 plan that remain subject to performance vesting requirements that have not been met as of February 28, 2002.

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

                                                                                     NUMBER OF SHARES
                                                                                     OF COMMON STOCK      PERCENT
NAME OF BENEFICIAL OWNER                                                            BENEFICIALLY OWNED   OF CLASS
------------------------                                                            ------------------   --------
J.P. Morgan Partners (BHCA), L.P.(1)...........................................                362,229      52.8%
The Christena Karen H. Durham Trust(2).........................................                158,917      23.2%
Perry Acquisition Partners L.P.(3)..............................................                34,527       5.0%
Richard P. Durham(4)...........................................................                 34,373       5.0%
Jack E. Knott II(5)............................................................                 11,717       1.7%
Donald J. Hofmann, Jr.(6)......................................................                      -         *
Timothy J. Walsh(6)............................................................                      -         *
John M. B.  O'Connor(6)........................................................                      -         *
Edward A. Lapekas..............................................................                      -         *
Albert (Pat) MacMillan.........................................................                      -         *
Brian E. Johnson...............................................................                  1,011         *
Stanley B. Bikulege............................................................                    610         *
Douglas W. Bengtson............................................................                    645         *
Dale Brockman..................................................................                    432         *
All directors and executive officers as a group (11 persons)...................                 48,788       7.1%

----------------------
*    Less than 1%.

(1) The address of J.P. Morgan Partners (BHCA), L.P. is 1221 Avenue of the Americas, New York, New York 10020. Includes (i) 317,306 shares of common stock held by Southwest Industrial Films, LLC, which is controlled by J.P. Morgan Partners (BHCA), L.P., as managing member, (ii) 44,816 shares of common stock which are issuable upon exercise of the preferred stock warrants held by Flexible Films, LLC, which is controlled by J.P. Morgan Partners (BHCA) L.P. and (iii) 107 shares of common stock which are issuable upon exercise of the 1,264 note warrants held by Southwest Industrial Films, LLC, which is controlled by J.P. Morgan Partners (BHCA), L.P., as managing member.

(2) The address of The Christena Karen H. Durham Trust is c/o Wells Fargo Bank, Private Client Services, MAC S4733-025, 3800 Howard Hughes Parkway, Second Floor, Las Vegas, Nevada 89109. Attention: Mark Dreschler. The Trust was established for the benefit of Christena H. Durham and her children. Christena H. Durham is the wife of Richard P. Durham. Richard P. Durham disclaims beneficial ownership of the shares of common stock owned by the Trust.

(3) The address of Perry Acquisition Partners-2, L.P. is 599 Lexington Avenue , New York, New York 10022. Includes 4,060 shares of common stock which are issuable upon exercise of preferred stock warrants held by an affiliate.

(4) Does not include 9,667 shares of restricted common stock issued under the 2000 plan that do not vest until the performance conditions discussed under "Item 11. Executive Compensation - Stock Options and Restricted Stock" are met.

(5) Includes 8,902 shares of common stock issuable upon exercise of 1998 options that are immediately exercisable. Does not include 5,167 shares of restricted common stock issued under the 2000 plan that do not vest until the performance conditions discussed under "Item 11. Executive Compensation
     - Stock Options and Restricted Stock" are met.

(6) Each of Messrs. Hofmann, Walsh and O'Connor may be deemed the beneficial owner of the shares of common stock and preferred stock warrants owned by Southwest Industrial Films, LLC and Flexible Films, LLC, respectively, due to their status as executive officers of JPMP Capital Corp., which is a subsidiary of J.P. Morgan Chase & Co. and the general partner of the general partner of J.P. Morgan Partners (BHCA), L.P. J.P. Morgan Partners
     (BHCA), L.P. controls both Southwest Industrial Films, LLC and Flexible Films, LLC, as their managing member.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT

     On May 31, 2000, we issued restricted stock under the terms of our 2000 plan to each of our executive officers serving at that time in the following amounts:

     (a) Richard P. Durham - 2,417 time-vested shares and 12,083 performance-vested shares in exchange for a secured promissory note of $7,005,389;

     (b) Jack E. Knott II - 1,292 time-vested shares and 6,458 performance-vested shares in exchange for a secured promissory note of $3,744,260;

     (c) Scott K. Sorensen - 1,125 time-vested shares and 5,625 performance-vested shares in exchange for a secured promissory note of $3,261,129; and

     (d) Ronald G. Moffitt - 625 time-vested shares and 3,125 performance-vested shares in exchange for a secured promissory note of $1,811,739.

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

     On April 1, 2001, we amended the original terms of Mr. Knott's secured promissory note so that (a) no interest would accrue after December 31,2000 and
(b) our sole recourse against Mr. Knott with respect to his obligations under the promissory note would be the 7,750 shares of restricted stock pledged as collateral.

     In connection with the amendment to Mr. Durham's employment agreement in February 2001, we amended the original terms of his secured promissory note so that (a) no interest would accrue after December 31, 2000 and (b) our sole recourse against Mr. Durham with respect to his obligations under the promissory note would be the 14,500 shares of restricted common stock pledged as collateral.

     Messrs. Sorensen and Moffitt resigned from their positions in February 2001 as part of the severance arrangements with Messrs. Sorensen and Moffitt, we amended the original terms of their secured promissory notes so that (a) interest would cease to accrue from December 27, 2000, in the case of Mr. Sorensen, and February 1, 2001, in the case of Mr. Moffitt, and (b) all accrued interest on their secured promissory notes was cancelled as of February 28, 2001, which, in the case of Mr. Sorensen amounted to approximately $132,000, and, in the case of Mr. Moffitt amounted to approximately $85,500. We also entered into stock redemption agreements with each of Messrs. Sorensen and Moffitt pursuant to which we repurchased all 6,750 time and performance vested shares of restricted stock from Mr. Sorensen and the 3,125 performance vested shares of restricted stock from Mr. Moffitt. In each case, we repurchased the shares at a price per share equal to $483.13, which repurchase price was set-off against the principal amount of their respective secured promissory notes. As of December 31, 2001, the amount outstanding under Mr. Durham's secured promissory note, including accrued interest, was $7,292,898, the amount outstanding under Mr. Knott's secured promissory note, including accrued interest, was $3,960,400, the amount outstanding under Mr. Moffitt's secured promissory note was $301,956; and Mr. Sorensen's secured promissory note was no longer outstanding.

     In connection with our split-off from Huntsman Corporation, we issued 7,000 shares of our Class C common stock to Richard P. Durham, our President and Chief Executive Officer and a director, in exchange for a $700,000 promissory note. This promissory note bears interest at 7% per annum and is payable over approximately 51 months. The balance on this note was completely paid as of December 31, 2001.

     On February 22, 1999, we sold 26,223 shares of Class C common stock to certain members of our senior management. 15,734 of these shares were issued to Richard P. Durham, our President and Chief Executive Officer in exchange for a $1,573,400 promissory note; 7,867 of these shares were sold to Scott K. Sorensen, our then Executive Vice President, Chief Financial Officer and Treasurer, in exchange for a $786,700 promissory note; and 2,622 shares were sold to Ronald G. Moffitt, our then Senior Vice President and General Counsel, Secretary, in exchange for a $262,200 promissory note. All of such notes bear interest at 7% per annum and were originally payable in three annual installments beginning in February 2002. Pursuant to the recapitalization agreement, each of these promissory notes receivable was amended on May 31, 2000 to provide that they are payable in three annual installments beginning on May 31, 2006. In connection with the amendment to Mr. Durham's employment agreement, we modified the terms of his amended promissory note so that no interest on such note would accrue after December 31, 2000. As part of the severance arrangements with Messrs. Sorensen and Moffitt, we modified the terms of their amended promissory notes so that interest on such notes ceased to accrue on February 28, 2001. As of December 31, 2001, the amount outstanding under Mr. Durham's amended promissory note was $1,637,974; the amount outstanding under Mr. Moffitt's amended promissory note was $275,877; and the amount outstanding under Mr. Sorensen's amended promissory note was $896,838.

TRANSACTIONS BETWEEN PLIANT AND NEW STOCKHOLDERS

     Common Stock Registration Rights Agreement

     Pursuant to the registration rights agreement entered into on May 31, 2000, we granted to our institutional common stockholders and warrantholders certain "demand" and "piggyback" registration rights for the registration under the Securities Act of the shares of common stock owned by them. Under the registration rights agreement, upon request of holders holding in excess of 50% of the shares of common stock held by our institutional investors and their transferees and affiliates (the "Requisite Investor Stockholders"), we are required to use our best efforts to register the shares. The Requisite Investor Stockholders will be entitled to request two demand registrations. Also, if we are not a public company or sold to a third party prior to May 31, 2005, the Trust and its transferees and affiliates will be entitled to request one demand registration. Further, at any time 60 days after our initial public offering, holders holding in excess of 60% of the shares of common stock underlying the preferred stock warrants and holders holding in excess of 60% of the shares of common stock underlying the note warrants will each be entitled to exercise one demand registration. At any time after we have qualified for use of Form S-3, all parties to the registration rights agreement will have the right to request that we effect a registration under the Securities Act of their shares of common stock, subject to customary "blackout" and "cutback" provisions. The stockholders and holders of the preferred stock warrants and note warrants party to the registration rights agreement also may request that we use our best efforts to register shares of common stock held by them in other registrations initiated by us on our own behalf or on behalf of any other stockholder. We must pay all reasonable out-of-pocket costs and expenses, other than underwriting discounts and commissions, of any registration under the registration rights agreement. The registration rights agreement also contains customary provisions with respect to registration procedures, underwritten offerings and indemnification and contribution rights in connection with the registration of common stock on behalf of the stockholders, holders of the preferred stock warrants and holders of the note warrants party to the registration rights agreement.

     The above summary of certain provisions of the registration rights agreement does not purport to be complete and is qualified in its entirety by reference to all of the provisions of the registration rights agreement, a copy of which has been incorporated by reference as an exhibit to this report.

     The Stockholders' Agreement

     The stockholders' agreement entered into on May 31, 2000, as amended as of July 16, 2001 and December 19, 2001, governs the exercise of voting rights by our stockholders, including holders of our preferred stock warrants who exercise their warrants for common stock, with respect to the election of directors and certain other material events. The parties to the stockholders' agreement agreed initially to vote their shares of common stock to elect (i) four directors designated by the Requisite Investor Stockholders, (ii) two directors designated by the Trust and (iii) one director appointed by our board of directors, who must be a member of our senior management. At the request of the Requisite Investor Stockholders, the size of our board of directors may be increased from seven to nine. If so increased, one of the two additional directors will be designated by the Requisite Investor Stockholders and the other will be our chief executive officer.

     The provisions of the stockholders' agreement also govern:

     o restrictions on the transfer of shares of common stock and the preferred stock warrants;

     o preemptive rights for holders of our common stock and preferred stock warrants to purchase certain equity securities to be issued by us in the amounts required to maintain their percentage ownership;

     o stockholder or company rights of first refusal to purchase certain shares of our common stock to be sold by other stockholders;

     o agreement by stockholders and holders of the preferred stock warrants to consent to the sale of all of, or a controlling interest in, us to a third party, if such sale is approved by our board of directors, and to sell their shares of common stock and preferred stock warrants if so required;

     o rights of stockholders and holders of the preferred stock warrants to participate in certain sales of the shares of our common stock by other stockholders; and

     o rights of holders of our common stock and preferred stock warrants to receive certain financial and other information.

     The above summary of certain provisions of the stockholders' agreement ,as amended, does not purport to be complete and is qualified in its entirety by reference to all of the provisions of the stockholders' agreement, a copy of which has been incorporated by reference as an exhibit to this report.

     Credit Facilities

     JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank) is the syndication agent, and its affiliate, J.P. Morgan Chase & Co. (formerly The Chase Manhattan Corporation), is a lender under our credit facilities. Both JPMorgan Chase Bank and J.P. Morgan Chase & Co. receive customary fees under the credit facilities for acting in such capacities. Each of JPMorgan Chase Bank, J.P. Morgan Chase & Co. and J.P. Morgan Securities Inc. are affiliates of Southwest Industrial Films, LLC, which owns approximately 53% of our outstanding common stock and currently has the right under the stockholders' agreement to appoint four of our directors, and of Flexible Films, LLC, which owns approximately 57% of our preferred stock. Southwest Industrial Films, LLC and Flexible Films, LLC are subsidiaries of J.P. Morgan Partners (BHCA), L.P. Donald
J. Hofmann, Jr., Timothy J. Walsh and John M.B. O'Connor, who serve as our directors, are executive officers of J.P. Morgan Partners, LLC, which serves as investment advisor to J.P. Morgan Partners (BHCA), L.P., and JPMP Capital Corp., a subsidiary of J.P. Morgan Chase & Co., which is the general partner of the general partner of J.P. Morgan Partners (BHCA), L.P.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a)(1)     PLIANT CORPORATION AND SUBSIDIARIES FINANCIAL STATEMENTS:

            Index to Financial Statements and Financial Statement Schedule                                               F-1

            Report of Independent Public Accountants                                                                     F-2

            Consolidated Balance Sheets as of December 31, 2001 and 2000                                                 F-3

            Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999                   F-4

            Consolidated Statements of Stockholders' Equity (Deficit) for
            the years ended December 31, 2001, 2000                                                                      F-5
            and 1999

            Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999                   F-6

            Notes to Consolidated Financial Statements                                                                   F-8

(a)(2)      FINANCIAL STATEMENT SCHEDULE:
            Schedule II - Valuation and Qualifying Accounts                                                              S-1

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

       3.2 Articles of Amendment of Third Amended and Restated Articles of Incorporation of Pliant Corporation (incorporated by reference to Exhibit 3.2 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 filed on April 2, 2001).

       3.3 Articles of Amendment of Third Amended and Restated Articles of Incorporation of Pliant Corporation (incorporated by reference to Exhibit 3.2 to Pliant Corporation's Registration Statement on Form S-1 (File No. 333-65754)).

       3.4 Amended and Restated Bylaws of Pliant Corporation (incorporated by reference to Exhibit 3.10 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

       4.1 Indenture, dated as of May 31, 2000, among Pliant Corporation, the Note Guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

       4.2    Form of New Notes (incorporated by reference to Exhibit B to
              Exhibit 4.1).

       4.3 First Supplemental Indenture, dated as of July 16, 2001, among Pliant Corporation, the New Note Guarantors party thereto, the existing Note Guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.3 to Pliant Corporation's Registration Statement on Form S-1 (File No. 333-65754)).

       4.4 Exchange and Registration Rights Agreement, dated as of May 31, 2000, among Pliant Corporation, the Note Guarantors party thereto, and Chase Securities, Inc. and Deutsche Bank Securities Inc., as Initial Purchasers (incorporated by reference to Exhibit 4.3 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

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

       10.3 Amendment No. 1 and Waiver dated as of July 16, 2001 to the Stockholder's Agreement, dated as of May 31, 2000, among Pliant Corporation, Chase Domestic Investments, L.L.C. and each of the stockholders and warrantholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.3 to Pliant Corporation's Registration Statement on Form S-1 (File No. 333-65754)).

       10.4* Amendment No. 2 dated as of December 19, 2001 to the Stockholder's Agreement, dated as of May 31, 2000, among Pliant Corporation, Chase Domestic Investments, L.L.C. and each of the stockholders and warrantholders listed on the signature pages thereto.

       10.5 Registration Rights Agreement, dated as of May 31, 2000 (the "Registration Rights Agreement"), among Pliant Corporation, Chase Domestic Investments, L.L.C. and each of the stockholders and warrantholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.3 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

       10.6 Amendment No. 1, dated as of June 13, 2000, to the Registration Rights Agreement (incorporated by reference to Exhibit 10.4 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

       10.7 Securities Purchase Agreement, dated as of May 31, 2000, among Pliant Corporation and each of the purchasers of Pliant Corporation's preferred stock listed on the signature pages thereto (incorporated by reference to Exhibit 10.5 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

       10.8 Amendment No. 1 and Waiver dated as of July 16, 2001 to the Securities Purchase Agreement dated as of May 31, 2000 among Pliant Corporation, and each of the purchasers of Pliant Corporation's preferred stock listed on the signature pages thereto ((incorporated by reference to Exhibit 10.7 to Pliant Corporation's Registration Statement on Form S-1 (File No. 333-65754)).

       10.9 Warrant Agreement, dated as of May 31, 2000, among Pliant Corporation and Chase Domestic Investments, L.L.C. (incorporated by reference to Exhibit 10.6 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

       10.10 Amendment No. 1 dated as of July 16, 2001 to the Warrant Agreement dated as of May 31, 2000 among Pliant Corporation and the initial warrantholders listed in Schedule I thereto (incorporated by reference to Exhibit 10.9 to Pliant Corporation's Registration Statement on Form S-1 (File No. 333-65754)).

       10.11 Securities Purchase Agreement dated as of July 16, 2001 among Pliant Corporation and the purchasers of Pliant Corporation's preferred stock listed on the schedules thereto (incorporated by reference to Exhibit 10.10 to Pliant Corporation's Registration Statement on Form S-1 (File No. 333-65754)).

       10.12 Credit Agreement, dated as of September 30, 1997, as amended and restated as of May 31, 2000, among Pliant Corporation, the subsidiary guarantors party thereto, the various lenders from time to time party thereto (the "Lenders"), Bankers Trust Company, as Administrative Agent and Collateral Agent, and The Chase Manhattan Bank, as Syndication Agent, and The Bank of Nova Scotia, as the Documentation Agent (incorporated by reference to Exhibit 10.7 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

       10.13 Amendment No. 1, dated as of September 30, 2000, to Credit Agreement dated as of September 30, 1997, as amended and restated as of May 31, 2000 (incorporated by reference to Exhibit 10.1 to Pliant Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

       10.14 Amendment No. 2, dated as of July 10, 2001, to the Credit Agreement dated as of September 30, 1997, as amended and restated as of May 31, 2000 (incorporated by reference to Exhibit 10.13 to Pliant Corporation's Registration Statement on Form S-1 (File No. 333-65754)).

       10.15 Guarantee Agreement, dated as of September 30, 1997, as amended and restated as of May 31, 2000, among the subsidiary guarantors party thereto and Bankers Trust Company, as Collateral Agent (incorporated by reference to Exhibit 10.8 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

       10.16 Supplement No. 1, dated as of July 19, 2001, to the Guarantee Agreement, dated as of September 30, 1997, as amended and restated as of May 31, 2000, among Pliant Corporation, each of the subsidiaries listed on Schedule I thereto and Bankers Trust Company, as Administrative Agent (incorporated by reference to Exhibit 10.15 to Pliant Corporation's Registration Statement on Form S-1 (File No. 333-65754)).

       10.17 Security Agreement, dated as of September 30, 1997, as amended and restated as of May 31, 2000, among the subsidiary guarantors party thereto and Bankers Trust Company, as Collateral Agent (incorporated by reference to Exhibit 10.9 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

       10.18 Supplement No. 1, dated as of July 19, 2001, to the Security Agreement, dated as of September 30, 1997, as amended and restated as of May 31, 2000, among Pliant Corporation, each of the subsidiaries listed on Schedule I thereto and Bankers Trust Company, as Collateral Agent (incorporated by reference to Exhibit
              10.17 to Pliant Corporation's Registration Statement on Form S-1 (File No. 333-65754)).

       10.19 Pledge Agreement, dated as of September 30, 1997, as amended and restated as of May 31, 2000, among the subsidiary guarantors party thereto and Bankers Trust Company, as Collateral Agent (incorporated by reference to Exhibit 10.10 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

       10.20 Supplement No. 1, dated as of July 19, 2001, to the Pledge Agreement, dated as of September 30, 1997, as amended and restated as of May 31, 2000, among Pliant Corporation, each of the subsidiaries listed on Schedule I thereto and Bankers Trust Company, as Collateral Agent (incorporated by reference to Exhibit
              10.19 to Pliant Corporation's Registration Statement on Form S-1 (File No. 333-65754)).

       10.21 Indemnity, Subrogation and Contribution Agreement, dated as of September 30, 1997, as amended and restated as of May 31, 2000, among the subsidiary guarantors party thereto and Bankers Trust Company, as Collateral Agent (incorporated by reference to Exhibit
              10.11 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

       10.22 Supplement No. 1, dated as of July 19, 2001, to the Indemnity, Subrogation and Contribution Agreement, dated as of September 30, 1997, as amended and restated as of May 31, 2000, among Pliant Corporation, each of the subsidiaries listed on Schedule I thereto and Bankers Trust Company, as Collateral Agent (incorporated by reference to Exhibit 10.21 to Pliant Corporation's Registration Statement on Form S-1 (File No. 333-65754)).

       10.23 Employment Agreement, dated as of May 31, 2000, between Pliant Corporation and Richard P. Durham (incorporated by reference to
              Exhibit 10.12 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

       10.24 Amendment No. 1, dated as of February 1, 2001, to the Employment Agreement, dated as of May 31, 2000, between Pliant Corporation and Richard P. Durham (incorporated by reference to Exhibit 10.14 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 filed on April 2, 2001).

       10.25 Employment Agreement, dated as of May 31, 2000, between Pliant Corporation and Jack E. Knott (incorporated by reference to
              Exhibit 10.13 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

       10.26 Employment Agreement, dated as of May 31, 2000, between Pliant Corporation and Scott K. Sorensen (incorporated by reference to
              Exhibit 10.14 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

       10.27 Letter Agreement, dated as of December 27, 2000, terminating the Employment Agreement, dated as of May 31, 2000, between Pliant Corporation and Scott K. Sorensen (incorporated by reference to
              Exhibit 10.17 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 filed on April 2, 2001).

       10.28 Employment Agreement, dated as of May 31, 2000, between Pliant Corporation and Ronald G. Moffitt (incorporated by reference to
              Exhibit 10.15 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

       10.29 Letter Agreement, dated as of January 22, 2001, terminating the Employment Agreement, dated as of May 31, 2000, between Pliant Corporation and Ronald G. Moffitt (incorporated by reference to
              Exhibit 10.19 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 filed on April 2, 2001).

       10.30* Employment Agreement, dated as of March 30, 2001, between Pliant
              Corporation and Brian E. Johnson.

       10.31 Restricted Stock Agreement, dated as of May 31, 2000, between Pliant Corporation and Richard P. Durham (incorporated by reference to Exhibit 10.16 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

       10.32 Restricted Stock Agreement, dated as of May 31, 2000, between Pliant Corporation and Jack E. Knott (incorporated by reference to
              Exhibit 10.17 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

       10.33 Restricted Stock Agreement, dated as of May 31, 2000, between Pliant Corporation and Scott K. Sorensen (incorporated by reference to Exhibit 10.18 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

       10.34 Stock Redemption Agreement, dated as of December 27, 2000, between Pliant Corporation and Scott K. Sorensen (incorporated by reference to Exhibit 10.23 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 filed on April 2, 2001).

       10.35 Restricted Stock Agreement, dated as of May 31, 2000, between Pliant Corporation and Ronald G. Moffitt (incorporated by reference to Exhibit 10.19 Pliant Corporation's Registration Statement on (Form S-4 (File No. 333-42008))

       10.36 Stock Redemption Agreement, dated as of February 1, 2001, between Pliant Corporation and Ronald G. Moffitt (incorporated by reference to Exhibit 10.25 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 filed on April 2, 2001).

       10.37 Pledge Agreement, dated as of May 31, 2000, in favor of Pliant Corporation made by Richard P. Durham (incorporated by reference to Exhibit 10.20 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

       10.38 Amendment No. 1, dated as of March 1, 2001, to the Pledge Agreement dated as of May 31, 2000, among Pliant Corporation and Richard P. Durham (incorporated by reference to Exhibit 10.35 to Post-Effective Amendment No. 2 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

       10.39 Pledge Agreement, dated as of May 31, 2000, in favor of Pliant Corporation made by Jack E. Knott (incorporated by reference to Exhibit 10.21 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

       10.40 Amendment No. 1, dated as of April 1, 2001, to the Pledge Agreement dated as of May 31, 2000, among Pliant Corporation and Jack E. Knott (incorporated by reference to Exhibit 10.36 to Post-Effective Amendment No. 2 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

       10.41 Pledge Agreement, dated as of May 31, 2000, in favor of Pliant Corporation made by Scott K. Sorensen (incorporated by reference to Exhibit 10.22 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

       10.42 Pledge Agreement, dated as of May 31, 2000, in favor of Pliant Corporation made by Ronald G. Moffitt (incorporated by reference to Exhibit 10.23 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

       10.43 1998 Pliant Corporation Stock Option Plan (incorporated by reference to Exhibit 10.10 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 1998).

       10.44 Pliant Corporation Management Incentive Plan for Senior Divisional Management (1999) (incorporated by reference to Exhibit 10.1 to Pliant Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

       10.45 Pliant Corporation 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.26 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

       10.46 Second Amended and Restated Stock Option Agreement, dated as of May 31, 2000 between Pliant Corporation and Jack E. Knott (incorporated by reference to Exhibit 10.27 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

       10.47 Pliant Corporation Management Incentive Plan (2000) (incorporated by reference to Exhibit 10.2 to Pliant Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

       10.48* Pliant Corporation Management Incentive Plan (2001).

       10.49* Pliant Corporation Management Incentive Plan (2002).

       12.1*  Statement re: computation of ratios of earning to fixed charges.

       21.1*  Subsidiaries of Pliant Corporation.

       99.1*  Letter of Pliant Corporation regarding Arthur Andersen LLP.
-----
*    Filed with this report.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter of 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 19, 2002.

                               PLIANT CORPORATION


                               By /s/ Richard P. Durham
                                  ----------------------------------------------
                                  Richard P. Durham, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 19, 2002 by the following persons on behalf of the Registrant and in the capacities indicated.

                               By /s/ Richard P. Durham
                                  ----------------------------------------------
                                  Richard P. Durham, Chairman
                                  of the Board of Directors and
                                   Chief Executive Officer
                                  (Principal Executive Officer)


                               By /s/ Jack E. Knott II
                                  ----------------------------------------------
                                  Jack E. Knott II, President, Chief Operating
                                  Officer and Director


                               By /s/ Brian E. Johnson
                                  ----------------------------------------------
                                  Brian E. Johnson, Executive Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)


                               By /s/ Donald J. Hofmann, Jr.
                                  ----------------------------------------------
                                  Donald J. Hofmann, Jr., Director


                               By /s/ Timothy J. Walsh
                                  ----------------------------------------------
                                  Timothy J. Walsh, Director


                               By /s/ John M.B. O'Connor
                                  ----------------------------------------------
                                  John M.B. O'Connor, Director


                               By /s/ Edward A. Lapekas
                                  ----------------------------------------------
                                  Edward A. Lapekas, Director


                               By /s/ Albert MacMillan
                                  ----------------------------------------------
                                  Albert MacMillan, Director

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

         PLIANT CORPORATION AND SUBSIDIARIES FINANCIAL STATEMENTS:

         Report of Independent Public Accountants                                                                     F-2

         Consolidated Balance Sheets as of December 31, 2001 and 2000                                                 F-3

         Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999                   F-4

         Consolidated Statements of Stockholders' Equity/(Deficit) for the years ended December 31, 2001, 2000        F-5
         and 1999

         Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999                   F-6

         Notes to Consolidated Financial Statements                                                                   F-8

         FINANCIAL STATEMENT SCHEDULE:

         Schedule II - Valuation and Qualifying Accounts                                                              S-1

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Pliant Corporation:

     We have audited the accompanying consolidated balance sheets of Pliant Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pliant Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

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

Arthur Andersen LLP

Chicago, Illinois
January 28, 2002

                       PLIANT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

 AS OF DECEMBER 31, 2001 AND 2000 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                                                               2001          2000
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents............................................................................       $4,818        $3,060
   Receivables:
     Trade accounts, net of allowances of $ 2,438 and $2,166, respectively..............................      111,768       104,247
     Other..............................................................................................       13,668        10,811
   Inventories..........................................................................................       83,948        79,151
   Prepaid expenses and other...........................................................................        3,026         1,983
   Income taxes receivable..............................................................................          985         2,758
   Deferred income taxes................................................................................        2,563        12,992
                                                                                                              -------       -------
         Total current assets...........................................................................      220,776       215,002
                                                                                                              -------       -------
PLANT AND EQUIPMENT, net:                                                                                     369,324       333,083
                                                                                                              -------       -------
GOODWILL AND INTANGIBLE ASSETS, net.....................................................................      231,199       205,870
                                                                                                              -------       -------
OTHER ASSETS............................................................................................       30,384        31,079
                                                                                                              -------       -------
         Total assets...................................................................................     $851,683      $785,034
                                                                                                              =======       =======
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES:
   Trade accounts payable...............................................................................     $101,508      $109,018
   Accrued liabilities:
       Interest payable.................................................................................       10,392         4,453
       Customer rebates.................................................................................        7,571         8,602
       Other............................................................................................       25,134        25,957
   Current portion of long-term debt....................................................................       17,767         9,362
                                                                                                               ------         -----
         Total current liabilities......................................................................      162,372       157,392
LONG-TERM DEBT, net of current portion..................................................................      695,556       678,031
OTHER LIABILITIES.......................................................................................       18,944        17,385
DEFERRED INCOME TAXES...................................................................................       26,156        33,060
                                                                                                              -------       -------
         Total liabilities..............................................................................      903,028       885,868
                                                                                                              -------       -------
MINORITY INTEREST
COMMITMENTS AND CONTINGENCIES (Notes 6, 7, 10 and 12) ..................................................          271             -
REDEEMABLE STOCK:
   Preferred stock - 200,000 shares authorized, 130,983 shares outstanding as of
   December 31, 2001; 100,000 share outstanding as of December 31,
   2000 and designated as Series A, no par value with a redemption and
   liquidation value of $1,000 per share................................................................      126,149        88,721
                                                                                                              -------       -------
   Common stock - 60,000 shares authorized, no par value; 53,996 shares outstanding as of December 31, 2001 and 57,121 outstanding as of December 31, 2000 net of related stockholders' notes receivable of $12,720 at December 31, 2001 and
   $14,551 at December 31, 2000 ........................................................................       16,778        16,456
                                                                                                              -------       -------
         Total redeemable stock.........................................................................      142,927       105,177
                                                                                                              -------       -------

STOCKHOLDERS' (DEFICIT):
   Common stock - no par value; 10,000,000 shares authorized, 542,571 and 510,674 shares outstanding as
   of December 31,2001 and December 31,2000, respectively...............................................      103,362        87,989
   Warrants to purchase common stock....................................................................       38,715        26,500
   Retained (deficit)...................................................................................     (326,356)     (312,414)
   Stockholders' notes receivable.......................................................................         (616)         (825)
   Accumulated other comprehensive (loss)...............................................................       (9,648)       (7,261)
         Total stockholders' (deficit)..................................................................     (194,543)     (206,011)
                                                                                                              -------       -------
         Total liabilities and stockholders' (deficit)..................................................     $851,683      $785,034
                                                                                                              =======       =======


                 See notes to consolidated financial statements.

                       PLIANT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                               2001          2000          1999
                                                                                               ----          ----          ----
NET SALES.............................................................................        $840,360      $843,797      $813,730
COST OF SALES.........................................................................         665,092       696,716       655,752
                                                                                               -------       -------       -------
         Gross profit.................................................................         175,268       147,081       157,978
                                                                                               -------       -------       -------
OPERATING EXPENSES:
   Selling, general and administrative ...............................................          88,821        93,937        73,976
   Research and development...........................................................           9,821         8,596         5,514
   Stock-based compensation related to administrative employees.......................           7,033             -             -
   Compensation and transaction costs related to recapitalization.....................               -        10,754             -
   Plant closing costs, net...........................................................         (4,588)        19,368         2,497
                                                                                               -------       -------       -------
         Total operating expenses.....................................................         101,087       132,655        81,987
                                                                                               -------       -------       -------
OPERATING INCOME......................................................................          74,181        14,426        75,991
INTEREST EXPENSE......................................................................         (75,988)      (68,534)      (44,028)
OTHER INCOME , net....................................................................           6,525           332           435
                                                                                               -------       -------       -------
INCOME (LOSS)  BEFORE
   INCOME TAXES AND EXTRAORDINARY LOSS................................................           4,718      (53,776)        32,398
                                                                                               -------       -------       -------
INCOME TAX EXPENSE (BENEFIT):
   Current............................................................................           4,204         4,144         6,829
   Deferred...........................................................................           2,582      (18,387)         7,258
                                                                                               -------       -------       -------
         Total income tax expense (benefit)...........................................           6,786      (14,243)        14,087
                                                                                               -------       -------       -------
INCOME (LOSS)  BEFORE EXTRAORDINARY LOSS..............................................          (2,068)      (39,533)        18,311
EXTRAORDINARY LOSS (net of income tax benefit of $7,500)..............................               -      (11,250)             -
                                                                                               -------       -------       -------
NET INCOME (LOSS).....................................................................       $  (2,068)     $(50,783)       $18,311
                                                                                               =======       =======       =======









                 See notes to consolidated financial statements.

                       PLIANT CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
       FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (IN THOUSANDS)
--------------------------------------------------------------------------------



                                                                                          Warrants
                                                                                             to
                                          Class A          Class B                       Purchase     Retained
                                        Common Stock    Common Stock      Common Stock    Common      Earnings
                              Total     Shares Amount   Shares  Amount   Shares  Amount    Stock      (Deficit)
                              -----     -------------   --------------   --------------   --------    ---------

Balance, December 31, 1998    70,587    1,000  63,161     7        515                                  13,731
   Net income.............    18,311                                                                    18,311
   Foreign currency
     translation
     adjustments..........     1,629

  Payments received on
   stockholder note
   receivable.............       135
                           ----------- ------ -------- ------- -------- ------ ---------- ---------- ----------
Balance, December 31, 1999    90,662    1,000  63,161     7        515                                  32,042
   Net loss...............   (50,783)                                                                  (50,783)
   Foreign currency
     translation
     adjustments..........    (2,504)

  Recapitalization
   transaction............  (231,762)  (1,000)(63,161)   (7)      (515)    508    86,932    18,550    (272,979)
  Issuance of warrants to
   purchase common stock
   with senior notes......     7,950                                                         7,950
  Preferred stock
   dividends and accretion    (8,771)                                                                   (8,771)
  Increase to redemption
   value of redeemable
   common stock...........   (11,923)                                                                  (11,923)
  Issuance of stock to
   management in exchange
   for promissory notes...                                                   7     3,261
  Discount on stockholder
   note receivable........       323
  Issuance of stock to
   management.............       797                                         2       797
  Repurchase of common
   stock from management
   and cancellation of
   note...................                                                  (6)   (3,001)
                           ----------- ------ -------- ------- -------- ------ ---------- ---------- ----------
Balance, December 31, 2000  (206,011)                                      511    87,989    26,500    (312,414)
Net loss..................    (2,068)                                                                   (2,068)
Stock-based compensation
    Related to
    administrative
    Employees.............     7,033                                                                     7,033
Fair value change in
 interest rate
   Derivatives classified
    as cash
   Flow hedges............    (2,944)
Preferred stock dividend
and Accretion                (18,907)                                                                  (18,907)
Issuance of stock as a
   result of Uniplast
   acquisition............    15,735                                        33    15,735
Issuance of warrants with
   preferred stock            12,215                                                        12,215
Repurchase of common
stock and cancellation of
notes from Management.....      (111)                                       (1)     (362)
Amortization of discount
on Stockholder's note
 receivable..............        (42)
Foreign currency
translation
    Adjustment...........        557
                           ----------- ------ -------- ------- -------- ------ ---------- ---------- ----------
Balance, December 31,
2001.....................  $(194,543)                                      543  $103,362   $38,715   $(326,356)
                           =========== ====== ======== ======= ======== ====== ========== ========== ==========


                                                                          Accumulated
                                                            Stockholder'   Other
                                                              Notes     Comprehensive
                                                            Receivable     Income
                                                            ----------- -------------

Balance, December 31, 1998                                      (434)      (6,386)
   Net income.............
   Foreign currency
     translation
     adjustments..........                                                  1,629
  Payments received on
   stockholder note
   receivable.............                                       135
                                                           -----------  ------------
Balance, December 31, 1999                                      (299)      (4,757)
   Net loss...............
   Foreign currency
     translation
     adjustments..........                                                 (2,504)
                                                                                -
  Recapitalization
   transaction............                                      (589)
  Issuance of warrants to
   purchase common stock
   with senior notes......
  Preferred stock
   dividends and accretion
  Increase to redemption
   value of redeemable
   common stock...........
  Issuance of stock to
   management in exchange
   for promissory notes...                                    (3,261)
  Discount on stockholder
   note receivable........                                       323
  Issuance of stock to
   management.............
  Repurchase of common
   stock from management
   and cancellation of
   note...................                                     3,001
                                                           -----------  ------------
Balance, December 31, 2000                                      (825)      (7,261)
Net loss...................
Stock-based compensation
    Related to
    administrative
    Employees..............
Fair value change in
interest rate
   Derivatives classified
    as cash
   Flow hedges.............                                                (2,944)
Preferred stock dividend
and Accretion..............
Issuance of stock as a
   result of  Uniplast
   acquisition
Issuance of warrants with
   preferred stock
Repurchase of common
 stock and cancellation of
 notes from Management.....                                      251
Amortization of discount
on Stockholder's note
receivable.................                                      (42)
Foreign currency
translation Adjustment.....                                                  557
                                                           -----------  ------------
Balance, December 31,
2001....                                                       $(616)     $(9,648)
                                                           ===========  ============



                 See notes to consolidated financial statements.

                       PLIANT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
   FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                               2001          2000          1999
                                                                                               ----          ----          ----
Cash flows from operating activities:
   Net income (loss)..................................................................         $(2,068)    $(50,783)      $18,311
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization....................................................          47,017       39,546        35,019
     Deferred income taxes............................................................           2,980      (18,387)        7,137
     Change in provision for losses on accounts receivable............................             272         (156)         (455)
     Non-cash compensation expense related to stock options...........................           7,033         2,641          770
     Discount on stockholder note receivable..........................................                           323            -
     Non-cash plant closing costs.....................................................         (7,615)             -            -
     Write-down of impaired plant and equipment.......................................                        14,801        1,370
     Loss on disposal of assets.......................................................           (433)           514           86
     Extraordinary loss (net of income taxes).........................................                        11,250            -
     Minority Interest                                                                             271             -            -
     Changes in operating assets and liabilities - net of effects of acquisitions:
       Trade accounts receivable......................................................            (182)        4,886      (26,278)
       Other receivables..............................................................          (2,857)        2,055       (3,070)
       Inventories....................................................................           2,249         (952)       (7,829)
       Prepaid expenses and other.....................................................            (651)          661        1,411
       Intangible assets and other assets.............................................           1,090         1,930        7,145
       Trade accounts payable.........................................................         (15,023)       48,962       16,870
       Accrued liabilities............................................................          (2,988)        4,355       (4,012)
       Due to affiliates..............................................................               -        (4,715)      (2,285)
       Income taxes payable/receivable................................................           1,733           (67)       4,674
       Other liabilities..............................................................            (484)        3,402        2,589
                                                                                            ------------- ------------- -----------
           Net cash provided by operating activities..................................          30,344        60,266       51,453
                                                                                            ------------- ------------- -----------
Cash flows from investing activities:
   Capital expenditures for plant and equipment.......................................         (56,418)      (65,644)     (35,723)
   Payment for purchase of certain net assets of KCL Corporation, net of
     cash acquired....................................................................               -             -      (11,498)
   Uniplast acquisition, net of cash
   acquired....................................................                                (38,778)            -            -
   Proceeds from sale of assets.......................................................           7,914             -        1,191
                                                                                            ------------- ------------- -----------
Net cash used in investing activities                                                          (87,282)      (65,644)     (46,030)
                                                                                            ------------- ------------- -----------
Cash flows from financing activities:

   Payment of capitalized loan fees...................................................          (1,932)      (22,303)           -
   Payment of fees from tender offer..................................................               -       (10,055)           -
   Redemption of common stock.........................................................               -      (314,034)           -
   Net proceeds from issuance of common and preferred stock ..........................          30,991       161,820            -
   (Payments)/Borrowings on long-term debt............................................          25,930      (507,002)     (17,850)
   Proceeds from issuance of Class C nonvoting common stock...........................               -             -          986
   Payments received from stockholder on note receivable..............................               -           165          135
   Proceeds from issuance of long-term debt...........................................               -       691,684            -
                                                                                            ------------- ------------- -----------
           Net cash provided by (used in) financing activities........................         $54,989          $275     $(16,729)
                                                                                            ------------- ------------- -----------

                 See notes to consolidated financial statements.

                       PLIANT CORPORATION AND SUBSIDIARIES

   FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                                 2001          2000          1999
                                                                                                 ----          ----          ----
Effect of exchange rate changes on cash and cash equivalents..........................           $3,707         $(934)       $1,186
                                                                                                  -----          -----        -----
Net increase (decrease) in cash and cash equivalents..................................            1,758        (6,037)      (10,120)
Cash and cash equivalents, beginning of the year......................................            3,060         9,097        19,217
                                                                                                  -----         -----        ------
Cash and cash equivalents, end of the year............................................           $4,818        $3,060        $9,097
                                                                                                  =====         =====         =====
Supplemental disclosures of cash flow information:
   Cash paid (received) during the year for:
     Interest.........................................................................          $69,503       $62,781       $43,179
                                                                                                 ======        ======        ======
     Income taxes.....................................................................          $(1,594)      $(4,160)        $(361)
                                                                                                 ======        ======        ======
     Supplemental schedule of non-cash investing and financing activities:

     A capital lease obligation of $353 was incurred during 1999 for new equipment.

     On October 18, 1999, certain assets were acquired and certain liabilities were assumed of KCL Corporation for cash of $11,498. As part of the acquisition, liabilities assumed were as follows:

     Fair value of assets acquired (including goodwill of $2,651)...................                                        $15,500
     Cash paid......................................................................                                        (11,498)
                                                                                                                             ------
     Liabilities assumed............................................................                                         $4,002
                                                                                                                             ======


On July 16, 2001, certain assets were acquired and certain liabilities were assumed of Uniplast Films Corporation for a total purchase price of approximately $56,000. The purchase price was paid through a cash payment of approximately $40,300 to discharge pre-acquisition debt and the issuance of Pliant common stock of approximately $15,700 to the shareholders of Uniplast.





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

     Immediately following the Recapitalization, approximately 55.5% of our total common stock was owned by an affiliate of J.P. Morgan Partners, LLC approximately 4.3% of our total common stock was owned by certain other institutional investors, and approximately 40.2% of our total common stock was owned collectively by the Trust and the Management Investors. J.P. Morgan Partners, LLC owns our common stock through its Flexible Film, LLC subsidiary and owns our preferred stock through its Southwest Industrial Films, LLC subsidiary.

     The accounting for the Recapitalization did not result in changes to the historical cost presentation of our assets and liabilities.

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Pliant Corporation and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK - We are dependent upon a limited number of large customers with substantial purchasing power for a significant portion of our sales. Approximately 39% and 29% of the consolidated trade accounts receivable before allowances at December 31, 2001 and 2000, respectively were represented by twenty customers. One customer represented approximately 9% and 10% of consolidated receivables at December 31, 2001 and 2000, respectively.

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

                       PLIANT CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

     PLANT AND EQUIPMENT - Plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated economic useful lives of the assets as follows:


                 Land improvements.............................................    20 years
                 Buildings and improvements....................................    20 years
                 Computer Equipment and Software                                   3-7 years
                 Machinery and equipment.......................................    7-15 years
                 Furniture, fixtures and vehicles..............................    3-7 years
                 Leasehold improvements........................................    10-20 years


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

     INTANGIBLE ASSETS - Intangible assets are stated at cost. Amortization is computed using the straight-line method over the estimated economic useful lives of the assets as follows:


                 Cost in excess of fair value of net assets acquired ..........    10-40 years
                 Other intangible assets.......................................    2-15 years

     CARRYING VALUE OF LONG-LIVED ASSETS - We evaluate the carrying value of long-lived assets, including intangible assets, based upon current and expected undiscounted cash flows, and recognize an impairment when the estimated cash flows are less than the carrying value of the asset. Measurement of the amount of impairment, if any, is based upon the difference between the asset's carrying value and fair value. As of December 31, 2001, we believe that none of our long-lived assets are impaired. However, should significant customers be lost or industry market conditions materially deteriorate, and as a result our estimates of cash flows decline in the near term, we may be required to record an impairment loss which could be material to our results of operations and financial position.

     OTHER ASSETS - Other assets consist primarily of deferred debt issuance costs, deposits, spare parts and the cash surrender values of key-person life insurance policies. Major spare parts are depreciated from the purchase date using the straight-line method over the useful lives of the related machinery and equipment.

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

     DERIVATIVE FINANCIAL INSTRUMENTS - As of December 31, 2001, we had five interest rate derivative contracts (see Note 6). For the year ended December 31, 2000 we realized a reduction in raw material inventory costs of $0.5 million from commodity collar agreements. There are no such agreements in place as of December 31, 2001.

     RECENT ACCOUNTING PRONOUNCEMENTS - In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No.141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS 142 requires the use of a non-amortization approach to account for all purchased goodwill and certain intangible assets. Under a non-amortization approach, goodwill and certain intangible assets will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in periods in which the recorded value of goodwill and certain intangible assets is more than its fair value. The provisions of SFAS 141 and SFAS 142 which apply to goodwill and intangible assets acquired prior to June 30, 2001 was adopted by

                       PLIANT CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

the Company on January 1, 2002. We expect that the adoption of these accounting standards will have the impact of reducing amortization of goodwill .

     In August 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 provides the accounting requirements for retirement obligations associated with tangible long lived assets. In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations.

     We are currently evaluating the impact of these pronouncements to determine the effect, if any, they may have on the consolidated financial position and the results of operations.

     In 2000, Emerging Issues Task Force issued certain bulletins that were applicable to the Company for the year ended December 31, 2001. These bulletins included EITF 00-14 "Accounting for Sales Incentives," EITF 00-22 "Accounting for Points and Certain Other Time Based and Volume Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future" and EITF 00-25 "Vendor Income Statement Characterization of Consideration paid to a Reseller of the Vendors Products." The Company evaluated these bulletins and concluded that the Company was in compliance. Therefore, no reclassifications have been made to conform to the provisions of these bulletins.

     FOREIGN CURRENCY TRANSLATION - The accounts of our foreign subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and an average exchange rate for each month for revenues, expenses, gains and losses. Transactions are translated using the exchange rate at each transaction date. Where the local currency is the functional currency, translation adjustments are recorded as a separate component of stockholders' equity (deficit). Where the U.S. dollar is the functional currency, translation adjustments are recorded in other income within current operations.

     RECLASSIFICATIONS - Certain reclassifications have been made to the consolidated financial statements for comparative purposes.

2.   INVENTORIES

     INVENTORY BALANCES - Inventories consisted of the following at December 31, 2001 and 2000 (in thousands):

                                                               2001          2000
                                                               ----          ----
              Finished goods.......................          $50,738       $46,760
              Raw materials and other..............           27,499        24,158
              Work-in-process......................            5,711         8,233
                                                              ------        ------
              Total................................          $83,948       $79,151
                                                              ------        ------


3.   PLANT CLOSING COSTS, OTHER CLOSING COSTS AND WORKFORCE REDUCTION

     PLANT CLOSING COSTS - During 2000, we approved and announced a strategic initiative to cease operations at our Dallas, Texas; Birmingham, Alabama; and Harrington, Delaware facilities. These facilities represent a portion of our Design, Industrial and Specialty Films segments, respectively. The intent of this initiative was to maximize the capacity of other company owned facilities by moving the production from these locations to plants that were not operating at capacity. As a result of this strategic initiative, we recorded a pre-tax charge of $19.6 million which is included as part of plant closing costs in the consolidated statement of operations for the year ended December 31, 2000. Of the $19.6 million, $13.8 million represented a reserve for impaired plant and equipment, $5.0 million represented a charge for severance costs and $0.8 million represented a charge for other closure costs and inventory write-offs. The major actions relating to the exit of these facilities include closing each of the respective facilities, disposal of the related equipment of each facility and termination of the employees of the respective facilities. As of December 31, 2000, we had completed our closure of our Dallas facility. In addition, we completed the closure of our Birmingham facility during the second quarter of 2001.

     During the third quarter of 2001, we analyzed the economics of closing our Harrington facility in light of changes in customer demand and our recent acquisition of Uniplast. These changes together with the movement of a production line from our Birmingham plant have significantly improved the profitability of the Harrington plant. As a result, we revised our plans to close that facility. During the first six months of 2001, $1.1 million was incurred to downsize the Harrington facility. The remaining balance of

                       PLIANT CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

the plant closure costs of $7.6 million accrued in 2000 has been credited to plant closing costs in the consolidated statement of operations for the year ended December 31, 2001.

     The following is a summary of the key elements of the 2000 exit plan, excluding Harrington as management revised their closure plans for that facility in 2001:

                                                                  DALLAS  BIRMINGHAM    TOTAL
                                                                  ------  ----------    -----
                       Number of employees to be terminated...    68      105           173
                       Book value of property and equipment to
                       be                                         $1,593  $8,913        $10,506
                         Disposed of..........................
                       Estimated proceeds from disposal.......    1,200   1,749         2,949
                                                                  -----   -----
                       Net write-off from disposal............    393     7,164         7,557
                       Severance costs........................    588     2,271         2,859
                       Other closure costs....................    302     225           527
                                                                  ---     ---           ---
                       Total closure costs....................    $1,283  $9,660        $10,943
                                                                  ======  ======        =======

     We do not anticipate the loss of any revenues or income from the closure of these facilities due to the fact that their respective sales volumes will be transferred to other facilities. As of December 31, 2001, the remaining reserves related to severance costs and other costs are included in other accrued liabilities in the accompanying consolidated balance sheets while the reserve for impairment of property and equipment has been recorded as a direct reduction of the net property and equipment balances. Utilization of the reserves remaining as of December 31, 2001 is summarized below:

                                                               BALANCE        UTILIZED                   BALANCE
                                                              12/31/00   NON-CASH    CASH    REVERSAL   12/31/01
                                                              --------   --------  ------    --------   --------
                             Property and equipment reserves  $13,801   $5,001     $     -   $         $2,556
                                                                                   -         6,244
                             Severance costs..............    4,371      - -                 1,201     -
                                                                                   3,170

                             Other costs..................    585        - -                 170       233
                                                              ---       ----       -------   ---       ---
                                                                                   182

                             Total........................    $18,757   $5,001     $  3,352  $7,615    $2,789
                                                              =======   ======     ========  ======    ======

     As of December 31, 2001, 68 and 105 of the expected employee terminations had been completed at our Dallas and Birmingham facilities, respectively. As of December 31, 2001, all planned employee terminations had been completed at the Harrington facility. There were no reserves remaining for the Harrington facility closure as of December 31, 2001.

     As a part of the Uniplast acquisition the Company approved a plan to close three Uniplast production facilities and reduce the sales and administrative personnel. As of December 31, 2001 the closure of the production plants and reduction of sales and administrative personnel were complete. Severance costs of this plan of $3.0 million were accrued as a part of the cost of the acquisition. The cost of relocating production lines to existing company locations was expensed to plant closing costs in the consolidated statement of operations for 2001. The Company incurred approximately $3.0 million for these relocation costs in 2001.

     OFFICE CLOSING COSTS AND WORKFORCE REDUCTION - During the fourth quarter of 2000, we approved and announced a cost saving initiative resulting in a company-wide workforce reduction, relocation of the corporate office from Salt Lake City, Utah to the Chicago, Illinois area and closure of the Dallas, Texas divisional office. As a result of this initiative we recorded a pre-tax charge of $7.1 million, which is included as part of selling, general and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 2000. The major actions relating to this initiative included a reduction in workforce due to consolidation of duties, and closing the offices in Dallas, Texas and Salt Lake City, Utah. We completed the workforce reduction of 52 employees and the closure of the office in Dallas, Texas during the first quarter of 2001, as well as the Salt Lake City office closure during the second quarter of 2001. The following is a summary of the key elements of this plan:

                                                       WORKFORCE    RELOCATION OF   CLOSURE OF
                                                       REDUCTION   CORPORATE OFFICE DALLAS OFFICE TOTAL
                                                       ---------   ---------------- ------------- -----
                          Number of employees......    52          36               2             90
                          Leasehold improvements...                $1,000                         $1,000
                          Severance cost...........    $2,940      2,352            $21           5,313
                          Other costs related to                   721              82            803
                          leases...................
                          Total cost...............    $2,940      $4,073           $103          $7,116
                                                       ======      ======           ====          ======

     As of December 31, 2001, the remaining reserves related to severance costs and other costs related to leases. These reserves are included in other accrued liabilities in the accompanying consolidated balance sheets, while the reserve for impairment related to leasehold improvements has been recorded as a reduction of the net property and equipment balance. In the fourth quarter of 2001 an additional $0.9 million was accrued to revise the estimate of future non-cancelable lease costs in excess of income from subleasing. Utilization of these reserves during the period ended December 31, 2001 is summarized below:

                       PLIANT CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

                                                             BALANCE        UTILIZED      ADDITIONAL    BALANCE
                                                            12/31/00   NON-CASH    CASH     ACCRUAL    12/31/01
                                                            --------   ----------------   ----------   --------
                                Leasehold improvements...   $1,000        1,000       -                 $    -
                                Severance cost...........    3,254          210  $2,916                    128
                                Other costs related to         803            -     545      $878        1,136
                                                            ------       ------  ------      ----       ------
                                leases...................
                                Total cost...............   $5,057       $1,210  $3,461      $878       $1,264
                                                            ======       ======  ======      ====       ======

     As of December 31, 2001, 52, 35 and 2 of the expected employee terminations had been completed of the workforce reduction, closure of the Salt Lake City and the closure of the Dallas offices respectively.

4.   PLANT AND EQUIPMENT

     The cost and the related accumulated depreciation at December 31, 2001 and 2000 is as follows (in thousands ) :

                                                                                                                 2001         2000
                                                                                                                -----         ----
                     Land and improvements..............................................................        $8,136       $7,219
                     Buildings and improvements.........................................................        66,960       59,446
                     Machinery and equipment............................................................       378,513      308,326
                     Computer equipment and software....................................................        30,018       16,354
                     Furniture, fixtures and vehicles...................................................         6,204        6,057
                     Leasehold improvements.............................................................         2,201        1,236
                     Construction in progress...........................................................        12,955       32,435
                                                                                                              --------       ------
                                                                                                               504,987      431,073
                     Less accumulated depreciation and amortization.....................................     (135,663)      (97,990)
                                                                                                              --------       ------
                     Plant and equipment, net...........................................................      $369,324     $333,083
                                                                                                              ========      =======

5.   GOODWILL AND INTANGIBLE ASSETS

     The cost of Goodwill and intangible assets and related accumulated amortization at December 31, 2001 and 2000 is as follows (in thousands):

                                                                                 2001             2000
                                                                                 ----             ----
              Goodwill..................................................        $234,795        $216,141
              Intangible assets.........................................          47,832          30,514
                                                                                --------        --------
                                                                                 282,627         246,655
              Less accumulated amortization.............................         (51,428)        (40,785)
                                                                                --------        --------
              Goodwill and Intangible assets, net.......................        $231,199        $205,870
                                                                                ========        ========

     Amortization expense for goodwill and intangible assets was approximately $10.6 million, $9.2 million and $9.0 million for the years ended December 31, 2001, 2000 and 1999, respectively.

6.   LONG-TERM DEBT

                       PLIANT CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------


     Long-term debt as of December 31, 2001 and 2000 consists of the following (in thousands):

                                                                                    2001           2000
                                                                                  --------       --------
              Credit Facilities:
                Revolver, variable interest, 6.7% as of December 31,
                   2001..............................................             $ 39,511       $  3,000
                Tranche A and B term loans, variable interest at a
                   weighted average rate of 6.4% as of December 31,
                   2001....................................................        463,800        476,000
              Senior subordinated notes, interest at 13.0% (net of original
                  issue discount and warrants being amortized of $12,747)..        207,253        206,501
              Obligations under capital leases (see Note 7)................          2,090            370
              Insurance financing, interest at 6.1% as of December 31,
               2001........................................................            588          1,522
              Other financing..............................................             81              -
                                                                                  --------       --------
                                   Total...................................        713,323        687,393
              Less current portion.........................................        (17,767)        (9,362)
                                                                                  --------       --------
              Long-term portion............................................       $695,556       $678,031
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

     Upon closing of the offering of the Units and the Recapitalization, we purchased all of our outstanding $125.0 million principal amount of 9 1/8% Senior Subordinated Notes due 2007 pursuant to a tender offer, refinanced all amounts outstanding under our prior credit facilities (the "Prior Credit Facilities") and replaced the Prior Credit Facility with the amended and restated senior secured credit facilities (the "New Credit Facilities") with JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), Bankers Trust Company, The Bank of Nova Scotia and a syndicate of banking institutions. The New Credit Facilities consist of a $200.0 million senior secured tranche A facility, $40.0 million of which was made available to our principal Mexican subsidiary (the "Tranche A Facility"), a $280.0 million senior secured tranche B facility (the "Tranche B Facility") and a $100.0 million revolving credit facility (the "Revolving Credit Facility"). As of December 31, 2001, we had available borrowing capacity of $55.2 million on the Revolving Credit Facility.

     Loans under the Revolving Credit Facility and the Tranche A Facility bear interest, at our option, at either Adjusted LIBOR plus a margin or ABR (ABR is the Alternate Base Rate, which is the higher of Bankers Trust Company's Prime Rate or the Federal Funds Effective Rate plus 1/2 of 1%.) plus a margin in each case. These margins are subject to adjustment based on the leverage ratio for the most recent four quarters. These margins are currently 2.5% on Adjusted LIBOR borrowings and 2.0% ABR borrowings. Loans under the Tranche B Facility bear interest, at our option, at either Adjusted LIBOR plus 3.75% or ABR plus 2.75%. We may elect interest periods of one, two, three or six months for Adjusted LIBOR borrowings. Adjusted LIBOR will at all times include statutory reserves. Interest is calculated on the basis of actual days elapsed in a year of 360 days (or 365 or 366 days, as the case may

                       PLIANT CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

be, in the case of ABR loans based on the Prime Rate) and interest is payable at the end of each interest period and, in any event, at least every three months. We are required to make annual mandatory prepayments of the Tranche A and B Facilities under the New Credit Facilities in an amount equal to 50% of excess cash flow, as defined, within 90 days following the end of each year, which commenced with the year ended December 31, 2000. As a part of the amendment dated September 30, 2000 discussed below the mandatory repayment was increased to 100% of excess cash flow, as defined, until a certain leverage ratio, as defined, was achieved. In addition, the Tranche A and B Facilities are subject to mandatory prepayments in an amount equal to (a) 100% of the net cash proceeds of equity and debt issuances by us or any of our subsidiaries and (b) 100% of the net cash proceeds of asset sales or other dispositions of property by us or any of our subsidiaries, in each case subject to certain exceptions. We are not required to make any mandatory prepayments for the year ended December 31, 2001.

     Our extraordinary loss for 2000 consisted of a $6.0 million charge (net of tax) for the payment made to tender our 9 1/8 % senior subordinated notes and a $5.25 million charge (net of tax) for the write off of capitalized loan fees associated with the early retirement of the various debt facilities.

     The Credit Facilities and the indenture relating to the Notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell our assets and engage in certain other activities. In addition, the New Credit Facilities require us to maintain certain financial ratios. Effective September 30, 2000, we entered into an amendment of our New Credit Facilities. The amendment modified certain financial covenants contained in the New Credit Facilities, including the leverage and interest coverage ratios and the permitted amount of capital expenditures. We were in compliance with the amended covenants of our New Credit Facilities as of December 31, 2001. In connection with the amendment, we incurred an amendment fee of $1.4 million, which has been included in interest expense. We also incurred $0.6 million of legal and administrative expenses in connection with negotiating the amendment. In addition, on July 16, 2001 we entered into a further amendment to our New Credit Facilities to permit the Uniplast acquisition. Indebtedness under the New Credit Facilities is secured by substantially all of our assets, including our real and personal property, inventory, accounts receivable, intellectual property, and other intangibles. Our obligations under the New Credit Facilities are guaranteed by substantially all of our domestic subsidiaries and secured by substantially all of our domestic assets. The New Credit Facilities are also secured by a pledge of 65% of the capital stock of each of our foreign subsidiaries.

     We pay a quarterly commitment fee on the unused amount of the Revolver at an annual rate of 0.50%. The interest rate margins and the commitment fee are subject to reduction if we achieve certain financial ratios. As of December 31, 2001, we had outstanding letters of credit of approximately $5.3 million.

     The scheduled maturities of long-term debt by year as of December 31, 2001 are as follows (in thousands):

                                     Year Ending December 31,
                                     ------------------------
                                     2002...........................   $17,767
                                     2003...........................    31,253
                                     2004...........................    55,516
                                     2005...........................    62,989
                                     2006...........................    35,514
                                     Thereafter.....................   510,284
                                                                       -------
                                     Total..........................  $713,323
                                                                       =======

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

     Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138. In accordance with the statements, we recognize the fair value of derivatives as either assets or liabilities in the balance sheet. To the extent that the derivatives qualify a hedge, gains or losses associated with the effective portion are recorded as a component of other comprehensive income while the ineffective portion is recognized in income.

     At the adoption of this pronouncement, we had one interest rate cap agreement, which had been entered into during the fourth quarter of 2000. As a result, the initial adoption of this pronouncement did not result in a material effect to our financial statements.

                       PLIANT CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

     During 2001, we entered into four additional interest rate derivative agreements with financial institutions. We use our interest rate derivatives to manage interest rate risk associated with future interest payments on variable rate borrowings under our Credit Facilities. Our interest rate derivative agreements are considered cash flow hedges and consisted of the following as of December 31, 2001 (dollars in millions):

                                    Notional        Variable              Fixed               Maturity
                                     Amount          Rate*               Rate **               Dates
                                  ------------  ----------------  ---------------------  ------------------
         Type
      ----------
      Interest rate cap               $128.0         LIBOR               10.00%              12/31/2003
      Interest rate cap                 30.0         LIBOR                7.25%              02/09/2004
      Interest rate collar              40.0         LIBOR            4.15% - 7.25%          02/13/2004
      Interest rate swap                60.0         LIBOR                5.40%              02/13/2004
      Interest rate swap                50.0         LIBOR                4.32%              12/20/2004

     *    Three-month LIBOR, as defined; 1.88% as of December 31, 2001

     ** Strike for caps; floor and strike for collar; fixed LIBOR for swap agreements.

     The fair value of our interest rate derivative agreements is reported on our consolidated balance sheet at December 31, 2001 in other liabilities of approximately $3.0 million and in other assets of approximately $0.1 million. The effective portion of the changes in fair value of these instruments is reported in other comprehensive income. As the hedged contract matures, the gain or loss is recorded as interest expense in the consolidated statement of operations. We monitor the effectiveness of these contracts each quarter. Any changes in fair value of the ineffective portion of the instruments is reported as interest expense in the consolidated statement of operations. The ineffective portion for the years ended December 31, 2001 and 2000 were not material.

     We are exposed to credit losses in the event of nonperformance by the counter-party to the financial instrument. We anticipate, however, that the counter-party will be able to fully satisfy its obligations under the contract. Market risk arises from changes in interest rates.

7.   LEASES

     CAPITAL LEASES - We have acquired certain land, building, machinery and equipment under capital lease arrangements that expire at various dates through 2007. At December 31, 2001 and 2000, the gross amounts of plant and equipment and related accumulated amortization recorded under capital leases were as follows (in thousands):

                                                                     2001        2000
                                                                     ----        ----
                  Land and building............................    $  442        $309
                  Machinery and equipment......................     2,375         353
                                                                    -----         ---
                  Total assets held under capital leases.......     2,817         662
                  Less accumulated amortization................      (381)       (187)
                                                                     ----         ---
                                                                   $2,436        $475
                                                                    =====         ===

     OPERATING LEASES - We have non-cancelable operating leases, primarily for vehicles, equipment, warehouse, and office space that expire after 2006, as well as month-to-month leases. The total expense recorded under all operating lease agreements in the accompanying consolidated statements of operations is approximately $7.8 million, $6.7 million and $6.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.

                       PLIANT CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------


     Future minimum lease payments under operating leases and the present value of future minimum capital lease payments (with interest rates between 7.5% and 10.25%) as of December 31, 2001 are as follows (in thousands):

                                                                                     OPERATING      CAPITAL
             Year Ending December 31,                                                  LEASES        LEASES
             ------------------------                                                ---------      -------
                       2002.....................................................        $8,009         $953
                       2003.....................................................         6,858          552
                       2004.....................................................         5,508          287
                       2005.....................................................         4,982          238
                       2006.....................................................         4,430          242
                       Thereafter...............................................         9,176          291
                                                                                        ------        -----
              Total minimum lease payments                                             $38,963        2,563
              Amounts representing interest                                             ======         (473)
              Present value of net minimum capital lease payments (see Note 6)                       $2,090
                                                                                                      =====

     During the year ended December 31, 2001 the Company entered into a transaction where production lines were sold for approximately $7.9 million and leased back to the Company under an operating lease agreement. The production lines were sold for their carrying values, thus no gain or loss was recorded on the transactions.

                       PLIANT CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------


8.   INCOME TAXES

     The following is a summary of domestic and foreign provisions for current and deferred income taxes and a reconciliation of the U.S. statutory income tax rate to the effective income tax rate.

     The provisions (benefits) for income taxes for the years ended December 31, 2001, 2000 and 1999 are as follows (in thousands):

                                                                    2001          2000         1999
                                                                   ------       --------      -------
              Current:
                Federal..........................................     $23          $(112)      $1,581
                State............................................     111            266          770
                Foreign..........................................   4,070          3,990        4,478
                                                                   ------       --------      -------
                         Total current...........................   4,204          4,144        6,829
                                                                   ------       --------      -------
              Deferred:
                Federal..........................................   2,021        (18,401)       6,975
                State............................................     179             18           71
                Foreign..........................................     382             (4)         212
                                                                   ------       --------      -------
                         Total deferred..........................   2,582        (18,387)       7,258
                                                                   ------       --------      -------
              Total income tax expense (benefit) (excluding
                income taxes applicable to  the extraordinary
                item)............................................  $6,786       $(14,243)     $14,087
                                                                   ======       ========      =======

     The effective income tax rate reconciliations for the years ended December 31, 2001, 2000 and 1999 are as follows (in thousands):

                                                                     2001           2000        1999
                                                                    ------        --------     ------
              Income (loss) before income taxes and extraordinary
                item.............................................   $4,718        $(53,776)    $32,398
                                                                    ======        ========     =======
              Expected income tax provision (benefit) at U.S.
                statutory rate of 35%............................   $1,652        $(18,822)    $11,339
              Increase (decrease) resulting from:
                Goodwill.........................................    1,726           1,636       1,625
                State taxes......................................      188             137         547
                Adjustment of tax attributes.....................    1,078            (174)       (912)
                Foreign rate difference and other, net...........    2,142           1,099       1,488
                Costs related to recapitalization................       --           1,881
                                                                    ------        --------     -------
              Total income tax expense (benefit) (excluding
                income taxes applicable to the extraordinary item)  $6,786        $(14,243)    $14,087
                                                                    ======        ========     =======

              Effective income tax rate..........................    143.8%           26.5%       43.5%
                                                                    ======        ========     =======

                       PLIANT CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

     Components of net deferred income tax assets and liabilities as of December 31, 2001 and 2000 are as follows (in thousands):

                                                                                        2001         2000
                                                                                        ----         ----
              Deferred income tax assets:
                Net operating loss carryforwards...............................        $30,627      $27,412
                AMT and foreign tax credit carryforwards.......................          2,478        2,478
                Accrued pension costs not deducted for tax.....................          4,893        8,125
                Accrued employee benefits......................................          6,114        2,858
                Plant closing costs not deducted for tax.......................            834        2,979
                Allowance for doubtful trade accounts receivable...............            103          508
                Inventory related costs not deducted for tax...................            642          571
                Other..........................................................            350          552
                                                                                        ------       ------
                               Total deferred income tax assets................         46,041       45,483
                                                                                        ------       ------
              Deferred income tax liabilities:
                Tax depreciation in excess of book depreciation................        (62,595)     (58,525)
                Amortization of intangibles....................................         (5,123)      (6,058)
                Other..........................................................         (1,916)        (968)
                                                                                        ------      -------
                               Total deferred income tax liabilities...........        (69,634)     (65,551)
                                                                                      --------      -------
              Net deferred income tax liability................................       $(23,593)    $(20,068)
                                                                                     =========      =======
              As reported on consolidated balance sheets:
                Net current deferred income tax asset..........................         $2,563      $12,992
                Net non-current deferred income tax liability..................        (26,156)     (33,060)
                                                                                      --------      -------
                Net deferred income tax liability..............................       $(23,593)    $(20,068)
                                                                                     =========      =======

     The net operating loss carryforwards for federal tax purposes are approximately $77.8 million expiring in 2020 and $9.8 million expiring in 2021.


9.   EMPLOYEE BENEFIT PLANS

     DEFINED CONTRIBUTION PLAN - We sponsor a salary deferral plan covering substantially all of our non-union domestic employees. Plan participants may elect to make voluntary contributions to this plan up to 15% of their compensation. We contribute 1% of the participants' compensation and also match employee contributions up to 2% of the participants' compensation. We expensed approximately $2.6 million, $2.6 million and $2.2 million as our contribution to this plan for the years ended December 31, 2001, 2000 and 1999, respectively.

     DEFINED BENEFIT PLANS - We sponsor three noncontributory defined benefit pension plans (the "United States Plans") covering domestic employees with 1,000 or more hours of service. We fund the actuarially computed retirement cost. Contributions are intended to not only provide for benefits attributed to service to date but also for those expected to be earned in the future. We also sponsor a defined benefit plan in Germany (the "Germany Plan"). The consolidated accrued net pension expense for the years ended December 31, 2001, 2000 and 1999 includes the following components (in thousands):

    United States Plans                                                                2001         2000        1999
                                                                                       ----         ----        ----
    Service cost - benefits earned during the period..............................    $3,707       $4,098      $4,056
    Interest cost on projected benefit obligation...............................       4,101        4,192       3,659
    Expected return on assets...................................................      (4,183)      (4,348)     (3,913)
    Other.......................................................................        (273)        (185)        100
                                                                                       -----        -----      ------
    Total accrued pension expense.................................................    $3,352       $3,757      $3,902
                                                                                       =====       ======      ======
    Germany Plan
    Service cost - benefits earned during the period..............................       $66          $62         $63
    Interest cost on projected benefit obligation...............................          61           62          62
                                                                                       -----       ------      ------

                       PLIANT CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------


    United States Plans                                                                2001         2000        1999
                                                                                       ----         ----        ----
    Total accrued pension expense.................................................     $127         $124        $125
                                                                                       ====         ====        ====

     The following table sets forth the funded status of the United States Plans and the Germany Plan as of December 31, 2001, 2000 and 1999 and the amounts recognized in the consolidated balance sheets at those dates (in thousands):

    United States Plans                                                                2001         2000        1999
                                                                                      ------       ------      ------
    Change in benefit obligation:
      Obligation at January 1.....................................................    $58,036      $50,405     $52,348
      Service cost................................................................      3,707        4,098       4,056
      Interest cost...............................................................      4,101        4,192       3,659
      Plan amendments.............................................................        544          219
      Transfer of liability from Huntsman Corporation plan........................                     138
      Actuarial (gain) loss.......................................................     (3,602)         942      (7,781)
      Benefits paid...............................................................     (2,080)      (1,958)     (1,877)
                                                                                       ------       ------      ------
    Obligation at December 31.....................................................    $60,706      $58,036     $50,405
                                                                                       ======       ======      ======

    Change in plan assets:
      Fair value of assets at January 1...........................................    $46,964      $49,290     $44,001
      Actual return on plan assets................................................     (4,378)        (505)      6,603
      Transfer of assets from Huntsman Corporation plan...........................                     138
      Employer contributions......................................................      1,367                      563
      Benefit payments............................................................     (2,081)      (1,958)     (1,877)
                                                                                       ------       ------      ------
    Fair value of plan assets at December 31......................................    $41,872      $46,965     $49,290
                                                                                       ======       ======      ======

    Underfunded status at December 31.............................................    $18,833      $11,071      $1,115
    Unrecognized net actuarial (gain)loss.........................................       (333)       5,011      11,103
    Unrecognized prior service cost...............................................     (2,017)      (1,584)     (1,477)
                                                                                       ------       -----       ------
    Accrued long-term pension liability included in other liabilities.............    $16,483      $14,498     $10,741
                                                                                       ======       ======      ======



     For the above calculations, increases in future compensation ranging from 4.0% to 4.5% were used for the non-union plan. The benefit payments under the two union plans are not based on future compensation. For the 2001 calculations, discount rates range from 7.25% to 7.5% and expected rates of return on plan assets of 9.0% were used for all plans. For the 2000 calculations, discount rates range from 7.5% to 7.75% and expected rates of return on plan assets of 9.0% were used for all plans. For the 1999 calculations, the discount rate was 6.75% and expected rates of return on plan assets of 9.0% were used for all plans.


    Germany Plan                                                                     2001          2000
                                                                                    ------        ------
    Change in benefit obligation:
      Obligation at January 1...................................................    $1,168        $1,090
      Service cost..............................................................        66            62
      Interest cost.............................................................        61            62
      Benefits paid.............................................................       (11)           (4)
      Change due to exchange rate...............................................      (142)          (42)
                                                                                    ------        ------
    Obligation at December 31...................................................    $1,142        $1,168
                                                                                    ------        ------
    Fair value of plan assets at December 31....................................      None          None
                                                                                    ------        ------
    Underfunded status at December 31...........................................    $1,142        $1,168
    Unrecognized net actuarial loss.............................................        85            44
                                                                                    ------        ------
    Accrued long-term pension liability included in other liabilities...........    $1,227        $1,212
                                                                                    ======        ======

                       PLIANT CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

     Increases in future compensation ranging from 2.0% to 3.5% and discount rates ranging from 6.0% to 7.0% were used in determining the actuarially computed present value of the projected benefit obligation of the Germany Plan. The cash surrender value of life insurance policies for Germany Plan participants included in other assets in the consolidated balance sheets is approximately $0.5 million as of December 31, 2001 and 2000.

     FOREIGN PLANS OTHER THAN GERMANY - Employees in other foreign countries are covered by various post employment arrangements consistent with local practices and regulations. Such obligations are not significant and are included in the consolidated financial statements in other liabilities.

     OTHER PLANS - As part of the acquisition of Blessings Corporation (see Note
13), we assumed two supplemental retirement plans covering certain former employees of Blessings Corporation. The liability for these plans included in other liabilities at December 31, 2001 was approximately $0.9 million. This liability was frozen at the time of the acquisition.

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

     The $2.6 million notes receivable have secured promissory notes, bear interest at 7% per annum and were originally payable in three annual installments beginning in February 2002. Pursuant to the Recapitalization, the promissory notes were amended to provide that they are payable in three annual installments beginning on May 31, 2006.

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

     Under the May 2000 restricted stock purchase agreements related to the restricted common stock, we have repurchase rights, which allow us to repurchase certain shares from the employees, if the individuals cease to be employees for any reason. The repurchase rights lapse as follows: (1) one-sixth on January 1, 2001, if the recipient was still our employee on such date and (2) the remainder in equal increments over a five-year period commencing on December 31, 2001 as follows: (x) Based on a defined earnings target for the year ended December 31, 2001. These shares were declared vested in January 2002 based on the financial results for the year ended December 31, 2001. (y) For the periods thereafter the vesting is reviewed at the end of each calendar quarter as follows: (a) vesting in full if 100% or more of the applicable target market value of equity is achieved as of the end of the applicable calendar quarter and (b) partial vesting if more than 90% of the applicable target market of equity is achieved as of the end of the applicable calendar quarter. If the applicable targets are below 90% each year, vesting will automatically occur in full on December 31, 2009. The repurchase rights terminate in the event of certain acceleration events as defined in the agreement. The repurchase price per share is the original price paid by the employee plus interest compounded annually at 7% commencing on the 181st day after the date of termination of the employee through the date on which the shares are actually repurchased.

     In addition, as previously noted under the same employment agreements, additional repurchase rights and put options were established. The repurchase rights allow the Company to repurchase shares, not already subject to the May 2000 stock purchase agreement repurchase rights, from the employee in the event of termination for any reason. The put options allow for the employees to require the Company to purchase all of the shares in the event of resignation for good reason, death, disability or retirement, subject to the restrictive provisions of any credit or other agreements. However, the put option related to the 32,750 shares, in no event can be

                       PLIANT CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

exercised until January 1, 2006. The price under the repurchase rights and the put options is the fair market value of the common stock, as determined in good faith.

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

     On January 22, 2001, we entered into a severance agreement with another one of the employees. Under this agreement, we cancelled approximately $85,000 of accrued interest on a note receivable. We repurchased 3,125 shares of restricted stock for $483.13 and offset the purchase price against $1.5 million of note principal. We further agreed to cease charging interest on the remaining $302,000 principal balance of the note receivable related to 625 shares and to cease charging interest on the $262,000 principal balance related to the sale of stock in 1999. As a result of these interest modifications, a $208,000 discount on the note receivable balance was recorded as compensation expense in the first quarter of 2001. The discount will be amortized to interest income over the remaining term of the note. In addition, the Company's repurchase rights and the individual's put option were changed on the remaining 2,832 shares of common stock owned by this individual. We agreed not to repurchase and the individual agreed not to exercise the put option on the shares until February 28, 2003. The repurchase price and the put option price were changed to be the greater of the fair value of the stock or the balance on the note receivable. Because the fair value of these shares was $483.13 per share on January 22, 2001, compensation expense of $1.0 million was recorded in the first quarter of 2001, which represents the difference between the carrying amount and the fair value of the 2,622 shares common stock that are subject to the note receivable.

     On February 1, 2001, we amended the note receivable with a third employee that were issued in connection with the sale of restricted stock in 1999 and 2000. Under the amended notes receivable, interest ceased to accrue, effective December 31, 2000, on one note with a principal balance of $1.6 million and another note with a principal balance of $7.0 million. Further, the notes were modified to remove the full recourse provisions and modify the pledge agreement. As a result of these modifications, the sale of stock for notes will now be accounted for as stock options and will be subject to variable accounting. Accordingly, changes in the fair value of the common stock in excess of the note balance will be recorded as compensation expense until the note is paid in full. In addition, interest income will not be recorded on these notes. As a result of these modifications, a compensation expense of $6.0 million was recorded in the first quarter of 2001.

     Because of the modifications to three of the four employee notes, in the first quarter of 2001 the fourth employee's 2000 stock purchase will be accounted for as stock options, subject to variable accounting. In addition, interest income will not be recorded on this note with a principal balance of $3.7 million.

     As of December 31, 2001, there were a total of 53,996 common shares subject to put options as described above, of which 12,765 shares were acquired by the employees for cash from 1997 through 1999. As a result of the put options, the carrying value of all shares subject to put options will be adjusted to fair value at each reporting period with a corresponding offset to shareholders' equity for amounts related to the 12,765 shares and compensation expense for amounts related to the remaining shares until the notes receivable are paid in full.

     PREFERRED STOCK - We are authorized to issue up to 200,000 shares of preferred stock. As of December 31, 2001, 130,983 shares have been issued and are designated as Series A Cumulative Exchangeable Redeemable Preferred Stock (the "Preferred Stock"). In connection with the Recapitalization, we sold 100,000 shares of Preferred Stock and detachable warrants to purchase 43,242 shares of common stock for net consideration of $98.5 million, net of issuance costs of $1.5 million. We allocated approximately $80.0 million to Preferred Stock and $18.5 million to the warrants based on the relative fair values of the instruments. In connection with the Uniplast acquisition we issued 30,983 shares of Preferred stock (including 1,983 shares to employees) and detachable warrants to purchase shares of common stock for a consideration of $31.0 million, net of issue costs. We allocated $18.6 million to Preferred Stock, and $12.4 million to the warrants based on the relative fair values of the instruments. The common stock warrants have an exercise price of $0.01 per share and expire on May 31, 2011.

                       PLIANT CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

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

     The Preferred Stock is our most senior class of capital stock. We may, at our option, exchange the Preferred Stock for 14% senior subordinated exchange notes so long as such exchange and the associated debt incurrence is permitted by our existing debt instruments. We must redeem the Preferred Stock at a price equal to its liquidation preference of $1,000 per share, plus accumulated dividends, on May 31, 2011. On or after May 31, 2003, we may redeem the Preferred Stock at our option, in whole or in part, at a redemption price equal to the sum of the liquidation preference plus accrued and unpaid dividends multiplied by the following percentages: 107% if redeemed prior to May 31, 2004; 103% if redeemed on or after May 31, 2004 and prior to May 31, 2005; and 100% if redeemed at any time on or after May 31, 2005.

     As a result of the mandatory redemption features, as of December 31, 2001, the carrying value of the Preferred Stock has been increased by $1.3 million to reflect accretion towards the $131.0 million redemption value at May 31, 2011. In addition, the preferred stock balance as of December 31, 2001 includes $26.3 million for accrued dividends.

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

     A summary of stock option activity under the 1998 and 2000 plans is as follows:

                                                                             WEIGHTED
                                                                              AVERAGE
                                                          OPTION SHARES   EXERCISE PRICE
                                                          -------------   --------------
                  Outstanding at December 31, 1998....          39,334          100.00
                    Forfeited or cancelled............         (28,845)         100.00
                                                               -------
                  Outstanding at December 31, 1999....          10,489          100.00
                    Granted...........................          15,435          483.13
                    Exercised.........................          (1,587)         100.00
                    Forfeited or cancelled............          (1,635)         483.13
                                                               -------
                  Outstanding at December 31, 2000              22,702          332.90
                    Granted...........................          12,865          483.13
                    Exercised.........................
                    Forfeited or cancelled............            (730)         483.13
                                                               -------
                  Outstanding at December 31, 2001              34,837          385.22
                                                               =======
                  Exercisable at December 31, 2001....          11,414         $184.32
                                                               =======




     The weighted average remaining contractual life of the options is 7.7 years at December 31, 2001. Options to purchase 25,935 shares vest as follows: (1) 2,512 vested on January 1, 2001 and (2) 23,423 vest in equal increments over a five-year period commencing on December 31, 2001 as follows: (x) Based on a defined earnings target for the year ended December 31, 2001. These

                       PLIANT CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

options were declared vested in January 2002 based on the financial results for the year ended December 31, 2001. (y) For the periods thereafter the vesting is reviewed at the end of each calendar quarter as follows: (a) vesting in full if 100% or more of the applicable target market value of equity is achieved as of the end of the applicable calendar quarter and (b) partial vesting if more than 90% of the applicable target market of equity is achieved as of the end of the applicable calendar quarter. If the applicable targets are below 90% each year, vesting will automatically occur in full on December 31, 2009.

     Subsequent to year end, unvested options to purchase 966 shares were forfeited as a result of employee terminations and vested options to purchase 454 shares will be forfeited if not exercised within 90 days from the termination date.

     ACCOUNTING FOR STOCK-BASED COMPENSATION PLANS - We apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock-based compensation plans as they relate to employees and directors. Some of the options issued under the 1998 plan were performance-based options and required variable plan accounting. For the years ended December 31, 2001, 2000 and 1999, the Company recorded compensation expense of $7.0 million, $2.6 million and $0.8 million, respectively, related to these options. As a result of the Recapitalization, the remaining performance-based options became 100% vested. However, under employment agreements entered into with the Recapitalization, the shares contained a put option (see Note 10). As a result, the Company accounts for the 8,902 options as variable until exercised. Had compensation cost been determined in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," our income (loss) from continuing operations for the years ended December 31, 2001, 2000 and 1999 would have been the following pro forma amounts (in thousands):

                                                     2001            2000             1999
                                                    ------          -------          ------
          As reported                              $(2,068)        $(39,533)        $18,311
          Pro forma                                  5,407          (37,214)         18,978

     The fair market value of each option is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions for 2001, 2000 and 1998 grants, respectively: risk free rate of return of 6.02% to 6.75%; expected life of 9 years to 10 years; dividend yield of 0% and 0%; and volatility of 0% and 0%. The weighted average fair value of the options as determined by the Black-Scholes option-pricing model was $202 per share for 2001 and 2000 grants and $49 per share for the 1998 grants.

12.  COMMITMENTS AND CONTINGENCIES

     ENVIRONMENTAL CONTINGENCIES - Our operations are subject to extensive environmental laws and regulations concerning emissions to the air, discharges to surface and subsurface waters, and the generation, handling, storage, transportation, treatment, and disposal of waste materials, as adopted by various governmental authorities in the jurisdictions in which we operate. We make every reasonable effort to remain in full compliance with existing governmental laws and regulations concerning the environment. As part of a sale of a plant site in 1992, we agreed to indemnify environmental losses of up to $5 million which may have been created at the plant site between January 1, 1988 and May 18, 1992. This indemnity expires on May 8, 2002 and reduces ten percent each year beginning May 12, 1997. We believe that the ultimate liability, if any, resulting from this indemnification will not be material to our financial position or results of operations, as such no amount has been recorded in the financial statements related to this matter.

     ROYALTY AGREEMENTS - We have entered into royalty agreements (the "Agreements") for the right to use certain patents in the production of our Winwrap stretch film. We paid a fee of $450,000 to the patent holder for the first 2,250,000 pounds of film produced in North America. The Agreements require us to pay the patent holder a fee of $.10 for each pound of Winwrap produced in excess of 2,250,000 pounds but less than 37,500,000 pounds and $.05 per pound for each pound of Winwrap produced in excess of 37,500,000 pounds in North America. The Agreements require us to pay certain fees to obtain the rights to sell Winwrap outside of North America. The Agreements also require us to pay $.075 per pound of Winwrap sold outside of North America. We have the option to maintain these rights in subsequent years for certain agreed-upon fees. The Agreements terminate upon the expiration of the related patents in 2009. During the years ended December 31,2001, 2000 and 1999, we paid royalties of $1.6 million, $1.1 million and $0.7 million, respectively, under the Agreements.

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

                       PLIANT CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------


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

     Our pro forma results of operations for the years ended December 31, 1999 and 1998 (assuming the significant acquisitions had occurred as of January 1, 1998) are as follows (in thousands):

                                                                             1999          1998
                                                                           --------      --------
                  Revenues.........................................        $813,730      $720,547
                  Income (loss) from continuing operations.........          18,311        (1,267)


     UNIPLAST HOLDINGS - On July 16, 2001, we acquired 100% of the outstanding stock of Uniplast Holdings, Inc. ( "Uniplast") for approximately $56.0 million, consisting of the assumption of approximately $40.3 million of debt and the issuance of shares of our common stock valued at approximately $15.7 million to the selling shareholders of Uniplast. We believe that this acquisition resulted in significant synergies to the combined operations and increased the market share in a number of our market segments. At the closing of the acquisition, we refinanced approximately $37.0 million of assumed debt with the proceeds from a private placement of 29,000 of preferred stock at $1,000 per share and borrowings under our revolving credit facility. In connection with the Uniplast acquisition, we entered into an amendment of our credit facilities and incurred amendment fees of $1.4 million. In addition, we also issued 1,983 shares of our preferred stock at $1,000 per share, together with warrants to purchase 2,013 shares of common stock, to certain employees of the Company. We also incurred $0.9 million of legal and administrative expenses. We recorded $14.4 million as intangible assets and $18.6 million as goodwill as a result of this acquisition. The intangible assets are being amortized over 15 years while the goodwill is not being amortized. The operating results for Uniplast from July 16, 2001 are included in the statement of operations for the year ended December 31, 2001.

     The purchase price of $56.0 million has been allocated on a preliminary basis to assets and liabilities as follows:

                                                                     (in millions)
                  Current Assets                                        $19.3
                  Property Plant and Equipment                           20.6
                  Intangible Assets                                      14.4
                  Goodwill                                               18.6
                  Current Liabilities                                   (13.1)
                  Long-term Liabilities                                  (3.8)
                                                                        -----
                  Total  Purchase Price                                 $56.0
                                                                        =====


     Our pro forma results of operations for the year ended December 31, 2001 (assuming the Uniplast acquisition had occurred as of January 1, 2001) are as follows (in thousands):

                                                                             2001
                                                                           --------
                  Revenues.........................................        $882,860
                  Net income (loss)................................            (424)

                       PLIANT CORPORATION AND SUBSIDIARIES

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

     We have three reportable operating segments: design products, industrial films and specialty films. The design products segment produces printed rollstock, bags and sheets used to package products in the food and other industries. The industrial films segment produces stretch films, used for industrial unitizing and containerization, and PVC films, used to wrap meat, cheese and produce. The specialty films segment produces converter films that are sold to other flexible packaging manufacturers for additional fabrication, barrier films that contain and protect food and other products, and other films used in the personal care, medical, agriculture and horticulture industries. Disclosures for each product line within operating segments are not required because amounts of net revenues are impracticable to obtain.

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

     Segment profit or loss and segment assets as of and for the years ended December 31, 2001, 2000 and 1999 are presented in the following table (in thousands). Certain reclassifications have been made to the prior year amounts to be consistent with the 2001 presentation.

                                                         DESIGN   INDUSTRIAL  SPECIALTY  CORPORATE/
                                                        PRODUCTS     FILMS       FILMS     OTHER       TOTAL
                                                        --------  ----------  -------------------      -----

                    2001
                    Net sales to customers.........    $213,688   $246,127    $380,545  $     --     $840,360
                    Intersegment sales.............       4,810      7,123       7,398   (19,331)          --
                                                        -------    -------     -------    ------      -------
                    Total net sales................     218,498    253,250     387,943   (19,331)     840,360
                    Depreciation and amortization..      11,258      8,057      12,726    14,976       47,017
                    Interest expense...............       3,012        242         107    72,627       75,988
                    Segment profit.................      36,077     43,889      86,682  (161,930)       4,718
                    Segment total assets...........     182,255    126,890     442,263   100,275      851,683
                    Capital expenditures...........      12,243      7,278      31,712     5,185       56,418

                    2000
                    Net sales to customers.........    $215,439   $242,621    $385,737  $     --     $843,797
                    Intersegment sales.............       4,531      6,664       6,211   (17,406)
                                                        -------    -------     -------    ------      -------
                    Total net sales................     219,970    249,285     391,948   (17,406)     843,797
                    Depreciation and amortization..      10,779      7,540      10,850    10,377       39,546
                    Interest expense...............       3,545        351          25    64,613       68,534
                    Segment profit.................      26,725     35,802      70,523  (186,826)     (53,776)
                    Segment total assets...........     179,692    128,928     393,754    82,660      785,034
                    Capital expenditures...........      18,607     11,207      22,789    13,041       65,644

                    1999
                    Net sales to customers.........    $183,341   $231,418    $398,971   $    --     $813,730
                    Intersegment sales.............       7,189      5,456       3,969   (16,614)
                                                        -------    -------     -------    -------     -------
                    Total net sales................     190,530    236,874     402,940   (16,614)     813,730
                    Depreciation and amortization..       8,095      7,030      10,822     9,072       35,019
                    Interest expense...............       3,397        351          27    40,253       44,028
                    Segment profit.................      21,350     36,044      85,814  (110,810)      32,398
                    Segment total assets...........     175,924    126,531     405,076    61,492      769,023
                    Capital expenditures...........       6,885     10,215      15,192     3,431       35,723

                       PLIANT CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

     A reconciliation of the totals reported for the operating segments to the totals reported in the consolidated financial statements is as follows (in thousands):

                                                                         2001       2000        1999
                                                                       --------   --------    --------
                           PROFIT OR LOSS
                           Total profit for reportable segments....    $166,648   $133,050    $143,208
                                                                       --------   --------    --------
                           Stock based compensation related to
                           administrative employees................      (7,033)
                           Compensation and transaction costs
                           related to  recapitalization............                (10,754)
                           Plant closing costs.....................     4,588      (19,368)     (2,497)
                              Unallocated amounts:
                              Corporate expenses...................     (86,858)   (92,091)    (68,060)
                               Interest expense....................     (72,627)   (64,613)    (40,253)
                               Other income/expense................          --         --          --
                                                                      ---------   --------    --------
                           Total Corporate/Other                       (161,930)  (186,826)   (110,810)
                             Income (loss) from continuing
                                operations before taxes............   $   4,718   $(53,776)   $ 32,398
                                                                      =========   ========    ========
                           ASSETS
                           Total assets for reportable segments....    $751,408   $702,374    $707,531
                           Intangible assets not allocated to
                             segments..............................      46,973     14,856      16,166
                           Other unallocated assets................      53,302     67,804      45,326
                                                                      ---------   --------    --------
                           Total consolidated assets...............   $ 851,683   $785,034    $769,023
                                                                      =========   ========    ========

     Our sales to Kimberly-Clark Corporation and its affiliates represented approximately 13%, 12% and 13% of consolidated net sales in 2001, 2000 and 1999, respectively. Substantially all of the sales to Kimberly-Clark are from the specialty films and design products operating segments. No other customers accounted for more than 10% of consolidated net sales during 2001, 2000 and 1999. The loss of Kimberly-Clark Corporation or a material reduction in sales to such customer would have a material adverse effect on our results of operations and our ability to service our indebtedness.

15.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. In the case of cash and cash equivalents, the carrying amount is considered a reasonable estimate of fair value. The fair value of floating rate debt in 2001 and 2000 was obtained from market quotes. The fair value of fixed rate debt is estimated by discounting estimated future cash flows through the projected maturity using market discount rates that reflect the approximate credit risk, operating cost, and interest rate risk potentially inherent in fixed rate debt.

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

     Below is a summary of our financial instruments' carrying amounts and estimated fair values as of December 31, 2001 and 2000 (in thousands):

                                                             2001                              2000
                                                 ------------------------           -------------------------
                                                 CARRYING       ESTIMATED           CARRYING        ESTIMATED
                                                  AMOUNT       FAIR VALUE            AMOUNT        FAIR VALUE
                                                 --------      ----------           --------       ----------
      Financial assets - cash and cash
        equivalents...........................   $  4,818         $  4,818          $  3,060         $  3,060
                                                 ========         ========          ========         ========
      Financial liabilities:
         Floating rate debt...................    503,311          503,311          $479,370         $418,633
         Fixed rate debt......................    210,012          228,800           208,023          129,120
                                                 --------         --------          --------         --------
      Total financial liabilities.............   $713,323         $732,111          $687,393         $547,753
                                                 ========         ========          ========         ========

                       PLIANT CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

16.  RELATED-PARTY TRANSACTIONS

     The accompanying consolidated financial statements for the years ended December 31, 2000 and 1999 include the following transactions with companies affiliated with Jon M. Huntsman, our majority stockholder prior to our Recapitalization (in thousands). All related-party transactions have been recorded at estimated fair market values for the related products and services.

                                                                                              2000           1999
      With Huntsman Corporation and affiliates (HC)                                           ----           ----
        Inventory purchases...........................................                     $20,363        $ 21,124
        Rent expense under operating lease............................                         377             396
        Administrative expenses.......................................                         796           2,831
        Charitable contribution.......................................                           -           1,000
        Sales of film products........................................                           -             258


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

     J.P. MORGAN PARTNER AND AFFILIATES - JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank) is the syndication agent, and its affiliate, J.P. Morgan Chase & Co. (formerly The Chase Manhattan Corporation), is a lender under our credit facilities. Both JPMorgan Chase Bank and J.P. Morgan Chase & Co. receive customary fees under the credit facilities for acting in such capacities including approximately $0.6 million in 2001. JPMorgan Chase Bank was also a lender under our prior credit facility, and as a result, received a portion of the proceeds from the financing for the Transactions. Chase Securities Inc. was one of the initial purchasers in the offering of the $220.0 million aggregate principal amount of 13% senior subordinated notes due 2010, and was also the dealer manager for the debt tender offer and consent solicitation relating to our 9 1/8% senior subordinated notes due 2007 and received customary fees for acting in such capacities. Each of JPMorgan Chase Bank, J.P. Morgan Chase & Co. and Chase Securities Inc. are affiliates of Southwest Industrial Films, LLC, which owns approximately 53% of our outstanding common stock and currently has the right under the stockholders' agreement to appoint four of our directors, and of Flexible Films, LLC, which owns approximately 57% of our Preferred Stock.

17.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     The following condensed consolidating financial statements present, in separate columns, financial information for (i) Pliant Corporation (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries (as specified in the Indenture dated May 31, 2000 (the "Indenture") relating to Pliant Corporation's $220 million senior subordinated notes (the "Notes") on a combined basis, with any investments in non-guarantor subsidiaries specified in the Indenture recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for Pliant Corporation and its subsidiaries on a consolidated basis, and (v) Pliant Corporation on a consolidated basis, in each case as of December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000 and 1999. The Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary and each guarantor subsidiary is wholly owned, directly or indirectly, by Pliant Corporation. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to Pliant Corporation. The condensed consolidating financial statements are presented herein, rather than separate financial statements for each of the guarantor subsidiaries, because management believes that separate financial statements relating to the guarantor subsidiaries are not material to investors.

                       PLIANT CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

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

                       PLIANT CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

                      CONDENSED CONSOLIDATING BALANCE SHEET
                     AS OF DECEMBER 31, 2001 (IN THOUSANDS)

                                                       PLIANT                                                       CONSOLIDATED
                                                    CORPORATION       COMBINED       COMBINED                          PLIANT
                                                    PARENT ONLY      GUARANTORS    NON-GUARANTORS  ELIMINATIONS     CORPORATION
                                                    -----------     ------------   --------------  ------------    -------------
ASSETS
Current assets:
   Cash and cash equivalents..................     $          -            $967          $3,851       $      -          $4,818
   Receivables................................           94,163           7,321          23,952              -         125,436
   Inventories................................           65,135           9,087           9,726              -          83,948
   Prepaid expenses and other.................            1,856             398             772              -           3,026
   Income taxes receivable....................              361               7             617              -             985
   Deferred income taxes......................            4,670            (314)         (1,793)             -           2,563
                                                        -------          ------         -------         ------         -------
      Total current assets....................          166,185          17,466          37,125              -         220,776
Plant and equipment, net......................          293,628          26,386          49,310              -         369,324
Goodwill and intangible assets, net...........          210,946           3,628          16,625              -         231,199
Investment in subsidiaries....................           62,837               -               -        (62,837)              -
Other assets..................................           27,188             182           3,014              -          30,384
                                                        -------          ------         -------         ------         -------
Total assets..................................         $760,784         $47,662        $106,074       $(62,837)       $851,683
                                                        =======          ======         =======         ======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT) Current liabilities:
   Trade accounts payable.....................          $81,099          $4,678         $15,731       $      -        $101,508
Accrued liabilities...........................           36,541           1,703           4,853              -          43,097
   Current portion of long-term debt..........           17,767               -               -              -          17,767
   Due to (from) affiliates...................          (24,978)         22,147           2,831              -               -
                                                        -------          ------         -------         ------         -------
     Total current liabilities................          110,429          28,528          23,415              -         162,372
Long-term debt, net of current portion........          662,556               -          33,000              -         695,556
Other liabilities.............................           17,411               -           1,533              -          18,944
Deferred income taxes.........................           22,108           1,625           2,423              -          26,156
                                                        -------          ------         -------         ------         -------
     Total liabilities........................          812,504          30,153          60,371              -         903,028
                                                        =======          ======         =======         ======         =======
Minority
     interest.....................................         (104)              -             375              -             271
Redeemable stock:
    Preferred
     stock....................................          126,149               -               -              -         126,149
    Common
     stock....................................           16,778               -               -              -          16,778
                                                        -------          ------         -------         ------         -------
Redeemable  stock.............................          142,927               -               -              -         142,927
                                                        -------          ------         -------         ------         -------
Stockholders' (deficit):
   Common stock...............................          103,362          14,020          29,616        (43,636)        103,362
   Warrants to purchase common stock............         38,715               -               -              -          38,715
   Retained earnings
     (deficit).......................                  (326,356)          3,500          21,215        (24,715)       (326,356)
   Stockholders' notes receivable.............             (616)              -               -              -            (616)
   Accumulated other comprehensive loss.......           (9,648)            (11)         (5,503)         5,514          (9,648)
                                                        -------          ------         -------         ------         -------
     Total stockholders' (deficit)............         (194,543)         17,509          45,328        (62,837)       (194,543)
                                                        -------          ------         -------         ------         -------
Total liabilities and stockholders' (deficit).         $760,784         $47,662        $106,074       $(62,837)       $851,683
                                                        =======          ======         =======         ======         =======

                       PLIANT CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------




                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
               FOR THE YEAR ENDED DECEMBER 31, 2001 (IN THOUSANDS)

                                                       PLIANT                                                       CONSOLIDATED
                                                    CORPORATION       COMBINED       COMBINED                          PLIANT
                                                    PARENT ONLY      GUARANTORS    NON-GUARANTORS  ELIMINATIONS     CORPORATION
                                                    -----------      ----------    --------------  ------------    -------------
Net sales.....................................       $687,349         $45,088         $127,254       $(19,331)       $840,360
Cost of sales.................................        546,541          38,423           99,459        (19,331)        665,092
                                                       ------          ------         -------          ------         -------
Gross profit..................................        140,808           6,665           27,795              -         175,268
Total operating expenses......................         89,117             690           11,280              -         101,087
                                                       ------          ------         -------          ------         -------
Operating income..............................         51,691           5,975           16,515              -          74,181
Interest expense..............................        (72,563)            (82)          (3,343)             -         (75,988)
Equity in earnings of subsidiaries............         12,756               -                -        (12,756)              -
Other income (expense), net...................          8,382           1,464           (3,321)             -           6,525
                                                       ------          ------           ------         ------         -------
Income (loss) before income taxes and
     extraordinary loss.......................            266           7,357            9,851        (12,756)          4,718
Income tax expense............................          2,334               -            4,452              -           6,786
                                                        ------          -----           ------         ------         -------
Net income (loss) ............................        $(2,068)         $7,357           $5,399       $(12,756)        $(2,068)
                                                       =======          =====            =====         ======          ======

                       PLIANT CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

               FOR THE YEAR ENDED DECEMBER 31, 2001 (IN THOUSANDS)

                                                       PLIANT                                                       CONSOLIDATED
                                                    CORPORATION       COMBINED       COMBINED                          PLIANT
                                                    PARENT ONLY      GUARANTORS    NON-GUARANTORS    ELIMINATIONS   CORPORATION
                                                    -----------      ----------    --------------    ------------   ------------
Cash flows from operating activities:..........          $3,574         $13,290           $13,480               -        $30,344
                                                         ------          ------           -------         -------        -------
Cash flows from investing activities:
   Proceeds from sale of assets................           2,966           4,948                 -               -          7,914
   Uniplast acquisition, net of cash
     acquired.................                          (14,945)        (14,020)           (9,813)              -        (38,778)
   Capital expenditures for plant and equipment         (49,640)         (3,490)           (3,288)              -        (56,418)
                                                         ------          ------           -------         -------        -------
     Net cash used in investing activities.....         (61,619)        (12,562)          (13,101)              -        (87,282)
                                                         ------          ------           -------         -------        -------
Cash flows from financing activities:
   Payment of capitalized fees.................          (1,932)              -                 -               -         (1,932)
   (Payment) receipt of dividends..............             150               -              (150)              -              -
   Net proceeds from issuance of common and
     preferred stock...........................          30,991               -                 -               -         30,991
   Borrowings / (payments) on long-term debt...          29,035               -            (3,105)              -         25,930
                                                         ------          ------           -------         -------        -------
     Net cash provided by (used in) financing
       activities..............................          58,244               -            (3,255)              -         54,989
                                                         ------          ------           -------         -------        -------
Effect of exchange rate changes on cash and cash
   equivalents.................................            (658)            229             4,136               -          3,707
                                                         ------          ------           -------         -------        -------
Net (decrease)/ increase in cash and cash
   equivalents.................................            (459)            957             1,260               -          1,758
                                                         ------          ------           -------         -------        -------
Cash and cash equivalents at beginning of the
   year........................................             459              10             2,591               -          3,060
                                                         ------          ------           -------         -------        -------
Cash and cash equivalents at end of the year...            $  -            $967            $3,851               -         $4,818
                                                         ======          ======           =======         =======        =======

                       PLIANT CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

                      CONDENSED CONSOLIDATING BALANCE SHEET

                     AS OF DECEMBER 31, 2000 (IN THOUSANDS)

                                                       PLIANT                                                       CONSOLIDATED
                                                    CORPORATION       COMBINED       COMBINED                          PLIANT
                                                    PARENT ONLY      GUARANTORS    NON-GUARANTORS  ELIMINATIONS     CORPORATION
                                                    -----------      ----------    --------------  ------------     ------------
ASSETS
Current assets:
   Cash and cash equivalents..................             $459             $10          $2,591                         $3,060
   Receivables................................           90,670           4,966          19,422                        115,058
   Inventories................................           64,884           6,983           7,284                         79,151
   Prepaid expenses and other.................            1,527              30             426                          1,983
   Income taxes receivable....................            1,885             (24)            897                          2,758
   Deferred income taxes......................           14,431              37          (1,476)                        12,992
                                                        -------          ------          ------         -------        -------
      Total current assets....................          173,856          12,002          29,144                        215,002
Plant and equipment, net......................          268,739          16,538          47,806                        333,083
Intangible assets, net........................          185,727           2,482          17,661                        205,870
Investment in subsidiaries....................           49,611                                        $(49,611)
Other assets..................................           28,593                           2,486                         31,079
                                                        -------          ------          ------         -------        -------
Total assets..................................         $706,526         $31,022         $97,097        $(49,611)      $785,034
                                                        =======          ======          ======         =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) Current liabilities:
   Trade accounts payable.....................          $87,970          $5,730         $15,318                       $109,018
   Accrued liabilities........................           32,068           1,201           5,743                         39,012
   Current portion of long-term debt..........            8,312                           1,050                          9,362
   Due to (from) affiliates...................          (10,000)         13,442          (3,442)
                                                        -------          ------          ------         -------        -------
     Total current liabilities................          118,350          20,373          18,669                        157,392
Long-term debt, net of current portion........          642,976                          35,055                        678,031
Other liabilities.............................           15,828                           1,557                         17,385
Deferred income taxes.........................           30,206             497           2,357                         33,060
                                                        -------          ------          ------         -------        -------
     Total liabilities........................          807,360          20,870          57,638                        885,868
                                                        -------          ------          ------         -------        -------
Redeemable stock..............................          105,177                                                        105,177
                                                        -------          ------          ------         -------        -------
Stockholders' equity (deficit):
   Common stock...............................           87,989          14,020          29,241       $(43,261)         87,989
   Warrants to purchase common stock..........           26,500                                                         26,500
   Retained earnings (deficit)................         (312,414)         (3,857)         15,966        (12,109)       (312,414)
   Stockholders' notes receivable.............             (825)                                                          (825)
     Accumulated other comprehensive loss.....           (7,261)            (11)         (5,748)         5,759          (7,261)
                                                        -------          ------          ------         -------        -------
     Total stockholders' equity (deficit).....         (206,011)         10,152          39,459        (49,611)       (206,011)
                                                        -------          ------          ------         -------        -------
Total liabilities and
     stockholders' equity (deficit)...........         $706,526         $31,022         $97,097       $(49,611)       $785,034
                                                        =======          ======          ======         =======        =======

                       PLIANT CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------


                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

               FOR THE YEAR ENDED DECEMBER 31, 2000 (IN THOUSANDS)

                                                       PLIANT                                                       CONSOLIDATED
                                                    CORPORATION       COMBINED       COMBINED                          PLIANT
                                                    PARENT ONLY      GUARANTORS    NON-GUARANTORS  ELIMINATIONS     CORPORATION
                                                    -----------      ----------    --------------  ------------     ------------
Net sales.....................................          $707,218         $40,670        $113,315       $(17,406)       $843,797
Cost of sales.................................           587,281          39,628          87,213        (17,406)        696,716
                                                         -------          ------          ------         -------        -------
Gross profit..................................           119,937           1,042          26,102                        147,081
Total operating expenses......................           108,386           9,489          14,780                        132,655
                                                         -------          ------          ------         -------        -------
Operating income (loss).......................            11,551          (8,447)         11,322                         14,426
Interest expense..............................           (64,638)             27          (3,923)                       (68,534)
Equity in earnings of subsidiaries............             1,209                                         (1,209)
Other income (expense), net...................            (6,601)          5,580           1,353                            332
                                                         -------          ------          ------         -------        -------
Income (loss) before income taxes and
     extraordinary item.......................           (58,479)         (2,840)          8,752         (1,209)        (53,776)
Income tax expense (benefit)..................           (18,946)            718           3,985                        (14,243)
                                                         -------          ------          ------         -------        -------

Income (loss) before extraordinary item.......           (39,533)         (3,558)          4,767         (1,209)        (39,533)
Extraordinary loss............................           (11,250)                                                       (11,250)
                                                         -------          ------          ------         -------        -------
Net income (loss) ............................          $(50,783)        $(3,558)         $4,767        $(1,209)        $(50,783)
                                                         =======          ======          ======         =======        =======

                       PLIANT CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

               FOR THE YEAR ENDED DECEMBER 31, 2000 (IN THOUSANDS)

                                                       PLIANT                                                       CONSOLIDATED
                                                    CORPORATION       COMBINED       COMBINED                          PLIANT
                                                    PARENT ONLY      GUARANTORS    NON-GUARANTORS  ELIMINATIONS     CORPORATION
                                                    -----------      ----------    --------------  ------------     ------------
Cash flows from operating activities:.........          $38,398          $4,895         $16,973              -         $60,266
                                                        -------          ------          ------         -------        -------
Cash flows from investing activities:
   Capital expenditures for plant and equipment         (52,042)         (6,506)         (7,096)             -         (65,644)
                                                        -------          ------          ------         -------        -------
     Net cash used in investing activities....          (52,042)         (6,506)         (7,096)             -         (65,644)
                                                        -------          ------          ------         -------        -------
Cash flows from financing activities:
   Payment of capitalized fees................          (22,303)              -               -              -         (22,303)
   Payment of fees for tender offer...........          (10,055)              -               -              -         (10,055)
   Proceeds from issuance of stock............          161,820               -               -              -         161,820
   (Payment) receipt of dividends.............              750               -            (750)             -
   Redemption of common stock.................         (314,034)              -               -              -        (314,034)
   Payments received from stockholder on note
     receivable...............................              165               -               -              -             165
   Proceeds from long-term debt...............          691,684               -               -              -         691,684
   Principal payments on borrowings...........         (497,296)              -          (9,706)             -        (507,002)
                                                        -------          ------          ------         -------        -------
     Net cash provided by (used in) financing
       activities.............................           10,731               -         (10,456)             -             275
                                                        -------          ------          ------         -------        -------
Effect of exchange rate changes on cash and cash
   equivalents................................            2,141           1,104          (4,179)             -            (934)
                                                        -------          ------          ------         -------        -------
Net decrease in cash and cash equivalents.....            (772)            (507)         (4,758)             -          (6,037)
Cash and cash equivalents at beginning of the
   year.......................................            1,231             517           7,349              -           9,097
                                                        -------          ------          ------         -------        -------
Cash and cash equivalents at end of the year..             $459             $10          $2,591              -          $3,060
                                                        =======          ======          ======         =======        =======

                       PLIANT CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

               FOR THE YEAR ENDED DECEMBER 31, 1999 (IN THOUSANDS)

                                                       PLIANT                                                       CONSOLIDATED
                                                    CORPORATION       COMBINED       COMBINED                          PLIANT
                                                    PARENT ONLY      GUARANTORS    NON-GUARANTORS  ELIMINATIONS     CORPORATION
                                                    -----------      ----------    --------------  ------------     ------------
Net sales.....................................          $696,431         $24,637        $109,276       $(16,614)       $813,730
Cost of sales.................................           566,564          23,177          82,625        (16,614)        655,752
                                                         -------          ------          ------         -------        -------
Gross profit..................................           129,867           1,460          26,651              -         157,978
Total operating expenses......................            59,228           7,572          15,187              -          81,987
                                                         -------          ------          ------         -------        -------
Operating income..............................            70,639          (6,112)         11,464              -          75,991
Interest expense..............................           (40,307)              -          (3,721)             -         (44,028)
Equity in earnings of subsidiaries............             3,892               -               -         (3,892)
Other income (expense), net...................            (6,069)          6,081             423              -             435
                                                         -------          ------          ------         -------        -------
Income before income taxes....................            28,155             (31)          8,166         (3,892)         32,398

Income tax expense............................             9,844            (235)          4,478              -          14,087
                                                         -------          ------          ------         -------        -------

Net income ...................................           $18,311            $204          $3,688        $(3,892)        $18,311
                                                         =======          ======          ======         =======        =======

                       PLIANT CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

               FOR THE YEAR ENDED DECEMBER 31, 1999 (IN THOUSANDS)

                                                       PLIANT                                                       CONSOLIDATED
                                                    CORPORATION       COMBINED       COMBINED                          PLIANT
                                                    PARENT ONLY      GUARANTORS    NON-GUARANTORS  ELIMINATIONS     CORPORATION
                                                    -----------      ----------    --------------  ------------     ------------
Cash flows from operating activities:.........          $50,310           $(332)         $1,475              -         $51,453
                                                        -------          ------          ------         -------        -------
Cash flows from investing activities:
   Proceeds from sale of assets...............               98           1,093               -              -           1,191
   Payments for acquisitions..................          (11,812)            314               -              -         (11,498)
   Capital expenditures for plant and equipment         (31,280)           (585)         (3,858)             -         (35,723)
                                                        -------          ------          ------         -------        -------
     Net cash used in investing activities....          (42,994)           (822)         (3,858)             -         (46,030)
                                                        -------          ------          ------         -------        -------
Cash flows from financing activities:
   Proceeds from issuance of common stock.....              986               -               -              -             986
   Payments received form stockholders' notes
     receivable...............................              135               -               -              -             135
   Payments on long-term debt.................          (15,319)              -          (2,531)             -         (17,850)
                                                        -------          ------          ------         -------        -------
     Net cash used in financing activities....          (14,198)              -          (2,531)             -         (16,729)
                                                        -------          ------          ------         -------        -------
Effect of exchange rate changes on cash and cash
   equivalents................................              216              18             952              -           1,186
Net increase (decrease) in cash and cash
   equivalents................................           (6,666)            508          (3,962)             -         (10,120)
Cash and cash equivalents at beginning of the
   year.......................................            7,897               9          11,311              -          19,217
                                                        -------          ------          ------         -------        -------
Cash and cash equivalents at end of the year..           $1,231            $517          $7,349              -          $9,097
                                                        =======          ======          ======         =======        =======


18.  OTHER INCOME

     Other income for the year ended December 31, 2001 includes the proceeds and assets received from a settlement with a potential new customer and other less significant items.

                       PLIANT CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------



                       PLIANT CORPORATION AND SUBSIDIARIES

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                 (IN THOUSANDS)

                                                                              ADDITIONS
                                                             BALANCE AT      CHARGED TO                      BALANCE
                      DESCRIPTION                            BEGINNING        COSTS AND                      AT END
                                                              OF YEAR         EXPENSES          OTHER        OF YEAR
ALLOWANCE FOR DOUBTFUL ACCOUNTS:                              ---------      ----------        ------        -------
2001                                                         $2,166         $155             $117 (1)(2)      $2,438
2000                                                          2,115                            51 (1)          2,166
1999                                                          2,570          518             (973)(1)          2,115


(1) Represents the net of accounts written off against the allowance and recoveries of previous write-offs.

(2)  Represents allowance acquired in the Uniplast acquisition.

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

       3.2 Articles of Amendment of Third Amended and Restated Articles of Incorporation of Pliant Corporation (incorporated by reference to Exhibit 3.2 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 filed on April 2, 2001).

       3.3 Articles of Amendment of Third Amended and Restated Articles of Incorporation of Pliant Corporation (incorporated by reference to Exhibit 3.2 to Pliant Corporation's Registration Statement on Form S-1 (File No. 333-65754)).

       3.4 Amended and Restated Bylaws of Pliant Corporation (incorporated by reference to Exhibit 3.10 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

       4.1 Indenture, dated as of May 31, 2000, among Pliant Corporation, the Note Guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

       4.2    Form of New Notes (incorporated by reference to Exhibit B to
              Exhibit 4.1).

       4.3 First Supplemental Indenture, dated as of July 16, 2001, among Pliant Corporation, the New Note Guarantors party thereto, the existing Note Guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.3 to Pliant Corporation's Registration Statement on Form S-1 (File No. 333-65754)).

       4.4 Exchange and Registration Rights Agreement, dated as of May 31, 2000, among Pliant Corporation, the Note Guarantors party thereto, and Chase Securities, Inc. and Deutsche Bank Securities Inc., as Initial Purchasers (incorporated by reference to Exhibit 4.3 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

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

       10.3 Amendment No. 1 and Waiver dated as of July 16, 2001 to the Stockholder's Agreement, dated as of May 31, 2000, among Pliant Corporation, Chase Domestic Investments, L.L.C. and each of the stockholders and warrantholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.3 to Pliant Corporation's Registration Statement on Form S-1 (File No. 333-65754)).

       10.4* Amendment No. 2 dated as of December 19, 2001 to the Stockholder's Agreement, dated as of May 31, 2000, among Pliant Corporation, Chase Domestic Investments, L.L.C. and each of the stockholders and warrantholders listed on the signature pages thereto.

     Exhibit
     Number
     ------

       10.5 Registration Rights Agreement, dated as of May 31, 2000 (the "Registration Rights Agreement"), among Pliant Corporation, Chase Domestic Investments, L.L.C. and each of the stockholders and warrantholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.3 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

       10.6 Amendment No. 1, dated as of June 13, 2000, to the Registration Rights Agreement (incorporated by reference to Exhibit 10.4 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

       10.7 Securities Purchase Agreement, dated as of May 31, 2000, among Pliant Corporation and each of the purchasers of Pliant Corporation's preferred stock listed on the signature pages thereto (incorporated by reference to Exhibit 10.5 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

       10.8 Amendment No. 1 and Waiver dated as of July 16, 2001 to the Securities Purchase Agreement dated as of May 31, 2000 among Pliant Corporation, and each of the purchasers of Pliant Corporation's preferred stock listed on the signature pages thereto ((incorporated by reference to Exhibit 10.7 to Pliant Corporation's Registration Statement on Form S-1 (File No. 333-65754)).

       10.9 Warrant Agreement, dated as of May 31, 2000, among Pliant Corporation and Chase Domestic Investments, L.L.C. (incorporated by reference to Exhibit 10.6 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

       10.10 Amendment No. 1 dated as of July 16, 2001 to the Warrant Agreement dated as of May 31, 2000 among Pliant Corporation and the initial warrantholders listed in Schedule I thereto (incorporated by reference to Exhibit 10.9 to Pliant Corporation's Registration Statement on Form S-1 (File No. 333-65754)).

       10.11 Securities Purchase Agreement dated as of July 16, 2001 among Pliant Corporation and the purchasers of Pliant Corporation's preferred stock listed on the schedules thereto (incorporated by reference to Exhibit 10.10 to Pliant Corporation's Registration Statement on Form S-1 (File No. 333-65754)).

       10.12 Credit Agreement, dated as of September 30, 1997, as amended and restated as of May 31, 2000, among Pliant Corporation, the subsidiary guarantors party thereto, the various lenders from time to time party thereto (the "Lenders"), Bankers Trust Company, as Administrative Agent and Collateral Agent, and The Chase Manhattan Bank, as Syndication Agent, and The Bank of Nova Scotia, as the Documentation Agent (incorporated by reference to Exhibit 10.7 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

       10.13 Amendment No. 1, dated as of September 30, 2000, to Credit Agreement dated as of September 30, 1997, as amended and restated as of May 31, 2000 (incorporated by reference to Exhibit 10.1 to Pliant Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

       10.14 Amendment No. 2, dated as of July 10, 2001, to the Credit Agreement dated as of September 30, 1997, as amended and restated as of May 31, 2000 (incorporated by reference to Exhibit 10.13 to Pliant Corporation's Registration Statement on Form S-1 (File No. 333-65754)).

       10.15 Guarantee Agreement, dated as of September 30, 1997, as amended and restated as of May 31, 2000, among the subsidiary guarantors party thereto and Bankers Trust Company, as Collateral Agent (incorporated by reference to Exhibit 10.8 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

       10.16 Supplement No. 1, dated as of July 19, 2001, to the Guarantee Agreement, dated as of September 30, 1997, as amended and restated as of May 31, 2000, among Pliant Corporation, each of the subsidiaries listed on Schedule I thereto and Bankers Trust Company, as Administrative Agent (incorporated by reference to Exhibit 10.15 to Pliant Corporation's Registration Statement on Form S-1 (File No. 333-65754)).

       10.17 Security Agreement, dated as of September 30, 1997, as amended and restated as of May 31, 2000, among the subsidiary guarantors party thereto and Bankers Trust Company, as Collateral Agent (incorporated by reference to Exhibit 10.9 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

       10.18 Supplement No. 1, dated as of July 19, 2001, to the Security Agreement, dated as of September 30, 1997, as amended and restated as of May 31, 2000, among Pliant Corporation, each of the subsidiaries listed on Schedule I thereto and Bankers Trust Company, as Collateral Agent (incorporated by reference to Exhibit
              10.17 to Pliant Corporation's Registration Statement on Form S-1 (File No. 333-65754)).

     Exhibit
     Number
     ------

       10.19 Pledge Agreement, dated as of September 30, 1997, as amended and restated as of May 31, 2000, among the subsidiary guarantors party thereto and Bankers Trust Company, as Collateral Agent (incorporated by reference to Exhibit 10.10 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

       10.20 Supplement No. 1, dated as of July 19, 2001, to the Pledge Agreement, dated as of September 30, 1997, as amended and restated as of May 31, 2000, among Pliant Corporation, each of the subsidiaries listed on Schedule I thereto and Bankers Trust Company, as Collateral Agent (incorporated by reference to Exhibit
              10.19 to Pliant Corporation's Registration Statement on Form S-1 (File No. 333-65754)).

       10.21 Indemnity, Subrogation and Contribution Agreement, dated as of September 30, 1997, as amended and restated as of May 31, 2000, among the subsidiary guarantors party thereto and Bankers Trust Company, as Collateral Agent (incorporated by reference to Exhibit
              10.11 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

       10.22 Supplement No. 1, dated as of July 19, 2001, to the Indemnity, Subrogation and Contribution Agreement, dated as of September 30, 1997, as amended and restated as of May 31, 2000, among Pliant Corporation, each of the subsidiaries listed on Schedule I thereto and Bankers Trust Company, as Collateral Agent (incorporated by reference to Exhibit 10.21 to Pliant Corporation's Registration Statement on Form S-1 (File No. 333-65754)).

       10.23 Employment Agreement, dated as of May 31, 2000, between Pliant Corporation and Richard P. Durham (incorporated by reference to
              Exhibit 10.12 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

       10.24 Amendment No. 1, dated as of February 1, 2001, to the Employment Agreement, dated as of May 31, 2000, between Pliant Corporation and Richard P. Durham (incorporated by reference to Exhibit 10.14 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 filed on April 2, 2001).

       10.25 Employment Agreement, dated as of May 31, 2000, between Pliant Corporation and Jack E. Knott (incorporated by reference to
              Exhibit 10.13 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

       10.26 Employment Agreement, dated as of May 31, 2000, between Pliant Corporation and Scott K. Sorensen (incorporated by reference to
              Exhibit 10.14 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

       10.27 Letter Agreement, dated as of December 27, 2000, terminating the Employment Agreement, dated as of May 31, 2000, between Pliant Corporation and Scott K. Sorensen (incorporated by reference to
              Exhibit 10.17 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 filed on April 2, 2001).

       10.28 Employment Agreement, dated as of May 31, 2000, between Pliant Corporation and Ronald G. Moffitt (incorporated by reference to
              Exhibit 10.15 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

       10.29 Letter Agreement, dated as of January 22, 2001, terminating the Employment Agreement, dated as of May 31, 2000, between Pliant Corporation and Ronald G. Moffitt (incorporated by reference to
              Exhibit 10.19 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 filed on April 2, 2001).

       10.30* Employment Agreement, dated as of March 30, 2001, between Pliant
              Corporation and Brian E. Johnson.

       10.31 Restricted Stock Agreement, dated as of May 31, 2000, between Pliant Corporation and Richard P. Durham (incorporated by reference to Exhibit 10.16 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

       10.32 Restricted Stock Agreement, dated as of May 31, 2000, between Pliant Corporation and Jack E. Knott (incorporated by reference to
              Exhibit 10.17 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

       10.33 Restricted Stock Agreement, dated as of May 31, 2000, between Pliant Corporation and Scott K. Sorensen (incorporated by reference to Exhibit 10.18 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

     Exhibit
     Number
     ------

       10.34 Stock Redemption Agreement, dated as of December 27, 2000, between Pliant Corporation and Scott K. Sorensen (incorporated by reference to Exhibit 10.23 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 filed on April 2, 2001).

       10.35 Restricted Stock Agreement, dated as of May 31, 2000, between Pliant Corporation and Ronald G. Moffitt (incorporated by reference to Exhibit 10.19 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

       10.36 Stock Redemption Agreement, dated as of February 1, 2001, between Pliant Corporation and Ronald G. Moffitt (incorporated by reference to Exhibit 10.25 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 filed on April 2, 2001).

       10.37 Pledge Agreement, dated as of May 31, 2000, in favor of Pliant Corporation made by Richard P. Durham (incorporated by reference to Exhibit 10.20 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

       10.38 Amendment No. 1, dated as of March 1, 2001, to the Pledge Agreement dated as of May 31, 2000, among Pliant Corporation and Richard P. Durham (incorporated by reference to Exhibit 10.35 to Post-Effective Amendment No. 2 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

       10.39 Pledge Agreement, dated as of May 31, 2000, in favor of Pliant Corporation made by Jack E. Knott (incorporated by reference to Exhibit 10.21 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

       10.40 Amendment No. 1, dated as of April 1, 2001, to the Pledge Agreement dated as of May 31, 2000, among Pliant Corporation and Jack E. Knott (incorporated by reference to Exhibit 10.36 to Post-Effective Amendment No. 2 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

       10.41 Pledge Agreement, dated as of May 31, 2000, in favor of Pliant Corporation made by Scott K. Sorensen (incorporated by reference to Exhibit 10.22 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

       10.42 Pledge Agreement, dated as of May 31, 2000, in favor of Pliant Corporation made by Ronald G. Moffitt (incorporated by reference to Exhibit 10.23 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

       10.43 1998 Pliant Corporation Stock Option Plan (incorporated by reference to Exhibit 10.10 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 1998).

       10.44 Pliant Corporation Management Incentive Plan for Senior Divisional Management (1999) (incorporated by reference to Exhibit 10.1 to Pliant Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

       10.45 Pliant Corporation 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.26 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

       10.46 Second Amended and Restated Stock Option Agreement, dated as of May 31, 2000 between Pliant Corporation and Jack E. Knott (incorporated by reference to Exhibit 10.27 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

       10.47 Pliant Corporation Management Incentive Plan (2000) (incorporated by reference to Exhibit 10.2 to Pliant Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

       10.48* Pliant Corporation Management Incentive Plan (2001).

       10.49* Pliant Corporation Management Incentive Plan (2002).

       12.1*  Statement re: computation of ratios of earning to fixed charges.

       21.1*  Subsidiaries of Pliant Corporation.

       99.1*  Letter of Pliant Corporation regarding Arthur Andersen LLP.

--------

*    Filed with this report.