Form 10-Q
period 2002-03-31
PLIANT CORP
filed 2002-05-06
CIK 1049442

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    --------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ___________ to __________


                        Commission file number 333-40067


                               PLIANT CORPORATION
             (Exact name of registrant as specified in its charter)


            Utah                                                87-0496065
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)



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

Yes   X     No
     ----       ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On May 2, 2002, there were 596,491 outstanding shares of the registrant's Common Stock.

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2002 AND DECEMBER 31, 2001 (DOLLARS IN THOUSANDS) (UNAUDITED)

                                                                                     March 31,          December 31,
                                                                                       2002                 2001
                                                                                   -------------        ------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                     $      4,205         $      4,818
     Receivables, net of allowances of $2,273 and $2,438, respectively                  134,536              125,436
     Inventories                                                                         83,768               83,948
     Prepaid expenses and other                                                           3,233                3,026
     Income taxes receivable                                                              1,132                  985
     Deferred income taxes                                                                3,748                2,563
                                                                                   --------------       -------------

         Total current assets                                                           230,622              220,776

PLANT AND EQUIPMENT, net                                                                369,655              369,324

INTANGIBLE ASSETS, net                                                                  230,550              231,199

OTHER ASSETS                                                                             30,301               30,384
                                                                                   --------------       -------------

TOTAL ASSETS                                                                       $    861,128         $    851,683
                                                                                   ==============       =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Current portion of long-term debt                                             $        318         $     17,767
     Trade accounts payable                                                             106,877              101,508
     Accrued liabilities                                                                 42,174               43,097
                                                                                   --------------       -------------

         Total current liabilities                                                      149,369              162,372

LONG-TERM DEBT, including current portion refinanced with long-term debt                710,353              695,556

OTHER LIABILITIES                                                                        20,025               18,944

DEFERRED INCOME TAXES                                                                    27,429               26,156
                                                                                   --------------       -------------

         Total liabilities                                                              907,176              903,028
                                                                                   --------------       -------------
         Minority  Interest                                                                 235                  271
REDEEMABLE PREFERRED STOCK - 200,000 shares authorized, 130,983 shares outstanding and designated as Series A, no par value, with a redemption and
     liquidation value of $1,000 per share                                              132,067              126,149
                                                                                   --------------       -------------

REDEEMABLE COMMON STOCK - no par value; 60,000 shares authorized; 53,996 shares outstanding as of March 31, 2002 and 53,996 outstanding
         as of December 31, 2001, net of related stockholders' notes receivable of
         $12,727 at March 31, 2002 and $12,720 at December 31, 2001                      16,771               16,778
                                                                                   --------------       -------------
                                                                                        148,838              142,927
STOCKHOLDERS' DEFICIT:
     Common stock - no par value; 10,000,000 shares authorized, 542,560 shares
         outstanding at March 31, 2002 and 542,571 at December 31, 2001                 103,317              103,362
     Warrants to purchase common stock                                                   38,715               38,715
     Accumulated deficit                                                               (329,670)            (326,356)
     Stockholders' notes receivable                                                        (626)                (616)
     Accumulated other comprehensive income                                              (6,857)              (9,648)
                                                                                   --------------       -------------

         Total stockholders' deficit                                                   (195,121)            (194,543)
                                                                                   --------------       -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                        $    861,128         $    851,683
                                                                                   ==============       =============

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (IN THOUSANDS) (UNAUDITED)

                                                                                  Three Months Ended
                                                                                      March 31,
                                                                       -----------------------------------------
                                                                           2002                          2001
                                                                       -------------                 -------------
NET SALES                                                               $  210,083                      $202,659

COST OF SALES                                                              164,504                       160,696
                                                                       -------------                 -------------

     Gross profit                                                           45,579                        41,963
                                                                       -------------                 -------------

OPERATING EXPENSES:
     Sales, General and Administrative                                      20,702                        20,094
     Stock-based compensation related to
           Administrative employees                                              -                         7,033
     Research and Development                                                2,110                         2,404
     Plant Closing Costs                                                     1,846                             -
                                                                       -------------                 -------------

         Total operating expenses                                           24,658                        29,531
                                                                       -------------                 -------------

OPERATING INCOME                                                            20,921                        12,432

INTEREST EXPENSE                                                           (16,855)                      (20,360)

OTHER INCOME  - Net                                                            452                           895
                                                                       -------------                 -------------

INCOME (LOSS) BEFORE INCOME TAXES                                            4,518                        (7,033)

INCOME TAX PROVISION (BENEFIT)                                               1,942                        (2,309)
                                                                       -------------                 -------------

NET INCOME (LOSS)                                                         $  2,576                     $  (4,724)
                                                                       =============                 =============

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (IN THOUSANDS) (UNAUDITED)

                                                                                       2002                2001
                                                                                   --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net  income (loss)                                                                 $  2,576           $  (4,724)
     Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
         Depreciation and amortization                                                    11,343              10,089
         Deferred income taxes                                                                88              (2,015)
         Stock-based compensation related to administrative employees                          -               7,033
         Loss on disposal of assets                                                          (63)                116
         Changes in assets and liabilities:
              Receivables                                                                 (9,100)              2,252
              Inventories                                                                    180              (3,662)
              Prepaid expenses and other                                                    (207)             (1,151)
              Income taxes payable/receivable                                               (147)               (311)
              Other assets                                                                    83               1,104
              Trade accounts payable                                                       5,369              (2,943)
              Accrued liabilities                                                            746               7,777
              Other liabilities                                                            1,081               1,098
              Other                                                                          (36)                  -
                                                                                   --------------      --------------

                  Net cash provided by operating activities                               11,913              14,663
                                                                                   --------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of assets                                                              -               7,914
     Capital expenditures for plant and equipment                                        (10,475)            (15,310)
                                                                                   --------------      --------------

                  Net cash used in investing activities                                  (10,475)             (7,396)
                                                                                   --------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of stock and net change
       in related stockholders' notes receivables                                            (34)                (99)
     Principal payments on long-term debt                                                 (5,761)             (8,251)
     Payment on revolving debt                                                             3,109              (3,000)
                                                                                   --------------      --------------

                  Net cash used in financing activities                                   (2,686)            (11,350)
                                                                                   --------------      --------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
     AND CASH EQUIVALENTS                                                                    635               3,352
                                                                                   --------------      --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        (613)               (731)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD                                         4,818               3,060
                                                                                   --------------      --------------

CASH AND CASH EQUIVALENTS, END OF THE PERIOD                                            $  4,205           $   2,329
                                                                                   ==============      ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Cash paid (received) during the period for:

         Interest                                                                     $    8,968         $     6,820
         Income taxes                                                                 $      318         $    (1,663)
     Other non-cash disclosure:
         Preferred Stock dividends accrued but not paid                               $    5,581         $     3,793

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2002   (IN THOUSANDS) (UNAUDITED)




                                                                                                     ACCUMULATED
                                     COMMON STOCK         WARRANTS                    STOCKHOLDERS'     OTHER
                                  --------------------   TO PURCHASE   ACCUMULATED       NOTES      COMPREHENSIVE
                                   SHARES     AMOUNT    COMMON STOCK     DEFICIT       RECEIVABLE       INCOME          TOTAL
                                  --------------------  ------------   -----------    ------------- -------------    -----------
BALANCE, DECEMBER 31, 2001            543   $103,362       $38,715      $(326,356)      $(616)        $(9,648)        $(194,543)

Net income                              -         -              -          2,576            -               -            2,576

Fair value change in interest
  rate derivatives classified
  as cash flow hedges                   -         -              -              -            -           1,669            1,669

Preferred stock dividend and
    Accretion                           -         -              -        (5,890)            -               -          (5,890)



Repurchase of common stock              -      (45)              -              -            -               -             (45)

Amortization of discount on
    stockholder's note
    receivable                          -         -              -              -         (10)               -             (10)

Foreign currency transaction
    Adjustment                          -         -              -               -           -           1,122            1,122
                                     ----  --------        -------      ----------    ----------      --------       ----------

BALANCE, MARCH 31, 2002               543  $103,317        $38,715      $(329,670)        $(626)      $(6,857)       $(195,121)
                                     ====  ========        =======      ==========    ==========      ========       ==========

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.    BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements have been prepared, without audit, in accordance with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. The information reflects all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows of Pliant Corporation and its subsidiaries ("Pliant" or the "Company") as of the dates and for the periods presented. Results of operations for the period ended March 31, 2002 are not necessarily indicative of results of operations to be expected for the full fiscal year.

      Certain information in footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and the Company's Registration Statement on Form S-4 (File No. 333-86532). Certain reclassifications have been made to the condensed consolidated financial statements for the quarter ended March 31, 2002 for comparative purposes.


2.    INVENTORIES

      Inventories are valued at the lower of cost (using the first-in, first-out method) or market value. Inventories as of March 31, 2002 and December 31, 2000 consisted of the following (in thousands):

                                          March 31,              December 31,
                                            2002                     2001
                                          ---------              -----------
           Finished goods                   $51,250                  $50,738
           Raw materials                     26,715                   27,499
           Work-in-process                    5,803                    5,711
                                            -------                  -------

           Total                            $83,768                  $83,948
                                            =======                  =======


3.    PLANT CLOSING COSTS, OFFICE CLOSING COSTS AND WORKFORCE REDUCTION

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

      During the third quarter of 2001, we analyzed the economics of closing our Harrington facility in light of changes in customer demand and our recent acquisition of Uniplast. These changes together with the movement of a production line from our Birmingham plant have significantly improved the profitability of the Harrington plant. As a result, we revised our plans to close that facility. During the first six months of 2001, $1.1 million was incurred to downsize the Harrington facility. The remaining balance of the plant closure costs of $7.6 million accrued in 2000 was credited to plant closing costs in the consolidated statement of operations for the year ended December 31, 2001.

      The following is a summary of the key elements of the 2000 exit plan, excluding Harrington as management revised their closure plans for that facility in 2001:

                                                                  DALLAS  BIRMINGHAM     TOTAL
                                                                  ------  ----------     -----
                   Number of employees to be terminated........       68        105          173
                   Book value of property and equipment to be
                     Disposed of...............................   $1,593     $8,913     $ 10,506
                   Estimated proceeds from disposal............    1,200      1,749        2,949
                                                                   -----      -----
                   Net write-off from disposal.................      393      7,164        7,557
                   Severance costs.............................      588      2,271        2,859
                   Other closure costs.........................      302        225          527
                                                                  ------     ------     --------
                   Total closure costs.........................   $1,283     $9,660     $ 10,943
                                                                  ======     ======     ========

      We do not anticipate the loss of any revenues or income from the closure of these facilities due to the fact that their respective sales volumes will be transferred to other facilities. As of March 31, 2002 the remaining reserves related to other costs are included in other accrued liabilities in the accompanying consolidated balance sheets while the reserve for impairment of property and equipment has been recorded as a direct reduction of the net property and equipment balances. Utilization of the reserves remaining as of March 31, 2002 is summarized below:

                                                               UTILIZED
                                                 BALANCE   ----------------                 BALANCE
                                                12/31/01   NON-CASH    CASH    REVERSAL     3/31/02
                                                --------   --------    ----    --------     -------
                Property and equipment
                reserves.....................   $  2,556    $    -   $    -                 $ 2,556
                Severance costs..............          -         -        -                       -
                Other costs..................        233         -      170                      63
                                                --------    ------   ------                 -------
                Total........................   $  2,789    $    -      170     $             2,619
                                                ========    ======   ======     =======     =======

      As of March 31, 2002, 68 and 105 of the expected employee terminations had been completed at our Dallas and Birmingham facilities, respectively. As of March 31, 2002, all planned employee terminations had been completed at the Harrington facility. There were no reserves remaining for the Harrington facility closure as of December 31, 2001.

      As a part of the Uniplast acquisition the Company approved a plan to close three Uniplast production facilities and reduce the sales and administrative personnel. As of December 31, 2001 the closure of the production plants and reduction of sales and administrative personnel were complete. Severance costs of this plan of $3.0 million were accrued as a part of the cost of the acquisition. The cost of relocating production lines to existing company locations is being expensed to plant closing costs in the consolidated statements of operations. The Company incurred approximately $3.0 million for these relocation costs in 2001. During the three months ended March 31, 2002 the Company incurred approximately $1.8 million for these relocation costs.

      OFFICE CLOSING COSTS AND WORKFORCE REDUCTION -- During the fourth quarter of 2000, we approved and announced a cost saving initiative resulting in a company-wide workforce reduction, relocation of the corporate office from Salt Lake City, Utah to the Chicago, Illinois area and closure of the Dallas, Texas divisional office. As a result of this initiative we recorded a pre-tax charge of $7.1 million, which was included as part of selling, general and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 2000. The major actions relating to this initiative included a reduction in workforce due to consolidation of duties, and closing the offices in Dallas, Texas and Salt Lake City, Utah. We completed the workforce reduction of 52 employees and the closure of the office in Dallas, Texas during the first quarter of 2001, as well as the Salt Lake City office closure during the second quarter of 2001. The following is a summary of the key elements of this plan:

                                                        WORKFORCE    RELOCATION OF   CLOSURE OF
                                                        REDUCTION  CORPORATE OFFICE DALLAS OFFICE  TOTAL
                                                        ---------  ---------------- ------------- -------
                          Number of employees......           52            36              2         90
                          Leasehold improvements...                     $1,000                    $1,000
                          Severance cost...........      $ 2,940         2,352          $  21      5,313
                          Other costs related to
                          leases...................                        721             82        803
                                                         -------        ------          -----     ------
                          Total cost...............      $ 2,940        $4,073          $ 103     $7,116
                                                         =======        ======          =====     ======

      As of March 31, 2002, the remaining reserves related to severance costs and other costs related to leases. These reserves are included in other accrued liabilities in the accompanying consolidated balance sheets, while the reserve for impairment related to leasehold improvements has been recorded as a reduction of the net property and equipment balance. In the fourth quarter of 2001 an additional $0.9 million was accrued to revise the estimate of future non-cancelable lease costs in excess of income from subleasing. Utilization of these reserves during the period ended March 31, 2002 is summarized below:


                                                                    UTILIZED
                                                       BALANCE   ----------------    ADDITIONAL   BALANCE
                                                      12/31/01   NON-CASH    CASH      ACCRUAL    3/31/02
                                                      --------   --------    ----      -------    -------
                          Leasehold improvements...    $    -    $     -    $    -     $    -     $    -

                          Severance cost...........       128          -        78          -         50
                                                       ------    -------    ------     ------     ------
                          Other costs related to
                          leases...................     1,136          -       159          -        977
                          Total cost...............    $1,264    $     -    $  237     $    -     $1,027
                                                       ======    =======    ======     ======     ======



      As of March 31, 2002, 52, 35 and 2 of the expected employee terminations had been completed of the workforce reduction, closure of the Salt Lake City and the closure of the Dallas offices respectively.

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


5.    STOCK OPTION PLANS

      During the three months ended March 31, 2002, options to purchase 2,680 shares were forfeited due to employee terminations.

6.    SUBSEQUENT EVENTS

      Effective April 2, 2002, we entered into an amendment of our credit facilities to, among other things, permit the offering of $100 million aggregate principal amount of our 13% Senior Subordinated Notes due 2010 (the "2002 Notes"). The amendment also adjusted certain financial covenants, including the leverage and interest coverage ratios and the permitted amount of capital expenditures. The amendment also allows us to borrow additional term loans in an aggregate principal amount of up to $85 million under an uncommitted incremental tranche B facility, the proceeds of which will be used to finance certain permitted acquisitions, if any, completed prior to March 31, 2003. We incurred an amendment fee of $1.3 million in connection with the amendment. We also incurred approximately $0.5 million of legal and administrative expenses in connection with negotiating the amendment.

      On April 10, 2002 we completed the private offering of the Notes at an issue premium of $3.75 million. The total cost of issuance is expected to be approximately $5.0 million. We used approximately $93.3 million of the net proceeds from the issuance of the 2002 Notes to repay indebtedness under our credit facilities, including a repayment of approximately $63.3 million on our revolving credit facility and a $30 million repayment on our term loans. Our credit facilities limit the use of the remaining net proceeds to repayments on our credit facilities or certain permitted acquisitions. We will be required to repay, on December 31, 2002, additional term loans in the amount by which $18 million exceeds the amount we invest in certain acquisitions. We and those of our subsidiaries that guaranteed the 2002 Notes have agreed to complete an exchange offer, pursuant to which we will offer to exchange the 2002 Notes for notes registered under the Securities Act of 1933.

7.    DERIVATIVE INSTRUMENTS

      Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138. In accordance with the statements, we recognize the fair value of derivatives as either assets or liabilities in the balance sheet. To the extent that the derivatives qualify as a hedge, gains or losses associated with the effective portion are recorded as a component of other comprehensive income while the ineffective portion is recognized in income.

      At the adoption of this pronouncement, we had one interest rate cap agreement, which had been entered into during the fourth quarter of 2000. As a result, the initial adoption of this pronouncement did not result in a material effect to our financial statements.

      During 2001, we entered into four additional interest rate derivative agreements with financial institutions. During the three months ended March 31, 2002, we entered into an additional interest rate derivative agreement with a financial institution. We use our interest rate derivatives to manage interest rate risk associated with future interest payments on variable rate borrowings under our Credit Facilities. Our interest rate derivative agreements are considered cash flow hedges and consisted of the following as of March 31, 2002 (dollars in millions):


                                    Notional        Variable              Fixed               Maturity
              Type                   Amount          Rate*               Rate **               Dates
-------------------------------   ------------  ----------------  ---------------------  ------------------
      Interest rate cap               $128.0         LIBOR               10.00%              12/31/2003
      Interest rate cap                 30.0         LIBOR                7.25%              02/09/2004
      Interest rate collar              40.0         LIBOR            4.15% - 7.25%          02/13/2004
      Interest rate swap                60.0         LIBOR                5.40%              02/13/2004
      Interest rate swap                50.0         LIBOR                4.32%              12/20/2004
      Interest rate swap                50.0         LIBOR                3.90%              12/18/2005

 * Three-month LIBOR, as defined; 1.94% as of March 31, 2002
** Strike for caps; floor and strike for collar; fixed LIBOR for swap agreements.

      The fair value of our interest rate derivative agreements is reported on our consolidated balance sheet at March 31, 2002 in other liabilities of approximately $1.3 million and in other assets of approximately $0.05 million. The effective portion of the changes in fair value of these instruments is reported in other comprehensive income. As the hedged contract matures, the gain or loss is recorded as interest expense in the consolidated statement of operations. We monitor the effectiveness of these contracts each quarter. Any changes in fair value of the ineffective portion of the instruments is reported as interest expense in the consolidated statement of operations. The ineffective portion for the three months ended March 31, 2002 was not material.

      We are exposed to credit losses in the event of nonperformance by the counter-party to the financial instrument. We anticipate, however, that the counter-party will be able to fully satisfy its obligations under the contract. Market risk arises from changes in interest rates.


8.   OPERATING  SEGMENTS

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

      Segment profit or loss and segment assets as of and for the three months ended March 31, 2002 and 2001 are presented in the following table (in thousands):

                                            DESIGN        INDUSTRIAL      SPECIALTY    CORPORATE/
                                           PRODUCTS         FILMS           FILMS        OTHER           TOTAL
       MARCH 31, 2002
       Net sales to customers              $48,858        $60,370          $100,855    $        -       $210,083
       Intersegment sales                      736          2,347             1,620       (4,703)              -
                                         ---------       --------         ---------      --------     ----------
       Total net sales                      49,594         62,717           102,475       (4,703)        210,083
       Depreciation and amortization         2,618          1,976             3,678        3,071          11,343
       Interest expense                        494            124                 5       16,232          16,855
       Segment profit (loss)                 6,723         12,493            22,822      (37,520)          4,518
       Segment total assets                182,021        130,229           447,713      101,165         861,128
       Capital expenditures                  2,101          2,685             4,547        1,142          10,475

       MARCH 31, 2001
       Net sales to customers              $53,369        $61,597         $  87,693    $       -        $202,659
       Intersegment sales                    2,004          1,539             2,269       (5,812)              -
                                         ---------        -------          --------     ---------     ----------
       Total net sales                      55,373         63,136            89,962       (5,812)        202,659
       Depreciation and amortization         2,509          1,976             2,793        2,811          10,089
       Interest expense                        887            (29)                6       19,496          20,360
       Segment profit (loss)                 9,220         11,019            18,766      (46,038)         (7,033)
       Segment total assets                178,254        125,531           398,816       76,333         778,934
       Capital expenditures                  4,225          2,638             7,402        1,045          15,310

A reconciliation of the totals reported for the operating segments to our totals reported in the condensed consolidated financial statements is as follows (in thousands):

                                                                  Three months ended
                                                                      March 31,
                                                                      ---------

                                                               2002                     2001
                                                               ----                     ----
    PROFIT OR LOSS

    Total profit for reportable segments                     $  42,038               $  39,005
         Stock-based compensation related to
          Administrative employees                                   -                  (7,033)
    Plant Closing costs                                         (1,846)                      -
    Unallocated amounts:
       Corporate expenses                                      (19,442)                (19,509)
       Interest expense                                        (16,232)                (19,496)
                                                             ---------               ---------

       Income (loss) before taxes                            $   4,518               $  (7,033)
                                                             =========               =========


                                                       March 31, 2002   March 31, 2001
                                                       --------------   --------------
    ASSETS
    Total assets for reportable segments                 $ 759,963         $ 702,601
    Intangible assets not allocated to segments             46,689            14,528
    Other unallocated assets                                54,476            61,805
                                                         ---------         ---------

          Total consolidated assets                      $ 861,128         $ 778,934
                                                         =========         =========

9.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

      The following condensed consolidating financial statements present, in separate columns, financial information for (i) Pliant (on a parent only basis), with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries (as specified in the Indenture, dated May 31, 2000 (the "2000 Indenture"), relating to Pliant's $220 million senior subordinated notes due 2010 (the "2000 Notes") and the Indenture, dated April 10, 2002 (the "2002 Indenture" and, together with the 2000 Indenture, the "Indentures"), relating to Pliant's $100 million senior subordinated notes due 2010 (the "2002 Notes" and, together with the 2000 Notes, the "Notes")) on a combined basis, with any investments in non-guarantor subsidiaries specified in the Indenture recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for Pliant and its subsidiaries on a consolidated basis, and
      (v) Pliant on a consolidated basis, in each case as of March 31, 2002 and December 31, 2001 and for the three months ended March 31, 2002 and 2001. The Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary and each guarantor subsidiary is wholly owned, directly or indirectly, by Pliant. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to Pliant. The condensed consolidating financial statements are presented herein, rather than separate financial statements for each of the guarantor subsidiaries because management believes that separate financial statements relating to the guarantor subsidiaries are not material to investors.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2002 (IN THOUSANDS) (UNAUDITED)


                                                             Pliant
                                                          Corporation     Combined      Combined                   Consolidated
                                                            (Parent      Guarantor    Non-Guarantor                   Pliant
                                                             Only)      Subsidiaries  Subsidiaries  Eliminations   Corporation
                                                          -----------   ------------  ------------  ------------   -----------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                             $      --      $     965      $   3,240      $      --      $   4,205
   Receivables - net                                       104,326          8,588         21,622             --        134,536
   Inventories                                              66,074          8,133          9,561             --         83,768
   Prepaid expenses and other                                2,177            531            525             --          3,233
   Income taxes receivable                                     148            (44)         1,028             --          1,132
   Deferred income taxes                                     5,757             --         (2,009)            --          3,748
                                                         ---------      ---------      ---------      ---------      ---------
      Total current assets                                 178,482         18,173         33,967             --        230,622
PLANT AND EQUIPMENT - Net                                  298,558         22,198         48,899             --        369,655
INTANGIBLE ASSETS - Net                                    210,367          3,545         16,638             --        230,550
INVESTMENT IN SUBSIDIARIES                                  67,683             --             --        (67,683)            --
OTHER ASSETS                                                27,033            182          3,086             --         30,301
                                                         ---------      ---------      ---------      ---------      ---------
TOTAL ASSETS                                             $ 782,123      $  44,098      $ 102,590      $ (67,683)     $ 861,128
                                                         =========      =========      =========      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
   Current portion of long-term debt                     $     318      $      --      $      --      $      --      $     318
   Trade accounts payable                                   88,573          3,490         14,814             --        106,877
   Accrued liabilities                                      34,054          1,571          6,549             --         42,174
   Due to (from) affiliates                                (14,979)        19,112         (4,133)            --             --
                                                         ---------      ---------      ---------      ---------      ---------
      Total current liabilities                            107,966         24,173         17,230             --        149,369
LONG-TERM DEBT - Net of current portion                    678,353             --         32,000             --        710,353
OTHER LIABILITIES                                           18,478             --          1,547             --         20,025
DEFERRED INCOME TAXES                                       23,749          1,260          2,420             --         27,429
                                                         ---------      ---------      ---------      ---------      ---------
      Total liabilities                                    828,546         25,433         53,197             --        907,176
                                                         ---------      ---------      ---------      ---------      ---------

MINORITY INTEREST                                             (140)            --            375             --            235
REDEEMABLE STOCK:
    Preferred Stock                                        132,067             --             --             --        132,067
    Common Stock                                            16,771             --             --             --         16,771
                                                         ---------      ---------      ---------      ---------      ---------
REDEEMABLE STOCK                                           148,838             --             --             --        148,838
                                                         ---------      ---------      ---------      ---------      ---------
STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock                                            103,317         14,020         29,616        (43,636)       103,317
   Warrants                                                 38,715             --             --             --         38,715
   Retained earnings accumulated (deficit)                (329,670)         4,656         23,807        (28,463)      (329,670)
   Stockholders' note receivable                              (626)            --             --             --           (626)
   Accumulated other comprehensive loss                     (6,857)           (11)        (4,405)         4,416         (6,857)
                                                         ---------      ---------      ---------      ---------      ---------
      Total stockholders' equity (deficit)                (195,121)        18,665         49,018        (67,683)      (195,121)
                                                         ---------      ---------      ---------      ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)     $ 782,123      $  44,098      $ 102,590      $ (67,683)     $ 861,128
                                                         =========      =========      =========      =========      =========

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2001 (IN THOUSANDS) (UNAUDITED)


                                                        PLIANT
                                                      CORPORATION    COMBINED       COMBINED                  CONSOLIDATED
                                                       (PARENT       GUARANTOR    NON-GUARANTOR                  PLIANT
                                                         ONLY)     SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS  CORPORATION
                                                         -----     ------------   ------------  ------------  -----------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                         $      --      $     967      $   3,851      $      --      $   4,818
   Receivables, net                                     94,163          7,321         23,952             --        125,436
   Inventories                                          65,135          9,087          9,726             --         83,948
   Prepaid expenses and other                            1,856            398            772             --          3,026
   Income taxes receivable                                 361              7            617             --            985
   Deferred income taxes                                 4,670           (314)        (1,793)            --          2,563
                                                     ---------      ---------      ---------       --------       --------
      Total current assets                             166,185         17,466         37,125             --        220,776
PLANT AND EQUIPMENT, net                               293,628         26,386         49,310             --        369,324
INTANGIBLE ASSETS, net                                 210,946          3,628         16,625             --        231,199
INVESTMENT IN SUBSIDIARIES                              62,837             --             --        (62,837)            --
OTHER ASSETS                                            27,188            182          3,014             --         30,384
                                                     ---------      ---------      ---------       --------       --------
TOTAL ASSETS                                         $ 760,784      $  47,662      $ 106,074      $ (62,837)     $ 851,683
                                                     =========      =========      =========      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
   Current portion of long-term debt                 $  81,099      $   4,678      $  15,731      $      --      $ 101,508
    Trade accounts payable                              36,541          1,703          4,853             --         43,097
   Accrued liabilities                                  17,767             --             --             --         17,767
   Due to (from) affiliates                            (24,978)        22,147          2,831             --             --
                                                     ---------      ---------      ---------       --------       --------
      Total current liabilities                        110,429         28,528         23,415             --        162,372
LONG-TERM DEBT, net of current portion                 662,556             --         33,000             --        695,556
OTHER LIABILITIES                                       17,411             --          1,533             --         18,944
DEFERRED INCOME TAXES                                   22,108          1,625          2,423             --         26,156
                                                     ---------      ---------      ---------       --------       --------
      Total liabilities                                812,504         30,153         60,371             --        903,028
                                                     ---------      ---------      ---------       --------       --------
MINORITY INTEREST                                         (104)            --            375             --            271
REDEEMABLE STOCK:
    Preferred stock                                    126,149             --             --             --        126,149
    Common stock                                        16,778             --             --             --         16,778
                                                     ---------      ---------      ---------       --------       --------
REDEEMABLE STOCK                                       142,927             --             --             --        142,927
                                                     ---------      ---------      ---------       --------       --------
STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock                                        103,362         14,020         29,616        (43,636)       103,362
   Warrants to purchase common stock                    38,715             --             --             --         38,715
   Retained earnings (accumulated deficit)            (326,356)         3,500         21,215        (24,715)      (326,356)
   Shareholder note receivable                            (616)            --             --             --           (616)
   Accumulated other comprehensive income (loss)        (9,648)           (11)        (5,503)         5,514         (9,648)
                                                     ---------      ---------      ---------       --------       --------
      Total stockholders' equity (deficit)            (194,543)        17,509         45,328        (62,837)      (194,543)
                                                     ---------      ---------      ---------       --------       --------
TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY (DEFICIT)                  $ 760,784      $  47,662      $ 106,074      $ (62,837)     $ 851,683
                                                     =========      =========      =========      =========      =========

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE THREE MONTHS ENDED MARCH 31, 2002 (IN THOUSANDS) (UNAUDITED)


                                                        Pliant
                                                     Corporation     Combined      Combined                   Consolidated
                                                       (Parent      Guarantor    Non-Guarantor                   Pliant
                                                        Only)      Subsidiaries  Subsidiaries   Eliminations   Corporation
                                                        -----      ------------  ------------   ------------   -----------
SALES , Net                                           $ 170,037     $  10,739      $  34,010      $ (4,703)      $ 210,083
COST OF SALES                                           133,336         9,502         26,369        (4,703)       164,504
                                                      ---------     ---------      ---------      ---------      --------

GROSS PROFIT                                             36,701         1,237          7,641             -         45,579
OPERATING EXPENSES                                       21,194            84          3,380              -        24,658
                                                      ---------     ---------      ---------      ---------      --------

OPERATING INCOME                                         15,507         1,153          4,261             -         20,921
INTEREST EXPENSE                                        (16,237)            -           (618)            -        (16,855)
EQUITY IN EARNINGS OF SUBSIDIARIES                        3,748             -              -        (3,748)             -
OTHER INCOME  (EXPENSE), Net                                 14             3            435             -            452
                                                      ---------     ---------      ---------      ---------      --------

INCOME (LOSS) BEFORE INCOME TAXES                         3,032         1,156          4,078        (3,748)         4,518
INCOME TAX PROVISION (BENEFIT)                              456              -         1,486              -         1,942
                                                      ---------     ---------      ---------      ---------      --------

NET INCOME (LOSS)                                     $   2,576     $   1,156      $   2,592      $ (3,748)      $  2,576
                                                      =========     =========      =========      ========       ========

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE THREE MONTHS ENDED MARCH 31, 2001 (IN THOUSANDS) (UNAUDITED)


                                                        Pliant
                                                     Corporation     Combined      Combined                   Consolidated
                                                       (Parent      Guarantor    Non-Guarantor                   Pliant
                                                        Only)      Subsidiaries  Subsidiaries   Eliminations   Corporation
                                                        -----      ------------  ------------   ------------   -----------
SALES, Net                                             $170,938      $  9,559        $27,974       $(5,812)      $202,659
COST OF SALES                                           137,226         7,888         21,394        (5,812)       160,696
                                                       --------      --------        -------       --------      --------

GROSS PROFIT                                             33,712         1,671          6,580             -         41,963
OPERATING EXPENSES                                       26,859            90          2,582               -       29,531
                                                       --------      --------        -------       --------      --------

OPERATING INCOME                                          6,853         1,581          3,998             -         12,432
INTEREST EXPENSE                                        (19,470)            -           (890)            -        (20,360)
EQUITY IN EARNINGS OF SUBSIDIARIES                        3,873             -              -        (3,873)             -
OTHER INCOME  (EXPENSE), Net                                418           165            312              -           895
                                                       --------      --------        -------       --------      --------

INCOME (LOSS) BEFORE INCOME TAXES                        (8,326)        1,746          3,420        (3,873)        (7,033)
INCOME TAX PROVISION (BENEFIT)                           (3,602)            -          1,293              -        (2,309)
                                                       --------      --------        -------       --------      --------

NET INCOME (LOSS)                                      $ (4,724)     $  1,746        $ 2,127       $(3,873)     $  (4,724)
                                                       ========      ========        =======       ========     =========

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 (IN THOUSANDS) (UNAUDITED)
-------------------------------------------------------------------------------


                                                           Pliant
                                                        Corporation    Combined      Combined                   Consolidated
                                                          (Parent     Guarantor   Non-Guarantor                    Pliant
                                                           Only)     Subsidiaries  Subsidiaries   Eliminations   Corporation
                                                        -----------  ------------ -------------   ------------  ------------
CASH FLOWS PROVIDED BY (USED IN)
     OPERATING ACTIVITIES                                $ 14,991     $ (3,745)     $     667                 -   $ 11,913
                                                         --------     --------      ---------   ---------------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Asset transfers                                         (4,805)       4,805              -                 -          -
   Capital expenditures for plant and equipment            (8,442)      (1,328)          (705)                -    (10,475)
                                                         --------     --------      ---------   ---------------   --------
        Net cash provided by investing activities         (13,247)       3,477           (705)                -    (10,475)
                                                         --------     --------      ---------   ---------------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock and
     net change in related stockholders' notes
     receivables                                              (34)           -              -                 -        (34)
   Principal payments on long-term debt                    (1,652)           -         (1,000)                -     (2,652)
                                                         --------     --------      ---------   ---------------   --------

     Net cash used in financing
     Activities                                            (1,686)           -         (1,000)                -     (2,686)
                                                         --------     --------      ---------   ---------------   --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
   EQUIVALENTS                                                (58)         266            427                 -        635
                                                         --------     --------      ---------   ---------------   --------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                        -           (2)          (611)                -       (613)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE
   PERIOD                                                       -          967          3,851                 -      4,818
                                                         --------     --------      ---------   ---------------   --------

CASH AND CASH EQUIVALENTS AT
    END OF THE PERIOD                                    $      -      $   965       $  3,240   $             -   $  4,205
                                                         ========     ========      =========   ===============   ========

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 (IN THOUSANDS) (UNAUDITED)
-------------------------------------------------------------------------------

                                                               Pliant      Combined       Combined                     Consolidated
                                                            Corporation    Guarantor    Non-Guarantor                     Pliant
                                                            Parent Only  Subsidiaries   Subsidiaries   Eliminations    Corporation
                                                            -----------  ------------   ------------   ------------    -----------
CASH FLOWS PROVIDED BY (USED IN)
     OPERATING ACTIVITIES                                     $ 21,192      $ (4,574)       $ (1,955)          --         $ 14,663
                                                              --------      --------        --------    ---------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of assets                                  2,966         4,948              --           --            7,914
   Capital expenditures for plant and equipment                (12,378)       (1,802)         (1,130)          --          (15,310)
                                                              --------      --------        --------    ---------         --------
        Net cash provided by investing activities               (9,412)        3,146          (1,130)          --           (7,396)
                                                              --------      --------        --------    ---------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock and net
      change in related stockholders' notes receivables            (99)          (99)
   Principal payments on long-term debt                        (10,146)           --          (1,105)          --          (11,251)
                                                              --------      --------        --------    ---------         --------
      Net cash used in financing
      Activities                                               (10,245)           --          (1,105)          --          (11,350)
                                                              --------      --------        --------    ---------         --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENT     (1,994)        1,457           3,889           --            3,352
                                                              --------      --------        --------    ---------         --------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                          (459)           29            (301)          --             (731)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD               459            10           2,591           --            3,060
                                                              --------      --------        --------    ---------         --------
CASH AND CASH EQUIVALENTS AT
    END OF THE PERIOD                                         $     --      $     39        $  2,290    $      --         $  2,329
                                                              ========      ========        ========    =========         ========

10.   POTENTIAL ACQUISITION

      On December 31, 2001 we signed an agreement to purchase substantially all of the assets of Decora Industries, Inc., a New York based manufacturer of printed, plastic films sold under the Con-Tact brand name. Decora is a debtor in possession in a voluntary case filed under chapter 11 of the United States Bankruptcy Code. Decora had 2001 revenue of approximately $49.8 million. The asset purchase agreement and the amendment are subject to certain conditions to closing,which are beyond our control, and must be approved by the United States Bankruptcy Court. As part of the asset purchase agreement and the on-going negotiations we have a $1.0 million deposit in escrow and a $2.2 million receivable for various sales of products to Decora. The deposit is included as part of Other Assets in the March 31, 2002 balance sheet. The receivable is included as part of the Receivables in the March 31, 2002 balance sheet.


11.   NEW ACCOUNTING STANDARDS

      In July, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". SFAS requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001, clarifies the recognition of intangible assets separately from goodwill and requires that unallocated negative goodwill be written off immediately as an extraordinary gain. SFAS No. 142, which was effective for fiscal years beginning after December 15, 2001, requires that ratable amortization of goodwill be replaced with periodic tests of goodwill impairment and that intangible assets, other than goodwill, which have determinable useful lives, be amortized over their useful lives. As required by SFAS 142 the company stopped amortizing goodwill effective January 1, 2002. The Company is currently evaluating any possible impairment of goodwill under SFAS 142 guidelines. The Company expects to complete this evaluation in the second or third quarter of 2002. The following is a reconciliation of net income and earnings per share between the amounts reported in the first quarter of 2001 and the adjusted amounts reflecting these new accounting rules:


                                                                    Three months ended
            (Dollars in thousands)                                    March 31, 2001
                                                                   ---------------------
    Net income/(loss):
                 Reported net income/(loss).....................         $ (4,724)
                 Goodwill amortization..........................            1,008
                                                                          -------
                 Adjusted net income............................         $ (3,716)
                                                                          ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2001 (the "2000 10-K") and our Registration Statement on Form S-4 (file No. 333-86532). This section contains certain forward-looking statements within the meanings of federal securities laws that involve risks and uncertainties, including statements regarding our plans, objectives, goals, strategies and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under "Cautionary Statement for Forward-Looking Information" below and elsewhere in this report.

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

During the second quarter of 2001, we completed the implementation of a company-wide supply chain cost initiative. This initiative, which we began in the fourth quarter of 1999, focused on improving the efficiency of our operations through improvements to our procurement, logistics, planning and production processes.

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

RESULTS OF OPERATIONS

The following table sets forth net sales, expenses, and operating income and such amounts as a percentage of net sales, for the three months ended March 31, 2002 and 2001 (dollars in millions).

                                       Three Months Ended March 31
                                    ---------------------------------
                                         2002              2001
                                    --------------     --------------
                                             % of                % of
                                       $    Sales         $     Sales
                                    ------  ------     ------   ------
Net sales                           $210.1   100.0%    $202.7   100.0%
Cost of sales                        164.5    78.3      160.7    79.3
                                     -----    ----      -----    ----
Gross profit                          45.6    21.7       42.0    20.7
Total operating expenses              24.7    11.8       29.5    14.6
                                      ----    ----       ----    ----
Operating income                     $20.9     9.9%    $ 12.5     6.1%
                                     =====    =====    ======   =====

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

Net Sales

Net sales increased by $7.4 million, or 3.7%, to $210.1 million for the first quarter of 2002, from $202.7 million for the three months ended March 31, 2001. The increase was primarily due to a 13.1% increase in sales volume partially offset by a 8.4% decrease in our average selling price. In the markets we serve, the average selling price of our products generally increases or decreases as the price of resins, our primary raw material, increases or decreases. Average resin prices were significantly lower during the first quarter of 2002 compared to the first quarter of 2001 resulting in a significant decrease in our average selling prices.

Gross Profit

Gross profit increased by $3.6 million, or 8.6%, to $45.6 million for the first quarter of 2002, from $42.0 million for the three months ended March 31, 2001. The increase was primarily due to the increase in sales volumes.

Total Operating Expenses

Total operating expenses decreased by $4.8 million, or 16.3%, to $24.7 million for the first quarter of 2002 from $29.5 million for the three months ended March 31, 2001. The significant items contributing to most of this increase relate to two unusual items: $7.0 million of non-cash stock-based compensation expense related to administrative employees for the three month period ended March 31, 2001, and $1.8 million of plant closing costs related primarily to cost of moving production lines from the plants acquired and closed as a result of the Uniplast acquisition for the period ended March 31, 2002. Excluding the effect of these two unusual items total operating expenses increased $0.4 million or 1.7%. This increase was principally as a result of costs related to organizational changes and relocation of offices.

Operating Income

Operating income increased by $8.4 million, or 67.2%, to $20.9 million for the three months ended March 31, 2002 from $12.5 million for the three months ended March 31, 2001, due to the factors discussed above. Excluding the unusual items described above from both periods, operating income would have been $22.7 million for the first quarter of 2002 as compared to $19.5 million for the first quarter of 2001.

Interest Expense

Interest expense decreased by $3.5 million, or 17.2%, to $16.9 million for the three months ended March 31, 2002, from $20.4 million for the three months ended March 31, 2001. This decrease was primarily due to the reduction in LIBOR which decreased the variable interest rate on our term debt.

Other Income

Other income decreased to income of $0.5 million for the three months ended March 31, 2002, from $0.9 million for the three months ended March 31, 2001, a decrease in income of $0.4 million. The decrease was primarily due to an insurance claim which was received during the first quarter of 2001 for an ice storm at the McAlester plant.

Income Tax Expense (Benefit)

Income tax expense for the three months ended March 31, 2002 was $1.9 million or 43.0% as compared to an income tax benefit of $2.3 million or 32.8%. The change in the effective income tax rate is primarily due to adjustments made to the net operating loss carried forward and the resulting deferred tax balances as a result of the completion of a recent IRS audit.

OPERATING SEGMENT REVIEW

   General Operating segments are components of our company for which separate financial information is available that is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing performance. For more information on our operating segments see Note 8 to the unaudited condensed consolidated financial statements.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2001

Specialty Films

  Net Sales. The net sales of our specialty films segment increased $13.2 million, or 15.1%, to $100.9 million for the three months ended March 31, 2002 from $87.7 million for the three months ended March 31, 2001. This increase was primarily due to an 18.6% increase in sales volume partially offset by a 3.0% decrease in our average selling prices. The increase sales volume was primarily as a result of the Uniplast acquisition. Selling prices decreased principally due to the effects of a decrease in resin prices in the first quarter of 2002 as compared to the same period in 2001.

  Segment Profit.The specialty films segment profit increased $4.0 million, or 21.3%, to $22.8 million for the three months ended March 31, 2002 from $18.8 million for the three months ended March 31, 2002. The increase was primarily due to the increase in sales discussed above including the effect of the Uniplast acquisition and improved margins.

  Segment Total Assets The specialty films segment total assets increased $48.9 million, or 12.3%, from $398.8 million as of March 31, 2001 to $447.7 million as of March 31, 2002. The increase was principally due to the acquisition of Uniplast, capital expenditures for capacity expansions and the reserve for plant closing cost for Harrington that was deducted from segment assets as of March 31, 2001 partially offset by depreciation expenses.

Design Products

  Net Sales The net sales of our design products segment decreased $4.5 million, or 8.4%, to $48.9 million for the three months ended March 31, 2002 from $53.4 million for the three months ended March 31, 2001. This decrease was primarily due to a 8.3% decrease in our average selling prices. Sales volumes remained relatively stable for the three months ended March 31, 2002 as compared to the same period in 2001.

  Segment Profit The design products segment profit decreased $2.5 million, or 27.2%, to $6.7 million for the three months ended March 31, 2002 from $9.2 million for the three months ended March 31, 2001. This decrease was principally due to slightly lower margins and a partial settlement received from a potential customer received during the first quarter 2001.

  Segment Total Assets The design products segment total assets increased $3.7 million, or 2.1%, from $178.3 million as of March 31, 2001 to $182.0 million as of March 31, 2002. Capital expenditures for capacity additions were partially offset by depreciation expenses.

Industrial Films

  Net Sales.The net sales in our industrial films segment decreased $1.2 million, or 1.9%, to $60.4 million for the three months ended March 31, 2002 from $61.6 million for the three months ended March 31, 2001. This decrease was due to a 12.8% increase in sales volumes primarily as a result of the Uniplast acquisition that was more than offset by a 13.2% decrease in selling prices. Selling prices decreased principally due to the effects of a decrease in resin prices and a change in sales mix.

  Segment Profit The industrial films segment profit increased $1.5 million, or 13.6%, to $12.5 million for the three months ended March 31, 2002 to $11.0 million for the three months ended March 31, 2001. This increase was principally due to the effect of higher sales volume from the acquisition of Uniplast partially offset by a decrease in margins.

  Segment Total Assets. The industrial films segment total assets increased $4.7 million, or 3.7%, from $125.5 million as March 31, 2001 to $130.2 million as of March 31, 2002. This increase was principally due to the addition of assets from the Uniplast acquisition and to capital expenditures for maintenance of business which were offset by depreciation expenses. In addition, segment total assets at March 31, 2001 reflected a deduction relating to a reserve for plant closing costs at our Harrington facility. A portion of this amount was credited back to segment total assets during 2001 as a result of our determination not to close the Harrington facility.

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate expenses remained relatively stable at $19.4 million for the three months ended March 31, 2002 as compared to $19.5 million for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES


Net Cash Provided by Operating Activities

Net cash provided by operating activities was $11.9 million for the three months ended March 31, 2002, a decrease of $2.8 million, or 18%, from the same period in 2001. This decrease was principally due to changes in working capital items partially offset by improved operating results in the first quarter of 2002 as compared to the first quarter of 2001.


Net Cash Used in Investing Activities

Net cash used in investing activities was $10.5 million for the three months ended March 31, 2002, as compared to $7.4 million for the same period in 2001. Capital expenditures were $10.5 million and $15.3 million for the periods ended March 31, 2002 and 2001, respectively. Capital expenditures in both periods were primarily for major expansion projects in all of our product lines. We expect capital expenditures to be at the same level as the first quarter for the remaining quarters in 2002. In 2001, we received $7.9 million as part of a sale-leaseback transaction of newly-acquired machinery and equipment.


Net Cash Used in Financing Activities

Net cash used in financing activities was $2.7 million for the three months ended March 31, 2002, compared to $11.4 million for the same period in 2001. The activity for both periods primarily represented principal payments on our term loans and borrowings and repayments under the revolving credit facility.


Liquidity

As of March 31, 2002, we had approximately $81.2 million of working capital and approximately $51.5 million available under our $100.0 million revolving credit facility. We had $5.9 million of letters of credit issued, which reduces the amount available for borrowings under our revolving credit facility. As of March 31, 2002, the debt under our credit facilities bore interest at a weighted average rate of 7.7%.

As of March 31, 2002, we had $4.2 million in cash and cash equivalents, of which the majority was held by our foreign subsidiaries. The effective tax rate of repatriating this money and future foreign earnings to the United States varies from approximately 25% to 45%, depending on various U.S. and foreign tax factors, including each foreign subsidiary's country of incorporation. High effective repatriation tax rates may limit our ability to access cash and cash equivalents generated by our foreign operations for use in our United States operations, including to pay principal, premium, if any, and interest on our outstanding senior subordinated notes and our credit facilities. For the three months ended March 31, 2002, our foreign operations generated net income from continuing operations of approximately $2.6 million.

Effective April 2, 2002, we entered into an amendment of our credit facilities to, among other things, permit the offering of $100 million aggregate principal amount of our 13% Senior Subordinated Notes due 2010 (the "2002 Notes"). The amendment also adjusted certain financial covenants, including the leverage and interest coverage ratios and the permitted amount of capital expenditures. The amendment also allows us to borrow additional term loans in an aggregate principal amount of up to $85 million under an uncommitted incremental tranche B facility, the proceeds of which will be used to finance certain permitted acquisitions, if any, completed prior to March 31, 2003. We incurred an amendment fee of $1.3 million in connection with the amendment. We also incurred approximately $0.5 million of legal and administrative expenses in connection with negotiating the amendment.

On April 10, 2002 we completed the private offering of the 2002 Notes. We used approximately $93.3 million of the net proceeds from the issuance of the Notes to repay indebtedness under our credit facilities, including a repayment of approximately $63.3 million on our revolving credit facility and a $30 million repayment on our term loans. Our credit facilities limit the use of the remaining net proceeds to repayments on our credit facilities or certain permitted acquisitions. We will be required repay, on December 31, 2002, additional term loans in the amount by which $18 million exceeds the amount we invest in certain acquisitions. The following table sets forth the scheduled principal payments on the credit facilities, the $220 million principal amount Senior Subordinated Notes issued in May 2000 ( the "2000 Notes") and the 2002 Notes :

Year                           Principal Payment
------------------------------------------------
2002                           $              0
2003                                 19,599,205
2004                                 51,469,041
2005                                 60,744,922
2006                                 34,186,832
Thereafter                          583,200,000

Total Debt after issuance of the 2002 Notes and repayment of credit facilities on April 10, 2002 was $750.5 million.

The foregoing table assumes a prepayment of term loans is not required on December 31, 2002, and does not give effect to up to $85 million in additional term loans that we may borrow under the uncommitted incremental tranche B facility permitted under the amendment to the credit facilities.

In addition, we are required to make annual mandatory prepayments of the term loans under the credit facilities within 90 days following the end of each year in an amount equal to the amount by which 100% of excess cash flow for such year ( or 50% of excess cash flow if our leverage ratio at the end of such year is less than or equal to 4 to 1) exceeds the aggregate amount of voluntary prepayments made since the last excess cash flow payment, subject to the amount of voluntary prepayments made since the last excess cash flow payment, subject to certain adjustments. In addition, the term loan facilities are subject to mandatory prepayments in an amount equal to (a) 100% of the net cash proceeds of equity and debt issuances by us or any of our subsidiaries, in each case subject to certain exceptions.

The interest expense and scheduled principal payments on our borrowings effect our future liquidity requirements. We expect that cash flows from operating activities and available borrowings under our revolving credit facility of $100 million available under the credit agreement will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. These risks include, but are not limited to: general economic and business conditions, particularly an economic downturn; industry trends; increases in our leverage; interest rate increases; changes in our ownership structure; raw material costs and availability, particularly resin; competition; the loss of any of our significant customers; changes in the demand for our products; new technologies; changes in distribution channels or competitive conditions in the markets or countries in which we operate; costs of integrating any future acquisitions; loss of our intellectual property rights; foreign currency fluctuations and devaluations and political instability in our foreign markets; changes in our business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; and increases in the cost of compliance with laws and regulations, including environmental laws and regulations. Each of these risks and certain other uncertainties are discussed in more detail in the 2001 10-K and in our Registration Statement on Form S-4 (file no. 333-86532), as amended, filed with the Securities and Exchange Commission. There may be other factors, including those discussed elsewhere in this report, that may cause our actual results to differ materially from the forward-looking statements. Any forward-looking statements should be considered in light of these factors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various interest rate and resin price risks that arise in the normal course of business. We finance our operations with borrowings comprised primarily of variable rate indebtedness. We enter into interest rate collar and swap agreements to manage interest rate market risks and commodity collar agreements to manage resin market risks. Our raw material costs are comprised primarily of resins. Significant increases in interest rates or the price of resins could adversely affect our operating margins, results of operations and ability to service our indebtedness. An increase of 1% in interest rates payable on our variable rate indebtedness would increase our annual interest expense by approximately $3.0 million, after accounting for the effect of our interest rate hedge agreements.

As a result of the mandatory redemption features, as of March 31, 2002, the carrying value of the Preferred Stock has been increased by $1.7 million to reflect the accumulated accretion towards the $131.0 million redemption value at May 31, 2011, excluding accumulated dividends. As of March 31, 2002, we have accrued dividends of approximately $31.9 million, which is included as part of the liquidation value of the Preferred Stock.

                          PART II. OTHER INFORMATION




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


      (a)      The following exhibits are filed with this report.

      4.1 Indenture, dated as of April 10, 2002, among Pliant Corporation, the Note Guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.4 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-86532)).

      4.2 Exchange and Registration Rights Agreement, dated as of April 10, 2002, among Pliant Corporation, the Note Guarantors party thereto, and J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc., as Initial Purchasers (incorporated by reference to Exhibit 4.7 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-86532)).

      10.1 Amendment No. 3, dated as of April 2, 2002, to the Credit Agreement dated as of September 30, 1997, as amended and restated as of May 31, 2000 (incorporated by reference to Exhibit 10.15 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-86532)).

      (b) No report on Form 8-K was filed during the quarter for which this report is filed. On April 8, 2002 subsequent to the end of the quarter, we filed a report on Form 8-K to report the sale of $100 million aggregate principal amount of 13% Senior Subordinated Notes due 2010.

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




Date:   May 3, 2002