Form 10-Q
period 2002-06-30
PLIANT CORP
filed 2002-08-06
CIK 1049442

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    --------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2002

                                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ___________ to __________


                        Commission file number 333-40067


                               PLIANT CORPORATION
             (Exact name of registrant as specified in its charter)


             Utah                                            87-0496065
-------------------------------                         --------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On August 6, 2002, there were 596,634 outstanding shares of the registrant's Common Stock.

================================================================================

                       PLIANT CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                           PAGE
                                                                          ------
PART I. FINANCIAL INFORMATION

       ITEM 1. FINANCIAL STATEMENTS

          CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2002 AND
          DECEMBER 31, 2001                                                  3

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
          AND SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001                 4

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX
          MONTHS ENDED JUNE 30, 2002 AND 2001                                5

          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS'
          EQUITY(DEFICIT) FOR THE SIX MONTHS ENDED JUNE 30, 2002             6

          NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS           7

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS                                  27

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
       RISK                                                                 37

PART II. OTHER INFORMATION

       ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                    37

       ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                             38

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2002 AND DECEMBER 31, 2001 (DOLLARS IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------




                                                                                     June 30,    December 31,
                                                                                       2002         2001
                                                                                    ---------    ------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                      $  12,081     $   4,818
     Receivables, net of allowances of $3,594 and $2,438, respectively                134,634       125,436
     Inventories                                                                      105,060        83,948
     Prepaid expenses and other                                                           974         3,026
     Income taxes receivable                                                              549           985
     Deferred income taxes                                                              5,727         2,563
                                                                                    ---------     ---------

         Total current assets                                                         259,025       220,776

PROPERTY, PLANT AND EQUIPMENT, net                                                    370,514       369,324

GOODWILL                                                                              214,640       204,425

INTANGIBLE ASSETS, net                                                                 25,187        26,774

OTHER ASSETS                                                                           32,475        30,384
                                                                                    ---------     ---------

TOTAL ASSETS                                                                        $ 901,841     $ 851,683
                                                                                    =========     =========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Current portion of long-term debt                                              $   8,280     $  17,767
     Trade accounts payable                                                           116,514       101,508
     Accrued liabilities                                                               48,964        43,097
                                                                                    ---------     ---------

         Total current liabilities                                                    173,758       162,372

LONG-TERM DEBT, net of current portion                                                733,448       695,556

OTHER LIABILITIES                                                                      21,640        18,944

DEFERRED INCOME TAXES                                                                  28,234        26,156
                                                                                    ---------     ---------

         Total liabilities                                                            957,080       903,028
                                                                                    ---------     ---------

MINORITY INTEREST                                                                         197           271
                                                                                    ---------     ---------
REDEEMABLE PREFERRED STOCK - 200,000 shares authorized, 130,983 shares outstanding and designated as Series A, no par value, with a redemption and
     liquidation value of $1,000 per share                                            138,096       126,149

REDEEMABLE COMMON STOCK - no par value; 60,000 shares authorized; 53,996 shares outstanding, net of related stockholders' notes receivable
         of $13,239 at June 30, 2002 and $12,720 at December 31, 2001                  16,259        16,778
                                                                                    ---------     ---------
                   Total redeemable stock                                             154,355       142,927
                                                                                    ---------     ---------
STOCKHOLDERS' DEFICIT:
     Common stock - no par value; 10,000,000 shares authorized 542,431 shares
         Outstanding at June 30, 2002 and 542,571 at December 31, 2001                103,376       103,362
     Warrants                                                                          38,676        38,715
     Accumulated deficit                                                             (338,411)     (326,356)
     Stockholders' notes receivable                                                      (637)         (616)
     Accumulated other comprehensive income/(loss)                                    (12,795)       (9,648)
                                                                                    ---------     ---------

         Total stockholders' deficit                                                 (209,791)     (194,543)
                                                                                    ---------     ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                         $ 901,841     $ 851,683
                                                                                    =========     =========

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------

                                                   Three Months Ended           Six Months Ended
                                                        June 30,                    June 30,
                                                 -----------------------     -----------------------
                                                    2002         2001          2002          2001
                                                 ---------     ---------     ---------     ---------

NET SALES                                        $ 217,880     $ 203,569     $ 427,963     $ 406,228

COST OF SALES                                      176,016       163,912       340,520       324,608
                                                 ---------     ---------     ---------     ---------

   Gross profit                                     41,864        39,657        87,443        81,620
                                                 ---------     ---------     ---------     ---------

OPERATING EXPENSES:
   Sales, general, and administrative               22,960        26,738        43,662        46,832
   Research and development                          2,268         2,479         4,378         4,883
   Stock-based compensation related to
       Administrative employees                       --            --            --           7,033
   Plant closing costs                                 876          --           2,722          --
                                                 ---------     ---------     ---------     ---------

       Total operating expenses                     26,104        29,217        50,762        58,748
                                                 ---------     ---------     ---------     ---------

OPERATING INCOME                                    15,760        10,440        36,681        22,872

INTEREST EXPENSE                                   (19,090)      (19,065)      (35,945)      (39,425)

OTHER INCOME  - Net                                    527         4,877           979         5,772
                                                 ---------     ---------     ---------     ---------


   INCOME (LOSS) BEFORE INCOME TAXES                (2,803)       (3,748)        1,715       (10,781)

INCOME TAX PROVISION (BENEFIT)                         (86)          456         1,856        (1,853)
                                                 ---------     ---------     ---------     ---------

NET LOSS                                         $  (2,717)    $  (4,204)    $    (141)    $  (8,928)
                                                 =========     =========     =========     =========



See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX  MONTHS ENDED JUNE 30, 2002 AND 2001 (IN THOUSANDS) (UNAUDITED)
-------------------------------------------------------------------------------


                                                                           2002         2001
                                                                           ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net  loss                                                           $   (141)    $ (8,928)
     Adjustments to reconcile net loss to net cash
       provided by operating activities:
         Depreciation and amortization                                     22,917       21,727
         Deferred income taxes                                             (1,555)      (3,413)
         Stock-based compensation related to administrative employees        --          7,033
         (Gain)/loss on disposal of assets                                    (72)        (353)
         Changes in assets and liabilities:
              Receivables                                                  (2,673)      (8,223)
              Inventories                                                 (12,900)       2,262
              Prepaid expenses and other                                    2,225       (1,220)
              Intangible assets and other assets                           (1,920)         835
              Trade accounts payable                                        9,846       (2,399)
              Income taxes payable                                            905         (209)
              Accrued liabilities                                           1,992        4,325
              Other liabilities                                             2,630        2,072
              Other                                                          (606)        --
                                                                         --------     --------
                  Net cash provided by operating activities                20,648       13,509

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of assets                                            --          7,914
     Capital expenditures for plant and equipment                         (21,966)     (29,087)
     Purchase of Decora net of cash                                       (20,578)
                                                                         --------     --------
                  Net cash used in investing activities                   (42,544)     (21,173)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of stock and net change
       in related stockholders' notes receivables                              47           45
     Net borrowings/principal payments on long-term debt                   28,405        7,968
                                                                         --------     --------

                  Net cash provided by financing activities                28,452        8,013

EFFECT OF EXCHANGE RATE CHANGES ON CASH
     AND CASH EQUIVALENTS                                                     707       (1,118)
                                                                         --------     --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        7,263         (769)
                                                                         --------     --------

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD                          4,818        3,060
                                                                         --------     --------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD                             $ 12,081     $  2,291
                                                                         --------     --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Cash paid (received) during the period for:
         Interest                                                        $ 22,172     $ 32,791
         Income taxes                                                    $  1,692     $ (1,617)
         Other non-cash disclosure:
         Preferred  stock dividends accrued but not paid                 $ 11,281     $  7,719

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED JUNE  30, 2002   (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------


                                                                                                           ACCUMULATED
                                                                                            STOCKHOLDERS'     OTHER
                                           COMMON STOCK                       ACCUMULATED       NOTES     COMPREHENSIVE
                                        SHARES      AMOUNT       WARRANTS       DEFICIT      RECEIVABLE   INCOME/(LOSS)   TOTAL
                                        ------      ------       --------       -------      ----------   -------------   -----

BALANCE, DECEMBER 31, 2001                 543     $ 103,362     $  38,715     $(326,356)    $    (616)    $  (9,648)    $(194,543)

Net loss                                  --            --            --            (141)         --            --            (141)

Fair value change in interest
rate derivatives classified as
cash flow hedges                          --            --            --            --            --          (2,068)       (2,068)


Issuance of common stock to
   management for warrants                --              39           (39)         --            --            --            --


Preferred stock dividend and
    accretion                             --            --            --         (11,914)         --            --         (11,914)


Purchase of stock by directors            --             100          --                                                       100


Repurchase of common stock                  (1)         (125)         --                                        --            (125)


Amortization of discount on
    stockholder's note receivable         --            --            --            --             (21)         --             (21)

Foreign currency translation
    adjustment                            --            --            --            --            --          (1,079)       (1,079)
                                     ---------     ---------     ---------     ---------     ---------     ---------     ---------

BALANCE, JUNE 30, 2002                     542     $ 103,376     $  38,676     $(338,411)    $    (637)    $ (12,795)    $(209,791)
                                     ---------     ---------     ---------     ---------     ---------     ---------     ---------

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared, without audit, in accordance with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. The information reflects all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows of Pliant Corporation and its subsidiaries ("Pliant" or the "Company") as of the dates and for the periods presented. Results of operations for the period ended June 30, 2002 are not necessarily indicative of results of operations to be expected for the full fiscal year.

     Certain information in footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and the Company's Registration Statement on Form S-4 (File No. 333-86532), as amended. Certain reclassifications have been made to the condensed consolidated financial statements for the three and six months ended June 30, 2001 for comparative purposes.


2.   INVENTORIES

     Inventories are valued at the lower of cost (using the first-in, first-out method) or market value. Inventories as of June 30, 2002 and December 31, 2001 consisted of the following (in thousands):

                                   June 30,        December 31,
                                     2002              2001
                                   ---------       -----------

           Finished goods            $56,060           $50,738
           Raw materials              40,499            27,499
           Work-in-process             8,501             5,711
                                       -----             -----

           Total                    $105,060           $83,948
                                    ========           =======



3.   PLANT CLOSING COSTS, OFFICE CLOSING COSTS AND WORKFORCE REDUCTION

     PLANT CLOSING COSTS -- During 2000, we approved and announced a strategic initiative to cease operations at our Dallas, Texas; Birmingham, Alabama; and Harrington, Delaware facilities. These facilities represent a portion of our Design, Industrial and Specialty Films segments, respectively. The intent of this initiative was to maximize the capacity of other Company owned facilities by moving the production from these locations to plants that were not operating at capacity. As a result of this strategic initiative, we recorded a pre-tax charge of $19.6 million for plant closing costs during the year ended December 31, 2000. Of the $19.6 million, $13.8 million represented a reserve for impaired plant and equipment, $5.0 million represented a charge for severance costs and $0.8 million represented a charge for other closure costs and inventory write-offs. The major actions relating to the exit of these facilities included closing each of the respective facilities, disposal of the related equipment of each facility and termination of the employees of the respective facilities. As of December 31, 2000, we had completed our closure of our Dallas facility. In addition, we completed the closure of our Birmingham facility during the second quarter of 2001.

     During the third quarter of 2001, we analyzed the economics of closing our Harrington facility in light of changes in customer demand and our recent acquisition of Uniplast. These changes, together with the movement of a production line from our Birmingham plant, have significantly improved the profitability of the Harrington plant. As a result, we revised our plans to close that facility. During the first six months of 2001, $1.1 million was incurred to downsize the Harrington facility. The remaining balance of the plant closure costs of $7.6 million accrued in 2000 was credited to plant closing costs during the third quarter of 2001.

     The following is a summary of the key elements of the 2000 exit plan, excluding Harrington as management revised their closure plans for that facility in 2001 (dollars in thousands):


                                            DALLAS  BIRMINGHAM     TOTAL
                                            ------  ----------     -----
Number of employees to be terminated ..         68        105        173
Book value of property and equipment to
be ....................................    $ 1,593    $ 8,913    $10,506
  Disposed of
Estimated proceeds from disposal ......      1,200      1,749      2,949
                                           -------    -------    -------
Net write-off from disposal ...........        393      7,164      7,557
Severance costs .......................        588      2,271      2,859
Other closure costs ...................        302        225        527
                                           -------    -------    -------
Total closure costs ...................    $ 1,283    $ 9,660    $10,943
                                           =======    =======    =======


     There was no loss of any revenues or income from the closure of these facilities due to the fact that their respective sales volumes were transferred to other facilities except for the majority of the custom bag business that we exited when we closed the Dallas plant which was not material. As of June 30, 2002 the remaining reserves related to other costs are included in other accrued liabilities in the accompanying consolidated balance sheets, while the reserve for impairment of property and equipment has been recorded as a direct reduction of the net property and equipment balances. Utilization of these reserves during the six months ended June 30, 2002 is summarized below (in thousands):
                                                UTILIZED
                                  BALANCE   -----------------            BALANCE
                                  12/31/01  NON-CASH    CASH   REVERSAL  6/30/02
                                  --------  --------    ----   --------  -------

Property and equipment reserves    $2,556    $ --      $ --              $2,556
Severance costs ...............      --        --        --                --
Other costs ...................       233      --         219                14
                                   ------    ------    ------            ------
Total .........................    $2,789    $ --      $  219    $       $2,570
                                   ======    ======    ======    ====    ======

     As of June 30, 2002, all of the expected employee terminations had been completed at our Dallas and Birmingham facilities, respectively. As of June 30, 2002, all planned employee terminations had been completed at the Harrington facility. There were no reserves remaining for the Harrington facility closure as of December 31, 2001.

     As a part of the July 2001 acquisition of Uniplast Holdings, Inc., the Company approved a plan to close three Uniplast production facilities and reduce the sales and administrative personnel. As of December 31, 2001 the closure of the production plants and reduction of sales and administrative personnel were complete. Severance costs associated with this plan of $3.0 million were accrued as a part of the cost of the acquisition. The cost of relocating production lines to existing Company locations is expensed to plant closing costs as incurred. The Company incurred approximately $3.0 million for these relocation costs during the fourth quarter of 2001. During the three and six months ended June 30, 2002 the Company incurred relocation costs of approximately $0.9 million and $2.7 million, respectively.

     OFFICE CLOSING COSTS AND WORKFORCE REDUCTION -- During the fourth quarter of 2000, we approved and announced a cost saving initiative resulting in a Company-wide workforce reduction, relocation of the corporate office from Salt Lake City, Utah to the Chicago, Illinois area and closure of the Dallas, Texas divisional office. As a result of this initiative we recorded a pre-tax charge of $7.1 million, which was included as part of Selling, General and Administrative expenses in the consolidated statements of operations for the year ended December 31, 2000. The major actions relating to this initiative included a reduction in workforce due to consolidation of duties, and closing the offices in Dallas, Texas and Salt Lake City, Utah. We completed the workforce reduction of 52 employees and the closure of the office in Dallas, Texas during the first quarter of 2001, as well as the Salt Lake City office closure during the second quarter of 2001. The following is a summary of the key elements of this plan (dollars in thousands):

                              WORKFORCE  RELOCATION OF      CLOSURE OF
                              REDUCTION  CORPORATE OFFICE  DALLAS OFFICE  TOTAL

      Number of employees ..        52        36                 2            90
      Leasehold improvements              $1,000                          $1,000
      Severance cost .......    $2,940     2,352            $   21         5,313
      Other costs related to
      leases ...............                 721                82           803
                                ------    ------            ------        ------
      Total cost ...........    $2,940    $4,073            $  103        $7,116
                                ======    ======            ======        ======

     As of June 30, 2002, the remaining reserves related to severance costs and other costs related to leases. These reserves are included in other accrued liabilities in the accompanying consolidated balance sheets, while the reserve for impairment related to leasehold improvements has been recorded as a reduction of the net property and equipment balance. In the fourth quarter of 2001, an additional $0.9 million was accrued to revise the estimate of future non-cancelable lease costs in excess of income from subleasing. Utilization of these reserves during the six months ended June 30, 2002 is summarized below (in thousands):


                                             UTILIZED
                               BALANCE   -----------------  ADDITIONAL  BALANCE
                               12/31/01  NON-CASH    CASH      ACCRUAL  6/30/02
                               --------  --------    ----   ----------  -------

Leasehold improvements ......   $ --      $  --      $ --      $--      $ --
Severance cost ..............      128       --          78     --          50
Other costs related to leases    1,136       --         404     --         732
                                ------    -------    ------    -----    ------
Total cost ..................   $1,264    $  --      $  482    $--      $  782
                                ======    =======    ======    =====    ======

     As of June 30, 2002, all of the expected employee terminations had been completed in connection with the workforce reduction and the closure of the Dallas office and all but one of the expected employee terminations had been completed in connection with the closure of the Salt Lake City corporate office.

4.   COMPREHENSIVE INCOME/(LOSS)

     Other comprehensive losses for the three and six months ended June 30, 2002 were $8.7 million and $3.3 million, respectively. Other comprehensive losses for the three and six months ended June 30, 2001 were $1.7 million and $8.6 million, respectively. The components of other comprehensive income/(loss) are net income, the change in cumulative unrealized losses on derivatives recorded in accordance with Statement of Financial Accounting Standards No. 133 and foreign currency translation.


5.   STOCK OPTION PLANS

     During the six months ended June 30, 2002 options to purchase 11,615 shares were granted. During the six months ended June 30, 2002 options to purchase 2,680 shares were cancelled due to employee terminations.


6.   LONG-TERM DEBT

     Effective April 2, 2002, we entered into an amendment of our credit facilities to, among other things, permit the offering of $100 million aggregate principal amount of our 13% Senior Subordinated Notes due 2010 (the "2002 Notes"). The amendment also adjusted certain financial covenants, including the leverage and interest coverage ratios and the permitted amount of capital expenditures. The amendment also allows us to borrow additional term loans in an aggregate principal amount of up to $85 million under an uncommitted incremental Tranche B facility, the proceeds of which may be used to finance certain permitted acquisitions, if any, completed prior to March 31, 2003. We incurred an amendment fee of $1.3 million in connection with the amendment. We also incurred approximately $0.5 million of legal and administrative expenses in connection with negotiating the amendment.

     On April 10, 2002 we completed the private offering of the 2002 Notes at an issue premium of $3.75 million. The total cost of issuance was approximately $5.0 million. We used approximately $93.3 million of the net proceeds from the issuance of the 2002 Notes to repay indebtedness under our credit facilities, including a repayment of approximately $63.3 million on our revolving credit facility and a $30 million repayment on our term loans. Our credit facilities limit the use of the remaining net proceeds to repayments on our credit facilities or certain permitted acquisitions. The facility also required that we repay, on December 31, 2002, additional term loans in the amount by which $18 million exceeds the amount we invest in certain acquisitions. Due to the completion of the Decora acquisition on May 20, 2002, there is no requirement to repay additional term debt on December 31, 2002 (See Note 8). In May 2002, we completed an exchange offer, pursuant to which we exchanged all of the 2002 Notes for notes registered under the Securities Act of 1933.

Long-term debt as of June 30, 2002 and December 31, 2001 consisted of the following (in thousands):


                                                               6/30/2002    12/31/2001
                                                               ---------    ----------

Credit Facilities:
 Revolver, variable interest, 6.25% as of June 30, 2002 ...    $    --       $  39,511
 Tranche A and B term loans, variable interest at a
  weighted average rate of 6.4% as of June 30,2002 ........      429,200       463,800
Senior subordinated notes, interest at 13.0% (net of
 original  issue discount and warrants being amortized of
 $12,330) .................................................      207,670       207,253
Senior subordinated notes, interest at 13.0% (including the
premium on issue being  amortized of $3,752) ..............      103,752
Obligations under capital leases ..........................        1,106         2,090
Insurance financing, interest at 6.1% as of Dec 31, 2001 ..         --             588
Other financing ...........................................         --              81

                     Total ................................      741,728       713,323
Less current portion ......................................       (8,280)      (17,767)
                                                               ---------    ----------

Long-term portion .........................................    $ 733,448     $ 695,556
                                                               =========     =========


7.   INCOME TAXES

     For the six months ended June 30, 2002 the income tax expense was $1.9 million or 108% of income before income taxes as compared to an income tax benefit of $1.9 million or 17% of loss before income taxes for the six months ended June 30, 2001. For the three months ended June 30, 2002, the income tax benefit was $0.1 million or 3% of loss before income taxes as compared to an income tax expense of $0.5 million on loss before income taxes of $3.7 million for the three months ended June 30, 2001. The reason for the significant variance in the effective income tax rate is principally due to the change in the mix between US and foreign taxable income. The effective rate for foreign income taxes is substantially higher than the effective rate for income taxes in the US.

8.   ACQUISITIONS

     In May 2002, we acquired substantially all of the assets and assumed certain liabilities of Decora Industries, Inc. and its operating subsidiary, Decora Incorporated (collectively, "Decora"), a New York based manufacturer and reseller of printed, plastic films, including plastic films and other consumer products sold under the Con-Tact(R) brand name. Our purchase of Decora's assets was approved by the United States Bankruptcy Court. The purchase price was approximately $18 million. The purchase price was negotiated with the creditors committee and was paid in cash using borrowings from our existing revolving credit facility. The assets purchased consist of one plant and related equipment used by Decora primarily to print, laminate and convert films into adhesive shelf liner. Over the next several months we intend to close the plant and commence manufacturing these products at plants in Mexico and Danville, Kentucky. This purchase expands our product base to a new market. In addition we expect to realize substantial synergies in raw material costs, freight costs and administrative expenses. In addition to the purchase price of $18 million we have accrued $2.7 million of liabilities related to acquisition costs and severance payments. Results of operations from the date of acquisition is included in the consolidated statements of operations for the periods ended June 30, 2002.

     The aggregate purchase price of $20.7 million, including accrued liabilities related to acquisition costs and severance payments, has been allocated on a preliminary basis to assets and liabilities. This allocation is preliminary pending final fixed asset and intangible asset valuations. The preliminary allocation is as follows (dollars in millions):

             Current Assets                    $  15.8

             Property Plant and Equipment          5.0

             Goodwill and Intangible assets        6.2

             Current Liabilities                  (6.3)
                                               -------
              Total  Purchase Price            $  20.7
                                               =======

     The pro forma results of operations for the three and six months ended June 30, 2002 and 2001 (assuming that the Decora acquisition had occurred on January 1, 2002) are as follows (dollars in thousands):



                          THREE MONTHS ENDED               SIX MONTHS ENDED
                          ------------------               ----------------
                               JUNE 30,                        JUNE 30,
                               --------                        --------
                         2002              2001           2002           2001
                         ----              ----           ----           ----

Net Sales              $223,200          $217,151       $443,205       $430,481

Net Income/(loss)        (2,966)           (6,350)        (9,340)       (85,446)


     These pro forma results reflect certain non-recurring items. The net income reflects the write down of goodwill and long-lived assets and reorganization costs related to the bankruptcy that are considered non-recurring. The write-down of goodwill and long-lived assets was $6.6 million (pre-tax) for the three and six months ended June 30, 2002. Net income/loss for the six months ended June 30, 2001 reflects $12.8 million (pre-tax basis) for the loss of a discontinued operation and $57.7 million (pre-tax basis) for the write-down of goodwill. The reorganization items were $0.2 million and $0.6 million for the three and six months ended June 30, 2002, respectively. The reorganization items were $0.5 million and $1.7 million for the three and six months ended June 30, 2001, respectively. The effective income tax rate for pre-acquisition results of operations of Decora was 0% due to the net operating losses and valuation allowances.

9.   OPERATING SEGMENTS

     Operating segments are components of our business for which separate financial information is available that is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing performance. This information is reported on the basis that it is used internally for evaluating segment performance.

     We have three reportable operating segments: design products, industrial films and specialty films. The design products segment produces printed rollstock, bags and sheets used to package products in the food and other industries. The recently purchased Decora business is included in the design products segment. The industrial films segment produces stretch films, used for industrial unitizing and containerization, and PVC films, used to wrap meat, cheese and produce. The specialty films segment produces converter films that are sold to other flexible packaging manufacturers for additional fabrication, barrier films that contain and protect food and other products, and other films used in the personal care, medical, agriculture and horticulture industries. Disclosures for each product line within operating segments are not required because amounts of segment profits and segment total assets are impracticable to obtain.

     Sales and transfers between our segments are eliminated in consolidation. We evaluate performance of the operating segments based on profit or loss before income taxes, not including plant closing costs and other nonrecurring gains or losses. Our reportable segments are managed separately with separate management teams, because each segment has differing products, customer requirements, technology and marketing strategies. Segment profit or loss and segment assets as of and for the three months ended June 30, 2002 and 2001 are presented in the following table (in thousands):

                                 SPECIALTY     DESIGN      INDUSTRIAL    CORPORATE/
                                  FILMS       PRODUCTS       FILMS         OTHER         TOTAL

JUNE 30, 2002
Net sales to customers           $  95,306    $  57,133    $  65,441     $    --       $ 217,880
Intersegment sales                   2,788        1,426        2,344        (6,558)         --
                                 ---------    ---------    ---------     ---------     ---------
Total net sales                     98,094       58,559       67,785        (6,558)      217,880
Depreciation and amortization
                                     3,547        2,935        2,032         3,060        11,574
Interest expense                         5          385          134        18,566        19,090
Segment profit (loss)               19,413        6,055       12,583       (40,854)       (2,803)
Segment total assets               456,705      213,121      153,382        78,633       901,841
Capital expenditures                 5,018        2,669        2,480         1,324        11,491

JUNE 30, 2001
Net sales to customers              87,933       55,513       60,123          --         203,569
Intersegment sales                   1,864        1,062        1,339        (4,265)         --
                                 ---------    ---------    ---------     ---------     ---------
Total net sales                     89,797       56,575       61,462        (4,265)      203,569
Depreciation and amortization
                                     2,958        2,862        1,937         3,881        11,638
Interest expense                         6          846          (29)       18,242        19,065
Segment profit (loss)               20,030       11,659        9,444       (44,881)       (3,748)
Segment total assets               404,416      185,568      122,582        75,663       788,229
Capital expenditures                 5,377        3,786        1,861         2,753        13,777

     Segment profit or loss and segment assets as of and for the six months ended June 30, 2002 and 2001 are presented in the following table (in thousands):


                                 SPECIALTY     DESIGN     INDUSTRIAL     CORPORATE/
                                   FILMS      PRODUCTS      FILMS          OTHER         TOTAL

JUNE 30, 2002
Net sales to customers           $ 196,161    $ 105,991    $ 125,811     $    --       $ 427,963
Intersegment sales                   4,408        2,162        4,691       (11,261)         --
                                 ---------    ---------    ---------     ---------     ---------
Total net sales                    200,569      108,153      130,502       (11,261)      427,963
Depreciation and amortization        7,225        5,553        4,008         6,131        22,917
Interest expense                        10          879          258        34,798        35,945
Segment profit (loss)               42,235       12,778       25,076       (78,374)        1,715
Capital expenditures                 9,565        4,770        5,165         2,466        21,966


JUNE 30, 2001
Net sales to customers             175,626      108,882      121,720          --         406,228
Intersegment sales                   4,133        3,066        2,878       (10,077)         --
                                 ---------    ---------    ---------     ---------     ---------
Total net sales                    179,759      111,948      124,598       (10,077)      406,228
Depreciation and amortization        5,751        5,371        3,913         6,692        21,727
Interest expense                        12        1,733          (58)       37,738        39,425
Segment profit (loss)               38,796       20,879       20,463       (90,919)      (10,781)
Capital expenditures                12,779        8,011        4,499         3,798        29,087

     A reconciliation of the totals reported for the operating segments to our totals reported in the consolidated condensed financial statements is as follows (in thousands):

                                                   Three months ended
                                                        JUNE 30,
                                                        --------
                                                   2002         2001
                                                   ----         ----
    PROFIT OR LOSS

Total segment profit for reportable segments     $ 38,051     $ 41,133
                                                 --------     --------

Plant closing costs                                  (876)        --
Unallocated amounts
  Corporate expenses                              (21,412)     (26,639)
  Interest expense                                (18,566)     (18,242)
                                                 --------     --------
     Total corporate/other                        (40,854)     (44,881)
                                                 --------     --------

Income (loss) before taxes                       $ (2,803)    $ (3,748)
                                                 ========     ========

     A reconciliation of the totals reported for the operating segments to our totals reported in the consolidated condensed financial statements is as follows (in thousands):

                                                             Six months ended
                                                                 JUNE 30,
                                                                 --------
                                                            2002         2001
                                                            ----         ----
PROFIT OR LOSS

Total segment profit for reportable segments              $ 80,089     $ 80,138
                                                          --------     --------
Stock-based compensation related to administrative
  employees                                                   --         (7,033)

Plant closing costs                                         (2,722)        --
Unallocated amounts
  Corporate expenses                                       (40,854)     (46,148)
  Interest expense                                         (34,798)     (37,738)
                                                          --------     --------
     Total corporate/other                                 (78,374)     (90,919)
                                                          --------     --------
Income (loss) before taxes                                $  1,715     $(10,781)
                                                          ========     ========


                                                          June 30,     June 30,
                                                            2002         2001
                                                            ----         ----

ASSETS
    Total assets for reportable segments                  $823,644     $712,566
    Intangible assets not allocated to segments               --         14,200
    Other unallocated assets                                78,197       61,463
                                                          --------     --------
          Total consolidated assets                       $901,841     $788,229
                                                          ========     ========




10.  NEW ACCOUNTING STANDARDS

     In July, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001, clarifies the recognition of intangible assets separately from goodwill and requires that unallocated negative goodwill be written off immediately as an extraordinary gain. SFAS No. 142, which was effective for fiscal years beginning after December 15, 2001, requires that ratable amortization of goodwill be replaced with periodic tests of goodwill impairment and that intangible assets, other than goodwill, which have determinable useful lives, be amortized over their useful lives. As required by SFAS 142, the Company stopped amortizing goodwill effective January 1, 2002. The Company has evaluated, with the assistance of an independent consultant, any possible impairment of goodwill under SFAS 142 guidelines. Based on this evaluation the Company has determined that there is no impairment of the Company's goodwill.

     We have three reporting segments, Specialty Films, Design Products, and Industrial Films, all of which have goodwill. The changes in the carrying value of goodwill for the six months ended June 30, 2002 was as follows (in thousands):

                                    SPECIALTY   DESIGN    INDUSTRIAL
                                    ---------   ------    ----------
                                      FILMS    PRODUCTS     FILMS      TOTAL
                                      -----    --------     -----      -----

Balance as of December 31, 2001     $163,300   $ 23,086    $ 18,039   $204,425
Goodwill acquired during the year      1,049      6,739       2,427     10,215
                                    --------   --------    --------   --------
Balance as of June 30, 2002          164,349   $ 29,825    $ 20,466   $214,640


     The changes to Goodwill in the six months ended June 30, 2002 relate to the Decora acquisition and adjustments related to the Uniplast acquisition.

     Following is a reconciliation of net income between the amounts reported in the three and six months ended June 30, 2001 and the adjusted amounts reflecting these new accounting rules (in thousands):


                                              Three Months     Six Months
                                                 Ended           Ended
                                             June 30, 2001   June 30, 2001

    Net income/(loss):
        Reported net income/(loss)              $(4,204)       $(8,928)
        Goodwill amortization                     1,914          3,180
                                                -------        -------
        Adjusted net income/(loss)              $(2,290)       $(5,748)

     According to SFAS 142, other intangible assets will continue to be amortized over their useful lives. During the quarter ended June 30, 2002 we assigned values to the intangibles in our three operating segments.


                                                  Gross
                                                 Carrying      Accumulated
                                                  VALUE        AMORTIZATION
                                                  -----        ------------

        Amortized  intangible assets:
            Customer Lists                       $14,400         $   (720)
            Other                                 33,755          (22,248)

                                                 ------------------------
                Total                            $48,155         $(22,968)
                                                 ------------------------


     The amortization schedule for the next 5 years on the intangible assets included above is as follows (in thousands):

                       Six months ending 12/31/02           $1,820
                       Year Ending 12/31/03                  3,373
                       Year Ending 12/31/04                  2,995
                       Year Ending 12/31/05                  2,995
                       Year Ending 12/31/06                  2,995

11.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The following condensed consolidating financial statements present, in separate columns, financial information for (i) Pliant (on a parent only basis), with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries (as specified in the Indenture, dated May 31, 2000 (the "2000 Indenture"), relating to Pliant's $220 million senior subordinated notes due 2010 (the "2000 Notes") and the Indenture, dated April 10, 2002 (the "2002 Indenture" and, together with the 2000 Indenture, the "Indentures"), relating to Pliant's $100 million senior subordinated notes due 2010 (the "2002 Notes" and, together with the 2000 Notes, the "Notes")) on a combined basis, with any investments in non-guarantor subsidiaries specified in the Indentures recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for Pliant and its subsidiaries on a consolidated basis, and (v) Pliant on a consolidated basis, in each case as of June 30, 2002 and December 31, 2001 and for the three and six month periods ended June 30, 2002 and 2001. The Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary and each guarantor subsidiary is wholly owned, directly or indirectly, by Pliant. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to Pliant except from our Alliant joint venture. The condensed consolidating financial statements are presented herein, rather than separate financial statements for each of the guarantor subsidiaries because management believes that separate financial statements relating to the guarantor subsidiaries are not material to investors.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2002 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------


                                                          Pliant      Combined       Combined                   Consolidated
                                                       Corporation    Guarantor    Non-Guarantor                   Pliant
                                                      (Parent Only)  Subsidiaries  Subsidiaries  Eliminations   Corporation
                                                      -------------  ------------  ------------  ------------   -----------

ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                            $   9,180     $     790     $   2,111     $    --       $  12,081
   Receivables, net                                        95,109        16,932        22,593          --         134,634
   Inventories                                             77,263        16,187        11,610          --         105,060
   Prepaid expenses and other                                 (60)          554           480          --             974
   Income taxes receivable                                     31           345           173          --             549
   Deferred income taxes                                    8,508          (765)       (2,016)         --           5,727
                                                        ---------     ---------     ---------     ---------     ---------
      Total current assets                                190,031        34,043        34,951          --         259,025
PLANT AND EQUIPMENT, net                                  299,756        23,004        47,754          --         370,514
GOODWILL, net                                             195,946         2,122        16,572          --         214,640
INTANGIBLE ASSETS, net                                     23,613         1,339           235          --          25,187
INVESTMENT IN SUBSIDIARIES                                 70,447          --            --         (70,447)         --
OTHER ASSETS                                               29,135           368         2,972          --          32,475
                                                        ---------     ---------     ---------     ---------     ---------
TOTAL ASSETS                                            $ 808,928     $  60,876     $ 102,484     $ (70,447)    $ 901,841
                                                        =========     =========     =========     =========     =========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
   Current portion of long-term debt                    $   8,280     $    --       $    --       $    --       $   8,280
    Trade accounts payable                                 91,534         9,256        15,724          --         116,514
   Accrued liabilities                                     39,798         3,080         6,086          --          48,964
   Due to (from) affiliates                               (23,501)       23,876          (375)         --            --
                                                        ---------     ---------     ---------     ---------     ---------
      Total current liabilities                           116,111        36,212        21,435          --         173,758
LONG-TERM DEBT, net of current portion                    706,481          --          26,967          --         733,448
OTHER LIABILITIES                                          19,901            31         1,708          --          21,640
DEFERRED INCOME TAXES                                      21,771         3,799         2,664          --          28,234
                                                        ---------     ---------     ---------     ---------     ---------
      Total liabilities                                   864,264        40,042        52,774          --         957,080
                                                        ---------     ---------     ---------     ---------     ---------
MINORITY INTEREST ......................                     --            --             197          --             197
REDEEMABLE STOCK:
    Preferred stock ....................                  138,096          --            --            --         138,096
    Common stock .......................                   16,259          --            --            --          16,259
                                                        ---------     ---------     ---------     ---------     ---------
REDEEMABLE STOCK .......................                  154,355          --            --            --         154,355
                                                        ---------     ---------     ---------     ---------     ---------
STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock                                           103,376        14,020        29,240       (43,260)      103,376
   Warrants                                                38,676          --            --            --          38,676
   Retained earnings (accumulated deficit)               (338,311)        6,825        26,440       (33,365)     (338,411)
   Stockholders' note receivable                             (637)         --            --            --            (637)
   Accumulated other comprehensive income (loss)          (12,795)          (11)       (6,167)        6,178       (12,795)
                                                        ---------     ---------     ---------     ---------     ---------
         Total stockholders' equity (deficit)            (209,691)       20,834        49,513       (70,447)     (209,791)
                                                        ---------     ---------     ---------     ---------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)    $ 808,928     $  60,876     $ 102,484     $ (70,447)    $ 901,841
                                                        ---------     ---------     ---------     ---------     ---------

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2001(IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------


                                                          Pliant      Combined       Combined                   Consolidated
                                                       Corporation    Guarantor    Non-Guarantor                   Pliant
                                                      (Parent Only)  Subsidiaries  Subsidiaries  Eliminations   Corporation
                                                      -------------  ------------  ------------  ------------   -----------


ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                            $    --       $     967     $   3,851     $    --       $   4,818
   Receivables, net                                        94,163         7,321        23,952          --         125,436
   Inventories                                             65,135         9,087         9,726          --          83,948
   Prepaid expenses and other                               1,856           398           772          --           3,026
   Income taxes receivable                                    361             7           617          --             985
   Deferred income taxes                                    4,670          (314)       (1,793)         --           2,563
                                                        ---------     ---------     ---------     ---------     ---------
      Total current assets                                166,185        17,466        37,125          --         220,776
PLANT AND EQUIPMENT, net                                  293,628        26,386        49,310          --         369,324
GOODWILL, net                                             185,807         2,122        16,496          --         204,425
INTANGIBLE ASSETS, net                                     25,139         1,506           129          --          26,774
INVESTMENT IN SUBSIDIARIES                                 62,837          --            --         (62,837)         --
OTHER ASSETS                                               27,188           182         3,014          --          30,384
                                                        ---------     ---------     ---------     ---------     ---------
TOTAL ASSETS                                            $ 760,784     $  47,662     $ 106,074     $ (62,837)    $ 851,683
                                                        =========     =========     =========     =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
   Current portion of long-term debt                    $  17,767     $    --       $    --       $    --       $  17,767
    Trade accounts payable                                 81,099         4,678        15,731          --         101,508
   Accrued liabilities                                     36,541         1,703         4,853          --          43,097
   Due to (from) affiliates                               (24,978)       22,147         2,831          --            --
                                                        ---------     ---------     ---------     ---------     ---------
      Total current liabilities                           110,429        28,528        23,415          --         162,372
LONG-TERM DEBT, net of current portion                    662,556          --          33,000          --         695,556
OTHER LIABILITIES                                          17,411          --           1,533          --          18,944
DEFERRED INCOME TAXES                                      22,108         1,625         2,423          --          26,156
                                                        ---------     ---------     ---------     ---------     ---------
      Total liabilities                                   812,504        30,153        60,371          --         903,028
                                                        ---------     ---------     ---------     ---------     ---------
MINORITY INTEREST .......................                    (104)         --             375          --             271
REDEEMABLE STOCK:
    Preferred stock .....................                 126,149          --            --            --         126,149
    Common stock ........................                  16,778          --            --            --          16,778
                                                        ---------     ---------     ---------     ---------     ---------
REDEEMABLE STOCK ........................                 142,927          --            --            --         142,927
                                                        ---------     ---------     ---------     ---------     ---------
STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock                                           103,362        14,020        29,616       (43,636)      103,362
   Warrants                                                38,715          --            --            --          38,715
   Retained earnings (accumulated deficit)               (326,356)        3,500        21,215       (24,715)     (326,356)
   Stockholders' note receivable                             (616)         --            --            --            (616)
   Accumulated other comprehensive income (loss)           (9,648)          (11)       (5,503)        5,514        (9,648)
                                                        ---------     ---------     ---------     ---------     ---------
         Total stockholders' equity (deficit)            (194,543)       17,509        45,328       (62,837)     (194,543)
                                                        ---------     ---------     ---------     ---------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)    $ 760,784     $  47,662     $ 106,074     $ (62,837)    $ 851,683
                                                        ---------     ---------     ---------     ---------     ---------

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE THREE MONTHS ENDED JUNE 30, 2002(IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------

                                         Pliant      Combined       Combined                   Consolidated
                                      Corporation    Guarantor    Non-Guarantor                   Pliant
                                     (Parent Only)  Subsidiaries  Subsidiaries  Eliminations   Corporation
                                     -------------  ------------  ------------  ------------   -----------



NET SALES                             $ 171,709     $  18,796     $  33,933     $  (6,558)    $ 217,880
COST OF SALES                           139,886        15,074        27,614        (6,558)      176,016
                                      ---------     ---------     ---------     ---------     ---------

GROSS PROFIT                             31,823         3,722         6,319          --          41,864
OPERATING EXPENSES                       21,789         1,545         2,770          --          26,104
                                      ---------     ---------     ---------     ---------     ---------

OPERATING INCOME                         10,034         2,177         3,549          --          15,760
INTEREST EXPENSE                        (18,571)         --            (519)         --         (19,090)
EQUITY IN EARNINGS OF SUBSIDIARIES        4,902          --            --          (4,902)         --
OTHER INCOME  (EXPENSE), Net               (575)           (8)        1,110          --             527
                                      ---------     ---------     ---------     ---------     ---------

INCOME (LOSS) BEFORE INCOME TAXES        (4,210)        2,169         4,140        (4,902)       (2,803)
INCOME TAX PROVISION (BENEFIT)           (1,593)         --           1,507          --             (86)
                                      ---------     ---------     ---------     ---------     ---------

NET INCOME (LOSS)                     $  (2,617)    $   2,169     $   2,633     $  (4,902)    $  (2,717)
                                      =========     =========     =========     =========     =========

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE THREE MONTHS ENDED JUNE 30, 2001(IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------

                                         Pliant      Combined       Combined                   Consolidated
                                      Corporation    Guarantor    Non-Guarantor                   Pliant
                                     (Parent Only)  Subsidiaries  Subsidiaries  Eliminations   Corporation
                                     -------------  ------------  ------------  ------------   -----------


NET SALES                             $ 169,986     $   8,856     $  28,992     $  (4,265)     $ 203,569
COST OF SALES                           137,033         7,805        23,339        (4,265)       163,912
                                      ---------     ---------     ---------     ---------      ---------

 GROSS PROFIT                            32,953         1,051         5,653          --           39,657
OPERATING EXPENSES                       26,434            90         2,693          --           29,217
                                      ---------     ---------     ---------     ---------      ---------

OPERATING INCOME (LOSS)                   6,519           961         2,960          --           10,440
INTEREST EXPENSE                        (18,219)         --            (846)         --          (19,065)
EQUITY IN EARNINGS OF SUBSIDIARIES        6,340          --            --          (6,340)          --
OTHER INCOME (EXPENSE), Net                 703         4,444          (270)         --            4,877
                                      ---------     ---------     ---------     ---------      ---------

INCOME (LOSS) BEFORE INCOME TAXES        (4,657)        5,405         1,844        (6,340)        (3,748)
INCOME TAX PROVISION (BENEFIT)             (453)         --             909          --              456
                                      ---------     ---------     ---------     ---------      ---------

NET INCOME (LOSS)                     $  (4,204)    $   5,405     $     935     $  (6,340)     $  (4,204)
                                      =========     =========     =========     =========      =========

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE SIX MONTHS ENDED JUNE 30, 2002(IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------

                                         Pliant      Combined       Combined                   Consolidated
                                      Corporation    Guarantor    Non-Guarantor                   Pliant
                                     (Parent Only)  Subsidiaries  Subsidiaries  Eliminations   Corporation
                                     -------------  ------------  ------------  ------------   -----------


NET SALES                             $ 341,746     $  29,535     $  67,943     $ (11,261)     $ 427,963
COST OF SALES                           273,222        24,576        53,983       (11,261)       340,520
                                      ---------     ---------     ---------     ---------      ---------

GROSS PROFIT                             68,524         4,959        13,960          --           87,443
OPERATING EXPENSES                       42,983         1,629         6,150          --           50,762
                                      ---------     ---------     ---------     ---------      ---------

OPERATING INCOME                         25,541         3,330         7,810          --           36,681
INTEREST EXPENSE                        (34,808)         --          (1,137)         --          (35,945)
EQUITY IN EARNINGS OF SUBSIDIARIES        8,650          --            --          (8,650)          --
OTHER INCOME , Net                         (561)           (5)        1,545          --              979
                                      ---------     ---------     ---------     ---------      ---------

INCOME (LOSS) BEFORE INCOME TAXES        (1,178)        3,325         8,218        (8,650)         1,715
INCOME TAX PROVISION (BENEFIT)           (1,137)         --           2,993          --            1,856
                                      ---------     ---------     ---------     ---------      ---------

NET INCOME (LOSS)                     $     (41)    $   3,325     $   5,225     $  (8,650)     $    (141)
                                      =========     =========     =========     =========      =========

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE SIX MONTHS ENDED JUNE 30, 2001(IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------

                                         Pliant      Combined       Combined                   Consolidated
                                      Corporation    Guarantor    Non-Guarantor                   Pliant
                                     (Parent Only)  Subsidiaries  Subsidiaries  Eliminations   Corporation
                                     -------------  ------------  ------------  ------------   -----------


NET SALES                             $ 340,924     $  18,415     $  56,966     $ (10,077)     $ 406,228
COST OF SALES                           274,259        15,693        44,733       (10,077)       324,608
                                      ---------     ---------     ---------     ---------      ---------

 GROSS PROFIT                            66,665         2,722        12,233          --           81,620
OPERATING EXPENSES                       53,293           180         5,275          --           58,748
                                      ---------     ---------     ---------     ---------      ---------

OPERATING INCOME (LOSS)                  13,372         2,542         6,958          --           22,872
INTEREST EXPENSE                        (37,689)         --          (1,736)         --          (39,425)
EQUITY IN EARNINGS OF SUBSIDIARIES       10,213          --            --         (10,213)          --
OTHER INCOME (EXPENSE), Net               1,121         4,609            42          --            5,772
                                      ---------     ---------     ---------     ---------      ---------

INCOME(LOSS) BEFORE INCOME TAXES        (12,983)        7,151         5,264       (10,213)       (10,781)
INCOME TAX PROVISION (BENEFIT)           (4,055)         --           2,202          --           (1,853)
                                      ---------     ---------     ---------     ---------      ---------

NET INCOME (LOSS)                     $  (8,928)    $   7,151     $   3,062     $ (10,213)     $  (8,928)
                                      =========     =========     =========     =========      =========

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2002(IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------


                                                      Pliant       Combined       Combined                   Consolidated
                                                    Corporation    Guarantor    Non-Guarantor                   Pliant
                                                   (Parent Only)  Subsidiaries  Subsidiaries  Eliminations   Corporation
                                                   -------------  ------------  ------------  ------------   -----------


CASH FLOWS PROVIDED BY (USED IN)
     OPERATING ACTIVITIES                            $  7,458     $  5,644        $  7,546          --       $ 20,648
                                                     --------     --------        --------     ---------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of assets                          --           --              --            --           --
   Transfers between segments                          (9,116)       9,762            (646)         --           --
   Decora Acquisition                                  (6,209)     (14,369)           --            --        (20,578)
   Capital expenditures for plant and equipment       (17,592)      (2,400)         (1,974)         --        (21,966)
                                                     --------     --------        --------     ---------     --------
        Net cash (used in) provided by investing
                activities                            (32,917)      (7,007)         (2,620)         --        (42,544)
                                                     --------     --------        --------     ---------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Receipt/payment of dividends                          --           --              --            --           --
   Net proceeds from issuance of common stock and
     net change in related stockholders' notes
     receivables                                           47                                                      47
   Borrowings on  long-term debt                       34,438         --            (6,033)         --         28,405
                                                     --------     --------        --------     ---------     --------
     Net cash provided by financing
     activities                                        34,485         --            (6,033)         --         28,452
                                                     --------     --------        --------     ---------     --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
   EQUIVALENTS                                            154        1,186            (633)         --            707
                                                     --------     --------        --------     ---------     --------

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                9,180         (177)         (1,740)         --          7,263

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE
   PERIOD                                                --            967           3,851          --          4,818
                                                     --------     --------        --------     ---------     --------

CASH AND CASH EQUIVALENTS AT
    END OF THE PERIOD                                $  9,180     $    790        $  2,111     $    --       $ 12,081
                                                     ========     ========        ========     =========     ========

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2001(IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------

                                                      Pliant       Combined       Combined                   Consolidated
                                                    Corporation    Guarantor    Non-Guarantor                   Pliant
                                                   (Parent Only)  Subsidiaries  Subsidiaries  Eliminations   Corporation
                                                   -------------  ------------  ------------  ------------   -----------


CASH FLOWS PROVIDED BY
     OPERATING ACTIVITIES                             $ 16,123     $ (1,960)    $   (654)      $      --     $ 13,509
                                                      --------     --------     --------       -----------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of assets                         2,966        4,948         --                --        7,914
   Capital expenditures for plant and equipment        (25,261)      (2,135)      (1,691)             --      (29,087)
                                                      --------     --------     --------       -----------   --------
       Net cash (used in)provided by investing
         activities                                    (22,295)       2,813       (1,691)             --      (21,173)
                                                      --------     --------     --------       -----------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Receipt / payment of dividends                          150         --           (150)                        --
   Net proceeds from issuance of  common stock and
     net change in related stockholders' notes
     receivable                                             45         --           --                             45
   Borrowings on long-term debt                          6,749         --          1,219              --        7,968
                                                      --------     --------     --------       -----------   --------
     Net cash provided by/(used in) financing
     activities                                          6,944         --          1,069              --        8,013
                                                      --------     --------     --------       -----------   --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
   EQUIVALENTS                                          (1,231)        (798)         911              --       (1,118)
                                                      --------     --------     --------       -----------   --------


NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                  (459)          55         (365)             --         (769)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE
   PERIOD                                                  459           10        2,591              --        3,060
                                                      --------     --------     --------       -----------   --------

CASH AND CASH EQUIVALENTS AT
    END OF THE PERIOD                                 $   --       $     65     $  2,226       $      --     $  2,291
                                                      ========     ========     ========       ===========   ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 10-K") and our Registration Statement on Form S-4 (file No. 333-86532), as amended. This section contains certain forward-looking statements within the meaning of federal securities laws that involve risks and uncertainties, including statements regarding our plans, objectives, goals, strategies and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under "Cautionary Statement for Forward-Looking Information" below and elsewhere in this report.

GENERAL

We generate our revenues, earnings and cash flows from the sale of film and flexible packaging products throughout the world. We manufacture these products at 27 facilities located in North America, South and Central America, Europe and Australia. Our sales have grown primarily as a result of strategic acquisitions made over the past several years, increased levels of production at acquired facilities, return on capital expenditures and the overall growth in the markets for film and flexible packaging products.

In May 2002, we acquired substantially all of the assets and assumed certain liabilities of Decora Industries, Inc. and its operating subsidiary, Decora Incorporated (collectively, "Decora"), a New York based manufacturer and reseller of printed, plastic films, including plastic films and other consumer products sold under the Con-Tact(R) brand name. Our purchase of Decora's assets was approved by the the United States Bankruptcy Court. The purchase price was approximately $18 million. The purchase price was negotiated with the creditors committee and was paid in cash using borrowings from our existing revolving credit facility. The assets purchased consist of one plant and related equipment used by Decora primarily to print, laminate and convert films into adhesive shelf liner. Over the next several months we intend to close the plant and commence manufacturing these products at plants in Mexico and Danville, Kentucky. The Decora acquisition expands our product base to the market for adhesive shelf liners. In addition, we expect to realize substantial synergies that will reduce raw material costs, freight costs and administrative expenses associated with Decora's operations. In addition to the purchase price of $18 million, we have accrued $2.7 million of liabilities related to acquisition costs and severance payments.

In July 2001, we acquired 100% of the outstanding stock of Uniplast Holdings Inc., a manufacturer of multi-layer packaging films, industrial films and cast-embossed films, with operations in the United States and Canada, for approximately $56.0 million in cash and equity. In connection with the acquisition of Uniplast, we announced a plan to close three of Uniplast's six plants, move certain purchased assets to other locations and to terminate most of the sales, administration and technical employees of Uniplast. All three of these plants were closed in 2001. All three plants were sold in the first six months of 2002.

The Company expects to continue to make acquisitions as opportunities arise.

On June 10, 2002, we entered into a separation agreement with Richard P. Durham, our former Chairman and Chief Executive Officer. As of the date of the separation agreement, Mr. Durham owned 28,289 shares of common stock, 12,083 performance vested shares, 2,417 time vested shares, warrants to purchase 1,250.48 shares of common stock and 1,232 shares of preferred stock of Pliant. All of Mr.

Durham's time vested shares and 2,416 of Mr. Durham's performance vested shares had vested as of the date of the separation agreement. Pursuant to the separation agreement, Mr. Durham agreed to convert an outstanding promissory note issued as payment for a portion of his shares into two promissory notes. The first note (the "Vested Secured Note"), in the principal amount of $2,430,798, relates to Mr. Durham's time vested shares and the vested portion of his performance vested shares. The second note (the "Non-Vested Secured Note"), in the principal amount of $4,862,099, relates to the 9,667 performance vested shares which had not vested as of the date of the separation agreement. In addition to these notes, Mr. Durham has an additional outstanding promissory note (the "Additional Note"), with a principal amount of $1,637,974, relating to a portion of the shares of common stock held by Mr. Durham.

The separation agreement preserved a put option established by Mr. Durham's employment agreement with respect to his shares. For purposes of this put option, the separation agreement provides that the price per share to be paid by Pliant is $483.13 with respect to common stock, $483.13 less any exercise price with respect to warrants, and the liquidation preference with respect to preferred stock. On July 9, 2002, Mr. Durham exercised his put option with respect to 28,289 shares of common stock, 1,232 shares of preferred stock and warrants to purchase 1,250.48 shares of common stock. Restrictive covenants under our credit facilities limit the number of shares we can currently repurchase from Mr. Durham. Accordingly, we have agreed to purchase 8,204 shares from Mr. Durham for a purchase price of $3,963,599 less the outstanding amount of the Additional Note, which will be cancelled. In addition, in accordance with the separation agreement, we intend to repurchase and cancel Mr. Durham's 9,667 unvested shares in exchange for cancellation of the Non-Vested Secured Note. We expect that these repurchases will be completed in the third quarter of 2002.

In connection with Mr. Durham's resignation as Chairman and Chief Executive Officer, Jack E. Knott was appointed our Chief Executive Officer. Mr. Durham continues to serve as a member of our Board of Directors as a designee of The Christena Karen H. Durham Trust, which holds 158,917 shares, or approximately 26.6% of our outstanding common stock.

During the second quarter of 2001, we completed the implementation of a company-wide supply chain cost initiative. This initiative, which we began in the fourth quarter of 1999, focused on improving the efficiency of our operations through improvements to our procurement, logistics, planning and production processes.

During 2001, we completed the transition of our corporate headquarters from Salt Lake City, Utah to Schaumburg, Illinois, and we made certain changes in our management. During the first quarter of 2001, we incurred non-cash stock-based compensation expense of approximately $7.0 million as a result of certain modifications to our senior management employment arrangements with two executive officers.

RESULTS OF OPERATIONS

The following table sets forth net sales, operating expenses, and operating income, and such amounts as a percentage of net sales, for the three and six months ended June 30, 2002 and 2001 (dollars in millions).

                           THREE MONTHS ENDED JUNE 30             SIX MONTHS ENDED JUNE 30
                           --------------------------             ------------------------
                            2002               2001                2002               2001
                       --------------   -----------------    ----------------   -----------------
                                % OF                % OF                % OF                % of
                         $      SALES        $      SALES      $        SALES       $       SALES
                       -----    -----      -----    -----    -----      -----     -----     -----

Net Sales           $  217.9    100.0%  $  203.6    100.0%  $  428.0    100.0%  $  406.2    100.0%
Cost of sales          176.0     80.7      164.0     80.6      340.5     79.6      324.6     79.9
                       -----     ----      -----     ----      -----     ----      -----     ----
Gross profit            41.9     19.3       39.6     19.4       87.5     20.4       81.6     20.1
Total operating
expenses                26.1     12.0       29.2     14.4       50.8     11.9       58.7     14.5
                        ----     ----       ----     ----       ----     ----       ----     ----
Operating income    $   15.8      7.3%  $   10.4      5.0%  $   36.7      8.5%  $   22.9      5.6%
                      ======    =====     ======    =====     ======    =====     ======    =====

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

NET SALES

Net sales increased by $14.3 million, or 7.0%, to $217.9 million for the three months ended June 30 2002, from $203.6 million for the three months ended June 30, 2001. The increase was primarily due to a 15.1% increase in sales volume, partially offset by a 7.6% decrease in our average selling price. Excluding the effect of the Uniplast and Decora acquisitions, sales volumes increased 4.5 % during the three months ended June 30, 2002 as compared to the same period in 2001. (See Note 8 to the condensed consolidated financial statements for a discussion of the Decora acquisition). In the markets we serve, the average selling price of our products generally increases or decreases as the price of resins, our primary raw material, increases or decreases. Average resin prices in the second quarter of 2002 were lower than the average resin prices in the same period in 2001, resulting in a decrease in our average selling prices.

GROSS PROFIT

Gross profit increased by $2.3 million, or 5.8%, to $41.9 million for the second quarter of 2002, from $39.6 million for the second quarter of 2001. The Decora acquisition added $1.7 million of gross profit for the quarter ended June 30, 2002. In addition, gross profit was favorably affected by the increase in sales volumes discussed above.

TOTAL OPERATING EXPENSES

Total operating expenses decreased by $3.1 million, or 10.6%, to $26.1 million for the second quarter of 2002 from $29.2 million for the same period in 2001. Higher operating expenses for the second quarter of 2001 were primarily due to nonrecurring expenses, including $3.0 million of fees paid to consultants in connection with the Company-wide supply chain improvement initiative and $1.7 million of restructuring expenses related to office closures. The $4.7 million decrease in operating expenses attributable to these nonrecurring expenses was partially offset by $0.9 million of plant closing costs incurred during the second quarter of 2002 related primarily to the relocation of production lines from the plants acquired and closed as part of the Uniplast acquisition.

OPERATING INCOME

Operating income increased by $5.4 million, or 51.9%, to $15.8 million for the three months ended June 30, 2002 from $10.4 million for the three months ended June 30, 2001, due to the factors discussed above.

INTEREST EXPENSE

Interest expense remained relatively stable at $19.1 million for the three months ended June 30, 2002, as compared to the same period in 2001. The increase in interest expense resulting from the issuance of an additional $100 million of subordinated debt in April 2002 was offset by lower interest expense on outstanding term loans due to repayments, and lower interest rates applicable to our credit facilities due to a decrease in LIBOR.


OTHER INCOME

Other income decreased to $0.5 million for the three months ended June 30, 2002, from $4.9 million for the three months ended June 30, 2001. This decrease reflects an unusually high amount of other income for the 2001 period, which was primarily due to proceeds and assets received from a settlement with a potential customer in the second quarter of 2001.

INCOME TAX EXPENSE (BENEFIT)

We recorded an income tax benefit of $0.1 million for the second quarter of 2002 as compared to income tax expense of $0.5 million for the same period in 2001. (See Note 7 to the condensed consolidated financial statements for a discussion of the change in the effective income tax rate).


SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

NET SALES

Net sales increased by $21.8 million, or 5.3%, to $428.0 million for the six months ended June 30, 2002 from $406.2 million for the six months ended June 30, 2001. The increase was primarily due to a 14.1% increase in sales volume, partially offset by a 7.6% decrease in average selling prices. The sales volume increased principally due to the Uniplast acquisition and an increase in sales volume from the industrial films segment. Uniplast was acquired in July 2001. In the markets we serve, the average selling price of our products generally increases or decreases as the price of resins, our primary raw material, increases or decreases. Average resin prices were lower during the first six months of 2002 compared to the same period in 2001, resulting in a decrease in our average selling prices.

GROSS PROFIT

Gross profit increased by $5.9 million, or 7.2%, to $87.5 million for the six months ended June 30, 2002, from $81.6 million for the six months ended June 30, 2001. The increase was primarily due to the effect of higher sales volumes, partially offset by lower gross margins due to a change in sales mix. In addition the acquisition of Decora added $1.7 million of gross profits for the six months ended June 30, 2002.

However, within the six months ended June 30, 2002, gross profits for the second quarter decreased $3.7 million or 8% as compared to the first quarter, primarily due to the effect of recent raw material price increases partially offset by the effect of the Decora acquisition and increases in sales volumes. The effect of the raw material price increase on gross profits was approximately $5.3 million. We announced and implemented price increases to cover substantially all the raw material price increases. However, due to the competitive nature of our industry, particularly during a period when success of announced raw material price increases was uncertain, we saw a significant portion of this implementation shift to the third quarter.

TOTAL OPERATING EXPENSES

Total operating expenses decreased by $6.3 million, or 10.7%, to $52.4 million for the first six months of 2002 from $58.7 million for the six months ended June 30, 2001. Higher operating expenses for first six months of 2001 were primarily due to nonrecurring expenses, including $7 million of stock based compensation related to administrative employees, $3 million of fees paid to consultants in connection with a company-wide supply chain improvement initiative and $1.7 million of restructuring expenses related to office closures. The $11.7 million decrease in operating expenses attributable to these nonrecurring expenses was partially offset by $4.3 million of plant closing costs incurred during the first six months of 2002 related primarily to the relocation of production lines from the plants acquired and closed as part of the Uniplast acquisition.

OPERATING INCOME

Operating income increased by $13.8 million, or 60%, to $36.7 million for the six months ended June 30, 2002 from $22.9 million for the six months ended June 30, 2001, due to the factors discussed above.

INTEREST EXPENSE

Interest expense decreased by $3.5 million, or 8.8%, to $35.9 million for the six months ended June 30, 2002, from $39.4 million for the six months ended June 30, 2001. The decrease was primarily due to a decrease in LIBOR which decreases the variable interest rate applicable to our credit facilities and lower interest expense on outstanding term loans resulting from repayments. These reductions in interest were partially offset by an increase in interest expense due to the issuance of an additional $100 million of subordinated debt in April 2002.

OTHER INCOME (EXPENSE)

Other income decreased $4.8 million to $1.0 million for the six months ended June 30, 2002 from $5.8 million for the six months ended June 30, 2001. The decrease reflects an unusually high amount of other income for the 2001 period, which was primarily due to the proceeds and assets received from a settlement with a potential new customer in the second quarter of 2001.

INCOME TAX EXPENSE (BENEFIT)

Income tax expense was $1.9 million for the six months ended June 30, 2002 as compared to an income tax benefit of $1.9 million for the same period in 2001. See Note 7 to the condensed consolidated financial statements for a discussion on the change in the effective income tax rate.


OPERATING SEGMENT REVIEW

     GENERAL. Operating segments are components of our Company for which separate financial information is available that is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing performance. For more information on our operating segments see Note 9 to the unaudited condensed consolidated financial statements.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2001



SPECIALTY FILMS
---------------

     NET SALES. The net sales of our specialty films segment increased $7.4 million, or 8.4%, to $95.3 million for the three months ended June 30, 2002 from $87.9 million for the three months ended June 30, 2001. This increase was primarily due to a 13.6% increase in sales volume, partially offset by a 4.6% decrease in our average selling prices. The increased sales volume was primarily the result of the Uniplast acquisition. Selling prices decreased principally due to the effects of lower resin prices in the second quarter of 2002 as compared to the same period in 2001 and the acquisition of Uniplast.

     SEGMENT PROFIT. The specialty films segment profit remained relatively stable at $19.4 million for the three months ended June 30, 2002 as compared to $20.0 million for the three months ended June 30, 2001. The favorable effect of higher sales volumes was offset by the effect of lower margins due to the change in mix.

     SEGMENT TOTAL ASSETS. The specialty films segment total assets increased $52.3 million, or 12.9%, to $456.7 million as of June 30, 2002 from $404.4 million as of June 30, 2001. The increase was principally due to the acquisition of Uniplast, capital expenditures for capacity expansions and changes to the reserve for plant closing cost, partially offset by depreciation expenses. In addition, the Company allocated goodwill and intangible assets to the operating segments under SFAS 142.

DESIGN PRODUCTS
---------------

     NET SALES. The net sales of our design products segment increased $1.6 million, or 2.9%, to $57.1 million for the three months ended June 30, 2002 from $55.5 million for the three months ended June 30, 2001. Sales volumes increased
1.9 % and average selling prices decreased 1% . Sales volumes and prices were favorably affected by the acquisition of the Decora business in May 2002. Excluding the effects of Decora, the sales volumes decreased 4.1% and selling prices decreased 5.4%. Selling prices decreased principally due to the effects of lower resin prices in the second quarter of 2002 as compared to the same period in 2001.

     SEGMENT PROFIT. The design products segment profit decreased $5.6 million, to $6.1 million for the three months ended June 30, 2002 from $11.7 million for the three months ended June 30, 2001. This decrease was primarily due to unusually high segment profits in the second quarter of 2001 due to a substantial settlement from a potential customer, partially offset by the favorable effect of the Decora acquisition.

     SEGMENT TOTAL ASSETS. The design products segment total assets increased $27.5 million, or 14.8%, to $213.1 million as of June 30, 2002 from $185.6 million as of June 30, 2001. This increase was principally due to the addition of assets from the Decora acquisition. In addition, the Company allocated goodwill and intangible assets to the operating segments under SFAS 142.

INDUSTRIAL FILMS
----------------

     NET SALES. The net sales in our industrial films segment increased $5.3 million, or 8.8%, to $65.4 million for the three months ended June 30, 2002 from $60.1 million for the three months ended June 30, 2001. This increase was principally due to a 22.7% increase in sales volumes, primarily as a result of the Uniplast acquisition, and increases in sales volume in the stretch film segment. The favorable effect of the volume increase was partially offset by lower selling prices. Selling prices decreased 12.8% principally due lower resin prices and a change in sales mix.

     SEGMENT PROFIT. The industrial films segment profit increased $3.1 million, or 33%, to $12.6 million for the three months ended June 30, 2002 from $9.4 million for the three months ended June 30, 2001. This increase was principally due to the effect of higher sales volumes discussed above, partially offset by the effect of lower margins due to the change in sales mix.

     SEGMENT TOTAL ASSETS. The industrial films segment total assets increased $30.8 million, or 25.1%, to $153.4 million as of June 30, 2002 from $122.6 million as of June 30, 2002. This increase was principally due to the addition of assets from the Uniplast acquisition and to capital expenditures for maintenance of business which were partially offset by depreciation expenses. In addition, the Company allocated goodwill and intangible assets to the operating segments under SFAS 142.

UNALLOCATED CORPORATE EXPENSES
------------------------------

Unallocated corporate expenses decreased $5.2 million, or 19.6%, to $21.4 million for the three months ended June 30, 2002 from $26.6 million for the three months ended June 30, 2001, principally due to a $3.0 million reduction in fees paid to consultants relating to a company-wide supply chain improvement initiative. In addition, the unallocated corporate expenses for the three months ended June 30, 2001 included $1.7 million of plant and office closing costs.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2001

SPECIALTY FILMS
---------------

     NET SALES. The net sales of our specialty films segment increased $20.6 million, or 11.7%, to $196.2 million for the six months ended June 30, 2002 from $175.6 million for the six months ended June 30, 2001. This increase was primarily due to a 16.1% increase in sales volume partially offset by a 3.8% decrease in our average selling prices. The increased sales volume was primarily as a result of the Uniplast acquisition. Selling prices decreased principally due to the effects of lower resin prices in the second quarter of 2002 as compared to the same period in 2001.

     SEGMENT PROFIT. The specialty films segment profit increased $3.4 million, 8.8%, to $42.2 million for the six months ended June 30, 2002 from $38.8 million for the six months ended June 30, 2001. The increase was primarily due to the increase in sales discussed above including the effect of the Uniplast acquisition. Margins for the six months ended June 30, 2002 remained relatively stable as compared to the same period in 2001.


DESIGN PRODUCTS
---------------

     NET SALES. The net sales of our design products segment decreased $2.9 million, or 2.7%, to $106.0 million for the six months ended June 30, 2002 from $108.9 million for the six months ended June 30, 2001. This decrease was primarily due to a 6.8% decrease in our average selling prices (excluding the effect of the Decora business), partially offset by the incremental sales volumes. The increase in sales volumes was primarily due to the Decora acquisition. Selling prices decreased principally due to the effects of lower resin prices in the first half of 2002 as compared to the same period in 2001.

     SEGMENT PROFIT. The design products segment profit decreased $8.1 million, or 38.8%, to $12.8 million for the six months ended June 30, 2002 from $20.9 million for the six months ended June 30, 2001. This decrease was primarily due to unusually high segment profits in the six months ended June 30, 2001 due to a settlement from a potential customer, partially offset by the favorable effect of the Decora acquisition.

INDUSTRIAL FILMS
----------------

     NET SALES.The net sales in our industrial films segment increased $4.1 million, or 3.4%, to $125.8 million for the six months ended June, 2002 from $121.7 million for the six months ended June 30, 2001. This increase was due to a 18.8% increase in sales volumes primarily as a result of the Uniplast acquisition and growth in the stretch business due to increased market share, partially offset by a 13.0% decrease in selling prices. Selling prices decreased principally due to the effects of a decrease in resin prices and a change in sales mix.

     SEGMENT PROFIT. The industrial films segment profit increased $4.6 million, or 22.4%, to $25.1 million for the six months ended June 30, 2002 from $20.5 million for the six months ended June 30, 2001. This increase was principally due to the effect of higher sales volume discussed above partially offset by a decrease in margins resulting principally from a change in sales mix.

UNALLOCATED CORPORATE EXPENSES
------------------------------

Unallocated corporate expenses decreased $5.3 million, or 11.5%, to $40.9 million for the six months ended June 30, 2002 from $46.2 million for the six months ended June 30, 2001, principally due to a $3.0 million reduction in fees paid to consultants relating to a company-wide supply chain improvement initiative. In addition, the unallocated corporate expenses for the six months ended June 30, 2001 included $2.9 million of plant and office closing costs.

LIQUIDITY AND CAPITAL RESOURCES


NET CASH PROVIDED BY OPERATING ACTIVITIES

Net cash provided by operating activities was $20.6 million for the six months ended June 30, 2002, an increase of $7.1 million, or 52.6%, from the same period in 2001. This increase was principally due to improved operating results and changes in working capital items as compared to the six months ended June 30, 2001.


NET CASH USED IN INVESTING ACTIVITIES

Net cash used in investing activities was $42.5 million for the six months ended June 30, 2002, as compared to $21.2 million for the same period in 2001. The increase in net cash used in investing activities was principally due to the acquisition of Decora for $20.6 million net of cash, partially offset by a decrease in capital expenditures. Capital expenditures were $21.9 million and $29.1 million for the six month periods ended June 30, 2002 and 2001, respectively. Capital expenditures in both periods were primarily for major expansion projects in all of our product lines. We expect capital expenditures to be approximately $4 million higher for the remaining half of 2002 principally due to the capital expenditures for the relocation of the Decora production. In 2001, we received $7.9 million as part of a sale-leaseback transaction of newly-acquired machinery and equipment.


NET CASH PROVIDED BY FINANCING ACTIVITIES

Net cash provided by financing activities was $28.5 million for the six months ended June 30, 2002, compared to $8.0 million for the same period in 2001. The activity for 2002 included the effects of the issuance of the $100 million aggregate principal amount of 13% Senior Subordinated Notes due 2010 (the "2002 Notes") and repayment of term loans discussed under "Liquidity" below.


LIQUIDITY

As of June 30, 2002, we had $12.1 million in cash and cash equivalents and approximately $85.3 million of working capital and approximately $92.5 million available under our $100.0 million revolving credit facility. We had $7.5 million of letters of credit issued, which reduces the amount available for borrowings under our revolving credit facility. As of June 30, 2002, the debt under our credit facilities bore interest at a weighted average rate of 6.4% including the effect of interest rate derivative agreements.

Effective April 2, 2002, we entered into an amendment of our credit facilities to, among other things, permit the offering of the 2002 Notes. The amendment also adjusted certain financial covenants, including the leverage and interest coverage ratios and the permitted amount of capital expenditures. The amendment also allows us to borrow additional term loans in an aggregate principal amount of up to $85 million under an uncommitted incremental Tranche B facility, the proceeds of which may be used to finance certain permitted acquisitions, if any, completed prior to March 31, 2003. We incurred an amendment fee of $1.3 million in connection with the amendment. We also incurred approximately $0.5 million of legal and administrative expenses in connection with negotiating the amendment.

On April 10, 2002 we completed the private offering of the 2002 Notes. We used approximately $93.3 million of the net proceeds from the issuance of the Notes to repay indebtedness under our credit facilities, including a repayment of approximately $63.3 million on our revolving credit facility and a $30 million repayment on our term loans. Our credit facilities limit the use of the remaining net proceeds to repayments on our credit facilities or certain permitted acquisitions. We were required to repay, on December 31, 2002, additional term loans in the amount by which $18 million exceeds the amount we invest in certain acquisitions. Due to the completion of the Decora acquisition on May 20, 2002, there is no requirement to repay additional term debt on December 31, 2002. In May 2002 we completed an exchange offer, pursuant to which we exchanged the 2002 Notes for notes registered under the Securities Act of 1933.

The following table sets forth the scheduled principal payments on the credit facilities, the $220 million principal amount Senior Subordinated Notes issued in May 2000 (the "2000 Notes") and the 2002 Notes :

YEAR          PRINCIPAL PAYMENT
-------------------------------
2002          $     80,620
2003            19,776,331
2004            51,678,479
2005            60,921,875
2006            34,380,964
Thereafter     574,889,595


The foregoing table does not give effect to up to $85 million in additional term loans that we may borrow under the uncommitted incremental tranche B facility permitted under the amendment to the credit facilities.

In addition, we are required to make annual mandatory prepayments of the term loans under the credit facilities within 90 days following the end of each year in an amount equal to the amount by which 100% of excess cash flow for such year (or 50% of excess cash flow if our leverage ratio at the end of such year is less than or equal to 4 to 1) exceeds the aggregate amount of voluntary prepayments made since the last excess cash flow payment, subject to the amount of voluntary prepayments made since the last excess cash flow payment, subject to certain adjustments. In addition, the term loan facilities are subject to mandatory prepayments in an amount equal to (a) 100% of the net cash proceeds of equity and debt issuances by us or any of our subsidiaries, and (b) 100% of the net cash proceeds of asset sales or other dispositions of property by us or any of our subsidiaries, in each case subject to certain exceptions.

The interest expense and scheduled principal payments on our borrowings affect our future liquidity requirements. We expect that cash flows from operating activities and available borrowings under our revolving credit facility of $100 million under the credit agreement will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements. In addition, given our current sales forecast and expected price increases, we believe that we will comply with the covenants contained in our credit facilities. However, if (a) we are not able to increase prices to cover historical and future raw materials price increases,
(b) volume growth does not continue as expected, or (c) we experience any significant negative effects to the business, we may not have sufficient working capital to operate our business, to make expected capital expenditures or to meet foreseeable liquidity requirements. In addition, if any of these events occurs, and we are unable to obtain waivers or amendments to our credit facility covenants or we are unable to raise additional equity, we may not be able to comply with certain of our debt covenants, including the applicable debt to EBITDA (earnings before interest, taxes, depreciation and amortization and certain other adjustments as provided in our credit agreement) leverage ratio.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING INFORMATION

Certain information set forth in this report contains "forward-looking statements" within the meaning of the federal securities laws. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends, and other information that is not historical information. When used in this report, the words "estimates," "expects," "anticipates," "forecasts," "plans," "intends," "believes" and variations of such words or similar expressions are intended to identify forward-looking statements. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by us or on our behalf, are also expressly qualified by these cautionary statements.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. These risks include, but are not limited to: general economic and business conditions, particularly an economic downturn; industry trends; increases in our leverage; interest rate increases; changes in our ownership structure; raw material costs and availability, particularly resin; competition; the loss of any of our significant customers; changes in the demand for our products; new technologies; changes in distribution channels or competitive conditions in the markets or countries in which we operate; costs of integrating any recent or future acquisitions; loss of our intellectual property rights; foreign currency fluctuations and devaluations and political instability in our foreign markets; changes in our business strategy or development plans;

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

As a result of the mandatory redemption features, as of June 30, 2002, the carrying value of our outstanding preferred stock has been increased by $2.0 million to reflect the accumulated accretion towards the $131.0 million redemption value at May 31, 2011, excluding accumulated dividends. As of June 30, 2002, we have accrued dividends of approximately $37.6 million, which is included as part of the liquidation value of the Preferred Stock.



                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

     We issued options to purchase up to 11,615 shares of our common stock to 74 of our employees on May 31, 2002 in exchange for services. We issued these options under our 2000 Stock Incentive Plan at an exercise price of $483.13 per share, which was the fair market value of our common stock on the date of grant. One-quarter of these options will vest on each of December 31, 2002, 2003, 2004 and 2005 if the market value of our common stock reaches specified levels on or before these dates. Any options that remain unvested will vest in full on December 31, 2009 if the option holder is still our employee on this date. These options expire ten years from the date of grant. We believe that the issuance of these options was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof or Regulation D thereunder because this issuance did not involve a public offering or sale. No underwriters, brokers or finders were involved in this transaction.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)    The following exhibits are filed with this report.

     10.1 Separation Agreement dated as of June 10, 2002 between Richard P. Durham and Pliant Corporation.
     99.1 Certification pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     99.2 Certification pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) During the quarter ended June 30, 2002, we filed four Current Reports on Form 8-K. We filed a report on Form 8-K dated April
            18, 2002 to report the sale of $100 million aggregate principal amount of 13% Senior Subordinated Notes due 2010. We filed a report on Form 8-K dated May 8, 2002 to report the change of our auditors. We filed a report on Form 8-K dated May 28, 2002 to report the Decora acquisition, and we filed a report on Form 8-K dated June 17, 2002 to report the appointment of a new Chief Executive Officer. Subsequent to the end of the quarter, on August 5, 2002, we filed an amendment to our report on Form 8-K dated May 28, 2002 to include financial information relating to the Decora acquisition.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PLIANT CORPORATION



                              /s/ Brian E. Johnson
                              ---------------------------------------------
                              BRIAN E. JOHNSON
                              Executive Vice President and
                              Chief Financial Officer
                              (Authorized Signatory and
                              Principal Financial and Accounting Officer)




Date: August 6, 2002

                                INDEX TO EXHIBITS

       Exhibits

         10.1     Separation Agreement dated as of June 10, 2002 between Richard
                  P. Durham and Pliant Corporation.
         99.1 Certification pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
         99.2 Certification pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.