Form 10-Q/A
period 2002-06-30
PLIANT CORP
filed 2002-08-07
CIK 1049442

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    --------

                                  FORM 10-Q/A

                                    --------

                                AMENDMENT NO. 1
(Mark One)

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

                                EXPLANATORY NOTE

     Pliant Corporation is filing this Amendment No. 1 on Form 10-Q/A to correct a typographical error on page 5 of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. Specifically, this amendment changes the figure in the "2002" column of the line item "SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION: Cash paid (received) during the period for: Interest" in the CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 20, 2002 AND 2001 from "22,172" to "31,140," which figure is in thousands of dollars. This change does not affect any other information in the 10-Q or any information that Pliant has otherwise reported. For convenience, this amendment contains the entire 10-Q, as corrected.

                                    --------


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

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX  MONTHS ENDED JUNE 30, 2002 AND 2001 (IN THOUSANDS) (UNAUDITED)
-------------------------------------------------------------------------------


                                                                           2002         2001
                                                                           ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net  loss                                                           $   (141)    $ (8,928)
     Adjustments to reconcile net loss to net cash
       provided by operating activities:
         Depreciation and amortization                                     22,917       21,727
         Deferred income taxes                                             (1,555)      (3,413)
         Stock-based compensation related to administrative employees        --          7,033
         (Gain)/loss on disposal of assets                                    (72)        (353)
         Changes in assets and liabilities:
              Receivables                                                  (2,673)      (8,223)
              Inventories                                                 (12,900)       2,262
              Prepaid expenses and other                                    2,225       (1,220)
              Intangible assets and other assets                           (1,920)         835
              Trade accounts payable                                        9,846       (2,399)
              Income taxes payable                                            905         (209)
              Accrued liabilities                                           1,992        4,325
              Other liabilities                                             2,630        2,072
              Other                                                          (606)        --
                                                                         --------     --------
                  Net cash provided by operating activities                20,648       13,509

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of assets                                            --          7,914
     Capital expenditures for plant and equipment                         (21,966)     (29,087)
     Purchase of Decora net of cash                                       (20,578)
                                                                         --------     --------
                  Net cash used in investing activities                   (42,544)     (21,173)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of stock and net change
       in related stockholders' notes receivables                              47           45
     Net borrowings/principal payments on long-term debt                   28,405        7,968
                                                                         --------     --------

                  Net cash provided by financing activities                28,452        8,013

EFFECT OF EXCHANGE RATE CHANGES ON CASH
     AND CASH EQUIVALENTS                                                     707       (1,118)
                                                                         --------     --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        7,263         (769)
                                                                         --------     --------

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD                          4,818        3,060
                                                                         --------     --------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD                             $ 12,081     $  2,291
                                                                         --------     --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Cash paid (received) during the period for:
         Interest                                                        $ 31,140     $ 32,791
         Income taxes                                                    $  1,692     $ (1,617)
         Other non-cash disclosure:
         Preferred  stock dividends accrued but not paid                 $ 11,281     $  7,719

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED JUNE  30, 2002   (IN THOUSANDS) (UNAUDITED)
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




Date: August 7, 2002

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