Form 10-Q
period 2002-09-30
PLIANT CORP
filed 2002-11-14
CIK 1049442

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                              to

Commission file number 333-40067

PLIANT CORPORATION
(Exact name of registrant as specified in its charter)

Utah	87-0496065
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes     X     No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On November 13, 2002, there were 578,763 outstanding shares of the registrant’s Common Stock.

PLIANT CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001 (DOLLARS IN THOUSANDS) (UNAUDITED)

	September 30, 2002	December 31, 2001
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$320	$4,818
Receivables, net of allowances of $4,141 and $2,438, respectively	134,580	125,436
Inventories	94,773	83,948
Prepaid expenses and other	3,501	3,026
Income taxes receivable	922	985
Deferred income taxes	10,914	2,563

Total current assets	245,010	220,776

PROPERTY, PLANT AND EQUIPMENT, net	352,213	369,324

GOODWILL	208,678	204,425

INTANGIBLE ASSETS, net	30,211	26,774

OTHER ASSETS	36,212	30,384

TOTAL ASSETS	$872,324	$851,683

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Current portion of long-term debt	$4,089	$17,767
Trade accounts payable	102,527	101,508
Accrued interest	28,983	10,392
Accrued liabilities	48,233	32,705

Total current liabilities	183,832	162,372

LONG-TERM DEBT, net of current portion	705,861	695,556

OTHER LIABILITIES	22,604	18,944

DEFERRED INCOME TAXES	30,136	26,156

Total liabilities	942,433	903,028

MINORITY INTEREST	280	271

REDEEMABLE PREFERRED STOCK – 200,000 shares authorized, 130,973 shares outstanding and designated as Series A, no par value, with a redemption and liquidation value of $1,000 per share	144,353	126,149
REDEEMABLE COMMON STOCK – no par value; 60,000 shares authorized; 53,996 shares outstanding, net of related stockholders’ notes receivable of $13,247 at September 30, 2002 and $12,720 at December 31, 2001	16,251	16,778

Total redeemable stock	160,604	142,927

STOCKHOLDERS’ DEFICIT:
Common stock – no par value; 10,000,000 shares authorized 542,638 shares Outstanding at September 30, 2002 and 542,571 at December 31, 2001	103,376	103,362
Warrants	38,676	38,715
Accumulated deficit	(352,142)	(326,356)
Stockholders’ notes receivable	(649)	(616)
Accumulated other comprehensive income/(loss)	(20,254)	(9,648)

Total stockholders’ deficit	(230,993)	(194,543)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$872,324	$851,683

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (IN THOUSANDS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

NET SALES	$230,613	$220,350	$658,576	$626,578

COST OF SALES	190,740	174,541	531,120	500,345

Gross profit	39,873	45,809	127,456	126,233

OPERATING EXPENSES:
Sales, general, and administrative	22,876	20,636	63,191	64,216
Research and development	1,949	1,779	6,327	5,466
Stock-based compensation related to administrative employees	—	—	—	7,033
Restructuring costs	5,760	(6,167)	11,969	(2,915)

Total operating expenses	30,585	16,248	81,487	73,800

OPERATING INCOME	9,288	29,561	45,969	52,433

INTEREST EXPENSE	(19,108)	(18,877)	(55,053)	(58,302)

OTHER INCOME – Net	378	882	1,357	6,654

INCOME/(LOSS) BEFORE INCOME TAXES	(9,442)	11,566	(7,727)	785

INCOME TAX PROVISION (BENEFIT)	(1,968)	4,704	(112)	2,851

NET INCOME/(LOSS)	$(7,474)	$6,862	$(7,615)	$(2,066)

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (IN THOUSANDS) (UNAUDITED)

	2002		2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,615)		$(2,066)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	34,963		34,052
Deferred income taxes	(4,371)		(1,517)
Stock-based compensation related to administrative employees	—		7,033
(Gain)/loss on disposal of assets	(54)		(349)
Reversal of plant closing accrual	—		(7,602)
Changes in assets and liabilities:
Receivables	(2,619)		(12,742)
Inventories	(2,613)		5,969
Prepaid expenses and other Security deposit for operating lease	(302 (5,000	) )	(1,263 —)
Intangible assets and other assets	4,671		974
Trade accounts payable	(4,141)		(9,319)
Income taxes payable	468		2,149
Accrued interest	14,748		16,675
Accrued liabilities	11,248		(8,999)
Other	3,071		376

Net cash provided by operating activities	42,454		23,371

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale and leaseback of assets	15,033		7,914
Proceeds from sale of land and buildings	3,589		—
Capital expenditures for plant and equipment	(34,065)		(40,027)
Purchase of Uniplast net of cash	—		(55,531)
Purchase of Decora net of cash	(20,578)		—
Purchase of Roll-O-Sheets	(1,500)		—

Net cash used in investing activities	(37,521)		(87,644)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capitalized loan fees	(5,328)		(1,932)
Net proceeds from issuance of stock and net change in related stockholders’ notes receivables	27		47,636
Proceeds from issuance of senior subordinated notes	103,750		—
Net borrowings/principal payments on credit facilities	(107,123)		14,940
Minority investment	—		357

Net cash (used in) provided by financing activities	(8,674)		61,001

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(757)		3,978

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,498)		706

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	4,818		3,060

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$320		$3,766

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$38,953		$41,949
Income taxes	$3,790		$(1,465)
Other non-cash disclosure:
Preferred stock dividends accrued but not paid	$17,182		$12,641

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 (IN THOUSANDS) (UNAUDITED)

	Common Stock		Warrants	Accumulated Deficit	Stockholders’ Notes Receivable	Accumulated Other Comprehensive Income/(loss)	Total
	Shares	Amount

BALANCE, DECEMBER 31, 2001	543	$103,362	$38,715	$(326,356)	$(616)	$(9,648)	$(194,543)

Net loss	—	—	—	(7,615)	—	—	(7,615)

Fair value change in interest rate derivatives classified as cash flow hedges	—	—	—	—	—	(5,911)	(5,911)

Issuance of common stock to management for warrants	—	39	(39)	—	—	—	—

Preferred stock dividend and accretion	—	—	—	(18,171)	—	—	(18,171)

Purchase of stock by directors	—	100	—	—	—	—	100

Repurchase of common stock	—	(125)	—	—	—	—	(125)

Amortization of discount on stockholder’s note receivable	—	—	—	—	(33)	—	(33)

Foreign currency translation adjustment	—	—	—	—	—	(4,695)	(4,695)

BALANCE, SEPTEMBER 30, 2002	543	$103,376	$38,676	$(352,142)	$(649)	$(20,254)	$(230,993)

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.      BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared, without audit, in accordance with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. The information reflects all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows of Pliant Corporation and its subsidiaries (“Pliant” or the “Company”) as of the dates and for the periods presented. Results of operations for the period ended September 30, 2002 are not necessarily indicative of results of operations to be expected for the full fiscal year.

Certain information in footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and the Company’s Registration Statement on Form S-4 (File No. 333-86532), as amended. Certain reclassifications have been made to the condensed consolidated financial statements for the three and nine months ended September 30, 2001 for comparative purposes.

2.      INVENTORIES

Inventories are valued at the lower of cost (using the first-in, first-out method) or market value. Inventories as of September 30, 2002 and December 31, 2001 consisted of the following (in thousands):

	September 30, 2002	December 31, 2001
Finished goods	$55,943	$50,738
Raw materials	29,435	27,499
Work-in-process	9,395	5,711

Total	$94,773	$83,948

3.      RESTRUCTURING COSTS

Restructuring costs include plant closing costs (including costs related to relocation of manufacturing equipment), office closing costs and other costs related to workforce reductions.

Plant Closing Costs—During 2000, we approved and announced a strategic initiative to cease operations at our Dallas, Texas; Birmingham, Alabama; and Harrington, Delaware facilities. These facilities represented a portion of our Pliant U.S. segment. The intent of this initiative was to maximize the capacity of other Company-owned facilities by moving the production from these locations to plants that were not operating at capacity. As a result of this strategic initiative, we recorded a pre-tax charge of $19.6 million for plant closing costs during the year ended December 31, 2000. Of the $19.6 million, $13.8 million represented a reserve for impaired plant and equipment, $5.0 million represented a charge for severance costs and $0.8 million represented a charge for other closure costs and inventory write-offs. The major actions relating to the exit of these facilities included closing each facility, disposal of the related equipment of each facility and termination of the employees of each facility. As of December 31, 2000, we had completed our closure of our Dallas facility. In addition, we completed the closure of our Birmingham facility during the second quarter of 2001.

During the third quarter of 2001, we reassessed the economics of closing our Harrington facility in light of changes in customer demand and our recent acquisition of Uniplast Holdings, Inc. (“Uniplast”). These changes, together with the movement of a production line to Harrington from our Birmingham plant, improved the profitability of the Harrington plant. As a result, we revised our plans to close that facility. During the first six months of 2001, $1.1 million of expense was incurred to downsize the Harrington facility. The remaining balance of the plant closure costs of $7.6 million accrued in 2000 was credited to plant closing costs during the third quarter of 2001.

The following is a summary of the key elements of the 2000 exit plan, excluding Harrington (dollars in thousands):

	Dallas	Birmingham	Total
Number of employees to be terminated	68	105	173
Book value of property and equipment to be disposed of	$1,593	$8,913	$10,506
Estimated proceeds from disposal	1,200	1,749	2,949

Net write-off from disposal	393	7,164	7,557
Severance costs	588	2,271	2,859
Other closure costs	302	225	527

Total closure costs	$1,283	$9,660	$10,943

There was no material loss of revenues or income from the closure of these facilities due to the transfer of sales volumes to other facilities. As of September 30, 2002, the remaining reserves related to other costs are included in other accrued liabilities in the accompanying consolidated balance sheets, while the reserve for impairment of property and equipment has been recorded as a direct reduction of the net property and equipment balances. Utilization of these reserves during the nine months ended September 30, 2002 is summarized below (in thousands):

	Balance 12/31/01	Utilized			Reversal	Balance 9/30/02
		Non-Cash	Cash
Property and equipment reserves	$2,556	$—	$		$—	$2,556
Severance costs	—	—		—	—	—
Other costs	233	—		233	—	—

Total	$2,789	$—		$233	$—	$2,556

As of September 30, 2002, all of the expected employee terminations had been completed at our Dallas, Birmingham and Harrington facilities. There were no reserves remaining for the Harrington facility closure as of December 31, 2001.

As a part of the July 2001 acquisition of Uniplast, we approved a plan to close three Uniplast production facilities and to reduce Uniplast’s sales and administrative personnel. As of December 31, 2001, the closure of these three production plants and the reduction of sales and administrative personnel were complete. Severance costs associated with this plan of $3.0 million were accrued as a part of the cost of the acquisition. The cost of relocating production lines to existing Company locations is expensed to plant closing costs as incurred. We incurred approximately $3.0 million for these relocation costs during the third and fourth quarters of 2001.

2002 Update—In September 2002, we approved a plan to close our production facility in Merced, California and relocate its production lines to our plants in Toronto, Canada and Danville, Kentucky. As of September 30, 2002, we accrued $1.6 million as part of plant closing costs for the severance expenses related to the closure of the Merced facility. The cost of relocating the production lines will be expensed to plant closing costs as incurred.

In addition, we have commenced a process to consolidate our two plants in Mexico, and to move certain production capabilities from our facility in Toronto, Canada to our Barrie, Canada plant. The cost of relocating the production lines will be expensed to plant closing costs as incurred. We also incurred plant closure costs in connection with the closing of our Fort Edward, New York facility (acquired as a part of the Decora acquisition) and moving production to our facilities in Mexico and Danville, Kentucky. We also made certain production rationalizations at our Toronto, Canada plant and Calhoun, Georgia plant. In addition we continue to incur costs for relocation of the Uniplast production lines.

Office Closing and Workforce ReductionCosts—During the fourth quarter of 2000, we approved and announced a cost saving initiative resulting in a Company-wide workforce reduction, relocation of the corporate office from Salt Lake City, Utah to the Chicago, Illinois area and closure of our Dallas, Texas divisional office. As a result of this initiative we recorded a pre-tax charge of $7.1 million, which was included as part of selling, general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2000. The major actions relating to this initiative included a reduction in workforce due to consolidation of duties, and closing the offices in Dallas, Texas and Salt Lake City, Utah. We completed the workforce reduction of 52 employees and the closure of our office in Dallas, Texas during the first quarter of 2001, and we completed the Salt Lake City corporate office closure during the second quarter of 2001. The following is a summary of the key elements of this plan (dollars in thousands):

	Workforce Reduction	Relocation of Corporate Office	Closure of Dallas Office	Total
Number of employees	52	36	2	90
Leasehold improvements	$—	$1,000	$—	$1,000
Severance cost	2,940	2,352	21	5,313
Other costs related to leases	—	721	82	803

Total cost	$2,940	$4,073	$103	$7,116

In the fourth quarter of 2001, an additional $0.9 million was accrued to revise the estimate of future non-cancelable lease costs in excess of income from subleasing. As of September 30, 2002, the remaining reserves related to severance costs and other costs related to leases. These reserves are included in other accrued liabilities in the accompanying consolidated balance sheets, while the reserve for impairment related to leasehold improvements has been recorded as a reduction of the net property and equipment balance. Utilization of these reserves during the nine months ended September 30, 2002 is summarized below (in thousands):

	Balance 12/31/01	Utilized		Additional Accrual	Balance 9/30/02
		Non-Cash	Cash
Severance cost	$128	$—	$78	$—	$50
Other costs related to lease	1,136	—	587	—	549

Total cost	$1,264	$—	$665	$—	$599

As of September 30, 2002, all of the expected employee terminations had been completed in connection with the workforce reduction and the closure of our Dallas office, and all but one of the expected employee terminations had been completed in connection with our closure of the Salt Lake City corporate office. The remaining employee in Salt Lake City was terminated in October 2002.

2002 Update—During the nine month period ended September 30, 2002, we implemented three workforce reduction programs. During the first nine months of 2002, 51 employees were terminated, resulting in an estimated annual cost saving, including benefits, of $5.1 million. Total severance cost, including benefits, for these terminations was $4.0 million. These severance costs were incurred as follows: $1.0 million in the first quarter of 2002, $1.9 million in the second quarter of 2002 and $1.1 million in the third quarter of 2002.

We implemented a further Company-wide workforce reduction in October 2002. Under this program, 37 employees were terminated resulting in an estimated annual cost savings, including benefits, of $3.3 million. Total severance cost, including benefits, for these terminations was $2.0 million. These severance costs will be expensed in the fourth quarter of 2002.

Total plant closing costs and severance and related costs resulting from the 2002 workforce reductions discussed above of $5.8 million and $12.0 million have been included as part of restructuring costs in the consolidated statement of operations for the three and nine months ended September 30, 2002, respectively.

4.      COMPREHENSIVE INCOME/(LOSS)

Other comprehensive losses for the three and nine months ended September 30, 2002 were $14.2 million and $18.2 million, respectively. Other comprehensive loss for the nine months ended September 30, 2001 was $2.5 million. Other comprehensive income for the three months ended September 30, 2001 was $6.1 million. The components of other comprehensive income/(loss) are net income, the change in cumulative unrealized losses on derivatives recorded in accordance with Statement of Financial Accounting Standards No. 133 and foreign currency translation.

5.      STOCK OPTION PLANS

During the nine months ended September 30, 2002 options to purchase 12,355 shares were granted. During the nine months ended September 30, 2002 options to purchase 2,870 shares were cancelled in connection with employee terminations.

6.      LONG-TERM DEBT

Effective April 2, 2002, we entered into an amendment of our credit facilities to, among other things, permit the offering of $100 million aggregate principal amount of our 13% Senior Subordinated Notes due 2010 (the “2002 Notes”). The amendment also adjusted certain financial covenants, including the leverage and interest coverage ratios and the permitted amount of capital expenditures. The amendment also allowed us to borrow additional term loans in an aggregate principal amount of up to $85 million under an uncommitted incremental tranche B facility to finance certain permitted acquisitions, if any, completed prior to March 31, 2003. We incurred an amendment fee of $1.3 million in connection with the amendment. We also incurred approximately $0.5 million of legal and administrative expenses in connection with negotiating the amendment.

On April 10, 2002, we completed the private offering of the 2002 Notes at an issue premium of $3.75 million. The total cost of issuance of the 2002 Notes was approximately $3.5 million. We used approximately $93.3 million of the net proceeds from the issuance of the 2002 Notes to repay indebtedness under our credit facilities, including a repayment of approximately $63.3 million on our revolving credit facility and a $30 million repayment on our term loans. As amended, our credit facilities required that we repay, on December 31, 2002, additional term loans in the amount by which $18 million exceeds the amount we invest in certain acquisitions. Due to the completion of our acquisition of Decora Industries, Inc. and Decora, Incorporated (collectively “Decora”) on May 20, 2002, we are not required to repay additional term debt on December 31, 2002. (See Note 8.) In May 2002, we completed an exchange offer, pursuant to which we exchanged all of the 2002 Notes for notes registered under the Securities Act of 1933.

Effective September 30, 2002, our credit facilities were amended to, among other things, revise certain financial covenants. The revised financial covenants included the leverage ratio and the interest coverage ratio. In addition, this amendment revised certain other covenants and provisions in our credit facilities. These revisions include (1) a limit on capital expenditures, (2) restrictions on acquisitions unless our leverage ratio is equal to or less than 4.0 to 1.0 after the acquisition is completed, (3) additional restrictions on future investments and restricted payments, and (4) increases to our interest rate spreads. The amendment also eliminated our ability to borrow an additional $85 million for permitted acquisitions as provided by the April 2, 2002 amendment to our credit facilities discussed above.

We incurred an amendment fee of $1.2 million in connection with the amendment. We also incurred approximately $0.9 million of legal and administrative expenses in connection with negotiating the amendment.

Long-term debt as of September 30, 2002 and December 31, 2001 consisted of the following (in thousands):

	9/30/2002	12/31/2001
Credit Facilities:
Revolver-overdraft, variable interest, 5.0625% as of September 30, 2002	$1,610	$39,511
Tranche A and B term loans, variable interest at a weighted average rate of 5.4% as of September 30, 2002	394,575	463,800
Senior subordinated notes, interest at 13.0% (net of original issue discount and warrants being amortized of $12,110)	207,890	207,253
Senior subordinated notes, interest at 13.0% (including the balance of premium on issue being amortized of $3,634)	103,634	—
Obligations under capital leases	1,065	2,090
Insurance financing, interest at 3.2% as of September 30, 2002	1,176	588
Other financing	—	81

Total	709,950	713,323

	9/30/2002	12/31/2001
Less current portion	(4,089)	(17,767)

Long-term portion	$705,861	$695,556

7.	INCOME TAXES

For the nine months ended September 30, 2002, our income tax benefit was $0.1 million, or 1.4% of loss before income taxes, as compared to an income tax expense of $2.9 million, or 363% of income before income taxes, for the nine months ended September 30, 2001. For the three months ended September 30, 2002, our income tax benefit was $2.0 million, or 20.8% of loss before income taxes, as compared to an income tax expense of $4.7 million on income before income taxes of $11.6 million for the three months ended September 30, 2001. The reason for the significant variance in the effective income tax rate is principally due to the change in the mix between U.S. and foreign taxable income. The effective rate for foreign income taxes is substantially higher than the effective rate for income taxes in the United States.

8.	ACQUISITIONS

In May 2002, we acquired substantially all of the assets and assumed certain liabilities of Decora Industries, Inc. and its operating subsidiary, Decora Incorporated (collectively, “Decora”), a New York based manufacturer and reseller of printed, plastic films, including plastic films and other consumer products sold under the Con-Tact® brand name. Our purchase of Decora’s assets was approved by the United States Bankruptcy Court. The purchase price was approximately $18 million. The purchase price was negotiated with the creditors committee and was paid in cash using borrowings from our existing revolving credit facility. The assets purchased consist of one plant in Fort Edward, New York, and related equipment used by Decora primarily to print, laminate and convert films into adhesive shelf liner. We have commenced the process of closing the Decora plant in Fort Edward, New York and moving the production to our facilities in Mexico and Danville, Kentucky. We have begun to realize synergies in raw material costs, freight costs and administrative expenses. In addition to the purchase price of $18 million, we have accrued $2.7 million of liabilities related to acquisition costs and severance payments. We sold our Fort Edward, New York plant on September 30, 2002 for $2.1 million and leased it back for $1 for up to twelve months. Results of operations from the date of acquisition are included in the consolidated statements of operations for the nine months ended September 30, 2002.

The aggregate purchase price of $20.7 million, including accrued liabilities related to acquisition costs and severance payments, has been allocated on a preliminary basis to assets and liabilities. This allocation is preliminary pending final fixed asset and intangible asset valuations. The preliminary allocation is as follows (dollars in thousands):

Current Assets	$15,805
Property Plant and Equipment	4,961
Goodwill and Intangible assets	6,209
Current Liabilities	(6,312)

Total Purchase Price	$20,663

The pro forma results of operations for the nine months ended September 30, 2002 and 2001 (assuming that the Decora acquisition had occurred on January 1, 2002 and January 1, 2001, respectively) are as follows (dollars in thousands):

	Nine Months Ended September 30,
	2002	2001

Net Sales	$694,059	$665,196

Net Income/(loss)	$(6,206)	$(79,450)

These pro forma results reflect certain non-recurring items. The net income/(loss) for the nine months ended September 30, 2001 includes results from a division that was sold by Decora in 2001. The net loss reflects the write down of goodwill and long-lived assets and reorganization costs related to the bankruptcy that are considered non-recurring. Net income/(loss) for the nine months ended September 30, 2001 reflects $13.0 million (pre-tax basis) for the loss on the division that was sold by Decora in 2001 and $57.0 million (pre-tax basis) for the write-down of goodwill. The reorganization items were $0.6 million and $2.2 million for the nine months ended September 30, 2002 and 2001, respectively. The effective income tax rate for pre-acquisition results of operations of Decora was 0% due to the net operating losses and valuation allowances.

On August 15, 2002, we purchased substantially all of the assets and assumed certain liabilities of the business of Roll-O-Sheets Canada Limited (“Roll-O-Sheets”) for approximately $1.5 million. The Roll-O-Sheets business consists of one plant in Barrie, Canada primarily engaged in the conversion and sale of PVC and polyethylene film for the food industry. In addition, the business includes the distribution of polyester film and polypropylene food trays and other food service products. Detailed financial information and pro-forma results are not presented as they are not material to our consolidated financial statements.

9.	OPERATING SEGMENTS

Operating segments are components of our business for which separate financial information is available that is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing performance. This information is reported on the basis that it is used internally for evaluating segment performance.

In previous reporting periods we had three reporting segments, namely Specialty Films, Design Products and Industrial Films. We have recently reorganized the Company under three new segments: Pliant U.S., Pliant International and Pliant Solutions. Each of these three segments has separate Presidents and operating management. Financial information for the Pliant Solutions segment is not provided for 2001 periods as this segment was formed after the Decora acquisition in May 2002. The financial information presented in this footnote for prior periods has been reclassified for comparative purposes.

Sales and transfers between our segments are eliminated in consolidation. We evaluate performance of the operating segments based on profit or loss before income taxes, not including restructuring costs and other nonrecurring gains or losses.

Segment profit or loss and segment assets as of and for the three months ended September 30, 2002 and 2001 are presented in the following table (in thousands):

	Pliant U.S.	Pliant International	Pliant Solutions	Corporate /Other	Total

September 30, 2002
Net sales to customers	$191,100	$25,653	$13,860	$—	$230,613
Inter-segment sales	6,950	30	—	(6,980)	—

Total net sales	198,050	25,683	13,860	(6,980)	230,613
Depreciation and amortization	6,489	1,538	485	3,534	12,046
Interest expense	39	505	15	18,549	19,108
Segment profit (loss) before restructuring costs	21,418	372	1,429	(26,901)	(3,682)
Restructuring costs	5,002	581	—	177	5,760
Segment total assets	676,954	106,950	26,430	61,990	872,324
Capital expenditures	9,333	1,872	152	742	12,099

September 30, 2001
Net sales to customers	193,895	26,455	—	—	220,350
Inter-segment sales	3,428	(2)	—	(3,426)	—

Total net sales	197,323	26,453	—	(3,426)	220,350
Depreciation and amortization	6,734	1,648	—	3,943	12,325
Interest expense	27	656	—	18,194	18,877
Segment profit (loss) before restructuring costs	28,625	1,990	—	(25,216)	5,399
Restructuring costs	(6,914)	157	—	590	(6,167)
Segment total assets	693,292	109,176	—	61,294	863,762
Capital expenditures	10,367	403	—	170	10,940

Segment profit or loss and segment assets as of and for the nine months ended September 30, 2002 and 2001 are presented in the following table (in thousands):
	Pliant U.S.	Pliant International	Pliant Solutions	Corporate/ Other	Total

September 30, 2002
Net sales to customers	$556,460	$81,468	$20,648	$—	$658,576
Inter-segment sales	18,075	167	—	(18,242)	—

Total net sales	574,535	81,635	20,648	(18,242)	658,576
Depreciation and amortization	19,687	4,680	770	9,826	34,963
Interest expense	83	1,609	15	53,346	55,053
Segment profit (loss) before restructuring costs	71,913	6,491	1,707	(75,869)	4,242
Restructuring costs	9,688	1,075	—	1,206	11,969
Capital expenditures	26,875	3,732	251	3,207	34,065

September 30, 2001
Net sales to customers	554,116	72,462	—	—	626,578
Inter-segment sales	12,848	33	—	(12,881)	—

Total net sales	566,964	72,495	—	(12,881)	626,578
Depreciation and amortization	18,971	4,445	—	10,636	34,052
Interest expense	18	2,560	—	55,724	58,302
Segment profit (loss) before restructuring costs	78,076	6,062	—	(86,268)	(2,130)
Restructuring costs	(5,596)	470	—	2,211	(2,915)
Capital expenditures	34,224	2,028	—	3,775	40,027

A reconciliation of the totals reported for the operating segments to our totals reported in the consolidated condensed financial statements for the three months ended September 30, 2002 and 2001 is as follows (in thousands):

	Three months ended September 30,
	2002	2001

Profit or Loss

Total segment profit before restructuring costs	$23,219	$30,615

Restructuring costs	(5,760)	6,167

Unallocated amounts
Corporate expenses	(8,352)	(7,022)
Interest expense	(18,549)	(18,194)

Total corporate/other	(26,901)	(25,216)

Income/(loss) before taxes	$(9,442)	$11,566

A reconciliation of the totals reported for the operating segments to our totals reported in the consolidated condensed financial statements for the nine months ended September 30, 2002 and 2001 is as follows (in thousands):

	Nine months ended September 30,
	2002	2001

Profit or Loss

Total segment profit before restructuring costs	$80,111	$84,138

Stock-based compensation related to administrative employees	—	(7,033)

Restructuring costs	(11,969)	2,915

Unallocated amounts
Corporate expenses	(22,523)	(23,511)
Interest expense	(53,346)	(55,724)

Total corporate/other	(75,869)	(79,235)

Income/ (loss) before taxes	$(7,727)	$785

10.    NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and No. 142 “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001, clarifies the recognition of intangible assets separately from goodwill and requires that unallocated negative goodwill be written off immediately as an extraordinary gain. SFAS No. 142, which was effective for fiscal years beginning after December 15, 2001, requires that ratable amortization of goodwill be replaced with periodic tests of goodwill impairment and that intangible assets, other than goodwill, which have determinable useful lives, be amortized over their useful lives. As required by SFAS 142, the Company stopped amortizing goodwill effective January 1, 2002. The Company has evaluated, with the assistance of an independent consultant, any possible impairment of goodwill under SFAS 142 guidelines. Based on this evaluation the Company has determined that there is no impairment of the Company’s goodwill.

We have three reporting segments, all of which have goodwill. During the third quarter of 2002, a portion of goodwill related to the Decora acquisition was allocated to intangible assets. The changes in the carrying value of goodwill for the nine months ended September 30, 2002 were as follows (in thousands):

	Pliant U.S.	Pliant International	Pliant Solutions	Corporate/ Other	Total
Balance as of December 31, 2001	$176,064	$28,361	$—	$—	$204,425
Goodwill acquired	1,397	1,905	951	—	4,253

Balance as of September 30, 2002	$177,461	$30,266	$951	—	$208,678

The changes to goodwill in the nine months ended September 30, 2002 relate to the Decora acquisition, the Roll-O-Sheets acquisition and adjustments related to the Uniplast acquisition.

Following is a reconciliation of net income between the amounts reported in the three and nine months ended September 30, 2001 and the adjusted amounts reflecting these new accounting rules (in thousands):

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001
Net income/(loss):
Reported net income/(loss)	$6,862	$(2,066)
Goodwill amortization(net of income taxes)	1,113	3,720

Adjusted net income/(loss)	$7,975	$1,654

According to SFAS 142, other intangible assets will continue to be amortized over their useful lives. During the quarter ended September 30, 2002, we assigned the following values to the intangibles in our three operating segments.

	Gross Carrying Value	Accumulated Amortization
Amortized intangible assets:
Customer lists	$14,400	$(960)
Other	39,353	(22,582)

Total	$53,753	$(23,542)

The amortization schedule for the next 5 years on the intangible assets included above is as follows (in thousands):

Three months ending 12/31/02	$1,182
Year ending 12/31/03	3,362
Year ending 12/31/04	2,983
Year ending 12/31/05	2,983
Year ending 12/31/06	2,753

11.    SALE AND LEASEBACK TRANSACTION

The Company entered into a sale and leaseback transaction on September 30, 2002. In connection with this transaction, we sold and leased back four production lines under an operating lease. These production lines cost $15.0 million. The sales proceeds from the sale and leaseback transaction were $15.0 million, $10.0 million of which we received in cash and $5.0 million of which was retained by the lessor as a required security deposit for payments under the operating lease agreement. Under the terms of the operating lease, approximately $2.0 million of expenditures to complete these production lines will be paid directly by the lessor. No gain or loss was recognized on this transaction. Ongoing minimum lease expenses for the next five years under this operating lease will be approximately $3.0 million per year.

12.    TRANSACTION WITH STOCKHOLDERS

On June 10, 2002, we entered into a separation agreement with Richard P. Durham, our former Chairman and Chief Executive Officer. As of the date of the separation agreement, Mr. Durham owned 28,289 shares of common stock, 12,083 performance vested shares, 2,417 time vested shares, warrants to purchase 1,250.48 shares of common stock and 1,232 shares of preferred stock of Pliant. All of Mr. Durham’s time vested shares and 2,416 of Mr. Durham’s performance vested shares had vested as of the date of the separation agreement. Pursuant to the separation agreement, Mr. Durham agreed to convert an outstanding promissory note issued as payment for a portion of his shares into two promissory notes. The first note (the “Vested Secured Note”), in the principal amount of $2,430,798, relates to Mr. Durham’s time vested shares and the vested portion of his performance vested shares. The second note (the “Non-Vested Secured Note”), in the principal amount of $4,862,099, related to the 9,667 performance vested shares which had not vested as of the date of the separation agreement. In addition to these notes, Mr. Durham had an additional outstanding promissory note (the “Additional Note”), with a principal amount of $1,637,974, relating to a portion of the shares of common stock held by Mr. Durham. In accordance with the separation agreement, we repurchased and canceled Mr. Durham’s 9,667 unvested shares in exchange for cancellation of the Non-Vested Secured Note on October 3, 2002.

The separation agreement preserved a put option established by Mr. Durham’s employment agreement with respect to his shares. For purposes of this put option, the separation agreement provides that the price per share to be paid by Pliant is $483.13 with respect to common stock, $483.13 less any exercise price with respect to warrants, and the liquidation preference with respect to preferred stock. On July 9, 2002, Mr. Durham exercised his put option with respect to 28,289 shares of common stock, 1,232 shares of preferred stock and warrants to purchase 1,250.48 shares of common stock. Mr. Durham’s put option is subject to any financing or other restrictive covenants to which we are subject at the time of the proposed repurchase. Restrictive covenants under our credit facilities limit the number of shares we can currently repurchase from Mr. Durham. On October 3, 2002, as permitted by the covenants contained in our credit facilities, we purchased 8,204 shares from Mr. Durham for a purchase price of $3,963,599 less the outstanding amount of the Additional Note, which was cancelled. As of November 13, 2002, our total remaining purchase obligation to Mr. Durham was $11,533,797, excluding accrued preferred dividends. Under our amended credit facilities, we expect to purchase additional shares from Mr. Durham for approximately $1,000,000 this year, and we are limited to a maximum purchase from Mr. Durham of $5,000,000 of shares in 2003, which purchase may only be made if we meet certain leverage ratios. In connection with Mr. Durham’s resignation as Chairman and Chief Executive Officer, Jack E. Knott was appointed our Chief Executive Officer. Mr. Timothy J. Walsh, a director since May 31, 2000, and a Partner of J.P. Morgan Partners, LLC, was appointed as the non-executive Chairman of the Board of Directors. Mr. Durham continues to serve as a member of our Board of Directors as a designee of The Christena Karen H. Durham Trust, which holds 158,917 shares, or approximately 27.5%, of our outstanding common stock.

13.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The following condensed consolidating financial statements present, in separate columns, financial information for (i) Pliant (on a parent only basis), with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries (as specified in the Indenture, dated May 31, 2000 (the “2000 Indenture”)), relating to Pliant’s $220 million senior subordinated notes due 2010 (the “2000 Notes”) and the Indenture, dated April 10, 2002 (the “2002 Indenture” and, together with the 2000 Indenture, the “Indentures”), relating to Pliant’s $100 million senior subordinated notes due 2010 (the “2002 Notes” and, together with the 2000 Notes, the “Notes”) on a combined basis, with any investments in non-guarantor subsidiaries specified in the Indentures recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for Pliant and its subsidiaries on a consolidated basis, and (v) Pliant on a consolidated basis, in each case as of September 30, 2002 and December 31, 2001 and for the three and nine month periods ended September 30, 2002 and 2001. The Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary and each guarantor subsidiary is wholly owned, directly or indirectly, by Pliant. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to Pliant except from our Alliant joint venture. The condensed consolidating financial statements are presented herein, rather than separate financial statements for each of the guarantor subsidiaries because management believes that separate financial statements relating to the guarantor subsidiaries are not material to investors.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2002 (IN THOUSANDS) (UNAUDITED)

	Pliant Corporation (Parent Only)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated Pliant Corporation
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$—	$320	$—	$320
Receivables, net	94,146	17,545	22,889	—	134,580
Inventories	69,057	14,419	11,297	—	94,773
Prepaid expenses and other	1,725	915	861	—	3,501
Income taxes receivable	—	345	577	—	922
Deferred income taxes	13,034	(780)	(1,340)	—	10,914

Total current assets	177,962	32,444	34,604	—	245,010
PLANT AND EQUIPMENT, net	285,843	20,981	45,389	—	352,213
GOODWILL, net	190,002	2,122	16,554	—	208,678
INTANGIBLE ASSETS, net	28,778	1,255	178	—	30,211
INVESTMENT IN SUBSIDIARIES	69,646	—	—	(69,646)	—
OTHER ASSETS	32,675	376	3,161	—	36,212

TOTAL ASSETS	$784,906	$57,178	$99,886	$(69,646)	$872,324

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term debt	$4,089	$—	$—	$—	$4,089
Trade accounts payable	77,964	7,725	16,838	—	102,527
Accrued liabilities	65,363	3,201	8,652	—	77,216
Due to (from) affiliates	(17,726)	18,949	(1,223)	—	—

Total current liabilities	129,690	29,875	24,267	—	183,832
LONG-TERM DEBT, net of current portion	681,069	—	24,792	—	705,861
OTHER LIABILITIES	20,870	30	1,704	—	22,604
DEFERRED INCOME TAXES	23,666	3,799	2,671	—	30,136

Total liabilities	855,295	33,704	53,434	—	942,433

MINORITY INTEREST	—	—	280	—	280
REDEEMABLE STOCK:
Preferred stock	144,353	—	—	—	144,353
Common stock	16,251	—	—	—	16,251

REDEEMABLE STOCK	160,604	—	—	—	160,604

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock	103,376	14,020	29,240	(43,260)	103,376
Warrants	38,676	—	—	—	38,676
Retained earnings (accumulated deficit)	(352,142)	9,464	26,995	(36,459)	(352,142)
Stockholders’ note receivable	(649)	—	—	—	(649)
Accumulated other comprehensive income (loss)	(20,254)	(10)	(10,063)	10,073	(20,254)

Total stockholders’ equity (deficit)	(230,993)	23,474	46,172	(69,646)	(230,993)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$784,906	$57,178	$99,886	$(69,646)	$872,324

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2001(IN THOUSANDS) (UNAUDITED)

	Pliant Corporation (Parent Only)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated Pliant Corporation
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$967	$3,851	$—	$4,818
Receivables, net	94,163	7,321	23,952	—	125,436
Inventories	65,135	9,087	9,726	—	83,948
Prepaid expenses and other	1,856	398	772	—	3,026
Income taxes receivable	361	7	617	—	985
Deferred income taxes	4,670	(314)	(1,793)	—	2,563

Total current assets	166,185	17,466	37,125	—	220,776
PLANT AND EQUIPMENT, net	293,628	26,386	49,310	—	369,324
GOODWILL, net	185,807	2,122	16,496		204,425
INTANGIBLE ASSETS, net	25,139	1,506	129	—	26,774
INVESTMENT IN SUBSIDIARIES	62,837	—	—	(62,837)	—
OTHER ASSETS	27,188	182	3,014	—	30,384

TOTAL ASSETS	$760,784	$47,662	$106,074	$(62,837)	$851,683

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term debt	$17,767	$—	$—	$—	$17,767
Trade accounts payable	81,099	4,678	15,731	—	101,508
Accrued liabilities	36,541	1,703	4,853	—	43,097
Due to (from) affiliates	(24,978)	22,147	2,831	—	—

Total current liabilities	110,429	28,528	23,415	—	162,372
LONG-TERM DEBT, net of current portion	662,556	—	33,000	—	695,556
OTHER LIABILITIES	17,411	—	1,533	—	18,944
DEFERRED INCOME TAXES	22,108	1,625	2,423	—	26,156

Total liabilities	812,504	30,153	60,371	—	903,028

MINORITY INTEREST	(104)	—	375	—	271
REDEEMABLE STOCK:
Preferred stock	126,149	—	—	—	126,149
Common stock	16,778	—	—	—	16,778

REDEEMABLE STOCK	142,927	—	—	—	142,927

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock	103,362	14,020	29,616	(43,636)	103,362
Warrants	38,715	—	—	—	38,715
Retained earnings (accumulated deficit)	(326,356)	3,500	21,215	(24,715)	(326,356)
Stockholders’ note receivable	(616)	—	—	—	(616)
Accumulated other comprehensive income (loss)	(9,648)	(11)	(5,503)	5,514	(9,648)

Total stockholders’ equity (deficit)	(194,543)	17,509	45,328	(62,837)	(194,543)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$760,784	$47,662	$106,074	$(62,837)	$851,683

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002(IN THOUSANDS) (UNAUDITED)

	Pliant Corporation (Parent Only)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated Pliant Corporation
NET SALES	$179,182	$25,699	$32,713	$(6,981)	$230,613
COST OF SALES	149,169	20,406	28,146	(6,981)	190,740

GROSS PROFIT	30,013	5,293	4,567	—	39,873
OPERATING EXPENSES	24,682	2,627	3,276	—	30,585

OPERATING INCOME	5,331	2,666	1,291	—	9,288
INTEREST EXPENSE	(18,553)	(15)	(540)	—	(19,108)
EQUITY IN EARNINGS OF SUBSIDIARIES	3,194	—	—	(3,194)	—
OTHER INCOME (EXPENSE), Net	(96)	(12)	486	—	378

INCOME (LOSS) BEFORE INCOME TAXES	(10,124)	2,639	1,237	(3,194)	(9,442)
INCOME TAX PROVISION (BENEFIT)	(2,650)	—	682	—	(1,968)

NET INCOME (LOSS)	$(7,474)	$2,639	$555	$(3,194)	$(7,474)

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001(IN THOUSANDS) (UNAUDITED)

	Pliant Corporation (Parent Only)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated Pliant Corporation
NET SALES	$177,202	$14,819	$32,099	$(3,770)	$220,350
COST OF SALES	140,467	12,481	25,363	(3,770)	174,541

GROSS PROFIT	36,735	2,338	6,736	—	45,809
OPERATING EXPENSES	12,935	337	2,976	—	16,248

OPERATING INCOME	23,800	2,001	3,760	—	29,561
INTEREST EXPENSE	(18,203)	(36)	(638)	—	(18,877)
EQUITY IN EARNINGS OF SUBSIDIARIES	3,604	—	—	(3,604)	—
OTHER INCOME (EXPENSE), Net	648	(49)	283	—	882

INCOME (LOSS) BEFORE INCOME TAXES	9,849	1,916	3,405	(3,604)	11,566
INCOME TAX PROVISION (BENEFIT)	2,987	—	1,717	—	4,704

NET INCOME (LOSS)	$6,862	$1,916	$1,688	$(3,604)	$6,862

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002(IN THOUSANDS) (UNAUDITED)

	Pliant Corporation (Parent Only)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated Pliant Corporation
NET SALES	$520,928	$55,234	$100,656	$(18,242)	$658,576
COST OF SALES	422,251	44,982	82,129	(18,242)	531,120

GROSS PROFIT	98,677	10,252	18,527	—	127,456
OPERATING EXPENSES	67,805	4,256	9,426	—	81,487

OPERATING INCOME	30,872	5,996	9,101	—	45,969
INTEREST EXPENSE	(53,361)	(15)	(1,677)	—	(55,053)
EQUITY IN EARNINGS OF SUBSIDIARIES	11,744	—	—	(11,744)	—
OTHER INCOME, Net	(657)	(17)	2,031	—	1,357

INCOME (LOSS) BEFORE INCOME TAXES	(11,402)	5,964	9,455	(11,744)	(7,727)
INCOME TAX PROVISION (BENEFIT)	(3,787)	—	3,675	—	(112)

NET INCOME (LOSS)	$(7,615)	$5,964	$5,780	$(11,744)	$(7,615)

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001(IN THOUSANDS) (UNAUDITED)

	Pliant Corporation (Parent Only)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated Pliant Corporation
NET SALES	$518,126	$33,234	$89,065	(13,847)	$626,578
COST OF SALES	415,922	28,174	70,096	(13,847)	500,345

GROSS PROFIT	102,204	5,060	18,969	—	126,233
OPERATING EXPENSES	64,719	517	8,564	—	73,800

OPERATING INCOME (LOSS)	37,485	4,543	10,405	—	52,433
INTEREST EXPENSE	(55,892)	(36)	(2,374)	—	(58,302)
EQUITY IN EARNINGS OF SUBSIDIARIES	13,817	—	—	(13,817)	—
OTHER INCOME (EXPENSE), Net	1,456	4,560	638	—	6,654

INCOME(LOSS) BEFORE INCOME TAXES	(3,134)	9,067	8,669	(13,817)	785
INCOME TAX PROVISION (BENEFIT)	(1,068)	—	3,919	—	2,851

NET INCOME (LOSS)	$(2,066)	$9,067	$4,750	$(13,817)	$(2,066)

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 (IN THOUSANDS) (UNAUDITED)

	Pliant Corporation (Parent Only)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated Pliant Corporation
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$22,422	$3,686	$11,018	—	$37,126

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale and leaseback of assets	15,033	—	—	—	15,033
Sale of land and buildings	—	3,589	—	—	3,589
Transfers between segments	(9,116)	9,762	(646)	—	—
Decora acquisition	(6,209)	(14,369)	—	—	(20,578)
Acquisition of Roll-O-Sheets	—	—	(1,500)	—	(1,500)
Capital expenditures for plant and equipment	(27,597)	(2,589)	(3,879)	—	(34,065)

Net cash (used in) provided by investing activities	(27,889)	(3,607)	(6,025)	—	(37,521)

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipt/payment of dividends	—	—	—	—	—
Net proceeds from issuance of common stock and net change in related stockholders’ notes receivables	27	—	—	—	27
Borrowings on long-term debt	4,835	—	(8,208)	—	(3,373)

Net cash provided by financing activities	4,862	—	(8,208)	—	(3,346)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	605	(1,046)	(316)	—	(757)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(967)	(3,531)	—	(4,498)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	—	967	3,851	—	4,818

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$—	$—	$320	$—	$320

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 (IN THOUSANDS) (UNAUDITED)

	Pliant Corporation Parent Only	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated Pliant Corporation
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$7,239	$6,491	$9,641	$—	$23,371

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of assets	2,966	4,948	—	—	7,914
Uniplast acquisition net of cash	(31,698)	(14,020)	(9,813)	—	(55,531)
Capital expenditures for plant and equipment	(34,630)	(3,274)	(2,123)	—	(40,027)

Net cash (used in) provided by investing activities	(63,362)	(12,346)	(11,936)	—	(87,644)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capitalized fees	(1,932)	—	—	—	(1,932)
Receipt/payment of dividends	150	—	(150)	—	—
Net proceeds from issuance of common stock and net change in related stockholders’ notes receivable	47,636	—	—	—	47,636
Minority interest	(18)	—	375	—	357
Borrowing on long-term debt	14,165	1,880	(1,105)	—	14,940

Net cash provided by/(used in) financing activities	60,001	1,880	(880)	—	61,001

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	6	205	3,767	—	3,978

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,884	(3,770)	592	—	706
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	459	10	2,591	—	3,060

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$4,343	$(3,760)	$3,183	$—	$3,766

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 10-K”) and our Registration Statement on Form S-4 (file No. 333-86532), as amended. This section contains certain forward-looking statements within the meaning of federal securities laws that involve risks and uncertainties, including statements regarding our plans, objectives, goals, strategies and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under “Cautionary Statement for Forward-Looking Information” below and elsewhere in this report.

General

We generate our revenues, earnings and cash flows from the sale of film and flexible packaging products throughout the world. We manufacture these products at 26 facilities located in North America, South and Central America, Europe and Australia. Our sales have grown primarily as a result of strategic acquisitions made over the past several years, increased levels of production at acquired facilities, return on capital expenditures and the overall growth in the markets for film and flexible packaging products. In addition, as discussed below under “Recent Acquisitions,” we recently acquired a consumer products business that manufactures and sells products under the Con-Tact® brand name.

Recent Acquisitions

On August 15, 2002, we purchased substantially all of the assets and assumed certain liabilities of the business of Roll-O-Sheets Canada Limited (“Roll-O-Sheets”) for approximately $1.5 million. The Roll-O-Sheets business consists of one plant in Barrie, Canada engaged in the conversion and sale of PVC and polyethylene film for the food industry. In addition, the business includes the distribution of purchased polyester film and polypropylene food trays and other food service products.

In May 2002, we acquired substantially all of the assets and assumed certain liabilities of Decora Industries, Inc. and its operating subsidiary, Decora Incorporated (collectively, “Decora”), a New York based manufacturer and reseller of printed, plastic films, including plastic films and other consumer products sold under the Con-Tact® brand name. Our purchase of Decora’s assets was approved by the United States Bankruptcy Court. The purchase price was approximately $18 million. The purchase price was negotiated with the creditors committee and was paid in cash using borrowings from our existing revolving credit facility. The assets purchased consist of one plant in Fort Edward, New York, and related equipment used by Decora primarily to print, laminate and convert films into adhesive shelf liner. We have commenced the process of closing the Decora plant in Fort Edward, New York and moving the production to our facilities in Mexico and Danville, Kentucky. In addition, we have begun to realize synergies that have reduced raw material costs, freight costs and administrative expenses associated with Decora’s operations. In addition to the purchase price of $18 million, we accrued $2.7 million of liabilities related to acquisition costs and severance payments.

In July 2001, we acquired 100% of the outstanding stock of Uniplast Holdings, Inc. (“Uniplast”), a manufacturer of multi-layer packaging films, industrial films and cast-embossed films, with operations in the United States and Canada, for approximately $56.0 million in cash and equity. In connection with the acquisition of Uniplast, we announced a plan to close three of Uniplast’s six plants, move certain purchased assets to other locations and terminate certain of the sales, administration and technical employees of Uniplast. All three of these plants were closed in 2001 and sold in the first six months of 2002.

We expect to continue to make acquisitions as opportunities arise within the constraints of our credit facilities, as amended. However, as discussed under “Liquidity and Capital Resources” below, we cannot make an acquisition under the terms of our amended credit facilities unless our leverage ratio will be equal to or less than 4.0 to 1.0 after the acquisition is completed.

Other Recent Developments

On June 10, 2002, we entered into a separation agreement with Richard P. Durham, our former Chairman and Chief Executive Officer. As of the date of the separation agreement, Mr. Durham owned 28,289 shares of common stock, 12,083 performance vested shares, 2,417 time vested shares, warrants to purchase 1,250.48 shares of common stock and 1,232 shares of preferred stock of Pliant. All of Mr. Durham’s time vested shares and 2,416 of Mr. Durham’s performance vested shares had vested as of the date of the separation agreement. Pursuant to the separation agreement, Mr. Durham agreed to convert an outstanding promissory note issued as payment for a portion of his shares into two promissory notes. The first note (the “Vested Secured Note”), in the principal amount of $2,430,798, relates to Mr. Durham’s time vested shares and the vested portion of his performance vested shares. The second note (the “Non-Vested Secured Note”), in the principal amount of $4,862,099, related to the 9,667 performance vested shares which had not vested as of the date of the separation agreement. In addition to these notes, Mr. Durham had an additional outstanding promissory note (the “Additional Note”), with a principal amount of $1,637,974, relating to a portion of the shares of common stock held by Mr. Durham. In accordance with the separation agreement, we repurchased and canceled Mr. Durham’s 9,667 unvested shares in exchange for cancellation of the Non-Vested Secured Note on October 3, 2002.

The separation agreement preserved a put option established by Mr. Durham’s employment agreement with respect to his shares. For purposes of this put option, the separation agreement provides that the price per share to be paid by Pliant is $483.13 with respect to common stock, $483.13 less any exercise price with respect to warrants, and the liquidation preference with respect to preferred stock. On July 9, 2002, Mr. Durham exercised his put option with respect to 28,289 shares of common stock, 1,232 shares of preferred stock and warrants to purchase 1,250.48 shares of common stock. Mr. Durham’s put option is subject to any financing or other restrictive covenants to which we are subject at the time of the proposed repurchase. Restrictive covenants under our credit facilities limit the number of shares we can currently repurchase from Mr. Durham. On October 3, 2002, as permitted by the covenants contained in our credit facilities, we purchased 8,204 shares from Mr. Durham for a purchase price of $3,963,599 less the outstanding amount of the Additional Note, which was cancelled. As of November 13, 2002, our total remaining purchase obligation to Mr. Durham was $11,533,797, excluding accrued preferred dividends. Under our amended credit facilities, we expect to purchase additional shares from Mr. Durham for approximately $1,000,000 this year, and we are limited to a maximum purchase from Mr. Durham of $5,000,000 of shares in 2003, which purchase may only be made if we meet certain leverage ratios. In connection with Mr. Durham’s resignation as Chairman and Chief Executive Officer, Jack E. Knott was appointed our Chief Executive Officer. Mr. Timothy J. Walsh, a director since May 31, 2000, and a Partner of J.P. Morgan Partners, LLC, was appointed as the non-executive Chairman of the Board of Directors. Mr. Durham continues to serve as a member of our Board of Directors as a designee of The Christena Karen H. Durham Trust, which holds 158,917 shares, or approximately 27.5%, of our outstanding common stock.

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

Results of Operations

The following table sets forth net sales, operating expenses, and operating income, and such amounts as a percentage of net sales, for the three and nine months ended September 30, 2002 and 2001 (dollars in millions).

	Three Months Ended September 30				Nine Months Ended September 30
	2002		2001		2002		2001
	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales
Net Sales	$230.6	100.0%	$220.4	100.0%	$658.6	100.0%	$626.6	100.0%
Cost of sales	190.7	82.7	174.5	79.2	531.1	80.6	500.4	79.9

Gross profit	39.9	17.3	45.9	20.8	127.5	19.4	126.2	20.1
Total operating expenses	30.6	13.3	16.3	7.4	81.5	12.4	73.8	11.8

Operating income	$9.3	4.0%	$29.6	13.4%	$46.0	7.0%	$52.4	8.3%

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Net Sales

Net sales increased by $10.2 million, or 4.6%, to $230.6 million for the three months ended September 30 2002, from $220.4 million for the three months ended September 30, 2001. This increase was primarily due to a 3.2% increase in sales volume and a 1.4% increase in our average selling price. Excluding the effect of the Decora acquisition, sales volumes increased 1.0% and our average selling prices decreased 2.6 cents per pound, or 2.6%, during the three months ended September 30, 2002 as compared to the same period in 2001. See the discussion on average selling prices and average raw material costs under “Gross Profit” below.

Gross Profit

Gross profit decreased by $6.0 million, or 13.1%, to $39.9 million for the third quarter of 2002, from $45.9 million for the third quarter of 2001. Excluding the Decora acquisition, gross profits decreased $10.0 million, or 21.8%, for the third quarter of 2002, as compared to the same period in 2001, principally due to a compression between average selling prices and average raw material costs. The average raw material cost (excluding the effects of the Decora acquisition) in the third quarter of 2002 was 2.5 cents per pound, or 5.6%, higher than the average raw material cost for the same period in 2001. The compression between average selling prices and average raw material costs was caused by average raw material costs decreasing from the second quarter of 2001 through the first quarter of 2002, and subsequently sharply increasing in the second and third quarters of 2002. The decrease in average selling prices was a result of a change in sales mix towards lower margin products, in part resulting from the slowdown in the economy, and lagging contractual prices. The lagging contractual prices are a result of specific agreements with certain customers that in some cases delay the implementation of price increases and decreases as raw material costs change. As a result of such lag, during the third quarter of

2002 our average selling prices to customers under certain contracts decreased, due to the average raw material cost decreases experienced through the first quarter of 2002, while our average raw material costs increased during the third quarter of 2002.

Total Operating Expenses

Total operating expenses increased by $14.3 million, or 87.7%, to $30.6 million for the third quarter of 2002 from $16.3 million for the same period in 2001. Operating expenses for the third quarter of 2001 included a net $6.2 million credit for the reversal of plant closing costs related to our Harrington plant offset by other plant closing costs. During the third quarter of 2001 we reassessed the decision made in 2000 to close the Harrington facility. In addition, during the three months ended September 30, 2002 we incurred $5.8 million of restructuring costs related primarily to rationalizations and production relocations at several facilities and a Company-wide workforce reduction program. These rationalizations and production relocations included the relocation of production lines related to the Uniplast acquisition, the movement of production of consumer products from our Fort Edward, New York facility to our facilities in Mexico and Danville, Kentucky, closure of our facility in Merced, California, consolidation of our two plants in Mexico and movement of certain production capabilities from our facility in Toronto, Canada to our Barrie, Canada plant. See Note 3 to the condensed consolidated financial statements. Excluding the effect of these plant closing, office closing and workforce reduction costs, total operating expenses increased $2.3 million or 10.2% to $24.8 million for the quarter ended September 30, 2002 from $22.5 million for the same period last year. The primary reasons for this increase were a charge for $1.0 million related to bad debts resulting from a customer recapitalization as well as bad debts associated with additional customers that were affected by the economic downturn, increases in selling, general and administrative expenses related to the Decora acquisition of $2.6 million, and other net increases in operating expenses of $0.4 million. We continue to do business with the customer described above that was recapitalized. The increases were partially offset by a $1.7 million decrease in goodwill amortization due to the adoption of SFAS 142.

Operating Income

Operating income decreased by $20.3 million, or 68.6%, to $9.3 million for the three months ended September 30, 2002 from $29.6 million for the three months ended September 30, 2001, due to the factors discussed above.

Interest Expense

Interest expense remained relatively stable at $19.1 million for the three months ended September 30, 2002, as compared to $18.9 million for the same period in 2001. The increase in interest expense, which resulted from the issuance of an additional $100 million of subordinated debt in April 2002, was largely offset by lower interest expense on outstanding term loans, due to repayments, and lower interest rates applicable to our credit facilities due to a decrease in LIBOR.

Income Tax Expense (Benefit)

We recorded an income tax benefit of $2.0 million for the third quarter of 2002 as compared to income tax expense of $4.7 million for the same period in 2001. See Note 7 to the condensed consolidated financial statements for a discussion of the change in the effective income tax rate.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Net Sales

Net sales increased by $32.0 million, or 5.1%, to $658.6 million for the nine months ended September 30, 2002, from $626.6 million for the nine months ended September 30, 2001. This increase was primarily due to a 10.2% increase in sales volume, partially offset by a 4.6% decrease in average selling prices. The sales volume increased principally due to the Uniplast and Decora acquisitions. Uniplast was acquired in July 2001, and Decora was acquired in May 2002. Excluding the effect of these acquisitions, sales volumes increased 3.2% for the nine months ended September 30, 2002 compared to the same period in 2001. Our average selling price decreased 6.9 cents per pound, or 6.6%, for the nine months ended September 30, 2002 as compared to the same period in 2001 (excluding the effects of the Decora acquisition). See the discussion on average selling prices and average raw material costs under “Gross Profit” below.

Gross Profit

Gross profit increased by $1.3 million, or 1.0%, to $127.5 million for the nine months ended September 30, 2002, from $126.2 million for the nine months ended September 30, 2001. Excluding the Decora acquisition, gross profit decreased $4.6 million, or 3.6%, for the nine months ended September 30, 2002 as compared to the same period in 2001. This decrease was principally due to lower gross margins partially offset by the effect of higher sales volume discussed above. The gross margins decreased as a result of a compression between average selling prices and average raw material costs. The average raw material cost (excluding the effects of the Decora acquisition) for the nine months ended September 30, 2002 was 3.3 cents per pound, or 7.2%, lower than the average raw material cost for the same period in 2001.

Total Operating Expenses

Total operating expenses increased by $7.7 million, or 10.4%, to $81.5 million for the first nine months of 2002 from $73.8 million for the nine months ended September 30, 2001. Operating expenses for the first nine months of 2001 included certain unusual expenses, which consisted primarily of $7.0 million of stock based compensation related to administrative employees and a net $2.9 million credit to plant closing costs to reflect our decision not to close our Harrington facility as previously planned, partially offset by other plant closing costs. Operating expenses for the nine months ended September 2002 included certain unusual expenses, primarily $12.0 million of plant closing costs related to the relocation of production lines purchased as part of the Uniplast acquisition and expenses related to the movement of the production for the Decora business from Fort Edward, New York to our plants in Mexico and Danville, Kentucky. Excluding the unusual items for both years, total operating expenses decreased $0.2 million to $69.5 million for the nine months ended September 30, 2002, from $69.7 million for the same period in 2001, principally as a result of a decrease in goodwill amortization of $5.8 million due to the adoption of SFAS 142, a $3.8 million payment for consulting fees related to a company-wide supply chain initiative for the nine months ended September 30, 2001, partially offset by a $1.0 million charge for bad debt expense for the nine months ended September 30, 2002, increases in selling, general and administrative expense related to the Decora acquisition of $4.1 million, a $2.3 million increase in depreciation expense and a net increase in other operating expenses of $2.0 million.

Operating Income

Operating income decreased by $6.4 million, or 12.2%, to $46.0 million for the nine months ended September 30, 2002 from $52.4 million for the nine months ended September 30, 2001, due to the factors discussed above.

Interest Expense

Interest expense decreased by $3.2 million, or 5.6%, to $55.1 million for the nine months ended September 30, 2002, from $58.3 million for the nine months ended September 30, 2001. The decrease was primarily due to a decrease in LIBOR, which decreases the variable interest rate applicable to our credit facilities, and lower interest expense on outstanding term loans resulting from repayments. These reductions in interest were partially offset by an increase in interest expense due to the issuance of an additional $100 million of subordinated debt in April 2002.

Other Income (Expense)

Other income decreased $5.3 million to $1.4 million for the nine months ended September 30, 2002 from $6.7 million for the nine months ended September 30, 2001. The decrease reflects an amount of other income for the 2001 period that was primarily due to the proceeds and assets received from a settlement with a potential customer in the second quarter of 2001.

Income Tax Expense (Benefit)

Income tax benefit was $0.1 million for the nine months ended September 30, 2002 as compared to an income tax expense of $2.9 million for the same period in 2001. See Note 7 to the condensed consolidated financial statements for a discussion of the change in the effective income tax rate.

Operating Segment Review

General. Operating segments are components of our Company for which separate financial information is available that is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing performance. For more information on our operating segments see Note 9 to the condensed consolidated financial statements.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Pliant U.S.

Net Sales. The net sales of our Pliant U.S. segment decreased $2.8 million, or 1.4%, to $191.1 million for the three months ended September 30, 2002 from $193.9 million for the three months ended September 30, 2001. This decrease was primarily due to a 2.0% decrease in our average selling prices, partially offset by a 0.6% increase in our sales volumes. See discussion under “Segment Profit” below.

Segment Profit. The Pliant U.S. segment profit before restructuring costs decreased $7.2 million, or 25.2%, to $21.4 million for the three months ended September 30, 2002, as compared to $28.6 million for the three months ended September 30, 2001, primarily due to a decrease in gross margins. The gross margins were affected by higher raw material costs and lower selling prices. Our average raw material costs increased 4.7 cents per pound, or 10.5%, while our average selling prices decreased 2 cents per pound, or 2%, in each case for the three months ended September 30, 2002 as compared to the same period in 2001. This compression between average selling prices and average raw material costs was caused by average raw material costs decreasing from the second quarter of 2001 through the first quarter of 2002, and subsequently sharply increasing in the second and third quarters of 2002. The decrease in average selling prices was a result of a change in sales mix towards lower margin products, in part resulting from the slowdown in the economy, and lagging contractual prices. The lagging contractual prices are a result of specific agreements with certain customers that in some cases delay the implementation of price increases and decreases as raw material costs change. As a result of such lag, during the third quarter of 2002 our average selling prices to customers under certain contracts decreased, due to the average raw material cost decreases experienced through the first quarter of 2002, while our average raw material costs increased during the third quarter of 2002. Segment profit was also adversely affected by a $1.0 million charge related to bad debts, as discussed in “Total Operating Expenses” above.

Segment Total Assets. The Pliant U.S. segment total assets decreased $16.3 million, or 2.4%, to $677.0 million as of September 30, 2002 from $693.3 million as of September 30, 2001. The decrease was due primarily to decreases in accounts receivable and property, plant and equipment of $15.1 million and $6.2 million, respectively, partially offset by an increase in inventory levels of $6.6 million. Property plant and equipment decreased $15.0 million due to asset sales, and $19.7 million due to depreciation expense, partially offset by capital expenditures of $28.5 million.

Pliant International

Net Sales. The net sales of our Pliant International segment decreased $0.8 million, or 3.0%, to $25.7 million for the three months ended September 30, 2002, from $26.5 million for the three months ended September 30, 2001. This decrease was principally due to a 6.6% decrease in average selling prices, partially offset by an increase in sales volume of 1 million pounds, or 3.8%. Our average selling prices were adversely affected by a reduction in sales of our higher value personal care film sold to Mexico and Argentina, each of which has experienced economic turmoil.

Segment Profit. The Pliant International segment profit before restructuring costs decreased $1.6 million, or 80.0%, to $0.4 million for the three months ended September 30, 2002 from $2.0 million for the three months ended September 30, 2001. The decrease was due principally to lower gross margins. The gross margins were affected by higher raw material costs and lower selling prices. Our average raw material costs increased 1.6 cents per pound, or 3.4%, for the three months ended September 30, 2002 as compared to the same period in 2001. Our average selling prices decreased 6.6 cents per pound, or 6.6%, for the three months ended September 30, 2002 as compared to the same period in 2001, largely due to the reduction in our personal care film business noted above.

Segment Total Assets. The Pliant International segment total assets decreased $2.2 million, or 2.0%, to $107.0 million as of September 30, 2002, from $109.2 million as of September 30, 2001. This decrease was due principally to the transfer of a line from Mexico to the U.S. and the sale of idle assets. In addition, depreciation expense of $4.7 million was partially offset by capital expenditures of $3.7 million.

Pliant Solutions

Our Pliant Solutions segment was created in 2002 following the Decora acquisition. Therefore, a discussion of results of operations for this segment is not presented.

Unallocated Corporate Expenses

Unallocated corporate expenses increased $1.4 million, or 20.0%, to $8.4 million for the three months ended September 30, 2002 from $7.0 million for the three months ended September 30, 2001, due principally to a $2.6 million increase in selling, general and administrative expenses related to the Decora acquisition and other net increases in expenses of $0.1 million, partially offset by a decrease of $1.3 million in goodwill amortization as a result of the implementation of SFAS 142.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Pliant U.S.

Net Sales. The net sales of our Pliant U.S. segment increased $2.4 million, or 0.4%, to $556.5 million for the nine months ended September 30, 2002, from $554.1 million for the nine months ended September 30, 2001. This increase was due primarily to a 6.4% increase in sales volume, partially offset by a 5.7% decrease in our average selling prices. The increased sales volume was primarily the result of the Uniplast acquisition.

Segment Profit. The Pliant U.S. segment profit before restructuring costs decreased $6.2 million, or 7.9%, to $71.9 million for the nine months ended September 30, 2002 from $78.1 million for the nine months ended September 30, 2001. The segment profit for the nine months ended September 30, 2001 was favorably affected by the proceeds and assets received from a settlement with a potential customer in the second quarter of 2001. The segment profit before restructuring costs for the nine months ended September 30, 2002 reflects a $1.0 million charge related to bad debts, as discussed in “Total Operating Expenses” above. In addition, our average raw material costs decreased 3.2 cents per pound, or 6.6%, while average selling prices decreased 5.9 cents per pound, or 5.7%, in each case for the nine months ended September 30, 2002 as compared to the same period in 2001.

Pliant International

Net Sales. The net sales in our Pliant International segment increased $9.0 million, or 12.4%, to $81.5 million for the nine months ended September 30, 2002, from $72.5 million for the nine months ended September 30, 2001. This increase was due to a 29.3% increase in sales volumes, primarily as a result of the Uniplast acquisition, partially offset by a 13.0% decrease in average selling prices. Selling prices decreased principally due to a change in sales mix largely related to the Uniplast acquisition. In addition, selling prices were adversely affected by a reduction in sales of our higher value personal care film sold to Mexico and Argentina, each of which has experienced economic turmoil. However, we expect to recover a portion of this business with new customers.

Segment Profit. The Pliant International segment profit before restructuring costs increased $0.4 million, or 6.6%, to $6.5 million for the nine months ended September 30, 2002, as compared to $6.1 million for the nine months ended September 30, 2001. The effects of lower selling prices were partially offset by the effects of the higher sales volumes. In addition, selling and general expenses increased $0.4 million due to the Uniplast acquisition. Other income increased due to a $0.4 million refund from a

German tax audit and a $0.6 million reversal of rebates for the personal care business. Interest expenses were $1.0 million lower due to repayment of bank debt under our credit facilities and a reduction in interest rates.

Pliant Solutions

Our Pliant Solutions segment was created in 2002 following the Decora acquisition. Therefore, a discussion of results of operations for this segment is not presented.

Unallocated Corporate Expenses

Unallocated corporate expenses decreased $1.0 million, or 4.2%, to $22.5 million for the nine months ended September 30, 2002, as compared to $23.5 million for the nine months ended September 30, 2001. A $3.9 million decrease in goodwill amortization and decreases in other net operating costs of $1.2 million, were offset by an increase of $4.1 million in selling, general, and administrative costs related to the Decora acquisition.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $42.5 million for the nine months ended September 30, 2002, an increase of $19.1 million, or 81.7%, from the same period in 2001. This increase was due principally to changes in working capital items, partially offset by a $5.0 million security deposit under the operating lease agreement discussed in Note 11 to the condensed consolidated financial statements, and lower operating results for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001.

Net Cash Used in Investing Activities

Net cash used in investing activities was $37.5 million for the nine months ended September 30, 2002, compared to $87.6 million for the same period in 2001. The decrease in net cash used in investing activities of $50.1 million reflects a $33.5 million decrease in the amount of cash used for acquisitions, a $5.9 million decrease in capital expenditures, an increase in cash from sale lease back arrangements of $7.1 million, and an increase in cash from proceeds from the sale of land and buildings of $3.6 million. Net cash used for acquisitions during the nine months ended 2002 consisted of $20.6 million, net of cash, for the Decora acquisition and $1.5 million for the acquisition of Roll-O-Sheets compared to $55.5 million, net of cash, for the Uniplast acquisition in the third quarter of 2001. Capital expenditures, which consisted primarily of major expansion projects in all of our product lines, were $34.1 million and $40.0 million for the nine month periods ended September 30, 2002 and 2001, respectively. Cash received in connection with sale leaseback arrangements increased to $15.0 million for the nine months ended September 30, 2002, compared to $7.9 million for the same period in 2001.

Net Cash Used in/Provided by Financing Activities

Net cash used in financing activities was $8.7 million for the nine months ended September 30, 2002, compared to net cash provided by financing activities of $61.0 million for the same period in 2001. The activity for 2002 included the effects of the issuance of $100 million aggregate principal amount of 13% Senior Subordinated Notes due 2010 (the “2002 Notes”) and repayment of term loans discussed under

“Liquidity” below. The activity for 2001 included the issuance of shares of our preferred and common stock in connection with the Uniplast acquisition and the net effects of borrowings and repayments under our credit facilities.

Liquidity

As of September 30, 2002, we had approximately $61.2 million of working capital. As of September 30, 2002 we had approximately $94.5 million available for borrowings under our $100.0 million revolving credit facility, with outstanding borrowings of approximately $1.6 million and approximately $3.9 million of letters of credit issued under our revolving credit facility. Our outstanding borrowings under our revolving credit facility fluctuate significantly during each quarter as a result of the timing of payments for raw materials, capital and interest, as well as the timing of customer collections. As of November 8, 2002, the debt under our credit facilities and our senior subordinated notes bore interest at a weighted average rate of 9.5% including the effect of interest rate derivative agreements.

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

On April 10, 2002 we completed the private offering of the 2002 Notes. We used approximately $93.3 million of the net proceeds from the issuance of the 2002 Notes to repay indebtedness under our credit facilities, including a repayment of approximately $63.3 million on our revolving credit facility and a $30 million repayment on our term loans. As amended, our credit facilities required that we repay, on December 31, 2002, additional term loans in the amount by which $18 million exceeds the amount we invest in certain acquisitions. Due to the completion of the Decora acquisition on May 20, 2002, we are not required to repay additional term debt on December 31, 2002. In May 2002 we completed an exchange offer, pursuant to which we exchanged the 2002 Notes for notes registered under the Securities Act of 1933.

Effective September 30, 2002, our credit facilities were amended to, among other things, revise certain financial covenants. The revised financial covenants included the leverage ratio and the interest coverage ratio. In addition, this amendment revised certain other covenants and provisions in our credit facilities. These revisions include (1) a limit on capital expenditures, (2) restrictions on acquisitions unless our leverage ratio is equal to or less than 4.0 to 1.0 after the acquisition is completed, (3) additional restrictions on future investments and restricted payments, and (4) increases to our interest rate spreads. The amendment also eliminated our ability to borrow an additional $85 million for permitted acquisitions as provided by the April 2, 2002 amendment to our credit facilities discussed above.

We incurred an amendment fee of $1.2 million in connection with the amendment. We also incurred approximately $0.9 million of legal and administrative expenses in connection with negotiating the amendment.

The following table sets forth the scheduled principal payments on the credit facilities, the $220 million principal amount Senior Subordinated Notes issued in May 2000 (the “2000 Notes”), the 2002 Notes and other long-term debt.

Year	Principal Payment
2002	$ 2,826,904
2003	7,059,043
2004	46,702,935
2005	58,121,143
2006	31,580,964
Thereafter	563,659,485

We are required to make annual mandatory prepayments of the term loans under the credit facilities within 90 days following the end of each year in an amount equal to the amount by which 100% of excess cash flow for such year (or 50% of excess cash flow if our leverage ratio at the end of such year is less than or equal to 4.0 to 1) exceeds the aggregate amount of voluntary prepayments made since the last excess cash flow payment, subject to certain adjustments. In addition, the term loan facilities are subject to mandatory prepayments in an amount equal to (a) 100% of the net cash proceeds of equity and debt issuances by us or any of our subsidiaries, and (b) 100% of the net cash proceeds of asset sales or other dispositions of property by us or any of our subsidiaries, in each case subject to certain exceptions.

The interest expense and scheduled principal payments on our borrowings affect our future liquidity requirements. We expect that cash flows from operating activities and available borrowings under our revolving credit facility of $100 million will provide sufficient cash flow to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements. In addition, given our current sales forecast and expected price increases, we believe that we will comply with the covenants contained in our credit facilities, as amended. However, if (a) we are not able to increase prices to cover historical and future raw materials cost increases, (b) volume growth does not continue as expected, or (c) we experience any significant negative effects to our business, we may not have sufficient cash flow to operate our business, to make expected capital expenditures or to meet foreseeable liquidity requirements. In addition, if any of these events occur, and we are unable to obtain waivers or amendments to our credit facility covenants or we are unable to raise additional equity, we may not be able to comply with certain of our covenants, including the applicable debt to EBITDA (earnings before interest, taxes, depreciation and amortization and certain other adjustments as provided in our credit agreement) leverage ratio, which would cause us to be in default under our credit facilities. Any such default would have a material adverse effect on our liquidity and financial condition.

Cautionary Statement for Forward-Looking Information

Certain information set forth in this report contains “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends, and other information that is not historical information. When used in this report, the words “estimates,” “expects,” “anticipates,” “forecasts,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by us or on our behalf, are also expressly qualified by these cautionary statements.

All forward-looking statements, including, without limitation, management’s examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them.

But, there can be no assurance that management’s expectations, beliefs and projections will result or be achieved. All forward-looking statements apply only as of the date made. We undertake no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. These risks include, but are not limited to: general economic and business conditions, particularly an economic downturn; industry trends; increases in our leverage; interest rate increases; changes in our ownership structure; raw material costs, availability and terms, particularly resin; competition; the loss of any of our significant customers; changes in the demand for our products; new technologies; the availability and associated cost of insurance coverage; changes in distribution channels or competitive conditions in the markets or countries in which we operate; costs of integrating any recent or future acquisitions; loss of our intellectual property rights; foreign currency fluctuations and devaluations and political instability in our foreign markets; changes in our business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; and increases in the cost of compliance with laws and regulations, including environmental laws and regulations. These risks and certain other uncertainties are discussed in more detail in the 2001 10-K and in our Registration Statement on Form S-4 (file no. 333-86532), as amended, filed with the Securities and Exchange Commission. There may be other factors, including those discussed elsewhere in this report, that may cause our actual results to differ materially from the forward-looking statements. Any forward-looking statements should be considered in light of these factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various interest rate and resin cost risks that arise in the normal course of business. We finance our operations with borrowings comprised primarily of variable rate indebtedness. We enter into interest rate collar, cap and swap agreements to manage interest rate market risks and commodity collar agreements to manage resin market risks. Our raw material costs are comprised primarily of resin costs. Significant increases in interest rates or the cost of resins could adversely affect our operating margins, results of operations, working capital and ability to service our indebtedness. An increase of 1% in interest rates payable on our variable rate indebtedness would increase our annual interest expense by approximately $2.0 million, after accounting for the effect of our interest rate hedge agreements.

As a result of the mandatory redemption features, as of September 30, 2002, the carrying value of our outstanding preferred stock has been increased by $2.3 million to reflect the accumulated accretion towards the $131.0 million redemption value at May 31, 2011, excluding accumulated dividends. As of September 30, 2002, we have accrued dividends of approximately $43.5 million, which is included as part of the liquidation value of the preferred stock.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. This information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our principal executive officer and our principal financial officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures within 90 days of the filing date of this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic filings.

Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the foregoing paragraph.

PART II. OTHER INFORMATION

ITEM 5. CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On July 15, 2002, we issued 207 shares of our common stock to Mr. Edward A. Lapekas, a director of the Company. Mr. Lapekas paid $483.13 per share, for a total payment to the Company of $100,007.91. We received payment from Mr. Lapekas for those shares in June 2002, but did not issue the shares until July 15, 2002. On July 29, 2002, we issued options to purchase up to 740 shares of our common stock to four of our employees in exchange for services. We issued these options under our 2000 Stock Incentive Plan at an exercise price of $483.13 per share. One-quarter of these options will vest on each of December 31, 2002, 2003, 2004 and 2005 if the market value of our common stock reaches specified levels on or before these dates. Any options that remain unvested will vest in full on December 31, 2009 if the option holder is still our employee on this date. These options expire ten years from the date of grant. We believe that the issuance of shares of our common stock to Mr. Lapekas and the issuance of the options was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof or Regulation D thereunder because this issuance did not involve a public offering or sale. No underwriters, brokers or finders were involved in this transaction.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are filed with this report.

10.1	Pliant Corporation 2002 Stock Incentive Plan.

10.2	Amendment No. 4, dated as of September 30, 2002, to the Credit Agreement dated as of September 30, 1997, as amended and restated as of May 31, 2000.

99.1	Certification pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b	)
During the quarter ended September 30, 2002, we filed one Current Report on Form 8-K. On August 5, 2002, we filed an amendment to our report on Form 8-K dated May 28, 2002 to include financial information relating to the Decora acquisition.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pliant Corporation

/S/ BRIAN E. JOHNSON
BRIAN E. JOHNSON Executive Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial and Accounting Officer)

Date: November 14, 2002

CERTIFICATION

Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, Jack E. Knott, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Pliant Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JACK E. KNOTT
Jack E. Knott
Chief Executive Officer

Date: November 14, 2002

CERTIFICATION

Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, Brian E. Johnson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Pliant Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ BRIAN E. JOHNSON
Brian E. Johnson
Chief Financial Officer

Date: November 14, 2002

INDEX TO EXHIBITS

Exhibits

10.1	Pliant Corporation 2002 Stock Incentive Plan.

10.2	Amendment No. 4, dated as of September 30, 2002, to the Credit Agreement dated as of September 30, 1997, as amended and restated as of May 31, 2000.

99.1	Certification pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.