Form 10-K
period 2002-12-31
PLIANT CORP
filed 2003-03-28
CIK 1049442

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 For the transition period from          to
                                                            ---------    -------


                        Commission File Number 333-40067

                               PLIANT CORPORATION
           (Exact Name of the Registrant as Specified in its Charter)


                 Utah                                    87-0496065
                 ----                                    ----------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

                         1475 Woodfield Road, Suite 700
                              Schaumburg, IL 60173
                                 (847) 969-3300
          (Address of principal executive offices and telephone number)


        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None




Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES [ ] NO [X]

At March 28, 2003 there were 576,878 outstanding shares of the Registrant's common stock. As of June 28, 2002, 67,601, or approximately 12%, of the outstanding shares of the Registrant's common stock were held by persons other than affiliates of the Registrant. There is no established trading market for the Registrant's common stock and, therefore, the aggregate market value of shares held by non-affiliates cannot be determined by reference to recent sales or bid and asked prices.

================================================================================

         This report contains certain forward-looking statements that involve risks and uncertainties, including statements about our plans, objectives, goals, strategies and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements. Some of the factors that could negatively affect our performance are discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Cautionary Statement for Forward-Looking Information" and elsewhere in this report.

                                     PART I

ITEM 1.       BUSINESS

General

         Pliant Corporation ("Pliant," the "Company," "we" or "us"), with 2002 revenues of approximately $879 million, is one of North America's leading manufacturers of value-added films and flexible packaging for food, personal care, medical, agricultural and industrial applications. We offer some of the most diverse product lines in the film industry and have achieved leading positions in many of these product lines. We operate 26 manufacturing and research and development facilities worldwide and we currently have approximately 1.0 billion pounds of annual production capacity.

         We were founded in 1992. We have combined strategic acquisitions, internal growth, product innovation and operational improvements to grow our business from net sales of $310.8 million in 1996 to $879.2 million in 2002. We have acquired and integrated numerous strategic film and flexible packaging operations since 1992.

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

         o the trust and the management investors at that time retained or "rolled-over" approximately one-half of the shares of our common stock collectively owned by them prior to the recapitalization; and

         o we issued to an affiliate of J.P. Morgan Partners, LLC and to certain other institutional investors a new series of senior cumulative exchangeable redeemable preferred stock and detachable warrants for our common stock.

         In connection with the recapitalization, we restructured our indebtedness. We refinanced all amounts outstanding under our then existing credit facility and replaced it with amended and restated secured credit facilities.

Controlling Shareholders

         J.P. Morgan Partners (BHCA), L.P. and/or affiliates own approximately 55% of our outstanding common stock, 75% of our preferred stock warrants to purchase common stock and 59% of our outstanding preferred stock, subject to certain preemptive rights with respect to 10,000 shares of preferred stock issued on March 25, 2003. J.P. Morgan Partners, LLC serves as investment advisor to J.P. Morgan Partners (BHCA), L.P. J.P. Morgan Partners, LLC is the private equity group of J.P. Morgan Chase & Co., which is one of the largest financial holding companies in the United States. J.P. Morgan Partners, LLC is a global private equity organization, with over $11 billion under management. Through its affiliates, J.P. Morgan Partners, LLC is a leading provider of equity capital for middle market buyouts, growth equity and venture capital.

Recent Acquisitions

         In August 2002, we purchased substantially all of the assets and assumed certain liabilities of the business of Roll-O-Sheets Canada Limited. The Roll-O-Sheets business consists of one plant in Barrie, Canada engaged in the conversion and sale of PVC and
                                       1
polyethylene film for the food industry. In addition, the business includes the distribution of purchased polyester film and polypropylene food trays and other food service products.

         In May 2002, we acquired substantially all of the assets and assumed certain liabilities of Decora Industries, Inc. and its operating subsidiary, Decora Incorporated (collectively, "Decora"), a New York based manufacturer and marketer of adhesive and non-adhesive decorative and surface coverings, including plastic films and other consumer products sold under the Con-Tact(R) brand name. The initial purchase price was approximately $18 million. The assets purchased consisted of one plant in Fort Edward, New York, and related equipment used by Decora primarily to print, laminate and convert films into adhesive shelf liner. In addition, we accrued certain liabilities related to acquisition costs and expenses related to the relocation of the production facility, including severance payments to terminated employees. The final purchase price after adjustments totaled $23.2 million

         In July 2001, we acquired 100% of the outstanding stock of Uniplast Holdings, Inc., a manufacturer of multi-layer packaging films, industrial films and cast-embossed films, with operations in the United States and Canada, for an initial purchase price of approximately $56.0 million in cash and equity. In addition, we accrued certain liabilities related to acquisition costs and expenses related to the relocation of the production facility including severance payments to terminated employees. The final purchase price after adjustments totaled $59.3 million.

Industry Overview

         We manufacture and sell a variety of plastic films and flexible packaging products. Flexible packaging is the largest end market for plastic films. The plastic film industry serves a variety of flexible packaging markets, as well as secondary packaging and non-packaging end use markets, including pharmaceutical, medical, personal care, household, industrial and agricultural film markets. According to the Flexible Packaging Association, the North American market for flexible packaging was approximately $20.4 billion in 2002 and has grown at a compound annual growth rate, or CAGR, of approximately 3.9% from 1992 to 2002. Many of our plastic films are flexible packaging products as defined by the Flexible Packaging Association. However, the flexible packaging market, as defined by the Flexible Packaging Association, does not include certain of the products we sell, such as agricultural films, and includes certain products we do not sell, such as wax papers and aluminum foils. We believe, however, that trends affecting the flexible packaging industry also affect the markets for many of our other products.

         Flexible packaging is used to package a variety of products, particularly food, which accounts for approximately half of all flexible packaging shipments. Recent advancements in film extrusion and resin technology have produced new, sophisticated films that are thinner and stronger and have better barrier and sealant properties than other materials or predecessor films. These technological advances have facilitated the replacement of many traditional forms of rigid packaging with film-based, flexible packaging that is lighter, is lower in cost and has enhanced performance characteristics. For example, in consumer applications, stand-up pouches that use plastic films are now often used instead of paperboard boxes, glass jars and metal cans. In industrial markets, stretch and shrink films are often used instead of corrugated boxes and metal strapping to unitize, bundle and protect items during shipping and storage.

         All industry data presented in this report are for the year ended December 31, 2002. Unless otherwise indicated, the market share and industry data used throughout this report were obtained primarily from internal company surveys and management estimates based on these surveys and our management's knowledge of the industry. We have not independently verified any of the data from third-party sources. Similarly, internal company surveys and management estimates, while we believe them to be reliable, have not been verified by any independent sources. While we are not aware of any misstatements regarding our industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed in
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Cautionary Statement for Forward-Looking Information" in this report. Some of the industry data presented in this report were obtained from the Flexible Packaging Association. Jack E. Knott II, our Chief Executive Officer, is chairman of the Flexible Packaging Association.

Products, Markets and Customers

         Our products are sold into numerous markets for a variety of end uses. Our operations consist of three operating segments: Pliant U.S., Pliant International and Pliant Solutions. Operating segments are components of our business for which separate financial information is available that is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing performance. In previous reporting periods, we had three operating segments classified by our primary product types. During the third quarter of 2002, we reorganized our operations under our three current operating segments. Segment information in this report with respect to 2001 and 2000 has been restated for comparative purposes. For more information on our operating segments and geographic information, see Note 14 to the consolidated financial statements included elsewhere in this report.

Pliant U.S.
-----------

         Our Pliant U.S. segment manufactures and sells films and other flexible packaging products primarily in the United States. Our Pliant U.S. segment accounted for 84.5%, 87.6% and 89.3% of our net sales in 2002, 2001 and 2000, respectively. The principal products of our Pliant U.S. segment include personal care and medical films, converter films, printed products, barrier films, agricultural films, stretch films and PVC films.

         Personal Care and Medical Films. We are a leading producer of personal care films used in disposable diapers, feminine care products and adult incontinence products. Personal care films must meet diverse and highly technical specifications. We are also a specialized manufacturer of medical films. Our medical films are used in disposable surgical drapes and gowns. We also produce protective packaging for medical supplies, such as disposable syringes and intravenous fluid bags. In addition, our products include packaging for disposable medical devices.

         Converter Films. We are North America's largest producer of converter films. Converter films are sold to converters of flexible packaging who laminate them to foil, paper or other films, and/or print them, and ultimately fabricate them into the final flexible packaging product. Our converter films are a key component in a wide variety of flexible packaging products. Generally, our converter films add value by providing the final packaging product with specific performance characteristics.

         Printed Products. Our printed products include printed rollstock, bags and sheets used to package food and consumer goods. Printed bags or rollstock are sold to bakeries, fresh and frozen food processors, manufacturers of personal care products, textile manufacturers and other dry goods processors. We are the leading manufacturer of films used for frozen foods packaging in North America. In addition, we are the second largest manufacturer of films for the bread and bakery goods market in North America.

         Barrier Films. We manufacture a variety of barrier films, primarily for food packaging. We are North America's second largest producer of films for cookie, cracker and cereal box liners. We are also a leading manufacturer of barrier films for liners in multi-wall pet food bags, frozen baked goods and dry mix packaging.

         Agricultural Films. We are a leading manufacturer of polyethylene mulch films that are sold to fruit and vegetable growers and to nursery operators. Our mulch films are used extensively in North America and Latin America. Commercial growers of crops like peppers, tomatoes, cucumbers and strawberries are the primary consumers of our mulch films. We are one of North America's two largest producers of mulch films.

         Stretch Films. Our stretch films are used to bundle, unitize and protect palletized loads during shipping and storage. Stretch films continue to replace more traditional packaging, such as corrugated boxes and metal strapping, because of stretch films' lower cost, higher strength, and ease of use. We are North America's fourth largest producer of stretch films.

         PVC Films. Our PVC films are used by supermarkets, delicatessens and restaurants to wrap meat, cheese and produce. PVC films are preferred in these applications because of their clarity, elasticity and cling. We also produce PVC films for laundry and dry cleaning bags. Finally, we produce PVC films that are repackaged by us and other companies in smaller cutterbox rolls for sale in retail markets in North America, Latin America and Asia. We are the second largest producer of PVC films in North America.

        The following table presents the net sales, excluding intercompany sales, contributed by the primary divisions in our Pliant U.S. segment. The Industrial Films division includes our stretch films and PVC films product categories. The Specialty Films division includes the majority of the sales from our personal care and medical films categories, as well as the sales from our agricultural films category and sales from our facility in Newport News, Virginia, which conducts a majority of our research and development. The Converter Films division consists of our converter films product category and some sales from our personal care and medical films product categories. The Printed and Barrier Films division includes our barrier films as well as our printed products categories.

         Net sales, excluding intercompany sales (dollars in millions):

                                                           2002         2001        2000
                                                         --------     --------    --------
         Industrial Films............................    $  158.7     $  161.5    $  145.9
         Specialty Films.............................       156.0        158.7       188.7
         Converter Films.............................       220.9        210.6       197.8
         Printed and Barrier Films...................       207.0        205.3       220.8
                                                         --------     --------    --------
                                 Total Pliant U.S.       $  742.6     $  736.1    $  753.2
                                                         ========     ========    ========

Pliant International
--------------------

         Our Pliant International segment manufactures and sells films and other flexible packaging products. We have manufacturing operations located in Australia, Brazil, Canada, Germany and Mexico. These operations service Australia, Southeast Asia, Latin America, Canada, Europe and Mexico. In addition, our operation in Mexico provides the film for our Pliant Solutions segment. Our Pliant International segment accounted for 12.3%, 12.4% and 10.7% of our net sales in 2002, 2001 and 2000, respectively. The principal products of our Pliant International segment vary depending on the particular country or region.

Mexico

         Our facility in Mexico produces a variety of films and flexible packaging products. These products are sold primarily in Mexico, although we have a few customers in other Latin American countries. Our facility in Mexico manufactures personal care films, printed products and barrier films. We also sell stretch films and PVC films manufactured by our U.S. plants in Mexico and the Latin America region.

         Personal Care Films. We are a leading supplier of personal care films in Mexico. We produce both printed and unprinted films for use in disposable diapers, feminine care products and adult incontinence products.

         Printed Products. Our facility in Mexico produces printed rollstock, bags and sheets used to package food and consumer products.

         Barrier Films. We manufacture co-extruded barrier films in our Mexico facility. These films are used for cookie, cracker and cereal box liners.

         Stretch and Shrink Films. We are a leading supplier of stretch and shrink films in Mexico. Stretch films are used to bundle, unitize and protect palletized loads during shipment and storage. These stretch films are manufactured by our U.S. plants. Shrink film is produced in our Mexican operations as well as our U.S. plants for sale into this region.

         PVC Films. We also sell PVC films in Mexico. Like our stretch films, our PVC films are manufactured by our U.S. plants and shipped to customers in Mexico.

Germany

         Our facility in Germany produces PVC films primarily for sale throughout Europe. We are a leading producer of PVC films in Europe, where our films are sold primarily to supermarkets and processors of red meat and poultry. In Southern Europe, we also sell our PVC films to produce suppliers.

Australia

         Our facility in Australia produces PVC films primarily for sale in Australia, New Zealand and Southeast Asia. In this region, we sell our PVC films primarily to supermarkets, delicatessens and restaurants to wrap meat, cheese and produce. We also sell PVC films to converters that rewind and slit the PVC films for use in retail cutter boxes.

Canada

         We are a leading supplier of converter films in Canada. We manufacture converter films at both our Canadian facilities and our U.S. facilities for sale in Canada. In Canada, we sell our converter films primarily to converters of flexible packaging, distributors and end users.

Pliant Solutions
----------------

         Our Pliant Solutions segment consists primarily of the consumer products business we acquired from Decora in May 2002. Net sales of the Pliant Solutions segment since the acquisition date accounted for 3.2% of our net sales in 2002. Our Pliant Solutions segment manufactures and markets decorative and surface coverings, including self-adhesive and non-adhesive coverings, primarily in the United States and Canada. We market these consumer products primarily under the Con-Tact(R) brand name, which is considered to be the most recognized brand of consumer decorative and surface coverings.

         Decorative and surface coverings are manufactured through the conversion of various films into consumer packaged goods. These products are sold by retailers to consumers for a wide range of applications, including shelf-lining, decorative accenting, glass covering, surface repair, resurfacing and arts and crafts projects. Product lines currently marketed by our Pliant Solutions segment under the Con-Tact(R) brand name include multipurpose decorative coverings, Shelf Liner(TM), Grip Liner(TM) and glass coverings. Consumers purchase these products based upon their ease of application, design, durability and price.

         We believe we are the largest provider of decorative and surface coverings in the United States, which we attribute to the strength of our Con-Tact(R) brand name. In North America, we sell our Con-Tact(R) brand products primarily to retailers, including mass merchants, home centers, specialty stores, grocery stores, and drug stores.

Sales and Marketing

         Because of our broad range of product offerings and customers, our sales and marketing efforts are generally specific to a particular product, customer or geographic region. We market in various ways, depending on both the customer and the product. However, most of our salespeople are dedicated to a specific product line and sometimes to specific customers.

         The majority of our films are sold by our own direct sales force. These salespeople are supported by customer service and technical specialists assigned to each salesperson, and in some cases, to specific customers. In addition, certain of our personal care and barrier films, and all of our agricultural films are sold through brokers in the United States. Most of our printed products are sold domestically through brokers. National grocery chains and some smaller customer accounts are serviced by our own direct sales force.

         Our stretch films and PVC films are generally sold to distributors, although we also sell stretch films directly to large national accounts. We have an independent contract sales force that sells our stretch films to national and regional distributors. Our PVC films are sold by our own sales force to regional and national distributors, directly to national grocery chains, and directly to converters, who repackage the film into cutterbox rolls for sale in retail markets.

         No single customer accounted for more than 10% of our net sales for the year ended December 31, 2002.

Manufacturing

         Over the past three years, excluding acquisitions, we have invested a total of $171.3 million to expand, upgrade and maintain our asset base and information systems. With 26 plants, we are often able to allocate lines to specific products. Our multiple manufacturing sites and varied production capabilities also allow us to offer multiple plant service to our national customers. Generally, our manufacturing plants operate 24 hours a day, seven days a week.

         We manufacture our film products using both blown and cast extrusion processes. In each process, thermoplastic resin pellets are combined with other resins, plasticizers or modifiers in a controlled, high-temperature, pressurized process to create films with specific performance characteristics. Blown film is produced by extruding molten resin through a circular die and chilled air ring to form a bubble. In the cast film process, molten resin is extruded through a horizontal die onto a chill roll, where the film is quickly cooled. These two basic film manufacturing processes produce films with uniquely different performance characteristics. Cast films are generally clearer, softer and more uniform in thickness. Blown films offer enhanced physical properties, such as increased tear and puncture resistance and better barrier protection.

         We also produce a significant amount of printed films and bags. We employ both flexographic and rotogravure printing equipment in our printing operations.

Technology and Research and Development

         We believe our technology base and research and development support provide critical support to our business and customers. Our research and development group provides the latest resin and extrusion technology to our manufacturing facilities and allows us to test new resins and process technologies. Our technical center in Newport News, Virginia has a pilot plant that allows the technical center to run commercial "scale-ups" for new products. We are able to use our broad product offerings and technology to transfer technological innovations from one market to another.

         Our technical representatives often work with customers to help them develop new, more competitive products. This allows us to enhance our relationships with these customers by providing the technical service needed to support commercialization of new products and by helping them to improve operational efficiency and quality throughout a product's life cycle.

         We spent $8.1 million, $9.8 million and $8.6 million on research and development in 2002, 2001 and 2000, respectively, before giving effect to revenues from pilot plant sales.

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

Raw Materials

         Polyethylene, PVC, polypropylene and other resins and additives constitute the major raw materials for our products. We purchase most of our resin from major oil companies and petrochemical companies in North America. For the year ended December 31, 2002, resin costs comprised approximately 62% of our total manufacturing costs. The price of resins is a function of, among other things, manufacturing capacity, demand, and the price of crude oil and natural gas feedstocks. Resin shortages or significant increases in the price of resin could have a significant adverse effect on our business.

         We are currently experiencing a period of extreme uncertainty with respect to resin supplies and prices. High crude oil and natural gas pricing, resulting in part from harsh winter weather conditions in the eastern United States and uncertainties regarding the situation with Iraq, have had a significant impact on the price and supply of resins. Many major suppliers of resin have announced price increases to cover their increases in feedstock costs. While the prices of our products generally fluctuate with the price of resins, certain of our customers have contracts that limit our ability to pass the full cost of higher resin pricing through to our customers immediately. Further, competitive conditions in our industry may make it difficult for us to sufficiently increase our selling prices for all customers to reflect the full impact of increases in raw material costs. If this period of high resin pricing continues, we may be unable to pass on the entire effect of the price increases to our customers, which would adversely affect our profitability and working capital. In addition, further increases in crude oil and natural gas prices could make it difficult for us to obtain an adequate supply of resin from manufacturers affected by these factors.

Employees

         As of February 28, 2003, we had approximately 3,250 employees, of which approximately 1,000 employees were subject to a total of 12 collective bargaining agreements that expire on various dates between February 19, 2004 and March 7, 2007. We consider our current relations with our employees to be good. However, if major work disruptions were to occur, our business could be adversely affected.

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

Competition

         The markets in which we operate are highly competitive on the basis of service, product quality, product innovation and price. Small and medium-sized manufacturers that compete primarily in regional markets service a large portion of the film and flexible packaging market, and there are relatively few large national manufacturers. In addition to competition from many smaller competitors, we face strong competition from a number of large film and flexible packaging companies. Some of our competitors are substantially larger, are more diversified, and have greater resources than we have, and, therefore, may have certain competitive advantages.

Available Information

         We file annual, quarterly and current reports and other information with the Securities and Exchange Commission (the "SEC" or the "Commission"). You can inspect and copy these materials at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Copies of these materials can also be obtained by mail at prescribed rates from the SEC's Public Reference Room at the above address. You can obtain information about the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the SEC's Internet site is http://www.sec.gov.

         We maintain an Internet web site at http://www.pliantcorp.com. We do not currently make our annual, quarterly and current reports available on or through our web site. We do not have publicly traded stock, and copies of our reports are mailed to holders of our outstanding debt securities under the terms of our indentures. In addition, we believe virtually all of our investors and potential investors in our debt securities have access to our reports through the SEC's web site or commercial services. Therefore, we do not believe it is necessary to make our reports available through our web site. We also provide electronic or paper copies of our filings free of charge upon request.

ITEM 2.       PROPERTIES

         Our principal executive offices are located at 1475 Woodfield Road, Suite 700, Schaumburg, Illinois 60173. We own most of the improved real property and other assets used in our operations. We lease all or part of seven of the sites at which we have manufacturing operations. We also lease warehouse and office space at various locations. We consider the condition of our plants, warehouses and other properties and the other assets owned or leased by us to be generally good.

         In an effort to maximize the efficiency of our facilities, we closed and disposed of a number of facilities in 2000, 2001 and 2002, including certain facilities acquired in connection with recent acquisitions. Production from these facilities was moved in large part to plants that were not operating at capacity. During 2000, we closed a facility in Dallas, Texas. In 2001, we closed a facility in Birmingham, Alabama, two facilities in Palmer, Massachusetts, a facility in Columbus, Indiana and a part of our facility in Toronto, Canada. During 2002, we commenced a process to consolidate our two plants in Mexico. In addition, during the fourth quarter of 2002 we substantially completed the closure of our facility in Merced, California and a portion of our plant in Shelbyville, Indiana. The remaining portion of the Shelbyville, Indiana plant continues to operate as part of the Alliant joint venture. Alliant is a joint venture between us and Supreme Plastics Ltd., a company based in the United Kingdom. Alliant manufactures and sells recloseable zipper products. We have also commenced the process of closing a facility in Fort Edward, New York, which was acquired as part of the Decora acquisition, and have moved the production to our facilities in Mexico and Danville, Kentucky.

         We have an annual film production capacity of approximately one billion pounds. Our principal manufacturing plants are listed below. Unless otherwise indicated, we own each of these properties.

                 Location                                   Products
                 --------                                   --------
         Pliant U.S.
         -----------
         Barrie, Canada*                       PVC and polyethylene films
         Bloomington, Indiana*                 Barrier and custom films
         Burrillville, Rhode Island            Converter films
         Calhoun, Georgia                      PVC films
         Chippewa Falls, Wisconsin             Converter and personal care films
         Dalton, Georgia                       Converter, barrier and custom films
         Danville, Kentucky                    Stretch and converter films
         Deerfield, Massachusetts              Converter films
         Harrington, Delaware                  Personal care, medical and converter films
         Kent, Washington                      Printed bags and rollstock
         Langley, British Columbia*            Printed bags and rollstock
         Lewisburg, Tennessee                  Stretch films
         Macedon, New York+                    Personal care films, printed bags and rollstock
         McAlester, Oklahoma                   Personal care, medical and converter films
         Newport News, Virginia                Research facility and pilot plant
         Odon, Indiana*                        Barrier and custom films
         Shelbyville, Indiana                  Reclosable zipper products
         Toronto, Canada                       PVC films
         Washington, Georgia                   Personal care, medical and agricultural films

         Pliant International
         --------------------

         Mexico City, Mexico*                  Barrier and personal care films, printed bags and rollstock
         Orillia, Canada (two plants)          Converter films
         Phillipsburg, Germany                 PVC films
         Porte Allegra, Brazil                 Personal care bags
         Preston, Australia*                   PVC films

         Pliant Solutions
         ----------------

         Danville, Kentucky*                   Packaging and distribution

-------------------------
*  Indicates a leased building.
+  Indicates a building that is approximately 95% owned and 5% leased.

ITEM 3.       LEGAL PROCEEDINGS

         On November 19, 2001, S.C. Johnson & Son, Inc. and S.C. Johnson Home Storage, Inc. (collectively, "S.C. Johnson") filed a complaint against us in the U.S. District Court for the District of Michigan, Northern Division (Case No. 01-CV-10343-BC). The complaint alleges misappropriation of proprietary trade secret information relating to certain componentry used in the manufacture of reclosable "slider" bags. We counterclaimed alleging that S.C. Johnson misappropriated certain of our trade secrets relating to the extrusion of flange zipper and unitizing robotics. Both the S.C. Johnson complaint and our counterclaim seek damages and injunctive and declaratory relief. Discovery in this proceeding is currently set to close on April 30, 2003. We intend to resist S.C. Johnson's claims and to pursue our counterclaim vigorously. We do not believe this proceeding will have a material adverse affect on our financial condition or results of operations.

         We are involved in other litigation matters from time to time in the ordinary course of our business. In our opinion, none of such litigation is material to our financial condition or results of operations.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We did not submit any matters to a vote of security holders during the fourth quarter of 2002.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

Market Information, Holders and Dividends

         At March 28, 2003, we had 576,878 shares of common stock outstanding and there were 37 holders of record of our common stock. There is no established trading market for our common stock.

         We have not declared or paid any cash dividends on our common stock during the last two years and do not anticipate paying any cash dividends in the foreseeable future. The indentures governing our outstanding debt securities contain certain restrictions on the payment of cash dividends with respect to our common stock, and our credit facilities also restrict such payments. In addition, the terms of our outstanding Series A Preferred Stock restrict the payment of cash dividends with respect to our common stock unless all accrued dividends on the Series A Preferred Stock have been paid.

Recent Sales of Unregistered Securities

         During the year ended December 31, 2002, we issued options to purchase 20,425 shares of our common stock to some of our officers and other employees pursuant to our 2000 stock incentive plan. We issued these options in exchange for services at an exercise price of $483.13 per share. We believe that the issuance of these options was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof or Regulation D thereunder because this issuance did not involve a public offering or sale. No underwriters, brokers or finders were involved in this transaction.

ITEM 6.       SELECTED FINANCIAL DATA

         The following selected financial data have been summarized from our consolidated financial statements and are qualified in their entirety by reference to, and should be read in conjunction with, such consolidated financial statements and the notes thereto included elsewhere in this report and
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                           Years Ended December 31,
                                                                         --------------------------------------------------------
                                                                           2002        2001        2000        1999        1998
                                                                         --------    --------    --------    --------    --------
                                                                                             (Dollars in Millions)
Statement of Operations Data:
Net sales ............................................................   $  879.2    $  840.4    $  843.8    $  813.7    $  681.1
Cost of sales ........................................................      714.5       665.1       696.7       655.7       561.6
                                                                         --------    --------    --------    --------    --------
Gross profit .........................................................      164.7       175.3       147.1       158.0       119.5
Total operating expenses(1) ..........................................      136.6       101.1       132.7        82.0        70.1
                                                                         --------    --------    --------    --------    --------
Operating income .....................................................       28.1        74.2        14.4        76.0        49.4

Interest expense .....................................................      (75.3)      (76.0)      (68.5)      (44.0)      (37.5)

Other income (expense), net ..........................................        2.3         6.5         0.3         0.4        (0.8)
                                                                         --------    --------    --------    --------    --------

Income (loss) before income taxes, discontinued operations and
   extraordinary item ................................................      (44.9)        4.7       (53.8)       32.4        11.1
Income tax expense (benefit) .........................................       (1.5)        6.8       (14.3)       14.1         8.6
                                                                         --------    --------    --------    --------    --------

Income (loss) before discontinued operations and extraordinary item ..      (43.4)       (2.1)      (39.5)       18.3         2.5
Income from discontinued operations(2) ...............................         --          --          --          --         0.6
Gain on sale of discontinued operations(2) ...........................         --          --          --          --         5.2
Extraordinary item(3) ................................................         --          --       (11.3)         --          --
                                                                         --------    --------    --------    --------    --------
Net income (loss) ....................................................   $  (43.4)   $   (2.1)   $  (50.8)   $   18.3    $    8.3
                                                                         ========    ========    ========    ========    ========

Other Financial Data:
Adjusted EBITDA(4) ...................................................   $  121.6       141.8    $  107.6    $  113.9    $   81.5
Cash flows from operating activities .................................       43.6        30.3        60.3        51.4        45.5
Cash flows from investing activities .................................      (55.2)      (87.3)      (65.6)      (46.0)     (314.8)
Cash flows from financing activities .................................       12.4        55.0         0.3       (16.7)      275.9
Depreciation and amortization ........................................       46.9        47.0        39.5        35.0        27.1
Restructuring and other costs(1) .....................................       43.1        (4.6)       19.4         2.5         4.9
Non-cash stock-based compensation expense ............................         --         7.0         2.6         0.8          --
Capital expenditures .................................................       49.2        56.4        65.6        35.7        52.1
Ratio of earnings to fixed charges(5) ................................         --         1.1x         --         1.7x        1.3x

Balance Sheet Data (at period end):
Cash and cash equivalents ............................................   $    1.6    $    4.8    $    3.1    $    9.1    $   19.2
Working capital ......................................................       45.8        58.4        57.6       103.8        93.4
Total assets .........................................................      853.2       851.7       785.0       769.0       734.3
Total debt ...........................................................      736.4       713.3       687.4       510.4       524.9
Total liabilities ....................................................      960.1       903.0       885.9       675.4       662.5
Redeemable preferred stock(6) ........................................      150.8       126.1        88.7          --          --
Redeemable common stock ..............................................       13.0        16.8        16.5         2.9         1.2
Stockholders' equity (deficit) .......................................     (270.9)     (194.5)     (206.0)       90.7        70.6

(1) Total operating expenses for 2002 include $43.1 million of restructuring and other costs, including $19.2 million related to the closure of our plant in Merced, California, a portion of our plant in Shelbyville, Indiana, a part of our plant in Toronto, Canada, one of our plants in Mexico, and our Fort Edward, New York facility (acquired as part of the Decora acquisition). In addition, these costs reflect $7.9 million for the costs of relocating several of our production lines related to plant closures and costs associated with production rationalizations at several plants. Total operating expenses for 2002 also include $7.4 million related to severance costs, including benefits for several company-wide workforce reduction programs that were completed in 2002. A $8.6 million charge for the impairment of goodwill on our Pliant International segment is also reflected in total operating expenses for 2002.

         Total operating expenses for 2001 include $7.0 million of non-cash stock-based compensation expense, $3.0 million of restructuring and other costs, $4.0 million for expenses related to the relocation of our corporate headquarters, $6.0 million of fees and expenses relating to our supply chain cost initiative, and a $3.0 million increase in depreciation expenses relating primarily to the purchase of a new computer system. In addition, total operating expenses for 2001 includes a credit for $7.6 million related to the reversal of the previously accrued charge for the closure of our Harrington plant. In 2001, we decided not to proceed with our previously announced closure of our Harrington plant. Total operating expenses for 2000 include $10.8 million of costs related to the recapitalization and related transactions, $10.8 million of fees and expenses relating to our supply chain cost initiative, $19.4 million of restructuring and other costs, $7.1 million of costs related to the relocation of our corporate headquarters and a reduction in force, and $2.6 million of non-cash stock-based compensation expense.

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

(4) Adjusted EBITDA reflects income before discontinued operations, extraordinary items, interest expense, income taxes, depreciation, amortization, restructuring and other costs, all non-cash charges and certain other adjustments defined by our credit agreement. We believe that adjusted EBITDA information enhances an investor's understanding of a company's ability to satisfy principal and interest obligations with respect to its indebtedness and to utilize cash for other purposes. In addition, EBITDA is used as a measure in our indentures and credit agreement in determining our compliance with certain covenants. However, the EBITDA as defined in the indentures for debt incurrence purposes and consolidated EBITDA as defined in the credit agreement for covenant compliance purposes are computed with additional adjustments not reflected in the adjusted EBITDA presented in the table. These additional adjustments consist primarily of pre-acquisition earnings of acquisitions and related synergistic cost savings. Adjusted EBITDA does not represent and should not be considered as an alternative to net income or cash flows from operating activities as determined by U.S. generally accepted accounting principles and may not be comparable to other similarly titled measures of other companies. In addition, there may be contractual, legal, economic or other reasons which may prevent us from satisfying principal and interest obligations with respect to our indebtedness and may require us to allocate funds for other purposes. A reconciliation of adjusted EBITDA to net income as set forth in our consolidated statements of operations is as follows (dollars in millions):

                                                         2002      2001       2000       1999     1998
                                                        ------    ------     ------     ------   ------
         Net income (loss) ..........................   $(43.4)   $ (2.1)    $(50.8)    $ 18.3   $  8.3
         Adjustments:
         Extraordinary item .........................       --        --       11.3         --       --
         Gain on sale of discontinued operations ....       --        --         --         --     (5.2)
         Income from discontinued operations ........       --        --         --         --     (0.6)
         Income tax expense (benefit) ...............     (1.5)      6.8      (14.3)      14.1      8.6
         Interest expense ...........................     75.3      76.0       68.5       44.0     37.5
         Depreciation and amortization ..............     46.9      47.0       39.5       35.0     27.1
         Restructuring and other costs ..............     43.1      (4.6)      19.4        2.5      4.9
         Other non-cash charges and net adjustments
         for certain unusual items ..................      1.2      18.7*      34.0*        --      0.9
                                                        ------    ------     ------     ------   ------

         Adjusted EBITDA ............................   $121.6    $141.8     $107.6     $113.9   $ 81.5
                                                        ======    ======     ======     ======   ======

         * See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year ended December 31, 2001 Compared with the Year Ended December 31, 2000 - Operating expenses before restructuring and other costs" for a discussion of unusual items in 2001 and 2000.


(5) For purposes of this ratio, earnings consist of income before income taxes plus fixed charges. Fixed charges consist of (i) interest, whether expensed or capitalized, (ii) amortization of debt issuance costs and (iii) an allocation of one-third of the rental expense from operating leases, which we consider to be a reasonable approximation of the interest factor of operating lease payments. In 2002 and 2000, earnings were insufficient to cover fixed charges by approximately $44.9 million and $53.8 million, respectively.

(6) The amount presented for 2002 includes proceeds of $131.0 million from the issuance of preferred stock in 2000 and 2001, plus the accrued and unpaid dividends of $49.6 million, less the unamortized discount due to detachable preferred stock warrants and unamortized issuance costs totaling $29.8 million.


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

General

         We derive our revenues, earnings and cash flows from the sale of film and flexible packaging products throughout the world. We manufacture these products at 26 facilities located in North America, Latin America, Europe and Australia. Our net sales have grown primarily as a result of strategic acquisitions made over the past several years, increased levels of production at acquired facilities, return on capital expenditures and the overall growth in the market for film and flexible packaging products. In addition, as discussed below under "Recent Acquisitions," we recently acquired a consumer products business that manufactures and sells products under the Con-Tact(R) brand name.

Acquisitions in 2002 and 2001

         In August 2002, we purchased substantially all of the assets and assumed certain liabilities of the business of Roll-O-Sheets Canada Limited ("Roll-O-Sheets"). The Roll-O-Sheets business consists of one plant in Barrie, Canada engaged in the conversion and sale of PVC and polyethylene film for the food industry. In addition, the business includes the distribution of purchased polyester film, polypropylene food trays and other food service products.

         In May 2002, we acquired substantially all of the assets and assumed certain liabilities of Decora Industries, Inc. and its operating subsidiary, Decora Incorporated (collectively, "Decora"), a New York based manufacturer and reseller of printed, plastic films, including plastic films and other consumer products sold under the Con-Tact(R) brand name. Our purchase of Decora's assets was approved by the United States Bankruptcy Court. The initial purchase price was approximately $18 million. The purchase price was negotiated with the creditors committee and was paid in cash using borrowings from our existing revolving credit facility. The assets purchased consisted of one plant in Fort Edward, New York, and related equipment used by Decora primarily to print, laminate and convert films into adhesive shelf liner. We have commenced the process of closing the Decora plant in Fort Edward, New York and have moved the production to our facilities in Mexico and Danville, Kentucky. The final purchase price after adjustments totaled $23.2 million.

         In July 2001, we acquired 100% of the outstanding stock of Uniplast Holdings, Inc. ("Uniplast"), a manufacturer of multi-layer packaging films, industrial films and cast-embossed films, with operations in the United States and Canada, for an initial purchase price of approximately $56.0 million in cash and equity. In connection with the acquisition of Uniplast, we announced a plan to close three of Uniplast's six plants, move certain purchased assets to other locations and terminate certain of the sales, administration and technical employees of Uniplast. All three of these plants were closed in 2001 and sold in the first six months of 2002. The final purchase price after adjustments totaled $59.3 million.

         We expect to continue to make acquisitions as opportunities arise within the constraints of our credit facilities, as amended. However, we cannot make an acquisition under the terms of our amended credit facilities unless our leverage ratio will be equal to or less than 4.0 to 1.0 after the acquisition is completed.

Critical Accounting Policies

         In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of financial statements in conformity with generally accepted accounting principles. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe the following discussion addresses our most critical accounting policies. These policies require management to exercise judgments that are often difficult, subjective and complex due to the necessity of estimating the effect of matters that are inherently uncertain.

         Revenue Recognition. Sales revenue is recognized when title transfers, the risks and rewards of ownership have been transferred to the customer, the price is fixed and determinable and collection of the related receivable is probable, which is generally at the time of shipment.

         We have several rebate programs with certain of our customers and a cash discount program on accounts receivable. These costs are estimated at the time of sale and are reported as a reduction to sales revenue. Periodic adjustments are made as a part of our ongoing evaluation of all receivable related allowances.

         Accounts Receivable. We evaluate accounts receivable on a quarterly basis and review any significant customers with delinquent balances to determine future collectibility. We base our determinations on legal issues (such as bankruptcy status), past history, current financial and credit agency reports, and the experience of the credit representatives. We reserve accounts that we deem to be uncollectible in the quarter in which we make the determination. We maintain additional reserves based on our historical bad debt experience. Although there is a greater risk of uncollectibility in an economic downturn, we believe, based on past history and proven credit policies, that the net accounts receivable as of December 31, 2002 are of good quality.

         Goodwill and Other Identifiable Intangible Assets. Goodwill associated with the excess purchase price over the fair value of assets acquired is currently not amortized. We have determined that certain of our trademarks have indefinite lives, and thus they are not amortized. This is in accordance with Statements of Financial Accounting Standards No. 142 effective for fiscal years beginning after December 15, 2001. Goodwill and trademarks are currently tested annually for impairment or more frequently if circumstances indicate that they may be impaired. Other identifiable intangible assets, such as customer lists, and other intangible assets are currently amortized on the straight-line method over their estimated useful lives. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may be less than the undiscounted cash flows.

         Retirement Plans. We value retirement plan assets and liabilities based on assumptions and actuarial valuations. Assumptions for the retirement plans are subject to the occurrence of future events, which are out of our control and could differ materially from the amounts currently reported.

         Insurance. Our insurance for worker's compensation and employee-related health care benefits are covered using high deductible insurance policies. A third-party administrator is used to process such claims. We require all worker's compensation claims to be reported within 24 hours. As a result, we accrue our worker's compensation liability based upon the claim reserves established by the third-party administrator each month. Our employee health insurance benefit liability is based on our historical claims experience rate. Our earnings would be impacted to the extent actual claims vary from historical experience. We review our accruals associated with the exposure to these liabilities for adequacy at the end of each reporting period.

         Deferred Taxes. We record deferred tax assets and liabilities for the differences in the carrying amounts of assets and liabilities for financial and tax reporting purposes. Deferred tax assets include amounts for net operating loss, foreign tax credit and alternative minimum tax credit carryforwards. Valuation allowances are recorded for amounts that management believes are not recoverable in future periods.

Results of Operations

         The following table sets forth net sales, expenses, and operating income, and such amounts as a percentage of net sales, for the years ended December 31, 2002, 2001 and 2000.

                                                         Year Ended December 31,
                                      -------------------------------------------------------
                                            2002               2001                 2000
                                      ---------------    ----------------     ---------------
                                                           (dollars in millions)
Net sales .........................   $879.2    100.0%   $840.4     100.0%    $843.8    100.0%
Cost of sales .....................    714.5     81.3     665.1      79.2      696.7     82.6
                                      ------   ------    ------    ------     ------   ------
Gross profit ......................    164.7     18.7     175.3      20.8      147.1     17.4
Operating expenses before
   restructuring and other costs ..     93.5     10.6     105.7      12.6      113.3     13.4
Restructuring and other costs .....     43.1      4.9      (4.6)     (0.6)      19.4      2.3
                                      ------   ------    ------    ------     ------   ------
Total operating expenses ..........    136.6     15.5     101.1      12.0      132.7     15.7
                                      ------   ------    ------    ------     ------   ------
Operating income ..................   $ 28.1      3.2%   $ 74.2       8.8%    $ 14.4      1.7%
                                      ======   ======    ======    ======     ======   ======


Year Ended December 31, 2002 Compared with the Year Ended December 31, 2001

         Net sales. Net sales increased by $38.8 million, or 4.6%, to $879.2 million for 2002 from $840.4 million for 2001. An increase in sales volume of 7.2% was partially offset by a decrease in selling prices of 2.4 cents per pound, or 2.4%. See "Operating Segment Review" below for a detailed discussion of sales volumes and selling prices by segment and division.

         Gross profit. Gross profit decreased by $10.6 million, or 6.0%, to $164.7 million for 2002 from $175.3 million for 2001. This decrease was primarily due to lower margins, partially offset by the effect of higher sales volumes. See "Operating Segment Review" below for a detailed discussion of the margin variances by segment.

         Operating expenses before restructuring and other costs. Operating expenses before restructuring and other costs decreased $12.2 million, or 11.5%, to $93.5 million for 2002 from $105.7 million for 2001. This decrease was due primarily to stock based compensation expenses of $7.0 million in 2001, and reductions in operating expenses due to cost reduction programs implemented in 2002. In addition, expenses for 2001 included $6.0 million related to fees and expenses incurred in connection with a company-wide supply chain cost initiative. These decreases were partially offset by additional selling and general expenses of $5.9 million related to the Decora acquisition (the Pliant Solutions segment) and a $2.6 million charge for bad debts in 2002.

         Restructuring and other costs. Restructuring and other costs increased to $43.1 million for 2002 from a credit of $4.6 million in 2001. Restructuring and other costs for 2002 reflect approximately $13.2 million related to the partial closure of our Shelbyville, Indiana facility (including non-cash charges of $12.2 million related to impaired assets), $3.7 million related to the closure of our Merced, California facility (including non-cash charges of $0.7 million related to impaired assets), $3.9 million related to costs associated with moving production lines purchased in the Uniplast acquisition, approximately $7.4 million related to severance costs related to several company-wide workforce reduction programs implemented in 2002, approximately $2.3 million related to costs associated with moving production equipment from our Fort Edward, New York facility to our Mexico facility (including the costs associated with the closure of the Fort Edward plant acquired in the Decora acquisition), a non-cash charge of $1.0 million related to the impairment of certain manufacturing assets in our U.S. plants, a non-cash charge of $8.6 million related to the impairment of goodwill in our International segment and approximately $3.0 million related to other costs associated with re-alignment of production resources at several other plants. See Note 4 to the consolidated financial statements included elsewhere in this report.

         Due to our decision not to proceed with the previously announced closure of our Harrington plant, approximately $7.6 million of the costs accrued for plant closures in 2000 was credited to plant closing costs in 2001. This credit was partially offset by $3.0 million of plant closing costs incurred during the fourth quarter of 2001, related primarily to the relocation of production lines as a result of the Uniplast acquisition.

         Operating income. Operating income decreased $46.1 million, or 62.1%, to $28.1 million for 2002 from $74.2 million for 2001 for the reasons discussed above.

         Interest expense. Interest expense decreased $0.7 million, or 1%, to $75.3 million for 2002 from $76.0 million for 2001. The decrease in interest expense, which resulted from lower outstanding term loans, due to repayments, and lower interest rates applicable to our term debt and revolving credit facilities, due to a decrease in LIBOR, was partially offset by higher interest costs from the issuance of an additional $100 million of subordinated debt in April 2002.

         Other income (expense). Other income decreased $4.2 million to $2.3 million in 2002 from $6.5 million for 2001. The decrease reflects an amount of other income for the 2001 period that was primarily due to the proceeds and assets received from a settlement with a potential customer in the second quarter of 2001.

         Income tax expense (benefit). In 2002 our income tax benefit was $1.5 million, compared to an income tax expense of $6.8 million in 2001. These amounts represent effective tax rates of 3.3% and 143.8% for the years ended December 31, 2002 and 2001, respectively. The fluctuation in income tax expense (benefit) relates primarily to the fluctuation in our income (loss) before income taxes for the years presented. The fluctuation in the effective tax rate is principally the result of foreign tax rate differences, the provision for valuation allowances and the amortization of goodwill in 2001. These differences increase the effective tax rate in years in which we have pretax profit and decrease our effective tax rate in years in which we have pretax loss. Pretax loss in 2002 was $44.9 million as compared to pretax income of $4.7 million in 2001. As of December 31, 2002, our deferred tax assets totaled approximately $79.1 million, of which $46.2 million related to net operating loss carryforwards. Our deferred tax liabilities totaled approximately $84.0 million. Due to uncertainty regarding the timing of the future reversals of existing deferred tax liabilities we have recorded a valuation allowance of approximately $3.8 million to offset the deferred tax asset relating to the net operating loss carryforwards. Due to uncertainty regarding the realization of our foreign tax credit carryforwards, we have recorded a valuation allowance of approximately $7.0 million to offset all of our foreign tax credit carryforwards.

Year Ended December 31, 2001 Compared with the Year Ended December 31, 2000

         Net sales. Net sales decreased by $3.4 million, or 0.4%, to $840.4 million for 2001 from $843.8 million for 2000. A decrease in selling prices of
6.0 cents per pound, or 5.9%, was partially offset by an increase in sales volume of 5.8%. See "Operating Segment Review" below for a detailed discussion of sales volumes and selling prices by segment and division.

         Gross profit. Gross profit increased by $28.2 million, or 19.2%, to $175.3 million for 2001 from $147.1 million for 2000. This increase was primarily due to the effect of higher sales volumes and improved margins. See "Operating Segment Review" below for a detailed discussion of the margin variances by segment.

         Operating expenses before restructuring and other costs. Operating expenses before restructuring and other costs decreased $7.6 million, or 6.7%, to $105.7 million for 2001 from $113.3 million for 2000. As a percentage of sales, our operating expenses were relatively high in both periods due to several unusual items in 2001 and 2000.

         The unusual items in 2001 included:

          o    $7.0 million of non-cash stock compensation costs;
          o $4.0 million related to the relocation of our corporate offices from Salt Lake City, Utah to Schaumburg, Illinois;
          o $6.0 million related to fees and expenses incurred in connection with a company-wide supply chain cost initiative; and
          o $3.0 million increase in depreciation expenses due primarily to new computer systems.

         The unusual items in 2000 included:

          o    $10.8 million of costs related to the recapitalization;

          o $10.8 million related to fees and expenses incurred in connection with a company-wide supply chain cost initiative;
          o $7.1 million related to a company-wide work force reduction program; and
          o    $2.6 million of non-cash stock compensation costs.

         Restructuring and other costs. Restructuring and other costs for 2001 consisted of a credit of $4.6 million as compared to restructuring and other expenses of $19.4 million in 2000. Due to our decision not to proceed with the previously announced closure of our Harrington plant, approximately $7.6 million of the costs accrued for plant closures in 2000 were credited to plant closing costs in 2001. This credit was partially offset by $3.0 million of plant closing costs incurred during the fourth quarter of 2001, related primarily to the relocation of production lines as a result of the Uniplast acquisition. The restructuring and other costs for 2000 included costs related to the closure of our facilities in Birmingham, Alabama and Dallas, Texas. In addition, the restructuring and other costs for 2000 included costs for the expected closure of our Harrington facility.

         Operating income. Operating income increased $59.8 million to $74.2 million for 2001 from $14.4 million for 2000 for the reasons discussed above.

         Interest expense. Interest expense increased by $7.5 million, or 11%, to $76.0 million for 2001 from $68.5 million for 2000. This increase was principally a result of the recapitalization in May 2000. The increased interest expense attributable to increased borrowings was partially offset by a reduction in LIBOR, which decreased the variable interest rate on our term debt.

         Income tax expense (benefit). In 2001, our income tax expense was $6.8 million, compared to an income tax benefit of $14.2 million in 2000. These amounts represent effective tax rates of 143.8% and 26.5% for the years ended December 31, 2001 and 2000, respectively. The fluctuation in income tax expense (benefit) relates primarily to the fluctuation in our income (loss) before income taxes for the years presented. The fluctuation in the effective tax rate is principally the result of foreign tax rate differences and amortization of goodwill, which are relatively fixed and therefore have a greater impact on the effective rate in years in which our pre-tax income or loss is relatively low. Pretax income in 2001 was $4.7 million as compared to a pre-tax loss of $53.8 million in 2000. As of December 31, 2001, our deferred tax assets totaled approximately $46.0 million of which $30.6 million related to net operating loss carryforwards. Our deferred tax liabilities totaled $69.6 million. Due to uncertainty regarding the realization of our foreign tax credit carryforwards, we have recorded a valuation allowance of approximately $1.9 million to offset all of our foreign tax credit carryforwards.

Operating Segment Review

General

         Operating segments are our components for which separate financial information is available that is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing performance. We evaluate the performance of our operating segments based on net sales (excluding intercompany sales) and segment profit. The segment profit reflects income before discontinued operations, extraordinary items, interest expense, income taxes, depreciation, amortization, restructuring and other costs, all non-cash charges and certain other adjustments defined by our credit agreement. For more information on our operating segments, including a reconciliation of segment profit to net income, see Note 14 to the consolidated financial statements included elsewhere in this report. The total of the segment profit amounts presented in this section for our three operating segments and unallocated corporate expenses equals the consolidated adjusted EBITDA disclosed in Item 6, "Selected Financial Data."

         In previous reporting periods we had three reporting segments classified by product types: Specialty Films, Design Products and Industrial Films. During the third quarter of 2002, we reorganized our operations under three new operating segments: Pliant U.S., Pliant International and Pliant Solutions. Segment information below with respect to 2001 and 2000 has been restated for comparative purposes.

Summary of segment information (in millions of dollars):

                                                                           Unallocated
                                         Pliant      Pliant       Pliant    Corporate
                                          U.S.    International  Solutions   Expenses      Total
                                        --------  -------------  ---------   --------    --------
         Year ended December 31, 2002
         ----------------------------
         Net sales                      $  742.6     $  108.3     $   28.3   $     --    $  879.2
                                        --------     --------     --------   --------    --------
         Segment profit                    118.0         15.6          2.7      (14.7)      121.6
                                        --------     --------     --------   --------    --------
         Total assets                      659.8        104.0         27.6       61.8    $  853.2
                                        --------     --------     --------   --------    --------

         Year ended December 31, 2001
         ----------------------------
         Net sales                      $  736.1     $  104.3           --   $     --    $  840.4
                                        --------     --------     --------   --------    --------
         Segment profit                    136.5         19.4           --      (14.1)      141.8
                                        --------     --------     --------   --------    --------
         Total assets                      685.0        113.4           --       53.3       851.7
                                        --------     --------     --------   --------    --------

         Year ended December 31, 2000
         ----------------------------
         Net sales                      $  753.2     $   90.6           --   $     --    $  843.8
                                        --------     --------     --------   --------    --------
         Segment profit                    110.4         17.1           --      (19.9)      107.6
                                        --------     --------     --------   --------    --------
         Total assets                      626.6         90.6           --       67.8       785.0
                                        --------     --------     --------   --------    --------

Year Ended December 31, 2002 Compared with the Year Ended December 31, 2001

Pliant U.S.
-----------

         Net sales. The net sales of our Pliant U.S. segment increased $6.5 million, or 0.9%, to $742.6 million for 2002 from $736.1 million for 2001. This increase was primarily due to a 4.9% increase in our sales volumes, partially offset by a decrease in our average selling prices of 3.9 cents per pound, or 3.8%. The increase in sales volumes is discussed for each Pliant U.S. division, below, and the decrease in our average selling prices is discussed under "Segment profit," below.

         Net sales in our Industrial Films division decreased $2.8 million, or 1.8%, to $158.7 million for 2002 from $161.5 million for 2001. This decrease was principally due to a decrease in our average selling prices of 5.2 cents per pound, or 6.8%, partially offset by a 5.4% increase in sales volumes. The increase in sales volume was primarily the result of incremental sales from new stretch film production lines at our Lewisburg plant. Net sales in our Specialty Films division decreased $2.8 million, or 1.7%, to $155.9 million for 2002 from $158.7 million for 2001. This decrease was principally due to a decrease in our average selling prices of 4.3 cents per pound, or 4.0%, partially offset by a 0.3% increase in sales volumes. Net sales in our Converter Films division increased $10.4 million, or 4.9%, to $221.0 million for 2002 from $210.6 million for 2001. This increase was principally due to an increase in our sales volumes of 6.0%, primarily as a result of the Uniplast acquisition in July 2001, partially offset by a decrease in our average selling prices of 1.4 cents per pound, or 1.5%. Net sales in our Printed and Barrier Films division increased $1.7 million, or 0.8%, to $207.0 million for 2002 from $205.3 million for 2001. This increase was principally due to an increase in our sales volumes of 7.1%, primarily due to incremental sales from a new printing press, partially offset by a decrease in our average selling prices of 8.9 cents per pound, or 5.9%.

         Segment profit. The Pliant U.S. segment profit decreased $18.5 million, or 13.6%, to $118.0 million for 2002 from $136.5 million for 2001, primarily due to a decrease in gross margins. The decrease in gross margins was principally a result of lower selling prices, partially offset by the effect of the increase in sales volumes discussed above.

         Our average raw material costs for 2002 as a whole were comparable to average raw material costs in 2001. However, there was a significant fluctuation in raw material costs during the two year period. Raw material costs were relatively high at the beginning of 2001 and declined throughout 2001 and the first quarter of 2002. Raw material costs sharply increased throughout the second and third quarters of 2002. As raw material costs declined in 2001, our average selling prices also declined to reflect lower raw material costs partially offset by a lag of contractual selling prices. As raw material costs began to sharply increase, lagging contractual prices and a competitive pricing environment resulted in a compression between our average selling prices and average raw material costs. The lagging contractual prices were the result of specific agreements with certain customers that in some cases delayed the implementation of price increases and decreases as raw material costs changed. As a result of these factors, our average selling prices continued to remain low during the second half of 2002 while our average raw material costs increased. A change in our sales mix toward lower margin products, in part resulting from the slowdown in the economy, also contributed to a decrease in our average selling prices. Segment profit was also adversely affected by a $2.6 million charge related to bad debts.

         Segment total assets. The Pliant U.S. segment total assets decreased $25.2 million, or 3.7%, to $659.8 million as of December 31, 2002 from $685.0 million as of December 31, 2001. The decrease was due primarily to decreases in accounts receivable and property, plant and equipment of $8.2 million and $18.4 million, respectively, and a $2.0 million writedown of intangible assets, partially offset by an increase in inventory levels of $3.6 million. Property plant and equipment decreased primarily due to a sale and leaseback transaction of $17.1 million, and $26.4 million of depreciation expense, partially offset by capital expenditures of $28.5 million.

Pliant International
--------------------

         Net sales. The net sales of our Pliant International segment increased $4.0 million, or 3.8%, to $108.3 million for 2002 from $104.3 million for 2001. This increase was principally due to a 13.9% increase in our sales volume, primarily due to the Uniplast acquisition in July 2001, partially offset by a decrease in our average selling prices of 9 cents per pound, or 8.9%. Among other factors, our average selling prices were adversely affected by a reduction in sales of our higher value personal care film sold in Mexico and Argentina, each of which has experienced economic turmoil.

         Segment profit. The Pliant International segment profit decreased $3.8 million, or 19.6%, to $15.6 million for 2002 from $19.4 million for 2001. The decrease was due principally to lower gross margins as a result of lower selling prices as discussed above.

         Segment total assets. The Pliant International segment total assets decreased $9.4 million, or 8.3%, to $104.0 million as of December 31, 2002, from $113.4 million as of December 31, 2001. This decrease was due principally to a goodwill writedown of $8.6 million. Capital expenditures of $9.0 million were partially offset by depreciation expense of $6.2 million.

Pliant Solutions
----------------

         Our Pliant Solutions segment was created in 2002 following the Decora acquisition. Therefore, a discussion of results of operations or total assets for this segment as compared to 2001 is not presented.

         Pliant Solutions had net sales of $28.3 million and segment profit of $2.7 million from the date of acquisition in May 2002 to December 31, 2002. Pliant Solutions had segment total assets of $27.6 million as of December 31, 2002.

Unallocated Corporate Expenses
------------------------------

         Unallocated corporate expenses increased $0.6 million, or 4.3%, to $14.7 million for 2002 from $14.1 million for 2001.

Year Ended December 31, 2001 Compared with the Year Ended December 31, 2000

Pliant U.S.
-----------

         Net sales. The net sales of our Pliant U.S. segment decreased $17.1 million, or 2.3%, to $736.1 million for 2001 from $753.2 million for 2000. This decrease was primarily due to a decrease in our average selling prices of 5.5 cents per pound, or 5.1%, partially offset by an increase in our sales volumes of 3%. The increase in sales volumes is discussed for each Pliant U.S. division, below, and the decrease in our average selling prices is discussed under "Segment profit," below.

         Net sales in our Industrial Films division increased $15.6 million, or 10.7%, to $161.5 million for 2001 from $145.9 million for 2000. This increase was principally due to a 16.9% increase in sales volumes partially offset by a decrease in our average selling prices of 4.2 cents per pound, or 5.3%. The increase in sales volume was primarily the result of increased sales of stretch film. Net sales in our Specialty Films division decreased $30.0 million, or 15.9%, to $158.7 million for 2001 from $188.7 million for 2000. This decrease was principally due to a decrease in sales volumes of 14.7% and a decrease in our average selling prices of 2.5 cents per pound, or 2.3%. The sales volumes decreased due to a significant reduction in sales at our Harrington plant, which was downsized in 2001, and a reduction in sales volume at our Washington plant due to a decrease in sales of our personal care films. Net sales in our Converter Films division increased $12.8 million, or 6.4%, to $210.6 million for 2001 from $197.8 million for 2000. This increase was principally due to an increase in our sales volumes of 10.6%, primarily as a result of the Uniplast acquisition in July 2001, partially offset by a decrease in our average selling prices of 3.7 cents per pound, or 3.7%. Net sales in our Printed and Barrier Films division decreased $15.5 million, or 7.0%, to $205.3 million for 2001 from $220.8 million for 2000. This decrease was principally due to a decrease in sales volumes of 5.7% due to the closure of our Birmingham, Alabama plant, substantial downsizing of our Shelbyville, Indiana plant and a decrease in our average selling prices of 2.2 cents per pound, or 1.4%.

         Segment profit. The Pliant U.S. segment profit increased $26.1 million, or 23.6%, to $136.5 million for 2001 from $110.4 million for 2000. The increase was primarily due to the increase in sales volumes, discussed above, and an increase in gross margins. The increase in gross margins was principally a result of lower raw material prices that were only partially offset by lower selling prices during 2001.

         Segment total assets. The Pliant U.S. segment total assets increased $58.4 million, or 9.3%, to $685.0 million as of December 31, 2001 from $626.6 million as of December 31, 2000. The increase was primarily due to an increase in property plant and equipment as a result of the Uniplast acquisition of $19.9 million, capital expenses of $48.5 million, and increase in goodwill of $14.2 million, principally due to the Uniplast acquisition. The increase in segment total assets was partially offset by depreciation and amortization expense of $26.0 million.

Pliant International
--------------------

         Net sales. The net sales of our Pliant International segment increased $13.7 million, or 15.1%, to $104.3 million for 2001 from $90.6 million for 2000. This increase was principally due to a 31.2% increase in our sales volume, primarily due to the Uniplast acquisition in July 2001, partially offset by a decrease in our average selling prices of 14.2 cents per pound, or 12.2%. Our average selling prices decreased due to a change in sales mix.

         Segment profit. The Pliant International segment profit increased $2.3 million, or 13.5%, to $19.4 million for 2001 from $17.1 million for 2000. The increase was due principally to the effect of higher sales volume discussed above, partially offset by lower gross margins as a result of lower selling prices discussed above.

         Segment total assets. The Pliant International segment total assets increased $22.8 million, or 25.2%, to $113.4 million as of December 31, 2001, from $90.6 million as of December 31, 2000, primarily due to the acquisition of Uniplast, partially offset by depreciation expenses.

Pliant Solutions
----------------

         Our Pliant Solutions segment was created in 2002 following the Decora acquisition. Therefore, a discussion of results of operations or total assets for this segment is not presented.

Unallocated Corporate Expenses
------------------------------

         Unallocated corporate expenses decreased $5.8 million, or 29.1%, to $14.1 million for 2001 from $19.9 million for 2000. Unallocated corporate expenses were relatively high in both periods due to several unusual items in 2001 and 2000. For a discussion of these items see "Year Ended December 31, 2000 Compared with the Year Ended December 31, 2000-Operating expenses before restructuring and other costs."

Liquidity and Capital Resources

         Our principal sources of funds are cash generated by our operations and borrowings under our credit facilities. In addition, we have raised funds through the issuance of our senior subordinated notes and the sale of shares of our preferred stock.

Credit facilities

         As amended, our credit facilities consist of:

               o tranche A term loans in an aggregate principal amount of $117.9 million outstanding as of December 31, 2002;
               o Mexico term loans in an aggregate principal amount of $24.8 million outstanding as of December 31, 2002;
               o tranche B term loans in an aggregate principal amount of $251.9 million outstanding as of December 31, 2002; and
               o revolving credit facility in an aggregate principal amount of up to $100 million.
                    o Up to $30.0 million (plus an additional amount up to $40.0 million to support certain borrowings by our principal Mexican subsidiary) of the revolving credit facility is available in the form of letters of credit.

         The interest rates under the revolving credit facility, the tranche A facility and the Mexico facility are, at our option, Adjusted LIBOR or ABR, plus a spread determined by reference to our leverage ratio. In accordance with the March 24, 2003 amendment to our credit facilities described below, the spread will not exceed 4.0% for Adjusted LIBOR or 3.0% for ABR. Adjusted LIBOR is the London inter-bank offered rate adjusted for statutory reserves. ABR is the alternate base rate, which is the higher of the lender's prime rate or the federal funds effective rate plus 1/2 of 1%. The interest rates under the tranche B facility are, at our option, Adjusted LIBOR or ABR, plus a spread determined by reference to our leverage ratio. As amended, our credit facilities provide that the spread will not exceed 4.75% for Adjusted LIBOR or 3.75% for ABR. We may elect interest periods of one, two, three or six months for Adjusted LIBOR borrowings. The calculation of interest is on the basis of actual days elapsed in a year of 360 days (or 365 or 366 days, as the case may be, in the case of ABR loans based on the Prime Rate) and interest is payable at the end of each interest period and, in any event, at least every three months.

Compliance with financial covenants

         Our credit facilities require us to maintain certain key financial ratios on a quarterly basis. These key ratios include a leverage ratio and an interest coverage ratio. Effective March 24, 2003, we entered into an amendment (the "Amendment") of our credit facilities to, among other things, permit us to issue up to $50 million of our common stock, qualified preferred stock, warrants to acquire our common stock or qualified preferred stock, or any combination of our common stock, qualified preferred stock or warrants, or other capital contributions with respect to our common stock or qualified preferred stock. The Amendment also adjusted certain financial covenants, including the leverage and interest coverage ratios. As a condition to the effectiveness of the Amendment, we agreed to issue 10,000 shares of our Series A preferred stock and warrants to purchase 43,962 shares of our common stock to J.P. Morgan Partners (BHCA), L.P. ("J.P. Morgan Partners"), and J.P. Morgan Partners agreed to purchase such shares and warrants for $10 million. We completed this sale on March 25, 2003. All of the proceeds of this sale were used to reduce our term debt. In addition, the Amendment allows us to issue an additional $40 million of equity securities between March 25, 2003 and March 31, 2005 in order to obtain cash to reduce the revolving borrowings and/or term borrowings under our credit facilities. J.P. Morgan Partners is required to purchase up to $25 million of such additional equity securities to the extent necessary to enable us to meet our leverage ratio or the target senior debt leverage ratio specified in the Amendment at the end of any calendar quarter or fiscal year ending on or before December 31, 2004. Any such additional issuance of Series A preferred stock to J.P. Morgan Partners will also include warrants to purchase 4.3962 shares of our common stock for every $1,000 face amount of preferred stock issued. Our obligations to issue, and J.P. Morgan Partners' obligation to purchase such equity securities are set forth in a Securities Purchase Agreement dated as of March 25, 2003. Generally, if we are required to issue any portion of such $25 million of equity securities under the Amendment with respect to any fiscal quarter in 2003, we must use 50% of the net proceeds from the issuance of any such equity securities to reduce our revolving borrowings, and 50% to reduce our term borrowings. If we are required to issue any such equity securities under the Amendment with respect to any fiscal quarter in 2004, we must use 100% of the net proceeds to reduce our term borrowings. The issuance of the remaining $15 million of equity securities is voluntary on our part, and neither J.P. Morgan Partners nor any other person is required to purchase such equity securities. We incurred an amendment fee of $2.2 million in connection with the amendment. We also incurred approximately $0.5 million of legal and administrative expenses in connection with negotiating the Amendment and the issuance of 10,000 shares of Series A preferred stock.

         Based on our current earnings forecast, our cash flow forecast and the proceeds received from the sale of $10 million of Series A preferred stock, as described above, we believe that we will comply with the covenants contained in our credit facilities, as amended, during 2003. Further, J.P. Morgan Partners' commitment to purchase additional equity securities will allow us to raise up to $25 million of additional funds to the extent necessary to enable us to comply with the financial covenants if we do not meet our earnings and cash flow forecast. However, if our actual earnings and cash flow are significantly below expectations and we are unable to raise enough funds to maintain compliance with the financial covenants through the sale of equity securities to J.P. Morgan Partners, we may not be able to comply with our financial covenants. Absent a waiver or further amendment of our credit facilities, the failure to comply with our financial covenants would cause us to be in default under our credit facilities. Any such default would have a material adverse effect on our liquidity and financial condition.

         We are required to make annual mandatory prepayments of the term loans under the credit facilities within 90 days following the end of each year in an amount equal to the amount by which 100% of excess cash flow for such year (or 50% of excess cash flow if our leverage ratio at the end of such year is less than or equal to 4.0 to 1.0) exceeds the aggregate amount of voluntary prepayments made since the last excess cash flow payment, subject to certain adjustments. In addition, the term loan facilities are subject to mandatory prepayments in an amount equal to (a) 100% of the net cash proceeds of equity and debt issuances by us or any of our subsidiaries, and (b) 100% of the net cash proceeds of asset sales or other dispositions of property by us or any of our subsidiaries, in each case subject to certain exceptions.

Senior subordinated notes

         In 2000, we issued $220 million aggregate principal amount of 13% Senior Subordinated Notes due 2010. In 2002, we issued an additional $100 million of 13% Senior Subordinated Notes due 2010. The Notes mature on June 1, 2010, and interest on the Notes is payable on June 1 and December 1 of each year. The Notes are subordinated to all of our existing and future senior debt, rank equally with any future senior subordinated debt, and rank senior to any future subordinated debt. The Notes are guaranteed by some of our subsidiaries. The Notes are unsecured. Prior to June 1, 2003, we may, on one or more occasions, redeem up to a maximum of 35% of the original aggregate principal amount of the Notes with the net cash proceeds of one or more equity offerings by us at a redemption price equal to 113% of the principal amount thereof, plus accrued and unpaid interest. Otherwise, we may not redeem the Notes prior to June 1, 2005. On or after that date, we may redeem the Notes, in whole or in part, at a redemption price (expressed as percentages of principal amount), (plus accrued and unpaid interest) multiplied by the following percentages:
106.5% if redeemed prior to June 1, 2006; 104.333% if redeemed prior to June 1, 2007; 102.167% if redeemed prior to June 1, 2008.

Preferred stock

         We have approximately $141 million of Series A Cumulative Exchangeable Redeemable Preferred Stock outstanding. The Series A preferred stock accrues dividends at the rate of 14% per annum; however, our board of directors has never declared or paid any dividends on the Series A preferred stock. Unpaid dividends accumulate and are added to the liquidation amount of the Series A preferred stock. After May 31, 2005 the annual dividend rate increases to 16% unless we pay dividends in cash. The dividend rate also increases to 16% if we fail to comply with certain of our obligations or upon certain events of bankruptcy. The Series A Preferred Stock is mandatorily redeemable on May 31, 2011. See Note 10 to the consolidated financial statements included elsewhere in this report.

Net cash provided by operating activities

         Net cash provided by operating activities was $43.6 million for the year ended December 31, 2002, an increase of $13.3 million, or 43.9%, from $30.3 million in 2001. The increase was primarily due to changes in working capital items, changes in restructuring and other costs and changes in operating earnings.

Net cash used in investing activities

         Net cash used in investing activities was $55.2 million for the year ended December 31, 2002, compared to $87.3 million for the same period in 2001. Capital expenditures were $49.2 million and $56.4 million for the years ended December 31, 2002 and 2001, respectively. Capital expenditures in both periods were primarily for major expansion projects in all of our product lines, costs for upgrading our information systems, and for company-wide maintenance projects. We received $17.1 million and $7.9 million as part of sale-leaseback transactions of newly-acquired machinery and equipment in 2002 and 2001, respectively. In addition, we invested $23.2 million in the Decora acquisition and made additional adjustments to the Uniplast acquisition in 2002 and invested $38.8 million in cash in the Uniplast acquisition in 2001.

Net cash provided by financing activities

         Net cash provided by financing activities was $12.4 million in 2002, as compared with $55.0 million in 2001. The 2002 activity represents principally the net proceeds from the issuance of $100 million of 13% Senior Subordinated Notes due 2010, partially offset by repayments of term debt and revolving debt under our credit facilities. The activity in 2001 represents the proceeds of $31.0 million from the issuance of shares of preferred stock and preferred stock warrants used to fund the Uniplast acquisition and scheduled repayments of term debt, net of borrowings and repayments under our revolving credit facility.

Liquidity

         As of December 31, 2002, we had approximately $45.8 million of working capital. As of December 31, 2002, we had approximately $67.6 million available for borrowings under our $100.0 million revolving credit facility, with outstanding borrowings of approximately $28.4 million and approximately $4.0 million of letters of credit issued under our revolving credit facility. Our outstanding borrowings under our revolving credit facility fluctuate significantly during each quarter as a result of the timing of payments for raw materials, capital and interest, as well as the timing of customer collections. The outstanding balance of our revolving credit facility had a peak balance of $78.7 during the year ended December 31, 2002. As of December 31, 2002, the debt under our credit facilities and our senior subordinated notes bore interest at a weighted average rate of 9.5%, including the effect of interest rate derivative agreements.

         As of December 31, 2002, we had approximately $1.6 million in cash and cash equivalents, of which the majority was held by our foreign subsidiaries. High effective repatriation tax rates may limit our ability to access cash and cash equivalents generated by our foreign operations for use in our U.S. operations, including to pay principal, premium, if any, and interest on the Notes and the credit facilities.

         We expect that our total capital expenditures will be approximately $20 to $30 million in each of 2003 and 2004. These expenditures will consist primarily of ongoing maintenance capital expenditures.

         The following table sets forth our total contractual cash obligations as of December 31, 2002 after giving effect to the Amendment and the issuance of 10,000 shares of Series A preferred stock on March 25, 2003 (in thousands):

                                                                                  Payments Due by Period
                                                                ---------------------------------------------------------
                                                                              Less
                 Contractual Cash Obligations                                 than                               After 5
                                                                  Total      1 year     1-3 years   4-5 years     years
                                                                ---------   ---------   ---------   ---------   ---------
         Long-term debt (including capital lease obligations)   $ 744,693   $  14,745   $ 104,202   $ 177,338   $ 448,408
         Operating leases                                          69,307      13,595      23,146      17,404      15,162
         Redeemable preferred stock                               160,816          --          --          --     160,816
                                                                ---------   ---------   ---------   ---------   ---------
         Total contractual cash obligations                     $ 974,816   $  28,340   $ 127,348   $ 194,742   $ 624,386

         The credit facilities and the indentures relating to the Notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell our assets and engage in certain other activities. In addition, the credit facilities require us to maintain certain financial ratios.


         The interest expense and scheduled principal payments on our borrowings affect our future liquidity requirements. We expect that cash flows from operating activities and available borrowings under our revolving credit facility of $100 million will provide sufficient cash flow to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements. In addition, we have a commitment from J.P. Morgan Partners to purchase up to an additional $25 million of equity securities if necessary to maintain our financial covenants under our credit facilities. However, any proceeds from the issuance of any such equity securities must be used to repay amounts outstanding under our credit facilities as described above.

         Changes in raw material costs can significantly affect the amount of cash provided by our operating activities, which can affect our liquidity requirements. We are currently experiencing a period of extreme uncertainty with respect to resin supplies and prices. High crude oil and natural gas pricing, resulting in part from harsh winter weather conditions in the eastern United States and uncertainties regarding the situation with Iraq, have had a significant impact on the price and supply of resins. Many major suppliers of resin have announced price increases to cover their increases in feedstock costs. While the prices of our products generally fluctuate with the prices of resins, certain of our customers have contracts that limit our ability to pass the full cost of higher resin pricing through to our customers immediately. Further, competitive conditions in our industry may make it difficult for us to sufficiently increase our selling prices for all customers to reflect the full impact of increases in raw material costs. If this period of high resin pricing continues, we may be unable to pass on the entire effect of the price increases to our customers, which would adversely affect our profitability and working capital. In addition, further increases in crude oil and natural gas prices could make it difficult for us to obtain an adequate supply of resin from manufacturers affected by these factors.

         If (a) we are not able to increase prices to cover historical and future raw materials cost increases, (b) we are unable to obtain adequate supply of resin, (c) volume growth does not continue as expected, or (d) we experience any significant negative effects to our business, we may not have sufficient cash flow to operate our business, make expected capital expenditures or meet foreseeable liquidity requirements. Any such event would have a material adverse effect on our liquidity and financial condition.

Other Developments

         On June 10, 2002, we entered into a separation agreement with Richard
P. Durham, our former Chairman and Chief Executive Officer. As of the date of the separation agreement, Mr. Durham owned 28,289 shares of common stock, 12,083 performance vested shares, 2,417 time vested shares, warrants to purchase 1,250.48 shares of common stock and 1,232 shares of preferred stock of Pliant. All of Mr. Durham's time vested shares and 2,416 of Mr. Durham's performance vested shares had vested as of the date of the separation agreement. Pursuant to the separation agreement, Mr. Durham agreed to convert an outstanding promissory note issued as payment for a portion of his shares into two promissory notes. The first note (the "Vested Secured Note"), in the principal amount of $2,430,798, relates to Mr. Durham's time vested shares and the vested portion of his performance vested shares. The second note (the "Non-Vested Secured Note"), in the principal amount of $4,862,099, related to the 9,667 performance vested shares which had not vested as of the date of the separation agreement. In addition to these notes, Mr. Durham had an additional outstanding promissory note (the "Additional Note"), with a principal amount of $1,637,974, relating to a portion of the shares of common stock held by Mr. Durham. In accordance with the separation agreement, we repurchased and canceled Mr. Durham's 9,667 unvested shares in exchange for cancellation of the Non-Vested Secured Note on October 3, 2002.

         The separation agreement preserved a put option established by Mr. Durham's employment agreement with respect to his shares. For purposes of this put option, the separation agreement provides that the price per share to be paid by us is $483.13 with respect to common stock, $483.13 less any exercise price with respect to warrants, and the liquidation preference with respect to preferred stock. On July 9, 2002, Mr. Durham exercised his put option with respect to 28,289 shares of common stock, 1,232 shares of preferred stock and warrants to purchase 1,250.48 shares of common stock. Mr. Durham's put option is subject to any financing or other restrictive covenants to which we are subject at the time of the proposed repurchase. Restrictive covenants under our credit facilities limit the number of shares we can currently repurchase from Mr. Durham. On October 3, 2002, as permitted by the covenants contained in our credit facilities, we purchased 8,204 shares from Mr. Durham for a purchase price of $3,963,599 less the outstanding amount of the Additional Note, which was cancelled. In December 2002 we purchased an additional 1,885 shares of common stock from Mr. Durham for an aggregate purchase price of approximately $910,700. As of December 31, 2002, our total remaining purchase obligation to Mr. Durham was approximately $10,623,097, excluding accrued preferred dividends. We are limited to a maximum purchase from Mr. Durham of $5,000,000 of shares in 2003, which purchase may only be made if we meet certain leverage ratios. In connection with Mr. Durham's resignation as Chairman and Chief Executive Officer, Jack E. Knott II was appointed our Chief Executive Officer. Mr. Timothy J. Walsh, a director since May 31, 2000, and a Partner of J.P. Morgan Partners, LLC, was appointed as the non-executive Chairman of the Board of Directors. Mr. Durham continues to serve as a member of our Board of Directors as a designee of The Christena Karen H. Durham Trust, which holds 158,917 shares, or approximately 27.5%, of our outstanding common stock.

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

         There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. The following risks and uncertainties, together with those discussed in our Registration Statement on Form S-4 (file no. 333-86532), as amended, which was declared effective by the Securities and Exchange Commission on April 25, 2002, are among the factors that could cause our actual results to differ materially from the forward-looking statements. There may be other factors, including those discussed elsewhere in this report, that may cause our actual results to differ materially from the forward-looking statements. Any forward-looking statements should be considered in light of these factors.

         Substantial Leverage

         We are highly leveraged, which means that we have a large amount of indebtedness relative to our stockholders' deficit. We are highly leveraged particularly in comparison to some of our competitors. Our high degree of leverage may materially limit or impair our ability to obtain additional financing in the future for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes. In addition, a substantial portion of our cash flows from operations must be dedicated to the payment of principal and interest on our indebtedness, and is not available for other purposes, including our operations, capital expenditures and future business opportunities. Certain of our borrowings, including borrowings under our credit facilities, are at variable rates of interest, exposing us to the risk of increased interest rates. Our leveraged position and the covenants contained in our debt instruments may also limit our flexibility to adjust to changing market conditions and limit our ability to withstand competitive pressures, thus putting us at a competitive disadvantage. We may be vulnerable in a downturn in general economic conditions or in our business or be unable to carry out capital spending that is important to our growth and productivity improvement programs.

         Ability to Service Indebtedness

         Our estimated annual debt service in 2003 is approximately $90.2 million, consisting of $3.9 million of scheduled mandatory principal payments, $10.0 million of voluntary principal payments as required by our March 24, 2003 amendment to our credit facilities and approximately $76.3 million of interest payments.

         Our ability to make scheduled payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. These factors include fluctuations in interest rates, unscheduled plant shutdowns, increased operating costs, raw material and product prices and regulatory developments. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

         If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. We cannot assure you that any such alternative measures would be successful or would permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our credit facilities and indentures restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds which we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due.

         Interest Rate Increases

         Certain of our borrowings, including borrowings under our credit facilities, are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. An increase of 1.0% in the interest rates payable on our variable rate indebtedness would increase our 2003 estimated annual debt service requirements by approximately $2.2 million, after accounting for the effect of our interest rate hedge agreement. Accordingly, an increase in interest rates from current levels could cause our annual debt service obligations to increase significantly.

         Default on Obligations

         If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness (including covenants in our indentures and credit facilities), we could be in default under the terms of the agreements governing such indebtedness, including our indentures and credit facilities. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the credit facilities could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. For the third quarter ended September 30, 2000, we entered into an amendment to our credit facilities to avoid being in default under our leverage ratio covenant. Effective April 2, 2002, we entered into an amendment to our credit facilities which, among other changes, further revised our leverage ratio financial covenant. Effective September 30, 2002, we entered into an amendment to our credit facilities which, among other changes, further revised our leverage ratio financial covenant. Effective March 24, 2003, we entered into another amendment to our credit facilities, which further adjusted the leverage and interest coverage ratios, required us to issue $10 million of equity securities and use the proceeds to reduce our term debt and required us to obtain a commitment for the purchase of up to $25 million of additional equity securities to the extent necessary to enable us to comply with our financial covenants at the end of any calendar quarter or fiscal year ending on or before December 31, 2004. If our operating performance declines, we may, in the future, need to obtain waivers from the required lenders under our credit facilities to avoid being in default. If we breach our covenants under the credit facilities and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under the credit facilities and the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

         Exposure to Fluctuations in Resin Prices and Dependence on Resin
Supplies

         We use large quantities of polyethylene, PVC, polypropylene and other resins in manufacturing our products. For the year ended December 31, 2002, resin costs comprised approximately 62% of our total manufacturing costs. Significant increases in the price of resins would increase our costs, reduce our operating margins and impair our ability to service our debt unless we were able to pass all of the increase on to our customers. The price of resins is a function of, among other things, manufacturing capacity, demand, and the price of crude oil and natural gas feedstocks. Since the resins used by us are derived from petroleum and natural gas, the instability in the world markets for petroleum and natural gas could adversely affect the prices of our raw materials and their general availability. We may not be able to pass such increased costs on to customers. In addition, we rely on certain key suppliers of resin for most of our resin supply. Some of this resin has characteristics proprietary to the supplier. The loss of a key source of supply, our inability to obtain resin with desired proprietary characteristics, or a delay in shipments could adversely affect our revenues and profitability and force us to purchase resin in the open market at higher prices. We may not be able to make such open market purchases at prices that would allow us to remain competitive.

         We are currently experiencing a period of extreme uncertainty with respect to resin supplies and prices. High crude oil and natural gas pricing, resulting in part from harsh winter weather conditions in the eastern United States and uncertainties regarding the situation with Iraq, have had a significant impact on the price and supply of resins. Many major suppliers of resin have announced price increases to cover their increases in feedstock costs. While the prices of our products generally fluctuate with the price of resins, certain of our customers have contracts that limit our ability to pass the full cost of higher resin pricing through to our customers immediately. Further, competitive conditions in our industry may make it difficult for us to sufficiently increase our selling prices for all customers to reflect the full impact of increases in raw material costs. If this period of high resin pricing continues, we may be unable to pass on the entire effect of these price increases to our customers, which would adversely affect our profitability and working capital. In addition, further increases in crude oil and natural gas prices could make it difficult for us to obtain an adequate supply of resin from manufacturers affected by these factors.

         Competition

         The markets in which we operate are highly competitive on the basis of service, product quality, product innovation and price. Small and medium-sized manufacturers that compete primarily in regional markets service a large portion of the film and flexible packaging market, and there are relatively few large national manufacturers. In addition to competition from many smaller competitors, we face strong competition from a number of large film and flexible packaging companies. Some of our competitors are substantially larger, are more diversified, and have greater resources than we have, and, therefore, may have certain competitive advantages.

         Customer Relationships

         We are dependent upon a limited number of large customers with substantial purchasing power for a significant percentage of our sales. No single customer accounted for more than 10% of our net sales for the year ended December 31, 2002. Several of our largest customers satisfy some of their film requirements by manufacturing film themselves. The loss of one or more major customers, or a material reduction in sales to these customers as a result of competition from other film manufacturers, insourcing of film requirements or other factors, would have a material adverse effect on our results of operations and on our ability to service our indebtedness.

         Risks Associated with Intellectual Property Rights

         We rely on patents, trademarks and licenses to protect our intellectual property, which is significant to our business. We also rely on unpatented proprietary know-how, continuing technological innovation and other trade secrets to develop and maintain our competitive position. We routinely seek to protect our patents, trademarks and other intellectual property, but our precautions may not provide meaningful protection against competitors or protect the value of our trademarks. In addition to our own patents, trade secrets and proprietary know-how, we license from third parties the right to use some of their intellectual property. We routinely enter into confidentiality agreements to protect our trade secrets and proprietary know-how. However, these agreements may be breached, and may not provide meaningful protection or may not contain adequate remedies for us if they are breached.

         Risks Associated with Future Acquisitions

         We have completed a number of acquisitions, and subject to the constraints of our credit facilities, we expect to continue to make acquisitions as opportunities arise. There can be no assurance that our efforts to integrate any businesses acquired in the future will result in increased profits. Difficulties encountered in any transition and integration process for newly acquired companies could cause revenues to decrease, operating costs to increase or reduce cash flows, which in turn could adversely affect our ability to service our indebtedness.

         Risks Associated with International Operations

         We operate facilities and sell products in several countries outside the United States. Our operations outside the United States include plants and sales offices in Mexico, Canada, Germany, Australia and Brazil. As a result, we are subject to risks associated with selling and operating in foreign countries. These risks include devaluations and fluctuations in currency exchange rates, unstable political conditions, imposition of limitations on conversion of foreign currencies into U.S. dollars and remittance of dividends and other payments by foreign subsidiaries. The imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries, hyperinflation in certain foreign countries, and restrictions on investments and other restrictions by foreign governments could also have a negative effect on our business and profitability.

         Risks Associated with Labor Relations

         Although we consider our current relations with our employees to be good, if major work disruptions were to occur, our business could be adversely affected by, for instance, a loss of revenues, increased costs or reduced profitability. As of February 28, 2003, we had approximately 3,250 employees, of which approximately 1,000 employees were subject to a total of 12 collective bargaining agreements that expire on various dates between February 19, 2004 and March 7, 2007. We have had one labor strike in the United States in our history, which occurred at our Chippewa Falls, Wisconsin plant in March 2000 and lasted approximately two weeks. In October 2001, we entered into a five year agreement with the union representing the approximately 150 employees at our

Chippewa Falls, Wisconsin manufacturing plant. We also had a temporary work stoppage at our Australia facility in 2001 that lasted approximately 30 days.

         Risks Associated with Environmental Matters

         Complying with existing and future environmental laws and regulations that affect our business could impose material costs and liabilities on us. Our manufacturing operations are subject to certain federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, the protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, we are subject to periodic environmental inspections and monitoring by governmental enforcement authorities. We could incur substantial costs, including fines and civil or criminal sanctions, as a result of actual or alleged violations of environmental laws. In addition, our production facilities require environmental permits that are subject to revocation, modification and renewal. Violations of environmental permits can also result in substantial fines and civil or criminal sanctions. We believe we are in substantial compliance with applicable environmental laws and environmental permits, and we perform periodic audits to monitor compliance. The ultimate costs under environmental laws and the timing of such costs, however, are difficult to predict and potentially significant expenditures could be required in order to comply with environmental laws that may be adopted or imposed in the future.

         Other Uncertainties

         In addition to the factors described above, we face a number of uncertainties, including: (1) general economic and business conditions, particularly a continuing economic downturn; (2) industry trends; (3) changes in demand for our products; (4) potential legislation and regulatory changes; (5) new technologies; (6) changes in distribution channels or competitive conditions in the markets or countries where we operate; and (7) changes in our business strategy or development plans.

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

         We finance our operations with borrowings comprised primarily of variable rate indebtedness. Market risk arises from changes in interest rates. An increase of 1% in interest rates payable on our variable rate indebtedness would increase our annual interest expense by approximately $2.2 million. We have six interest rate derivative agreements with financial institutions that would reduce the impact of changes in interest rates on our floating-rate, long-term debt. These agreements include interest rate cap agreements, interest rate swap agreements and an interest rate collar agreement. These agreements have a notional amount of $358.0 million and expire from December 31, 2003 through January 18, 2005. See Note 6 to the consolidated financial statements.

         Our raw material costs are comprised primarily of resins. Our resin costs comprised approximately 62% of our total manufacturing costs in 2002. Market risk arises from changes in resin costs. Although the average selling prices of our products generally increase or decrease as the cost of resins increases or decreases, the impact of a change in resin prices is more immediately reflected in our raw material costs than in our selling prices. From time to time we enter into commodity collar agreements to manage resin market risks. At December 31, 2002, we did not have any commodity collar agreements outstanding.

         Fluctuations in exchange rates may also adversely affect our financial results. The functional currencies for our foreign subsidiaries are the local currency. As a result, certain of our assets and liabilities, including certain bank accounts, accounts receivable and accounts payable, exist in non U.S. dollar-denominated currencies, which are sensitive to foreign currency exchange rate fluctuations.

         We enter into certain transactions denominated in foreign currencies but, because of the relatively small size of each individual currency exposure, we do not employ hedging techniques designed to mitigate foreign currency exposures. Gains and losses from these transactions as of December 31, 2002 have been immaterial and are reflected in the results of operations.

         We are exposed to credit losses in the event of nonperformance by the counterparty to a financial instrument to which we are a party. We anticipate, however, that each of the counterparties to the financial instruments to which we are a party will be able to fully satisfy its obligations under the contract.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 15(a) below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         Effective as of May 6, 2002, we dismissed Arthur Andersen LLP as our independent accountant. Effective as of May 6, 2002, we engaged Ernst & Young LLP as our independent accountant. The information required by Item 304 of Regulation S-K was previously reported in our Current Report on Form 8-K filed on May 8, 2002.

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

Name                               Age                     Position
----                               ---                     --------
Jack E. Knott II................    48     Chief Executive Officer and Director

Brian E. Johnson................    47     Executive Vice President and Chief Financial Officer

Stanley B. Bikulege.............    39     Executive Vice President and President, Pliant U.S.

Elise H. Scroggs................    41     Executive Vice President and President, Pliant International

Len Azzaro......................    53     Executive Vice President and President, Flexible Packaging

Douglas W. Bengtson.............    55     Executive Vice President, Procurement and Strategic Sourcing

Ronald A. Artzer................    59     Senior Vice President and President, Pliant Solutions Corporation

Timothy J. Walsh ...............    39     Chairman of the Board and Director

Richard P. Durham...............    38     Director

Donald J. Hofmann, Jr...........    45     Director

John M. B. O'Connor.............    48     Director

Edward A. Lapekas...............    59     Director

Albert (Pat) MacMillan..........    59     Director


         Jack E. Knott II became our Chief Executive Officer in June 2002 and was our President from March 2001 through June 2002. Mr. Knott also served as our Chief Operating Officer from September 1, 1997 through June 2002. From September 1997 through March 2001, Mr. Knott also served as an Executive Vice President. Prior to joining us, Mr. Knott was a member of the board of directors of Rexene Corporation and held the position of Executive Vice President of Rexene Corporation and President of Rexene Products. Mr. Knott served in various capacities at Rexene from 1985 to 1997, including Executive Vice President and President, Rexene Products, and Executive Vice President and President of CT Film, a division of Rexene Corporation. Prior to joining Rexene Corporation, Mr. Knott worked for American National Can. Mr. Knott received a B.S. degree in Chemical Engineering and an M.B.A. degree from the University of Wisconsin. Mr. Knott is currently chairman of the Flexible Packaging Association. Pursuant to the stockholders' agreement, Mr. Knott is the board of directors' appointee to the board from our senior management.

         Brian E. Johnson became our Executive Vice President and Chief Financial Officer on July 17, 2001. Mr. Johnson joined Pliant in April 2001 as Senior Vice President and Chief Financial Officer. Prior to joining us, Mr. Johnson was Vice President and Chief Financial Officer of Geneer Corporation. His former positions include Executive Vice President at Lawson Mardon Packaging and Vice President and General Manager of Sengewald USA Inc. Mr. Johnson received a B.S. degree in Finance from the University of Illinois, and an M.B.A. degree from the Kellogg School of Management at Northwestern University.

         Stanley B. Bikulege became Executive Vice President and President, Pliant U.S. in June 2002. Mr. Bikulege served as Executive Vice President Operations from July 2001 through June 2002. Mr. Bikulege's prior positions with Pliant include Senior Vice President and General Manager, Industrial Films Division; Vice President, Stretch Films; General Manager-Castflex; Managing Director-Europe; Managing Director PVC Films-Europe; Director of Manufacturing; and Plant Manager. Prior to joining us in 1992, Mr. Bikulege held numerous positions in Goodyear Tire and Rubber Company's Films Division. Mr. Bikulege received a B.S. degree in Chemical Engineering from Youngstown State University and an M.B.A. degree from Georgia State University.

         Elise H. Scroggs became Executive Vice President and President, Pliant International in June 2002. Ms. Scroggs served as Senior Vice President of International Operations from December 2001 through June 2002. Ms. Scroggs' prior positions with Pliant include numerous management positions overseeing transportation, customer service, purchasing, operations and administration.

Prior to joining us in 1997, Ms. Scroggs held sales management positions with Rexene Corporation. Ms. Scroggs received a B.Sc. degree in Textile Chemistry from Auburn University.

         Len Azzaro became Executive Vice President and President, Flexible Packaging on February 3, 2003. Prior to joining Pliant, Mr. Azzaro spent 30 years in global sales, marketing and general management at Dow Chemical. Most recently he served as leader of Dow's global polyethylene business. Mr. Azzaro holds a B.S. degree from Youngstown State and an M.B.A. degree from the Kellogg School of Management at Northwestern University.

         Douglas W. Bengtson became our Executive Vice President, Procurement and Strategic Sourcing in June 2002. Mr. Bengtson served as Executive Vice President of Sales from July 2001 through June 2002. Mr. Bengtson joined Pliant in September 1997 as Senior Vice President and General Manager, Performance Films Division. Prior to joining us, Mr. Bengtson was Vice President of Sales and Marketing for Food Packaging at American National Can. His former positions include Vice President, Sales and Marketing at CT Film, a division of Rexene Corporation, and Vice President, Sales and Marketing, of the Polymer division of Rexene Corporation. Mr. Bengtson received a B.S. degree in Business/Marketing from Colorado State University.

         Ronald A. Artzer became President of Pliant Solutions in June 2002 following Pliant's acquisition of Decora Industries, Inc. and Decora Incorporated. Mr. Artzer was a director of Decora Industries, from May 1994 through May 2002, and an officer of Decora from February 2000 through May 2002. Prior to joining Decora, Mr. Artzer was involved as a co-founder in a privately held marketing communication and sampling company. From 1994 to1997, he was the President and Chief Executive Officer of SOPAKCO Foods, Inc., a privately held processor of shelf-stabilized food for the U.S. government, the foodservice industry and the food store market. Mr. Artzer was President and Chief Executive Officer of Design Foods, a $200 million division of Sara Lee Corporation, from 1991 to 1994. Prior to joining Sara Lee, Mr. Artzer held executive positions with First Brands Corporation, as President of STP Consumer Services, Carson Pirie Scott & Company, as President of their restaurant division, Sambo's Restaurants, Inc., as Senior Vice President, Marketing and Restaurant Development, and Pepsi Cola Company, as Vice President of Sales, Foodservice Division. Mr. Artzer graduated from Regis University with a B.S. degree in Business Administration.

         Timothy J. Walsh became one of our directors on May 31, 2000 and the chairman of the board of directors in June 2002. Mr. Walsh is an executive officer of JPMP Capital Corp., which is the general partner of JPMP Master Fund Manager, L.P., which is the general partner of J.P. Morgan Partners (BHCA), L.P., which is a principal stockholder of the Company. Since 1999, Mr. Walsh has been a Partner of J.P. Morgan Partners, LLC (formerly, Chase Capital Partners), a global private equity organization with approximately $11.7 billion of direct private equity under management. J.P. Morgan Partners, LLC provides equity capital for middle market buyouts, growth equity and venture capital. From 1993 to 1999, Mr. Walsh held various positions with J.P. Morgan Partners, LLC in Europe and North America. Prior to 1993, he was a Vice President of J.P. Morgan Chase & Co. (formerly, The Chase Manhattan Corporation). Mr. Walsh is also a director of Better Minerals & Aggregates Company, Klockner Pentaplast S.A. and Metokote Corporation. Mr. Walsh received a B.S. degree from Trinity College and an M.B.A. degree from the University of Chicago. Pursuant to the stockholders' agreement, Mr. Walsh is one of the designees to the board by our institutional common stockholders and warrantholders.

         Richard P. Durham became one of our directors on May 31, 2000. Mr. Durham also served as our President, from March 1997 through March 2001, and as our Chief Executive Officer, from March 1997 through June 2002. He was also the chairman of our board of directors from May 31, 2000 to June 2002. Mr. Durham has been with various Huntsman Corporation affiliates since 1987. Prior to becoming our President, Mr. Durham served as Co-President and Chief Financial Officer of Huntsman Corporation. Mr. Durham is also a director of Huntsman Corporation. Mr. Durham is a graduate of The Wharton School of Business at the University of Pennsylvania. Pursuant to the stockholders' agreement, Mr. Durham is one of the Trust's designees to the board.

         Donald J. Hofmann, Jr. became one of our directors on May 31, 2000. Since January 2003, Mr. Hofmann has been a Senior Advisor of J.P. Morgan Partners, LLC (formerly, Chase Capital Partners), a global private equity organization with approximately $11.7 billion of direct private equity under management. J.P. Morgan Partners, LLC provides equity capital for middle market buyouts, growth equity and venture capital. From 1992 until January 2003, Mr. Hofmann was a partner of J.P. Morgan Partners, LLC. Mr. Hofmann is also a director of Advanced Accessory Systems, LLC. Mr. Hofmann received a B.A. degree from Hofstra University and an M.B.A. degree from the Harvard Business School. Pursuant to the stockholders' agreement, Mr. Hofmann is one of the designees to the board by our institutional common stockholders and warrantholders.

         John M. B. O'Connor became one of our directors on May 31, 2000. Mr. O'Connor is an executive officer of JPMP Capital Corp., which is the general partner of JPMP Master Fund Manager, L.P., which is the general partner of J.P. Morgan Partners (BHCA), L.P., which is a principal stockholder of the Company. Mr. O'Connor joined J.P. Morgan Partners, LLC (formerly, Chase Capital Partners) in 1995 and is an Executive Partner. J.P. Morgan Partners, LLC is a global private equity organization with approximately $11.7 billion of direct private equity under management. J.P. Morgan Partners, LLC provides equity capital for middle market buyouts, growth equity and venture capital. From 1993 to 1999, Mr. O'Connor held various positions with J.P. Morgan Partners, LLC in Europe and North America. Mr. O'Connor is also on the Board of TK Aluminum Ltd., AdvisorTech Corporation, FHC Value Options. Mr. O'Connor is an appointee of New York City's Mayor Bloomberg to the Board of the Center for Animal Care and Control, a

Director of The Fund for the City of New York and a Director of the American Society for the Prevention of Cruelty to Animals ("ASPCA"). Mr. O'Connor received his B.A. degree from Tulane University and an M.B.A. degree from the Columbia University Graduate School of Business. Pursuant to the stockholders' agreement, Mr. O'Connor is one of the designees to the board by our institutional common stockholders and warrantholders.

         Edward A. Lapekas became one of our directors on December 19, 2001. Since November 2002, Mr. Lapekas has served as Chairman and Chief Executive Officer of NEXPAK, a media packaging company. Prior to that, Mr. Lapekas was Executive Chairman of Packtion Corporation, an e-commerce venture, from October 2000 until June 2001. From May 1996 until July 2000, Mr. Lapekas was employed by American National Can Group, Inc., last serving as Chairman and Chief Executive officer. Prior to that, Mr. Lapekas served as Deputy Chairman and Chief Operating Officer of Schmalbach-Lubeca AG. From 1971 until 1991, Mr. Lapekas was employed by Continental Can Company, where he served in various strategy, planning, operating and marketing capacities. Mr. Lapekas is also a director of Silgan Corp. He received a B.A. degree from Albion College and an M.B.A. degree from Wayne State University. Pursuant to the stockholders' agreement, Mr. Lapekas is one of the Trust's designees to the board.

         Albert (Pat) MacMillan became one of our directors on December 19, 2001. Mr. MacMillan is the founder and CEO of Team Resources, a consulting firm with offices in the United States, Venezuela, Peru, Chile, and Mexico. Founded in 1980, Team Resources provides client services in the areas of strategy, building team-based organizations, and designing leadership development strategies. He also serves on the Board of Directors for Unum/Provident and the Metokote Corporation, as well as several foundations and non-profit organizations. He received a B.A. degree in Business and an M.B.A. degree from the University of Washington. Pursuant to the stockholders' agreement, Mr. MacMillan is one of the designees to the board by our institutional common stockholders and warrantholders.

ITEM 11.      EXECUTIVE COMPENSATION

         The following summary compensation table sets forth information about compensation earned in the fiscal years ended December 31, 2002, 2001 and 2000 by each person serving as chief executive officer during 2002 and the five other most highly compensated executive officers of Pliant (as of the end of the last fiscal year) (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                Annual Compensation(1)   Long Term Compensation(2)
                                                               -----------------------  --------------------------
                                                                                         Securities
                                                                                         Underlying        LTIP        All Other
                                                                Salary        Bonus     Options/SARs     Payouts     Compensation
Name And Principal Position                            Year       ($)          ($)           (#)           ($)            ($)
---------------------------                           ------   ---------     ---------  ------------    ----------   ------------
Jack E. Knott II.....................................  2002     375,000       163,659            --             --        5,700(3)
     Chief Executive Officer                           2001     337,500       163,428            --             --        5,100(4)
                                                       2000     316,667       104,274            --             --    1,037,271(5)

Richard P. Durham....................................  2002     250,000       185,800            --             --      270,708(6)
     Chairman and Chief Executive Officer              2001     500,000       381,024            --             --        5,100(4)
     Until June 10, 2002(12)                           2000     500,000       245,568            --             --      136,350(7)

Brian E. Johnson.....................................  2002     265,200        41,928            --             --        5,700(3)
     Executive Vice President                          2001     179,333        44,370         5,000             --        5,100(4)
       And Chief Financial Officer(13)                 2000          --            --            --             --           --

Stanley B. Bikulege..................................  2002     247,083        47,093         2,720             --        5,700(3)
     Executive Vice President, President, Pliant USA   2001     203,125        66,245           250             --       56,931(8)
                                                       2000     182,250        60,304         1,030        298,521       52,600(9)

Elise H. Scroggs.....................................  2002     205,417        32,972         2,200             --        5,700(3)
     Executive Vice President, President,              2001     151,917        46,207           425             --        3,184(10)
     Pliant International                              2000     115,916        15,984           375         62,394       35,100(11)

Douglas W. Bengtson..................................  2002     222,500        35,147           720             --        5,700(3)
     Executive Vice President,                         2001     204,583        66,245           250             --        5,100(4)
     Procurement and Strategic Sourcing                2000     190,000       121,293         1,030        517,122       52,600(9)

Ronald A. Artzer.....................................  2002     223,846        39,216         1,500              -        5,700(3)
     Senior Vice President, President,                 2001          --            --            --              -           --
     Pliant Solutions Corporation(14)                  2000          --            --            --              -           --

---------------------
(1) Perquisites and other personal benefits, securities or property, in the aggregate, are less than either $50,000 or 10% of the total annual salary and bonus reported for the applicable Named Executive Officer.

(2) At December 31, 2002, the number of shares of restricted stock held by Messrs. Durham and Knott were 4,833 and 7,750, respectively. The value of such shares of restricted stock at December 31, 2002 has not been reported as compensation because it did not exceed the consideration paid by the applicable Named Executive Officer.

(3)  Consists of $5,700 for employer's 401(k) contributions.

(4)  Consists of $5,100 for employer's 401(k) contributions.

(5) Consists of (a) $836,785 gross-up payment of taxes payable for the exercise of options in connection with the recapitalization, (b) relocation expense reimbursement of $114,136, (c) a $81,250 retention bonus and (d) employer's 401(k) contributions of $5,100.

(6) Consists of (a) a $250,008 severance payment, (b) a $15,000 director's fee for the period subsequent to Mr. Durham's resignation as Chief Executive Officer and (c) $5,700 for employer's 401(k) contributions.

(7) Consists of (a) a $125,000 retention bonus, (b) employer's 401(k) contributions of $5,100 and (c) a $6,250 director's fee.

(8) Consists of employer's 401(k) contributions of $5,100 and relocation expense reimbursement of $51,831.

(9) Consists of a $47,500 retention bonus and employer's 401(k) contributions of $5,100.

(10) Consists of $3,184 for employer's 401(k) contributions.

(11) Consists of (a) a $30,000 retention bonus and (b) employer's 401(k) contributions of $5,100.

(12) Mr. Durham resigned as Chairman and Chief Executive Officer on June 10, 2002 and Jack E. Knott II was appointed Chief Executive Officer.

(13) Mr. Johnson joined Pliant in April 2001.

(14) Mr. Artzer joined Pliant in May 2002.


Stock Options and Restricted Stock

         Pursuant to the recapitalization, options covering a total of 8,902 common shares were rolled over from a previous plan. In addition, we adopted our 2000 Stock Incentive Plan. The 2000 plan became effective as of the consummation of the recapitalization and authorizes grants of nonqualified stock options or restricted stock to employees, officers, directors, managers or advisors of Pliant or any of its subsidiaries. As amended, a total of 65,600 shares are authorized for issuance under the 2000 plan. As of December 31, 2002, we had outstanding grants of restricted stock covering 13,208 shares of common stock and options to acquire 42,440 shares of common stock under the 2000 plan. Shares of restricted stock that are forfeited, and unissued shares reserved for issuance pursuant to options that terminate, expire or are canceled without having been fully exercised, become available to be issued pursuant to new grants under the 2000 Plan.

         In August 2002, we adopted our 2002 Stock Incentive Plan. The 2002 plan authorizes grants of incentive stock options, nonqualified stock options and stock bonuses, as well as the sale of shares of common stock, to our employees, officers, directors and consultants of Pliant or any of its subsidiaries. A total of 4,793 shares are authorized for issuance under the 2002 plan. As of December 31, 2002, no options or shares had been granted or sold under the 2002 plan.

         The following table provides information related to options to purchase shares of our common stock granted to the Named Executive Officers during the last fiscal year pursuant to the 2000 Plan. We have never granted any freestanding stock appreciation rights.

                      Option/SAR Grants in Last Fiscal Year

                                                                                              Potential Realizable
                                                                                                Value at Assumed
                                 Individual Grants                                              Annual Rates of
                                                                                                  Stock Price
                                                                                                Appreciation for
                                                                                            Option Terms (1)(3)(4)
-------------------------------------------------------------------------------------     --------------------------

                            Number of       % of Total
                            Securities     Options/SARs
                            Underlying      Granted to     Exercise or
                           Options/SARs    Employees in    Base Price(1)   Expiration
Name                       Granted (#)     Fiscal Year         ($/Sh)        Date(2)        5%($)         10%($)
----                       -----------     -----------     -------------   ----------     ----------    ----------
Stanley B. Bikulege           1,720              8%           $483.13        5/31/12        522,601      1,324,37

                              1,000              5%           $483.13       11/25/12        303,838       769,985

Elise H. Scroggs              1,200              6%           $483.13        5/31/12        364,605       923,982

                              1,000              5%           $483.13       11/25/12        303,838       769,985

Ronald A. Artzer                500              2%           $483.13        5/31/12        151,919       384,992

                              1,000              5%           $483.13        11/1/12        303,838       769,985

Douglas W. Bengtson             720              4%           $483.13        5/31/12        218,763       554,389

--------------------

(1) The exercise price was greater than or equal to fair market value on date of grant. There is no established trading market for our common stock and, therefore, the aggregate market value of our shares cannot be determined by reference to recent sales or bid and asked prices. The fair market value was assumed to be equal to the price per share paid in the recapitalization.

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

(4) All of the options granted to the Named Executive Officers during 2002 are subject to vesting requirements. All of the options granted to each Named Executive Officer vest in increments upon the achievement of a specified market value of equity applicable to such increment. Such market value of equity is determined pursuant to a formula based upon our adjusted earnings.

         The following table provides information as to the options held by each of the Named Executive Officers at the end of 2002. There is no established trading market for our common stock and, therefore, the aggregate market value of our shares cannot be determined by reference to recent sales or bid and asked prices. The value of unexercised in-the-money options was assumed to be equal to the price per share paid in the recapitalization ($483.13 per share). None of the Named Executive Officers exercised any options during the last fiscal year.


               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                                                             Value Of Unexercised
                           Shares                    Number Of Securities Underlying     In-The-Money Options/SARs At
                         Acquired On     Value     Unexercised Options/SARs At FY-End             FY-End ($)
         Name             Exercised     Realized      (#) Exercisable/Unexercisable       Exercisable/Unexercisable
         ----             ---------     --------   ----------------------------------    ----------------------------
Jack E. Knott II              --           --                    8,902/0                        $ 3,410,623/0

Brian E. Johnson              --           --                  1,000/4,000                           0/0

Stanley B. Bikulege           --           --                   393/3,607                            0/0

Elise H. Scroggs              --           --                   210/2,790                            0/0

Ronald A. Artzer              --           --                    0/1,500                             0/0

Douglas W. Bengtson           --           --                   393/1,607                            0/0

         The options or restricted common stock granted prior to January 1, 2001 pursuant to the 2000 plan, as amended, provide for vesting as follows: (1) one-sixth are "time-vested" options or shares, which vested on January 1, 2001, so long as the recipient was still our employee on such date, and (2) the remainder are "performance vested" options or shares, which vest in increments upon the achievement of performance targets as follows: (a) vesting in full, if 100% or more of the applicable performance target is achieved as of the end of any calendar quarter during the option term and (b) partial vesting if more than 90% of the applicable performance target is achieved as of the end of any calendar quarter during the option term. Moreover, all performance vested options or shares not previously vested in accordance with the preceding sentence will vest automatically in full on December 31, 2009 so long as the recipient is still our employee on such date. Options granted pursuant to the 2000 plan subsequent to January 1, 2001 vest similarly, except that all of the options are "performance vested" options, which vest in increments upon the achievement of performance targets.

Pension Plans

         The following table shows the estimated annual benefits payable under our tax-qualified defined benefit pension plan in specified final average earnings and years of service classifications.

                      Pliant Corporation Pension Plan Table

                                                             Years of Benefit Service at Retirement
                                          -----------------------------------------------------------------------------
       Final Average Compensation            10           15          20         25          30         35         40
       --------------------------         -------      -------     -------    -------     -------    -------    -------
             $100,000                     $16,000      $24,000     $32,000    $40,000     $48,000    $56,000    $64,000
              125,000                      20,000       30,000      40,000     50,000      60,000     70,000     80,000
              150,000                      24,000       36,000      48,000     60,000      72,000     84,000     96,000
              175,000                      28,000       42,000      56,000     70,000      84,000     98,000    112,000
              200,000                      32,000       48,000      64,000     80,000      96,000    112,000    128,000

         Our current pension plan benefit is based on the following formula:
1.6% of final average compensation multiplied by years of credited service, minus 1.5% of estimated Social Security benefits multiplied by years of credited service (with a maximum of 50% of Social Security benefits). Final average compensation is based on the highest average of three consecutive years of compensation. In certain circumstances, covered compensation for purposes of the pension plan includes compensation earned with our former affiliates. The Named Executive Officers (excluding Ronald A. Artzer) were participants in the pension plan in 2002. The final average compensation for purposes of the pension plan in 2002 for each of the Named Executive Officers is $200,000, which is the maximum that can be considered for the 2002 plan year under federal regulations. Federal regulations also provide that the maximum annual benefit paid from a qualified defined benefit plan cannot exceed $160,000 as of January 1, 2002. Benefits are calculated on a straight life annuity basis. The benefit amounts under the pension plan are offset for Social Security as described above.

         The number of completed years of credited service as of December 31, 2002 under our pension plan for the Named Executive Officers participating in the plan were as follows:

                Name                                   Years of Credited Service
                ----                                   -------------------------

                Richard P. Durham(1).................             17
                Jack E. Knott II(1)..................             17
                Brian E. Johnson.....................              1
                Stanley B. Bikulege..................             10
                Douglas W. Bengtson(2)...............              5
                Elise H. Scroggs.....................              9

------------------

(1) The years of credited service under the pension plan include 12 years of service credited with the predecessor to Pliant for Mr. Durham and 12 years of service credited with affiliates of Pliant for Mr. Knott. The benefit calculation upon retirement under our pension plan is calculated by multiplying years of credited service by a fraction representing that part of total credited service for which services were provided to us.

(2) In addition to the 5 years of credited service with Pliant, Mr. Bengtson has a frozen benefit as a result of his service with Rexene Corporation, which was purchased by the predecessor to Huntsman Packaging and Pliant. By agreement, Mr. Bengtson will be provided a pay update on the calculation of the Rexene formula. This payment is a non-qualified payment which will be paid out of our general assets as a lump sum.

Employment Agreements

         On May 31, 2000, we entered into a five-year employment agreement with Jack E. Knott II, our Chief Executive Officer. The employment agreement provides for the payment of a base salary, plus a bonus, at least four weeks paid vacation per year, participation in our leased car program and participation in our other employee benefit programs, including our management incentive program, and include non-disclosure of confidential information provisions and a non-compete provision for one year following termination of employment with us (unless termination is due to the term expiring). Mr. Knott agreed in his employment agreement that any inventions, improvements, technical or software developments, trademarks, patents and similar information relating to us or our business, products or services conceived, developed or made by him while employed by us belong to us. In addition, if Mr. Knott's employment with us terminates for any reason, we will have the right under the employment agreement to repurchase the shares of our common stock owned by him at a purchase price equal to their fair market value. Similarly, we will also be required to repurchase all of the shares of common stock owned by Mr. Knott at his option if his employment is terminated because of death, disability, retirement or resignation for good reason, so long as we are permitted to do so at the time under the covenants contained in our financing agreements.

         We also entered into a five-year employment agreement with Richard P. Durham, our former Chief Executive Officer, on May 31, 2000. The terms of Mr. Durham's employment agreement were substantially similar to Mr. Knott's employment agreement. On February 1, 2001, however, we amended the employment agreement with Mr. Durham to, among other things, specify the duties he would perform as our Chairman and Chief Executive Officer and eliminate our right to repurchase his shares upon termination of employment. We also agreed to repurchase all of the shares of common stock owned by Mr. Durham at his option if Mr. Durham's employment with us was terminated without cause. In addition, pursuant to the employment agreement amendment, we agreed to modify the terms of Mr. Durham's secured and unsecured notes with us.

         On June 10, 2002, we entered into a separation agreement with Richard
P. Durham. As of the date of the separation agreement, Mr. Durham owned 28,289 shares of common stock, 12,083 performance vested shares, 2,417 time vested shares, warrants to purchase 1,250.48 shares of common stock and 1,232 shares of preferred stock of Pliant. All of Mr. Durham's time vested shares and 2,416 of Mr. Durham's performance vested shares had vested as of the date of the separation agreement. Pursuant to the separation agreement, Mr. Durham agreed to convert an outstanding promissory note issued as payment for a portion of his shares into two promissory notes. The first note (the "Vested Secured Note"), in the principal amount of $2,430,798, relates to Mr. Durham's time vested shares and the vested portion of his performance vested shares. The second note (the "Non-Vested Secured Note"), in the principal amount of $4,862,099, related to the 9,667 performance vested shares which had not vested as of the date of the separation agreement. In addition to these notes, Mr. Durham had an additional outstanding promissory note (the "Additional Note"), with a principal amount of $1,637,974, relating to a portion of the shares of common stock held by Mr. Durham. In accordance with the separation agreement, we repurchased and canceled Mr. Durham's 9,667 unvested shares in exchange for cancellation of the Non-Vested Secured Note on October 3, 2002.

         The separation agreement preserved a put option established by Mr. Durham's employment agreement with respect to his shares. For purposes of this put option, the separation agreement provides that the price per share to be paid by us is $483.13 with respect to common stock, $483.13 less any exercise price with respect to warrants, and the liquidation preference with respect to preferred stock. On July 9, 2002, Mr. Durham exercised his put option with respect to 28,289 shares of common stock, 1,232 shares of preferred stock and warrants to purchase 1,250.48 shares of common stock. Mr. Durham's put option is subject to any financing or other restrictive covenants to which we are subject at the time of the proposed repurchase. Restrictive covenants under our credit facilities limit the number of shares we can currently repurchase from Mr. Durham. On October 3, 2002, as permitted by the covenants contained in our credit facilities, we purchased 8,204 shares from Mr. Durham for a purchase price of $3,963,599 less the outstanding amount of the Additional Note, which was cancelled. In December 2002 we purchased an additional 1,885 shares of common stock from Mr. Durham for an aggregate purchase price of approximately $910,700. As of December 31, 2002, our total remaining purchase obligation to Mr. Durham was approximately $10,623,097, excluding accrued preferred dividends. We are limited to a maximum purchase from Mr. Durham of $5,000,000 of shares in 2003, which purchase may only be made if we meet certain leverage ratios. In connection with Mr. Durham's resignation as Chairman and Chief Executive Officer, Jack E. Knott II was appointed our Chief Executive Officer. Mr. Timothy J. Walsh, a director since May 31, 2000, and a Partner of J.P. Morgan Partners, LLC, was appointed as the non-executive Chairman of the Board of Directors. Mr. Durham continues to serve as a member of our Board of Directors as a designee of The Christena Karen H. Durham Trust, which holds 158,917 shares, or approximately 27.5%, of our outstanding common stock.

         On March 30, 2001, we entered into a five year employment agreement with Brian E. Johnson, our Executive Vice President and Chief Financial Officer. The employment agreement provides for the payment of a base salary, a grant of a stock option to purchase 5,000 shares of our common stock, at least three weeks paid vacation per year, participation in our leased car program, payment of Mr. Johnson's present country club membership dues and participation in our other employee benefit programs, including our management incentive program, and includes non-disclosure of confidential information provisions and a non-compete provision for one year following termination of employment with us (unless termination is due to the term expiring). Mr. Johnson has agreed in his employment agreement that any inventions, improvements, technical or software developments, trademarks, patents and similar information relating to us or our business, products or services conceived, developed or made by such executive officer while employed by us belong to us. If Mr. Johnson's employment is terminated without cause or he resigns for good reason, he will be entitled to receive severance payments and continue to participate in our medical and dental plans for one year. In addition, if Mr. Johnson's employment with us terminates for any reason, we will have the right under the employment agreement to repurchase the shares of our common stock owned by him at a purchase price equal to their fair market value. Similarly, we will also be required to repurchase all of the shares of common stock owned by Mr. Johnson at his option if his employment is terminated because of death, disability, retirement or resignation for good reason, so long as we are permitted to do so at the time under the covenants contained in our financing agreements.

Committees of the Board of Directors

         Our board of directors has an executive committee, a compensation committee, an audit committee and an environmental health and safety committee. The executive committee is able to exercise all of the authority of the board of directors to the maximum extent permitted by Utah law and our charter and bylaws. The members of the executive committee are Richard P. Durham, Jack E. Knott II and Timothy J. Walsh. The compensation committee evaluates our compensation policies, determines compensation for our executive officers and administers our stock option plans. The members of the compensation committee are Richard P. Durham, Albert (Pat) MacMillan and Timothy J. Walsh. The audit committee maintains oversight responsibilities with respect to our accounting, auditing, financial reporting and internal control processes generally. The members of the audit committee are John M. B. O'Connor and Edward A. Lapekas. The environmental health and safety committee maintains oversight responsibilities with respect to environmental health and safety matters, including environmental internal controls and legal and regulatory compliance. The members of the environmental health and safety committee are Jack E. Knott II, Donald J. Hofmann, Jr. and Edward A. Lapekas.

Compensation Committee Interlocks and Insider Participation

         During 2002, Richard P. Durham, Albert (Pat) MacMillan and Timothy J. Walsh served as members of our compensation committee. Mr. Walsh is an executive officer of JPMP Capital Corp., which is the general partner of JPMP Master Fund Manager, L.P., which is the general partner of J.P. Morgan Partners (BHCA), L.P., which is a principal stockholder of the Company. Mr. Walsh is also a partner of J.P. Morgan Partners, LLC, which serves as investment advisor to J.P. Morgan Partners (BHCA), L.P., and a limited partner of JPMP Master Fund Manager, L.P. During 2002, none of our executive officers served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) or as a director of another entity, one of whose executive officers served as a member of our compensation committee or as one of our directors.

Compensation of Directors

        Each director who is not an employee of Pliant or a partner or senior advisor of J.P. Morgan Partners, LLC is entitled to receive an annual fee of $30,000, plus $10,000 per year per committee. Currently there are three directors of Pliant who receive director fees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information with respect to the ownership of our common stock as of March 28, 2003 by

         o each person known to own beneficially more than 5% of our common stock,
         o   each of our directors,
         o   each of our Named Executive Officers, and
         o   all of our executive officers and directors as a group.

         The amounts set forth in the table and footnotes below do not include shares of restricted common stock issued under the 2000 plan that remain subject to performance vesting requirements that have not been met as of March 28, 2003.

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

                                                                               Number of Shares
                                                                               of Common Stock     Percent
Name Of Beneficial Owner                                                      Beneficially Owned   of Class
------------------------                                                      ------------------   --------
J.P. Morgan Partners (BHCA), L.P.(1)....................................           406,191            61.0%
The Christena Karen H. Durham Trust(2)..................................           158,917            27.6%
Perry Acquisition Partners L.P.(3).....................................             34,527             5.9%
Richard P. Durham (4)...................................................            24,283             4.2%
Jack E. Knott II(5).....................................................            11,717             2.0%
Donald J. Hofmann, Jr.(6)...............................................                --               *
Timothy J. Walsh(6).....................................................                --               *
John M. B.  O'Connor(6).................................................                --               *
Edward A. Lapekas.......................................................               207               *
Albert (Pat) MacMillan..................................................                --               *
Brian E. Johnson........................................................             1,018               *
Stanley B. Bikulege.....................................................               609               *
Elise H. Scroggs........................................................               318               *
Ronald A. Artzer........................................................                --               *
Douglas W. Bengtson.....................................................               646               *
All directors and executive officers as a group (13 persons)............            38,798             6.6%

---------------------------
*      Less than 1%.

(1) The address of J.P. Morgan Partners (BHCA), L.P. is 1221 Avenue of the Americas, New York, New York 10020. Includes (i) 317,306 shares of common stock held by Southwest Industrial Films, LLC, which is controlled by J.P. Morgan Partners (BHCA), L.P., as managing member, (ii) 43,962 shares of common stock which are issuable upon exercise of preferred stock warrants held by J.P. Morgan (BHCA), L.P., (iii) 44,816 shares of common stock which are issuable upon exercise of preferred stock warrants held by Flexible Films, LLC, which is controlled by J.P. Morgan Partners
       (BHCA) L.P. and (iv) 107 shares of common stock which are issuable upon exercise of the 1,264 note warrants held by Southwest Industrial Films, LLC, which is controlled by J.P. Morgan Partners (BHCA), L.P., as managing member.

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

(4) Includes 1,250 shares of common stock issuable upon exercise of preferred stock warrants.

(5) Includes 8,902 shares of common stock issuable upon exercise of 1998 options that are immediately exercisable. Does not include 5,167 shares of restricted common stock issued under the 2000 plan that do not vest until the performance conditions discussed under Item 11, "Executive Compensation--Stock Options and Restricted Stock" are met.

(6) Each of Messrs. Hofmann, Walsh and O'Connor may be deemed the beneficial owner of the shares of common stock and preferred stock warrants owned by Southwest Industrial Films, LLC and Flexible Films, LLC, respectively, due to their positions with affiliates of J.P. Morgan Partners (BHCA), L.P., which controls both Southwest Industrial Films, LLC and Flexible Films, LLC, as their managing member.


Securities Authorized for Issuance under Equity Compensation Plans

         The following table sets forth information relating to our equity compensation plans as of December 31, 2002. Our equity securities are closely held and are not publicly traded. In addition, as required by our stockholders' agreement, a majority of our board of directors has been appointed by our institutional common stockholders and warrant holders, including our controlling shareholder. Therefore, our board of directors approves our equity compensation plans without obtaining approval directly from our shareholders.

                      Equity Compensation Plan Information

---------------------------------------------------------------------------------------------------------------------
                                Number of securities to be                                   Number of securities
                                        issued upon           Weighted-average exercise     remaining available for
                                  exercise of outstanding       price of outstanding         future issuance under
                                   options, warrants and        options, warrants and      equity compensation plans
                                          rights                       rights                (excluding securities
        Plan category                                                                      reflected in column (a))
---------------------------------------------------------------------------------------------------------------------
                                            (a)                          (b)                          (c)
---------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security
holders                                     --                           --                             --
---------------------------------------------------------------------------------------------------------------------
Equity compensation plans
not approved by security
holders                                 64,550 (1)                     $430.29                       9,952
---------------------------------------------------------------------------------------------------------------------
     Total                              64,550                         $430.29                       9,952
---------------------------------------------------------------------------------------------------------------------

(1) Includes 13,208 shares of restricted stock issued under the 2000 Stock Incentive Plan.

         The equity compensation plans not approved by security holders include our 2000 Stock Incentive Plan and 2002 Stock Incentive Plan. The material features of these plans are described under Item 11, "Executive
Compensation--Stock Options and Restricted Stock" and in Note 11 to our consolidated financial statements.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Huntsman Corporation

         Prior to the recapitalization and related transactions, we were party to a services agreement with Huntsman Corporation, our former affiliate, pursuant to which Huntsman Corporation provided us with most of our insurance coverage, administered our employee benefit plans, rented to us corporate headquarters space and provided other services to us. Under that services agreement, we paid Huntsman Corporation $1.2 million in 2000. In addition to the amount paid for services provided under the services agreement, we also reimbursed Huntsman Corporation for insurance premiums and certain other expenses incurred on our behalf. Following the recapitalization and related transactions, all of the services provided under the services agreement were discontinued.

Transactions with Management

         Prior to the recapitalization, we sold shares of Class C common stock to certain members of management for cash. We also issued shares of Class C common stock to certain members of our senior management in exchange for promissory notes. Approximately one-half of these shares were purchased and approximately one-half were "rolled over" as common stock in the recapitalization. In connection with the recapitalization, we issued additional shares of restricted stock to each of our executive officers serving at that time in exchange for promissory notes. The original promissory notes of our executive officers were amended during 2000 and 2001 in connection with the recapitalization, certain severance arrangements and other events relating to the transition to a new management team. The terms of these promissory notes and the related transactions are described below for each person who served as an executive officer during 2000, 2001 or 2002.

         Jack E. Knott II

         In connection with our May 31, 2000 recapitalization, we issued 1,292 time-vested shares and 6,458 performance-vested shares to Mr. Knott in exchange for a promissory note of $3,744,260. Interest on Mr. Knott's promissory note accrued at the rate of 7% per annum through December 31, 2000. On April 21, 2001, we amended the terms of Mr. Knott's promissory note so that no interest would accrue after December 31, 2000 and our sole recourse against Mr. Knott with respect to his obligations under the promissory note would be the 7,750 shares of restricted stock pledged as collateral. Unless satisfied by returning the restricted stock to us, the interest accrued on Mr. Knott's promissory note through December 31, 2000, in the amount of $216,140, is payable in three annual installments of $72,047, beginning May 31, 2006, and the principal balance of $3,744,260 is payable on May 31, 2008.

         Richard P. Durham

         Mr. Durham served as our Chairman and Chief Executive Officer until June 2002. Prior to his resignation, we issued common stock to Mr. Durham in exchange for promissory notes on three separate occasions. In connection with our split-off from Huntsman Corporation in 1997, we issued 5,000 shares of our Class A common stock and 2,000 shares of our Class B common stock to Mr. Durham in exchange for a $700,000 promissory note which bore interest at the rate of 7% per annum. This note was repaid in full by Mr. Durham during 2001. On February 22, 1999, we sold 15,734 shares of Class C common stock to Mr. Durham in exchange for a $1,573,400 promissory note. On May 31, 2000, we also issued 2,417 time-vested shares and 12,083 performance-vested shares in exchange for a $7,005,389 promissory note. In connection with an amendment to Mr. Durham's employment agreement in February 2001, we amended the $1,573,400 promissory note and the $7,005,389 promissory note, which originally bore interest at the rate of 7% per annum, to provide that no interest would accrue on these notes after December 31, 2000. We also amended the $1,573,400 promissory note to provide that our sole recourse against Mr. Durham with respect to the obligation under this promissory note would be the 14,500 shares of restricted stock pledged as collateral. At the time of Mr. Durham's resignation, the balances of his two outstanding promissory notes, including accrued interest, were $7,292,897 and $1,637,974.

         On June 10, 2002, we entered into a separation agreement with Mr. Durham. As of the date of the separation agreement, Mr. Durham owned 28,289 shares of common stock, 12,083 performance vested shares, 2,417 time vested shares, warrants to purchase 1,250.48 shares of common stock and 1,232 shares of preferred stock of Pliant. All of Mr. Durham's time vested shares and 2,416 of Mr. Durham's performance vested shares had vested as of the date of the separation agreement. Pursuant to the separation agreement, Mr. Durham agreed to convert the outstanding promissory note issued as payment for his time-vested and performance vested shares into two promissory notes. The first note (the "Vested Secured Note"), in the principal amount of $2,430,798, related to Mr. Durham's time vested shares and the vested portion of his performance vested shares. The second note (the "Non-Vested Secured Note"), in the principal amount of $4,862,099, related to the 9,667 performance vested shares which had not vested as of the date of the separation agreement. Mr. Durham's other note (the "Additional Note") with an outstanding balance of $1,637,974 was not amended by the separation agreement. In accordance with the separation agreement, we repurchased and canceled Mr. Durham's 9,667 unvested shares in exchange for cancellation of the Non-Vested Secured Note on October 3, 2002.

         The separation agreement preserved a put option established by Mr. Durham's employment agreement with respect to his shares. For purposes of this put option, the separation agreement provides that the price per share to be paid by Pliant is $483.13 with respect to common stock, $483.13 less any exercise price with respect to warrants, and the liquidation preference with respect to preferred stock. On July 9, 2002, Mr. Durham exercised his put option with respect to 28,289 shares of common stock, 1,232 shares of preferred stock and warrants to purchase 1,250.48 shares of common stock. Mr. Durham's put option is subject to any financing or other restrictive covenants to which we are subject at the time of the proposed repurchase. Restrictive covenants under our credit facilities limit the number of shares we can currently repurchase from Mr. Durham. On October 3, 2002, as permitted by the covenants contained in our credit facilities, we purchased 8,204 shares from Mr. Durham for a purchase price of $3,963,599 less the outstanding amount of the Additional Note, which was cancelled. In December 2002, we purchased an additional 1,885 shares of common stock from Mr. Durham for an aggregate purchase price of approximately $910,700. As of December 31, 2002, our total remaining purchase obligation to Mr. Durham was approximately $10,623,097, excluding accrued preferred dividends. We are limited to a maximum purchase from Mr. Durham $5,000,000 for shares in 2003, which purchase may only be made if we meet certain leverage ratios. The principal balance of Mr. Durham's Vested Secured Note, which is still outstanding, is payable on May 31, 2008.

         Scott K. Sorensen

         Mr. Sorensen served as our Executive Vice President and Chief Financial Officer until February 2001. Prior to his resignation, we issued common stock to Mr. Sorensen in exchange for promissory notes on two separate occasions. On February 22, 1999, we sold 7,867 shares of Class C common stock to Mr. Sorensen in exchange for a $786,700 promissory note. On May 31, 2000, we also issued 1,125 time-vested shares and 5,625 performance-vested shares in exchange for a $3,261,129 promissory note. Each of Mr. Sorensen's promissory notes originally bore interest at the rate of 7% per annum. As part of our severance arrangements with Mr. Sorensen in February 2001, we cancelled all interest, in the amount of approximately $132,000, accrued under Mr. Sorensen's $3,261,129 promissory note. We also redeemed all 6,750 of Mr. Sorensen's time-vested and performance-vested shares in exchange for cancellation of this promissory note. In addition, we amended Mr. Sorensen's $786,700 promissory note to provide that no interest would accrue after February 28, 2001. As of December 31, 2002, the amount outstanding under Mr. Sorensen's remaining promissory note, including accrued interest, was $896,838. This amount is payable in three annual installments beginning on May 31, 2006.

         Ronald G. Moffitt

         Mr. Moffitt served as our Senior Vice President and General Counsel until February 2001. Prior to his resignation, we issued common stock to Mr. Moffitt in exchange for promissory notes on two separate occasions. On February 22, 1999, we sold 2,622 shares of Class C common stock to Mr. Moffitt in exchange for a $262,200 promissory note. On May 31, 2000, we also issued 625 time-vested shares and 3,125 performance-vested shares in exchange for a $1,811,739 promissory note. Each of Mr. Moffitt's promissory notes originally bore interest at the rate of 7% per annum. As part of our severance arrangements with Mr. Moffitt in February 2001, we cancelled all interest, in the amount of approximately $85,500, accrued under Mr. Moffitt's $1,811,739 promissory note. We also redeemed all 3,125 of Mr. Moffitt's performance-vested shares for an aggregate purchase price of $1,509,781, which was set-off against this promissory note. In addition, we amended Mr. Moffitt's $262,200 promissory note to provide that no interest would accrue after February 28, 2001. As of December 31, 2002, the amounts outstanding under Mr. Moffitt's two promissory notes, including accrued interest, were $301,956 and $275,877. Each of these amounts is payable in three annual installments beginning on May 31, 2006.

Transactions Between Pliant and New Stockholders

         Common Stock Registration Rights Agreement

         Pursuant to a registration rights agreement entered into on May 31, 2000, as amended, we granted to our institutional common stockholders and warrantholders certain "demand" and "piggyback" registration rights for the registration under the Securities Act of the shares of common stock owned by them. Under the registration rights agreement, upon request of holders holding in excess of 50% of the shares of common stock held by our institutional investors and their transferees and affiliates (the "Requisite Investor Stockholders"), we are required to use our best efforts to register the shares. The Requisite Investor Stockholders will be entitled to request two demand registrations. Also, if we are not a public company or sold to a third party prior to May 31, 2005, the Trust and its transferees and affiliates will be entitled to request one demand registration. Further, at any time 60 days after our initial public offering, holders holding in excess of 60% of the shares of common stock underlying the preferred stock warrants and holders holding in excess of 60% of the shares of common stock underlying the note warrants will each be entitled to exercise one demand registration. At any time after we have qualified for use of Form S-3, all parties to the registration rights agreement will have the right to request that we effect a registration under the Securities Act of their shares of common stock, subject to customary "blackout" and "cutback" provisions. The stockholders and holders of the preferred stock warrants and note warrants party to the registration rights agreement also may request that we use our best efforts to register shares of common stock held by them in other registrations initiated by us on our own behalf or on behalf of any other stockholder. We must pay all reasonable out-of-pocket costs and expenses, other than underwriting discounts and commissions, of any registration under the registration rights agreement. The registration rights agreement also contains customary provisions with respect to registration procedures, underwritten offerings and indemnification and contribution rights in connection with the registration of common stock on behalf of the stockholders, holders of the preferred stock warrants and holders of the note warrants party to the registration rights agreement.

         The above summary of certain provisions of the registration rights agreement does not purport to be complete and is qualified in its entirety by reference to all of the provisions of the registration rights agreement, a copy of which has been incorporated by reference as an exhibit to this report.

         The Stockholders' Agreement

         The stockholders' agreement entered into on May 31, 2000, as amended, governs the exercise of voting rights by our stockholders, including holders of our preferred stock warrants who exercise their warrants for common stock, with respect to the election of directors and certain other material events. The parties to the stockholders' agreement agreed initially to vote their shares of common stock to elect (i) four directors designated by the Requisite Investor Stockholders, (ii) two directors designated by the Trust and (iii) one director appointed by our board of directors, who must be a member of our senior management. At the request of the Requisite Investor Stockholders, the size of our board of directors may be increased from seven to nine. If so increased, one of the two additional directors will be designated by the Requisite Investor Stockholders and the other will be our chief executive officer.

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

         The above summary of certain provisions of the stockholders' agreement, as amended, does not purport to be complete and is qualified in its entirety by reference to all of the provisions of the stockholders' agreement, a copy of which has been incorporated by reference as an exhibit to this report.

         Credit Facilities and Note Offerings

         JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank) is the syndication agent, and its affiliate, J.P. Morgan Chase & Co. (formerly The Chase Manhattan Corporation), is a lender under our credit facilities. JPMorgan Chase Bank and J.P. Morgan Chase & Co. receive customary fees under the credit facilities for acting in such capacities. As part of the recapitalization and related transactions in 2000, we paid fees of approximately $6.5 million to The Chase Manhattan Bank and J.P. Morgan Chase & Co. pursuant to our credit facilities.

         J.P. Morgan Securities Inc. was one of the initial purchasers in our May 2000 offering of 13% Senior Subordinated Notes due 2010 and was also the dealer manager for the debt tender offer and consent solicitation relating to our 9 1/8% senior subordinated notes due 2007. J.P. Morgan Securities Inc. received fees of approximately $8.7 million for acting in such capacities. J.P. Morgan Securities Inc. was also one of the initial purchasers in our April 2002 offering of 13% Senior Subordinated Notes due 2010 and received fees of approximately $1.9 million for acting in such capacity. We used approximately $93.3 million of the net proceeds from the April 2002 offering to repay indebtedness under our credit facilities. In addition, when we amended our credit facilities, we paid fees of approximately $0.6 million in September 2000, approximately $0.5 million in July 2001, approximately $0.6 million in April 2002, approximately $0.6 million in October 2002 and approximately $0.5 million in March 2003, to JPMorgan Chase Bank and J.P. Morgan Chase & Co.

         Each of JPMorgan Chase Bank, J.P. Morgan Chase & Co. and J.P. Morgan Securities Inc. are affiliates of Southwest Industrial Films, LLC, which owns approximately 55% of our outstanding common stock and currently has the right under the stockholders' agreement to appoint four of our directors, and of Flexible Films, LLC, which, together with affiliates, owns approximately 59% of our outstanding preferred stock, subject to certain preemptive rights with respect to 10,000 shares of preferred stock issued on March 25, 2003. Southwest Industrial Films, LLC and Flexible Films, LLC are subsidiaries of J.P. Morgan Partners (BHCA), L.P. During 2002, Donald J. Hofmann, Jr., Timothy J. Walsh and John M.B. O'Connor, who serve as our directors, were partners of J.P. Morgan Partners, LLC, which serves as investment advisor to J.P. Morgan Partners (BHCA), L.P. and JPMP Capital Corp. JPMP Capital Corp. is a subsidiary of J.P. Morgan Chase & Co. and is the general partner JPMP Master Fund Manager, L.P., which is the general partner of J.P. Morgan Partners (BHCA), L.P. Messrs. Walsh and O'Connor are executive officers of JPMP Capital Corp. and limited partners of JPMP Master Fund Manager, L.P.

ITEM 14.     CONTROLS AND PROCEDURES

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

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a)(1)     Pliant Corporation and Subsidiaries Financial Statements:

            Index to Financial Statements and Financial Statement Schedule  F-1

            Report of Independent Public Accountants                        F-2

            Report of Independent Public Accountants                        F-3

            Consolidated Balance Sheets as of December 31, 2002 and 2001    F-4

            Consolidated Statements of Operations for the years ended
                December 31, 2002, 2001 and 2000                            F-5

            Consolidated Statements of Stockholders' Equity (Deficit) for
                the years ended December 31, 2002, 2001 and 2000            F-6

            Consolidated Statements of Cash Flows for the years ended
                December 31, 2002, 2001 and 2000                            F-8

            Notes to Consolidated Financial Statements                      F-10

(a)(2)      Financial Statement Schedule:

            Schedule II - Valuation and Qualifying Accounts                 S-1
            The remaining schedules set forth in Regulation S-X have not been included because they are not applicable to our business.


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

    3.1 Third Amended and Restated Articles of Incorporation of Pliant Corporation (incorporated by reference to Exhibit 3.1 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

    3.2 Articles of Amendment of Third Amended and Restated Articles of Incorporation of Pliant Corporation (incorporated by reference to Exhibit 3.2 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 filed on April 2, 2001).

    3.3 Articles of Amendment of Third Amended and Restated Articles of Incorporation of Pliant Corporation (incorporated by reference to Exhibit 3.3 to Pliant Corporation's Registration Statement on Form S-1 (File No. 333-65754)).

    3.4* Articles of Amendment of Third Amended and Restated Articles of Incorporation of Pliant Corporation.

    3.5* Articles of Amendment of Third Amended and Restated Articles of Incorporation of Pliant Corporation.

    3.6*      Second Amended and Restated Bylaws of Pliant Corporation.

    4.1 Indenture, dated as of May 31, 2000, among Pliant Corporation, the Note Guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

    4.2 First Supplemental Indenture, dated as of July 16, 2001, among Pliant Corporation, the New Note Guarantors party thereto, the existing Note Guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.3 to Pliant Corporation's Registration Statement on Form S-1 (File No. 333-65754)).

    4.3       Form of 2000 Notes (incorporated by reference to Exhibit B to
              Exhibit 4.1).

    4.4 Indenture, dated as of April 10, 2002, among Pliant Corporation, the Note Guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.4 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-86532)).

    4.5       Form of 2002 Note (incorporated by reference to Exhibit B to
              Exhibit 4.4).

    4.6 Exchange and Registration Rights Agreement, dated as of May 31, 2000, among Pliant Corporation, the Note Guarantors party thereto, and Chase Securities, Inc. and Deutsche Bank Securities Inc., as Initial Purchasers (incorporated by reference to Exhibit 4.3 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

    4.7 Exchange and Registration Rights Agreement, dated as of April 10, 2002, among Pliant Corporation, the Note Guarantors party thereto, and J.P. Morgan Securities, Inc. and Deutsche Bank Securities Inc., as Initial Purchasers (incorporated by reference to Exhibit
              4.7 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-86532)).

   10.1 Note Warrant Agreement, dated as of May 31, 2000, among Pliant Corporation and The Bank of New York, as Warrant Agent, relating to the 220,000 Note Warrants (incorporated by reference to Exhibit
              10.1 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

   10.2 Stockholders' Agreement, dated as of May 31, 2000, among Pliant Corporation, Chase Domestic Investments, L.L.C. and each of the stockholders and warrantholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.2 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

   10.3 Amendment No. 1 and Waiver, dated as of July 16, 2001, to the Stockholder's Agreement, dated as of May 31, 2000, among Pliant Corporation, Chase Domestic Investments, L.L.C. and each of the stockholders and warrantholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.3 to Pliant Corporation's Registration Statement on Form S-1 (File No. 333-65754)).

   10.4 Amendment No. 2, dated as of December 19, 2001, to the Stockholder's Agreement, dated as of May 31, 2000, among Pliant Corporation, Chase Domestic Investments, L.L.C. and each of the stockholders and warrantholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.4 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2001).

   10.5* Amendment No. 3, dated as of March 25, 2003, to the Stockholder's Agreement, dated as of May 31, 2000, among Pliant Corporation, Chase Domestic Investments, L.L.C. and each of the stockholders and warrantholders listed on the signature pages thereto.

   10.6 Registration Rights Agreement, dated as of May 31, 2000, among Pliant Corporation, Chase Domestic Investments, L.L.C. and each of the stockholders and warrantholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.3 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

   10.7 Amendment No. 1, dated as of June 13, 2000, to the Registration Rights Agreement, dated as of May 31, 2000, among Pliant Corporation, Chase Domestic Investments, L.L.C. and each of the stockholders and warrantholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.4 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

   10.8* Amendment No. 2, dated as of March 25, 2003, to the Registration Rights Agreement, dated as of May 31, 2000, among Pliant Corporation, Chase Domestic Investments, L.L.C. and each of the stockholders and warrantholders listed on the signature pages thereto.

   10.9 Securities Purchase Agreement, dated as of May 31, 2000, among Pliant Corporation and each of the purchasers of Pliant Corporation's preferred stock listed on the signature pages thereto (incorporated by reference to Exhibit 10.5 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

   10.10 Amendment No. 1 and Waiver, dated as of July 16, 2001, to the Securities Purchase Agreement dated as of May 31, 2000 among Pliant Corporation, and each of the purchasers of Pliant Corporation's preferred stock listed on the signature pages thereto (incorporated by reference to Exhibit 10.7 to Pliant Corporation's Registration Statement on Form S-1 (File No. 333-65754)).

   10.11 Warrant Agreement, dated as of May 31, 2000, among Pliant Corporation and Chase Domestic Investments, L.L.C. (incorporated by reference to Exhibit 10.6 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

   10.12 Amendment No. 1, dated as of July 16, 2001, to the Warrant Agreement dated as of May 31, 2000 among Pliant Corporation and the initial warrantholders listed in Schedule I thereto (incorporated by reference to Exhibit 10.9 to Pliant Corporation's Registration Statement on Form S-1 (File No. 333-65754)).

   10.13* Amendment No. 2, dated as of March 25, 2003, to the Warrant Agreement dated as of May 31, 2000 among Pliant Corporation and the initial warrantholders listed in Schedule I thereto.

   10.14 Securities Purchase Agreement, dated as of July 16, 2001, among Pliant Corporation and the purchasers of Pliant Corporation's preferred stock listed on the schedules thereto (incorporated by reference to Exhibit 10.10 to Pliant Corporation's Registration Statement on Form S-1 (File No. 333-65754)).

   10.15* Securities Purchase Agreement, dated as of March 25, 2003, among Pliant Corporation and the Purchasers named therein.

   10.16* Securities Purchase Agreement, dated as of March 25, 2003, between Pliant Corporation and J.P. Morgan Partners (BHCA), L.P.

   10.17 Credit Agreement, dated as of September 30, 1997, as amended and restated as of May 31, 2000, among Pliant Corporation, the subsidiary guarantors party thereto, the various lenders from time to time party thereto, Bankers Trust Company, as Administrative Agent and Collateral Agent, and The Chase Manhattan Bank, as Syndication Agent, and The Bank of Nova Scotia, as the Documentation Agent (incorporated by reference to Exhibit 10.7 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

   10.18 Amendment No. 1, dated as of September 30, 2000, to Credit Agreement dated as of September 30, 1997, as amended and restated as of May 31, 2000 (incorporated by reference to Exhibit 10.1 to Pliant Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

   10.19 Amendment No. 2, dated as of July 10, 2001, to the Credit Agreement dated as of September 30, 1997, as amended and restated as of May 31, 2000 (incorporated by reference to Exhibit 10.13 to Pliant Corporation's Registration Statement on Form S-1 (File No. 333-65754)).

   10.20 Amendment No. 3, dated as of April 2, 2002, to the Credit Agreement dated as of September 30, 1997, as amended and restated as of May 31, 2000 (incorporated by reference to Exhibit 10.15 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-86532)).

   10.21 Amendment No. 4, dated as of September 30, 2002, to the Credit Agreement dated as of September 30, 1997, as amended and restated as of May 31, 2000 (incorporated by reference to Exhibit 10.2 to Pliant Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002).

   10.22* Amendment No. 5, dated as of March 24, 2003, to the Credit Agreement dated as of September 30, 1997, as amended and restated as of May 31, 2000.

   10.23 Guarantee Agreement, dated as of September 30, 1997, as amended and restated as of May 31, 2000, among the subsidiary guarantors party thereto and Bankers Trust Company, as Collateral Agent (incorporated by reference to Exhibit 10.8 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

   10.24 Supplement No. 1, dated as of July 19, 2001, to the Guarantee Agreement, dated as of September 30, 1997, as amended and restated as of May 31, 2000, among Pliant Corporation, each of the subsidiaries listed on Schedule I thereto and Bankers Trust Company, as Administrative Agent (incorporated by reference to Exhibit 10.15 to Pliant Corporation's Registration Statement on Form S-1 (File No. 333-65754)).

   10.25 Security Agreement, dated as of September 30, 1997, as amended and restated as of May 31, 2000, among the subsidiary guarantors party thereto and Bankers Trust Company, as Collateral Agent (incorporated by reference to Exhibit 10.9 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

   10.26 Supplement No. 1, dated as of July 19, 2001, to the Security Agreement, dated as of September 30, 1997, as amended and restated as of May 31, 2000, among Pliant Corporation, each of the subsidiaries listed on Schedule I thereto and Bankers Trust Company, as Collateral Agent (incorporated by reference to Exhibit
              10.17 to Pliant Corporation's Registration Statement on Form S-1 (File No. 333-65754)).

   10.27 Pledge Agreement, dated as of September 30, 1997, as amended and restated as of May 31, 2000, among the subsidiary guarantors party thereto and Bankers Trust Company, as Collateral Agent (incorporated by reference to Exhibit 10.10 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

   10.28 Supplement No. 1, dated as of July 19, 2001, to the Pledge Agreement, dated as of September 30, 1997, as amended and restated as of May 31, 2000, among Pliant Corporation, each of the subsidiaries listed on Schedule I thereto and Bankers Trust Company, as Collateral Agent (incorporated by reference to Exhibit
              10.19 to Pliant Corporation's Registration Statement on Form S-1 (File No. 333-65754)).

   10.29 Indemnity, Subrogation and Contribution Agreement, dated as of September 30, 1997, as amended and restated as of May 31, 2000, among the subsidiary guarantors party thereto and Bankers Trust Company, as Collateral Agent (incorporated by reference to Exhibit
              10.11 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

   10.30 Supplement No. 1, dated as of July 19, 2001, to the Indemnity, Subrogation and Contribution Agreement, dated as of September 30, 1997, as amended and restated as of May 31, 2000, among Pliant Corporation, each of the subsidiaries listed on Schedule I thereto and Bankers Trust Company, as Collateral Agent (incorporated by reference to Exhibit 10.21 to Pliant Corporation's Registration Statement on Form S-1 (File No. 333-65754)).

   10.31 Employment Agreement, dated as of May 31, 2000, between Pliant Corporation and Richard P. Durham (incorporated by reference to
              Exhibit 10.12 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

   10.32 Amendment No. 1, dated as of February 1, 2001, to the Employment Agreement, dated as of May 31, 2000, between Pliant Corporation and Richard P. Durham (incorporated by reference to Exhibit 10.14 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 filed on April 2, 2001).

   10.33 Separation Agreement, dated as of June 10, 2002, between Pliant Corporation and Richard P. Durham (incorporated by reference to
              Exhibit 10.1 to Pliant Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

   10.34 Employment Agreement, dated as of May 31, 2000, between Pliant Corporation and Jack E. Knott (incorporated by reference to
              Exhibit 10.13 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

   10.35 Employment Agreement, dated as of May 31, 2000, between Pliant Corporation and Scott K. Sorensen (incorporated by reference to
              Exhibit 10.14 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

   10.36 Letter Agreement, dated as of December 27, 2000, terminating the Employment Agreement, dated as of May 31, 2000, between Pliant Corporation and Scott K. Sorensen (incorporated by reference to
              Exhibit 10.17 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 filed on April 2, 2001).

   10.37 Employment Agreement, dated as of May 31, 2000, between Pliant Corporation and Ronald G. Moffitt (incorporated by reference to
              Exhibit 10.15 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

   10.38 Letter Agreement, dated as of January 22, 2001, terminating the Employment Agreement, dated as of May 31, 2000, between Pliant Corporation and Ronald G. Moffitt (incorporated by reference to
              Exhibit 10.19 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 filed on April 2, 2001).

   10.39 Employment Agreement, dated as of March 30, 2001, between Pliant Corporation and Brian E. Johnson (incorporated by reference to
              Exhibit 10.30 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2001).

   10.40 Restricted Stock Agreement, dated as of May 31, 2000, between Pliant Corporation and Richard P. Durham (incorporated by reference to Exhibit 10.16 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

   10.41 Restricted Stock Agreement, dated as of May 31, 2000, between Pliant Corporation and Jack E. Knott (incorporated by reference to
              Exhibit 10.17 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

   10.42 Restricted Stock Agreement, dated as of May 31, 2000, between Pliant Corporation and Scott K. Sorensen (incorporated by reference to Exhibit 10.18 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

   10.43 Stock Redemption Agreement, dated as of December 27, 2000, between Pliant Corporation and Scott K. Sorensen (incorporated by reference to Exhibit 10.23 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 filed on April 2, 2001).

   10.44 Restricted Stock Agreement, dated as of May 31, 2000, between Pliant Corporation and Ronald G. Moffitt (incorporated by reference to Exhibit 10.19 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

   10.45 Stock Redemption Agreement, dated as of February 1, 2001, between Pliant Corporation and Ronald G. Moffitt (incorporated by reference to Exhibit 10.25 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 filed on April 2, 2001).

   10.46 Pledge Agreement, dated as of May 31, 2000, in favor of Pliant Corporation made by Richard P. Durham (incorporated by reference to Exhibit 10.20 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

   10.47 Amendment No. 1, dated as of March 1, 2001, to the Pledge Agreement dated as of May 31, 2000, among Pliant Corporation and Richard P. Durham (incorporated by reference to Exhibit 10.35 to Post-Effective Amendment No. 2 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

   10.48 Pledge Agreement, dated as of May 31, 2000, in favor of Pliant Corporation made by Jack E. Knott (incorporated by reference to Exhibit 10.21 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

   10.49 Amendment No. 1, dated as of April 1, 2001, to the Pledge Agreement dated as of May 31, 2000, among Pliant Corporation and Jack E. Knott (incorporated by reference to Exhibit 10.36 to Post-Effective Amendment No. 2 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

   10.50 Pledge Agreement, dated as of May 31, 2000, in favor of Pliant Corporation made by Scott K. Sorensen (incorporated by reference to Exhibit 10.22 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

   10.51 Pledge Agreement, dated as of May 31, 2000, in favor of Pliant Corporation made by Ronald G. Moffitt (incorporated by reference to Exhibit 10.23 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

   10.52 1998 Pliant Corporation Stock Option Plan (incorporated by reference to Exhibit 10.10 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 1998).

   10.53 Pliant Corporation Management Incentive Plan for Senior Divisional Management (1999) (incorporated by reference to Exhibit 10.1 to Pliant Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

   10.54* Pliant Corporation 2000 Stock Incentive Plan (as amended and restated through April 17, 2002).

   10.55 Second Amended and Restated Stock Option Agreement, dated as of May 31, 2000 between Pliant Corporation and Jack E. Knott (incorporated by reference to Exhibit 10.27 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

   10.56 Pliant Corporation Management Incentive Plan (2000) (incorporated by reference to Exhibit 10.2 to Pliant Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

   10.57 Pliant Corporation Management Incentive Plan (2001) (incorporated by reference to Exhibit 10.48 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2001).

   10.58 Pliant Corporation Management Incentive Plan (2002) (incorporated by reference to Exhibit 10.49 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2001).

   10.59 Pliant Corporation 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Pliant Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

   12.1*      Statement re: computation of ratios of earning to fixed charges.

   21.1*      Subsidiaries of Pliant Corporation.

   99.1* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   99.2* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-------
*        Filed with this report.

     (b) Reports on Form 8-K
         -------------------

         No reports on Form 8-K were filed during the fourth quarter of 2002. Subsequent to the end of the quarter, we filed reports on Form 8-K (i) on March 17, 2003 to report that our shareholders had approved an amendment to our articles of incorporation increasing the number of shares of our Series A preferred stock from 132,000 shares to 167,000 shares in connection with a proposed amendment to our credit facilities and (ii) on March 25, 2003 to report that we had entered into an amendment to our credit facilities that, among other things, adjusted certain financial covenants and allows us to issue $40 million of additional equity securities, of which J.P. Morgan Partners (BHCA), L.P. is obligated to purchase up to $25 million under certain circumstances, and that, as a condition to the effectiveness of the amendment, we had issued 10,000 shares of Series A preferred stock and warrants to purchase 43,962 shares of common stock to J.P. Morgan Partners (BHCA), L.P. for $10 million.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2003.

                                 PLIANT CORPORATION


                                 By /s/ JACK E. KNOTT II
                                    -----------------------------------------
                                    Jack E. Knott II, Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 2003 by the following persons on behalf of the Registrant and in the capacities indicated.


                                 By /s/ JACK E. KNOTT II
                                    -----------------------------------------
                                    Jack E. Knott II, Chief Executive
                                    Officer and Director
                                    (Principal Executive Officer)


                                 By /s/ BRIAN E. JOHNSON
                                    -----------------------------------------
                                    Brian E. Johnson, Executive Vice President
                                    and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)


                                 By /s/ RICHARD P. DURHAM
                                    -----------------------------------------
                                    Richard P. Durham, Director


                                 By./s/ DONALD J. HOFMANN, JR.
                                    -----------------------------------------
                                    Donald J. Hofmann, Jr., Director


                                 By /s/ TIMOTHY J. WALSH
                                    -----------------------------------------
                                    Timothy J. Walsh, Chairman and Director


                                 By /s/ JOHN M.B. O'CONNOR
                                    -----------------------------------------
                                    John M.B. O'Connor, Director


                                 By /s/ EDWARD A. LAPEKAS
                                    -----------------------------------------
                                    Edward A. Lapekas, Director


                                 By /s/ ALBERT MACMILLAN
                                    -----------------------------------------
                                    Albert MacMillan, Director

                                 CERTIFICATIONS


I, Jack E. Knott II, certify that:


         1.       I have reviewed this annual report on Form 10-K of Pliant
Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003


                                      /s/ JACK E. KNOTT II
                                      -----------------------------------
                                      Jack E. Knott II
                                      Chief Executive Officer

I, Brian E. Johnson, certify that:


         1.       I have reviewed this annual report on Form 10-K of Pliant
Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003


                                      /s/ BRIAN E. JOHNSON
                                      -------------------------------------
                                      Brian E. Johnson
                                      Chief Financial Officer

           SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
       PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT
             REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

         The Registrant has not sent to its security holders any annual report to security holders covering the Registrant's last fiscal year or any proxy statement, form of proxy or other proxy soliciting material sent to more than 10 of the Registrant's security holders with respect to any annual or other meeting of security holders.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

            Pliant Corporation and Subsidiaries Financial Statements:

            Report of Independent Public Accountants                        F-2

            Report of Independent Public Accountants                        F-3

            Consolidated Balance Sheets as of December 31, 2002 and 2001    F-4

            Consolidated Statements of Operations for the years ended
                December 31, 2002, 2001 and 2000                            F-5

            Consolidated Statements of Stockholders' Equity (Deficit)
                for the years ended December 31, 2002, 2001 and 2000        F-6

            Consolidated Statements of Cash Flows for the years ended
                December 31, 2002, 2001 and 2000                            F-8

            Notes to Consolidated Financial Statements                      F-10

            Financial Statement Schedule:

            Schedule II - Valuation and Qualifying Accounts                 S-1

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors and Shareholders of Pliant Corporation

         We have audited the accompanying consolidated balance sheet of Pliant Corporation as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 2002 listed in Item 15(a)(2) of this Annual Report on Form 10-K. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit. The financial statements and schedule of Pliant Corporation as of December 31, 2001 and for the two years then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those statements and schedule in their report dated January 28, 2002, before the restatement and inclusion of additional disclosures referred to in the last paragraph of this report.

         We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the consolidated financial position of Pliant Corporation as of December 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

         As discussed in Notes 1 and 5 to the financial statements, in the year ended December 31, 2002 the Company changed its method of accounting for goodwill.

         As discussed above, the financial statements of Pliant Corporation as of December 31, 2001 and for the two years in the period then ended were audited by other auditors who have ceased operations. As described in Note 5, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, (SFAS 142) Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 5 with respect to 2001 and 2000 included (a) agreeing the previously reported net income (loss) to the previously issued financial statements and the adjustments to reported net income (loss) representing amortization expense (including any related tax effects) recognized in those periods related to goodwill to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income (loss) to reported net income (loss). In our opinion the disclosures relating to adjusted net income (loss) for 2001 and 2000 in Note 5 are appropriate. Also, as described in Note 14, the Company changed the composition of its reportable segments in 2002, and the amounts in the 2001 and 2000 financial statements relating to reportable segments have been restated to conform to the 2002 composition of reportable segments. We audited the adjustments that were applied to restate the disclosures for reportable segments reflected in the 2001 and 2000 financial statements. Our procedures included (a) agreeing the adjusted amounts of segment net sales, segment profit (loss), segment depreciation and amortization, segment interest expense, segment capital expenditures and segment total assets to the Company's underlying records obtained from management, and
(b) testing the mathematical accuracy of the reconciliations of segment amounts to the consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review or apply any procedures to the 2001 or 2000 financial statements of the Company other than with respect to such SFAS 142 transition disclosures and segment adjustments, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 financial statements taken as a whole.



/s/ Ernst & Young LLP
Chicago, Illinois
February 28, 2003, except for Note 6, as to
   which the date is March 25, 2003

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





/s/ Arthur Andersen LLP

Chicago, Illinois
January 28, 2002






This report is a copy of the previously issued report covering 2000 and 2001. The predecessor auditor has ceased operations and has not reissued their report.

                       PLIANT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
 As of December 31, 2002 and 2001 (Dollars in Thousands, Except per Share Data)
--------------------------------------------------------------------------------

                                                                                                2002         2001
                                                                                              ---------    ---------
ASSETS
CURRENT ASSETS :
     Cash and cash equivalents ............................................................   $   1,635    $   4,818
     Receivables:
         Trade accounts, net of allowances of $5,583 and $2,438, respectively .............     104,157      111,768
         Other ............................................................................      14,866       13,668
     Inventories ..........................................................................      98,022       83,948
     Prepaid expenses and other ...........................................................       4,149        3,026
     Income taxes receivable ..............................................................       2,368          985
     Deferred income taxes ................................................................       8,182        2,563
                                                                                              ---------    ---------
                  Total current assets ....................................................     233,379      220,776
PLANT AND EQUIPMENT, net: .................................................................     350,479      369,324
GOODWILL ..................................................................................     203,997      204,426
OTHER INTANGIBLE ASSETS, net: .............................................................      27,034       26,773
OTHER ASSETS ..............................................................................      38,314       30,384
                                                                                              ---------    ---------
                  Total assets ............................................................   $ 853,203    $ 851,683
                                                                                              =========    =========


LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES:
     Trade accounts payable ...............................................................   $ 113,988    $ 101,508
     Accrued liabilities:
              Interest payable ............................................................      16,175       10,392
              Customer rebates ............................................................      10,439        7,571
              Other .......................................................................      32,263       25,134
     Current portion of long-term debt ....................................................      14,745       17,767
                                                                                              ---------    ---------
                  Total current liabilities ...............................................     187,610      162,372
LONG-TERM DEBT, net of current portion ....................................................     721,636      695,556
OTHER LIABILITIES .........................................................................      26,977       18,944
DEFERRED INCOME TAXES .....................................................................      23,836       26,156
                                                                                              ---------    ---------
                  Total liabilities .......................................................     960,059      903,028
                                                                                              ---------    ---------
MINORITY INTEREST .........................................................................         192          271
COMMITMENTS AND CONTINGENCIES (Notes 7 and 12) ............................................          --           --
REDEEMABLE STOCK:
     Preferred stock - 200,000 shares authorized, 130,973 shares outstanding as of
     December 31, 2002, and 2001 and designated as Series A, no par value with a redemption and liquidation value of $1,000 per share plus
     accumulated dividends ................................................................     150,816      126,149
     Common stock - 60,000 shares authorized, no par value; 34,240 shares outstanding as of
     December 31,2002 and  53,996 outstanding as of December 31, 2001 net of related stockholders' notes receivable of $6,754 at December 31, 2002 and  $12,720 at
     December 31, 2001 ....................................................................      13,008       16,778
                                                                                              ---------    ---------
                  Total redeemable stock ..................................................     163,824      142,927
                                                                                              ---------    ---------

STOCKHOLDERS' DEFICIT:
     Common stock - no par value; 10,000,000 shares authorized, 542,638 and 542,571
     shares outstanding as of December 31, 2002 and December 31, 2001, respectively .......     103,376      103,362
     Warrants to purchase common stock ....................................................      38,676       38,715
     Accumulated deficit ..................................................................    (394,420)    (326,356)
     Stockholders' notes receivable .......................................................        (660)        (616)
     Accumulated other comprehensive loss .................................................     (17,844)      (9,648)
                                                                                              ---------    ---------
                  Total stockholders' deficit .............................................    (270,872)    (194,543)
                                                                                              ---------    ---------
                  Total liabilities and stockholders' deficit .............................   $ 853,203    $ 851,683
                                                                                              =========    =========

                See notes to consolidated financial statements.

                       PLIANT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
   For the Years Ended December 31, 2002, 2001 and 2000 (Dollars in Thousands)
--------------------------------------------------------------------------------

                                                                             2002         2001         2000
                                                                          ---------    ---------    ---------
NET SALES .............................................................   $ 879,197    $ 840,360    $ 843,797
COST OF SALES .........................................................     714,463      665,092      696,716
                                                                          ---------    ---------    ---------
                  Gross profit ........................................     164,734      175,268      147,081
                                                                          ---------    ---------    ---------
OPERATING EXPENSES:
     Selling, general and administrative ..............................      85,351       88,821       93,937
     Research and development .........................................       8,124        9,821        8,596
     Stock-based compensation related to administrative employees .....          --        7,033           --
     Compensation and transaction costs related to recapitalization ...          --           --       10,754
     Restructuring and other costs ....................................      43,143       (4,588)      19,368
                                                                          ---------    ---------    ---------
                  Total operating expenses ............................     136,618      101,087      132,655
                                                                          ---------    ---------    ---------
OPERATING INCOME ......................................................      28,116       74,181       14,426
INTEREST EXPENSE ......................................................     (75,284)     (75,988)     (68,534)
OTHER INCOME, net .....................................................       2,276        6,525          332
                                                                          ---------    ---------    ---------
INCOME (LOSS)  BEFORE
     INCOME TAXES AND EXTRAORDINARY LOSS ..............................     (44,892)       4,718      (53,776)
                                                                          ---------    ---------    ---------
INCOME TAX EXPENSE (BENEFIT):
     Current ..........................................................       3,980        4,204        4,144
     Deferred .........................................................      (5,442)       2,582      (18,387)
                                                                          ---------    ---------    ---------
                  Total income tax expense (benefit) ..................      (1,462)       6,786      (14,243)
                                                                          ---------    ---------    ---------
INCOME (LOSS)  BEFORE EXTRAORDINARY LOSS ..............................     (43,430)      (2,068)     (39,533)
EXTRAORDINARY LOSS (net of income tax benefit of $7,500) ..............          --           --      (11,250)
                                                                          ---------    ---------    ---------
NET INCOME (LOSS) .....................................................   $ (43,430)   $  (2,068)   $ (50,783)
                                                                          =========    =========    =========

                See notes to consolidated financial statements.

                       PLIANT CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
       For the Years Ended December 31, 2002, 2001 and 2000 (In Thousands)
--------------------------------------------------------------------------------

                                                                                        Warrants
                                      Class A            Class B                          to                           Accumulated
                                    Common Stock      Common Stock     Common Stock     Purchase           Stockholder's  Other
                                 ------------------ ---------------- -----------------  Common   Accumulated  Notes   Comprehensive
                        Total     Shares    Amount  Shares   Amount  Shares   Amount     Stock     Deficit  Receivable Income/(Loss)
                      ---------  --------  -------- -------  ------- -------  --------  --------  ---------  --------  ---------
Balance,
December 31, 1999 ... $  90,662     1,000  $ 63,161       7  $   515                              $  32,042  $   (299) $  (4,757)
Comprehensive
  income:
  Net loss ..........   (50,783)                                                                    (50,783)
  Foreign currency
     translation
     adjustment .....    (2,504)                                                                                          (2,504)
                      ---------

  Comprehensive
  loss ..............   (53,287)
                      ---------
Recapitalization
   transaction ......  (231,762)   (1,000)  (63,161)     (7)    (515)    508    86,932    18,550   (272,979)     (589)
Issuance of
  warrants to
  purchase common
  stock with
  senior notes ......     7,950                                                            7,950
Preferred stock
  dividends
  and accretion .....    (8,771)                                                                     (8,771)
Increase to
  redemption
  value of
  redeemable
  common stock ......   (11,923)                                                                    (11,923)
Issuance of
  stock to
  management in
  exchange
  for promissory
  notes .............                                                      7     3,261                         (3,261)
Discount on
  stockholder
  note receivable ...       323                                                                                   323
Issuance of
  stock to
  management ........       797                                            2       797
Repurchase of
  common stock
  from management
  and cancellation
  of note ...........                                                     (6)   (3,001)                         3,001
                      ---------  --------  -------- -------  ------- -------  --------  --------  ---------  --------  ---------
Balance,
  December 31, 2000 .  (206,011)       --        --      --       --     511    87,989    26,500   (312,414)     (825)    (7,261)
Comprehensive
  income:
  Net loss ..........    (2,068)                                                                     (2,068)
  Fair value
     change in
     interest rate
     derivatives
     classified as
     cash flow
     hedges .........    (2,944)                                                                                          (2,944)
  Foreign currency
     translation
     adjustment .....       557                                                                                              557
                      ---------
  Comprehensive
     loss ...........    (4,455)
                      ---------
Stock-based
    compensation
    related to
    administrative
    employees .......     7,033                                                                       7,033
Preferred stock
    dividend
    and accretion ...   (18,907)                                                                    (18,907)
Issuance of
   stock as a
   result of Uniplast
   acquisition ......    15,735                                           33    15,735
Issuance of
   warrants with
   preferred stock ..    12,215                                                           12,215
Repurchase of
   common stock
   and cancellation
   of notes from
   management .......      (111)                                          (1)     (362)                           251
Amortization of
   discount on
   Stockholder's note
   receivable .......       (42)                                                                                  (42)
                      ---------  --------  -------- -------  ------- -------  --------  --------  ---------  --------  ---------
Balance,
   December 31, 2001  $(194,543)       --  $     --      --  $    --     543  $103,362  $ 38,715  $(326,356) $   (616) $  (9,648)

                 See notes to consolidated financial statements

                       PLIANT CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
       For the Years Ended December 31, 2002, 2001 and 2000 (In Thousands)
--------------------------------------------------------------------------------

                                                                                        Warrants
                                      Class A            Class B                          to                           Accumulated
                                    Common Stock      Common Stock     Common Stock     Purchase           Stockholder's  Other
                                 ------------------ ---------------- -----------------  Common   Accumulated  Notes   Comprehensive
                        Total     Shares    Amount  Shares   Amount  Shares   Amount     Stock     Deficit  Receivable Income/(Loss)
                      ---------  --------  -------- -------  ------- -------  --------  --------  ---------  --------  ---------

Balance,
December 31, 2001.... $(194,543)                                         543  $103,362  $ 38,715  $(326,356) $   (616) $  (9,648)
Comprehensive
 income:
  Net loss...........   (43,430)                                                                    (43,430)
  Minimum pension
   liability, net
     of taxes........      (937)                                                                                            (937)
  Fair value change
   in interest
   rate derivatives
   classified
   as cash flow
   hedges, net of
   taxes.............    (2,453)                                                                                          (2,453)
  Foreign currency
   translation
   adjustment........    (4,806)                                                                                          (4,806)
                      ---------
  Comprehensive
    loss.............   (51,626)
                      ---------
Issuance of common
  stock to
  management for
  warrants...........        --                                                     39       (39)
Preferred stock
  dividend
  and accretion......   (24,634)                                                                    (24,634)
Purchase of stock
  by directors.......        63                                                     63
Repurchase of stock
  from management....       (88)                                                   (88)
Amortization of
  discount on
  stockholder's
  note receivable....       (44)                                                                                  (44)
                      ---------  --------  -------- -------  ------- -------  --------  --------  ---------  --------  ---------
Balance,
December 31, 2002.... $(270,872)       --  $     --      --  $    --     543  $103,376  $ 38,676  $(394,420) $   (660) $ (17,844)
                      =========  ========  ======== =======  ======= =======  ========  ========  =========  ========  =========

                 See notes to consolidated financial statements

                       PLIANT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
   For the Years Ended December 31, 2002, 2001 and 2000 (Dollars in Thousands)
--------------------------------------------------------------------------------

                                                                                           2002         2001         2000
                                                                                        ---------    ---------    ---------
Cash flows from operating activities:
   Net income (loss) ................................................................   $ (43,430)   $  (2,068)   $ (50,783)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization ..................................................      46,912       47,017       39,546
     Amortization of deferred financing costs .......................................       3,707           --           --
     Deferred income taxes ..........................................................      (5,442)       2,980      (18,387)
     Change in provision for losses on accounts receivable ..........................       2,635          272         (156)
     Non-cash compensation expense related to stock options .........................          --        7,033        2,641
     Discount on stockholder note receivable ........................................          --           --          323
     Non-cash plant closing costs ...................................................      14,204       (7,615)      14,801
     Write down of impaired goodwill ................................................       8,600           --           --
     (Gain) or loss on disposal of assets ...........................................         381         (433)         514
     Extraordinary loss (net of income taxes) .......................................          --           --       11,250
     Minority Interest ..............................................................         (79)         271           --
     Changes in operating assets and liabilities - net of effects of acquisitions:
       Trade accounts receivable ....................................................      12,135         (182)       4,886
       Other receivables ............................................................      (1,565)      (2,857)       2,055
       Inventories ..................................................................      (8,505)       2,249         (952)
       Prepaid expenses and other ...................................................        (950)        (651)         661
       Intangible assets and other assets ...........................................      (4,704)       1,090        1,930
       Trade accounts payable .......................................................       5,180      (15,023)      48,962
       Accrued liabilities ..........................................................       9,129       (2,988)       4,355
       Due to affiliates ............................................................          --           --       (4,715)
       Income taxes payable/receivable ..............................................         145        1,733          (67)
       Other liabilities ............................................................       5,243         (484)       3,402
                                                                                        ---------    ---------    ---------
           Net cash provided by operating activities ................................      43,596       30,344       60,266
                                                                                        ---------    ---------    ---------
Cash flows from investing activities:
   Capital expenditures for plant and equipment .....................................     (49,194)     (56,418)     (65,644)
   Acquisitions, net of cash acquired ...............................................     (23,164)     (38,778)          --

   Proceeds from sale of assets .....................................................      17,122        7,914           --
                                                                                        ---------    ---------    ---------
                 Net cash used in investing activities ..............................     (55,236)     (87,282)     (65,644)
                                                                                        ---------    ---------    ---------
Cash flows from financing activities:
   Payment of capitalized loan fees .................................................      (7,439)      (1,932)     (22,303)
   Payment of fees for tender offer .................................................          --           --      (10,055)
   Redemption of common stock .......................................................          --           --     (314,034)
   Net proceeds (net of repurchases) from issuance of common and preferred stock ....      (3,227)      30,991      161,820
   (Payments)/Borrowings on long-term debt ..........................................          --       25,930     (507,002)
   Payments received from stockholder on note receivable ............................          --           --          165
   Proceeds from issuance of senior subordinated notes ..............................     103,752           --      691,684
   Repayments of debt under credit facilities .......................................     (80,694)          --           --
                                                                                        ---------    ---------    ---------
           Net cash provided by financing activities ................................   $  12,392    $  54,989    $     275
                                                                                        =========    =========    =========

                 See notes to consolidated financial statements

                       PLIANT CORPORATION AND SUBSIDIARIES

   For the Years Ended December 31, 2002, 2001 and 2000 (Dollars in Thousands)
--------------------------------------------------------------------------------

                                                                      2002        2001        2000
                                                                    --------    --------    --------
Effect of exchange rate changes on cash and cash equivalents ....   $ (3,935)   $  3,707    $   (934)
                                                                    --------    --------    --------
Net increase (decrease) in cash and cash equivalents ............     (3,183)      1,758      (6,037)
Cash and cash equivalents, beginning of the year ................      4,818       3,060       9,097
                                                                    --------    --------    --------
Cash and cash equivalents, end of the year ......................   $  1,635    $  4,818    $  3,060
                                                                    ========    ========    ========

Supplemental disclosures of cash flow information:
  Cash paid (received) during the year for:
         Interest ...............................................   $ 69,207    $ 69,503    $ 62,781
                                                                    ========    ========    ========
         Income taxes ...........................................   $  4,884    $ (1,594)   $ (4,160)
                                                                    ========    ========    ========

Supplemental schedule of non-cash investing and financing activities:
On July 16, 2001, certain assets were acquired and certain liabilities were assumed of Uniplast Films Corporation for an initial purchase price of approximately $56,000. The purchase price was paid through a cash payment of approximately $40,300 to discharge pre-acquisition debt and the issuance of Pliant common stock of approximately $15,700 to the shareholders of Uniplast. See Note 13 to the Consolidated Financial Statements.
In 2002 we repurchased $6.5 million of redeemable common stock in exchange for the cancellation of $6.5 million of notes receivable.


                 See notes to consolidated financial statements

                       PLIANT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   Summary of Significant Accounting Policies

         Nature of operations - Pliant Corporation and its subsidiaries (collectively "Pliant") produce polymer-based (plastic), value-added films for flexible packaging, personal care, medical, agricultural and industrial applications. Our manufacturing facilities are located in North America, Latin America, Germany and Australia.

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

         Immediately following the Recapitalization, approximately 55.5% of our total common stock was owned by an affiliate of J.P. Morgan Partners, LLC, approximately 4.3% of our total common stock was owned by certain other institutional investors, and approximately 40.2% of our total common stock was owned collectively by the Trust and the Management Investors. J.P. Morgan Partners, LLC owns our common stock through its Southwest Industrial Films, LLC subsidiary and owns our preferred stock through Flexible Films, LLC.

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

         Revenue Recognition - Sales revenue is recognized when title transfers, the risks and rewards of ownership have been transferred to the customer, the price is fixed and determinable and collection of the related receivable is probable, which is generally at the time of shipment. Revenue is reduced by rebates made to customers based on an estimate of the amount of the rebate at the time the sale is recorded.

         Accounts Receivable - Accounts receivable consist primarily of amounts due to us from our normal business activities. Accounts receivable amounts are determined to be past due when the amount is overdue based on contractual terms. We maintain an allowance for doubtful accounts to reflect the expected uncollectibility of accounts receivable based on past collection history and specific risks identified among uncollected amounts. Accounts receivable are charged off against the allowance for doubtful accounts when we have determined that the receivable will not be collected. One customer represented approximately 5% and 9% of consolidated receivables at December 31, 2002 and 2001, respectively.

         Inventories - Inventories consist principally of finished film and packaging products and the raw materials necessary to produce them. Inventories are carried at the lower of cost (on a first-in, first-out basis) or market value. Resin costs comprise the majority of our total manufacturing costs. Resin shortages or significant increases in the price of resin could have a significant adverse effect on our business.

                       PLIANT CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

         Plant and Equipment - Plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated economic useful lives of the assets as follows:

              Land improvements................................    20 years
              Buildings and improvements.......................    20 years
              Computer Equipment and Software..................    3-7 years
              Machinery and equipment..........................    7-15 years
              Furniture, fixtures and vehicles.................    3-7 years
              Leasehold improvements...........................    10-20 years


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

         Goodwill and Other Intangible Assets - Intangible assets are stated at cost. Generally, effective January 1, 2002, goodwill and other indefinite life intangible assets are no longer amortized but are subject to an annual impairment test. Amortization of other intangible assets is computed using the straight-line method over the estimated economic useful lives of 2-15 years.

         Impairment of Long-Lived Assets - When events or conditions indicate a potential impairment, we evaluate the carrying value of long-lived assets, including intangible assets, based upon current and expected undiscounted cash flows, and recognize an impairment when the estimated cash flows are less than the carrying value of the asset. Measurement of the amount of impairment, if any, is based upon the difference between the asset's carrying value and fair value.

         Other Assets - Other assets consist primarily of deferred debt issuance costs, deposits, spare parts and the cash surrender values of key-person life insurance policies. Deferred debt issuance costs are amortized using a straight line method which approximates the effective yield method. Major spare parts are depreciated from the purchase date using the straight-line method over the useful lives of the related machinery and equipment.

         Cash and Cash Equivalents - For the purpose of the consolidated statements of cash flows, we consider short-term highly liquid investments with maturity when purchased of three months or less to be cash equivalents. Cash generated outside of the United States is generally subject to taxation if repatriated.

         Income Taxes - Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes.

         Derivative Financial Instruments - Our borrowings under the credit facilities are at variable rates of interest and expose us to interest rate risk. The Company has entered into several interest rate derivative contracts in order to comply with the requirements of the agreements to the credit facilities and to reduce the effect of interest rate increases. (See Note 6).

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

         Accounting For Stock-Based Compensation Plans - We apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock-based compensation plans as they relate to employees and directors. For the years ended December 31, 2001, and 2000, the Company recorded compensation expense of $7.0 million and $2.6 million, respectively, related to these plans. The Company did not have compensation expense for the year ended December 31, 2002. Had compensation cost for all the outstanding options been determined in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," our net loss for the years ended December 31, 2002, 2001 and 2000 would have been the following pro forma amounts (in thousands):

                       PLIANT CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

                                                         2002         2001        2000
                                                      ----------   ----------  ----------
              As reported                             $  (43,430)  $   (2,068) $  (50,783)
              Stock compensation expense                      --        7,033       2,641
              Pro forma stock compensation expense          (707)         442        (322)
                                                      ----------   ----------  ----------

              Pro forma                               $  (44,137)  $    5,407  $  (48,464)
                                                      ==========   ==========  ==========

         The fair market value of each option is estimated on the date of grant using the minimum value option-pricing model based on the following assumptions for 2002, 2001 and 2000 grants, respectively: risk free rate of return of 6.02% to 6.75%; expected life of 7 years to 10 years; dividend yield of 0% and 0%; and volatility of 0% and 0%. The weighted average fair value of the options as determined by the minimum value option-pricing model was $202 per share for 2002, 2001 and 2000 grants.

         Reclassifications - Certain reclassifications have been made to the consolidated financial statements for comparative purposes.

2.   Inventories

         Inventory Balances - Inventories consisted of the following at December 31 (in thousands):

                                                     2002        2001
                                                  ---------   ---------

              Finished goods...............       $  60,758   $  50,738
              Raw materials and other......          28,045      27,499
              Work-in-process..............           9,219       5,711
                                                  ---------   ---------

              Total........................       $  98,022   $  83,948
                                                  =========   =========

3.   Restructuring and Other Costs

         Restructuring and other costs include plant closing costs (including costs related to relocation of manufacturing equipment), office closing costs and other costs related to workforce reductions.

         The following table summarizes Restructuring and Other costs for the years ended December 31 (in thousands):

                                              2002        2001        2000
                                            --------    --------    --------
              Plant closing costs
                   Severance                $  3,956    $     --    $  4,991
                   Reversal of Harrington         --      (7,615)         --
                   Relocation of
                   production lines            3,000       3,027          --
                   Other                       6,315          --         797
                   Fixed asset impairment     13,906                  13,580

              Office closing costs                --          --          --
                   Severance                   7,013          --          --
                   Other                         353          --          --

              Goodwill impairment              8,600          --          --
                                            --------    --------    --------
                                            $ 43,143    $ (4,588)   $ 19,368
                                            ========    ========    ========


Plant Closing Costs:

         2002 -- In September 2002, we approved a plan to close our production facility in Merced, California and relocate its production lines to our plants in Toronto, Canada and Danville, Kentucky. As of December 31, 2002, we accrued $1.6 million as part of plant closing costs for the severance expenses related to the closure of the Merced facility. The cost of relocating the production lines will be expensed to plant closing costs as incurred. In October 2002, we approved a plan to close our production facility in Shelbyville, Indiana and consolidate its production lines with our Alliant joint venture. As of December 31, 2002, we accrued $0.4 million as part of plant closing costs for severance expenses. Other costs will be expensed to plant closing costs as incurred. The

                       PLIANT CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

Shelbyville closure and the Merced closure were completed in the first quarter of 2003. We expect to utilize the remaining reserves related to these closures of $1.9 million by December 2003.

         In addition, we have commenced a process to consolidate our two plants in Mexico. The cost of relocating the production lines will be expensed to plant closing costs as incurred. We also incurred $2.3 million in plant closure costs in connection with the closing of our Fort Edward, New York facility (acquired as a part of the Decora acquisition) and moving production to our facilities in Mexico and Danville, Kentucky. We also made certain production rationalizations at our Toronto, Canada plant and Calhoun, Georgia plant.

         As a part of the 2001 Uniplast acquisition the Company approved a plan to close three Uniplast production facilities and reduce the sales and administrative personnel. As of December 31, 2002 the closure of the production plants and reduction of sales and administrative personnel were complete. Severance costs associated with this plan of $3.0 million were accrued as a part of the cost of the acquisition. The cost of relocating production lines to existing Company locations was expensed to plant closing costs as incurred. The Company incurred approximately $3.9 million for these relocation costs in 2002. There is no accrual remaining at December 31, 2002.

         2000 - 2001 -- During 2000, we approved and announced a strategic initiative to cease operations at our Dallas, Texas; Birmingham, Alabama; and Harrington, Delaware facilities. These facilities represent a portion of our Pliant U.S. segment. The intent of this initiative was to maximize the capacity of other company owned facilities by moving the production from these locations to plants that were not operating at capacity. As a result of this strategic initiative, we recorded a pre-tax charge of $19.6 million which is included as part of plant closing costs in the consolidated statement of operations for the year ended December 31, 2000. Of the $19.6 million, $13.8 million represented a reserve for impaired plant and equipment, $5.0 million represented a charge for severance costs and $0.8 million represented a charge for other closure costs and inventory write-offs. The major actions relating to the exit of these facilities include closing each of the respective facilities, disposal of the related equipment of each facility and termination of the employees of the respective facilities. As of December 31, 2000, we had completed our closure of our Dallas facility. In addition, we completed the closure of our Birmingham facility during the second quarter of 2001.

         During the third quarter of 2001, we analyzed the economics of closing our Harrington facility in light of changes in customer demand and our 2001 acquisition of Uniplast. These changes together with the movement of a production line from our Birmingham plant significantly improved the profitability of the Harrington plant. As a result, we revised our plans to close that facility. During the first six months of 2001, $1.1 million was incurred to downsize the Harrington facility. The remaining balance of the plant closure costs of $7.6 million accrued in 2000 was credited to plant closing costs in the consolidated statement of operations for the year ended December 31, 2001.

         The following is a summary of the key elements of the 2000 exit plan, excluding Harrington as management revised their closure plans for that facility in 2001 (dollars in thousands):

                                                                Dallas     Birmingham      Total
                                                              ----------   ----------   ----------
              Number of employees to be terminated........            68          105          173
              Book value of property and equipment to be
                Disposed of...............................    $    1,593   $    8,913   $   10,506
              Estimated proceeds from disposal............         1,200        1,749        2,949
                                                              ----------   ----------   ----------
              Net write-off from disposal.................           393        7,164        7,557
              Severance costs.............................           588        2,271        2,859
              Other closure costs.........................           302          225          527
                                                              ----------   ----------   ----------
              Total closure costs.........................    $    1,283   $    9,660   $   10,943
                                                              ==========   ==========   ==========

         Utilization of the reserves during 2002 is summarized below in thousands:

                                                         Utilized                                    Utilized
                                         Balance    -------------------              Balance    -------------------   Balance
                                         12/31/00   Non-Cash     Cash     Reversal   12/31/01   Non-Cash     Cash     12/31/02
                                         --------   --------   --------   --------   --------   --------   --------   --------
     Property and equipment reserves .   $ 13,801   $  5,001   $     --   $  6,244   $  2,556   $  2,556   $     --   $     --
     Severance costs .................      4,371         --      3,170      1,201         --         --         --         --
     Other costs .....................        585         --        182        170        233         --        233         --
                                         --------   --------   --------   --------   --------   --------   --------   --------
     Total ...........................   $ 18,757   $  5,001   $  3,352   $  7,615   $  2,789   $  2,556   $    233   $     --
                                         ========   ========   ========   ========   ========   ========   ========   ========

                       PLIANT CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

         As of December 31, 2002, all of the expected employee terminations had been completed at our Dallas, Birmingham, and Harrington facilities. We do not anticipate loss of substantial revenue or income from the closure of the facilities due to the fact that their sales volumes were largely transferred to other facilities.

         Office Closing and Workforce Reduction Costs

         2002 --During the year ended December 31, 2002, we implemented four workforce reduction programs. During the year ended December 31, 2002, 111 employees were terminated, resulting in an estimated annual cost saving, including benefits, of $10.1 million. Total severance cost, including benefits, for these terminations was $6.9 million. The accrual remaining at December 31, 2002 was $3.5 million and the accrual is expected to be fully utilized by the end of 2003.

         Total plant closing costs and severance and related costs resulting from the 2002 workforce reductions discussed above have been included as part of restructuring and other costs in the consolidated statement of operations for the year ended December 31, 2002.

         2000 - 2001 --During the fourth quarter of 2000, we approved and announced a cost saving initiative resulting in a company-wide workforce reduction, relocation of the corporate office from Salt Lake City, Utah to the Chicago, Illinois area and closure of the Dallas, Texas divisional office. As a result of this initiative we recorded a pre-tax charge of $7.1 million, which is included as part of selling, general and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 2000. The major actions relating to this initiative included a reduction in workforce due to consolidation of duties, and closing the offices in Dallas, Texas and Salt Lake City, Utah.

         The following is a summary of the key elements of this plan (dollars in thousands):

                                                  Workforce    Relocation of    Closure of
                                                  Reduction   Corporate Office Dallas Office      Total
                                                 ------------ ---------------- -------------  ------------
              Number of employees ............             52             36              2             90
              Leasehold improvements .........             --   $      1,000             --   $      1,000
              Severance cost .................   $      2,940          2,352   $         21          5,313
              Other costs related to leases ..             --            721             82            803
                                                 ------------   ------------   ------------   ------------
              Total cost .....................   $      2,940   $      4,073   $        103   $      7,116
                                                 ============   ============   ============   ============

         In the fourth quarter of 2001 an additional $0.9 million was accrued to revise the estimate of future non-cancelable lease costs in excess of income from subleasing. As of December 31, 2002, the remaining reserves related to severance costs and other costs related to leases expected to continue through May, 2004. These reserves are included in other accrued liabilities in the accompanying consolidated balance sheets, while the reserve for impairment related to leasehold improvements has been recorded as a reduction of the net property and equipment balance. Utilization of these reserves during the period ended December 31, 2002 is summarized below (in thousands):

                                                         Utilized                                    Utilized
                                         Balance    -------------------  Additional  Balance    -------------------   Balance
                                         12/31/00   Non-Cash     Cash     Accrual    12/31/01   Non-Cash     Cash     12/31/02
                                         --------   --------   --------   --------   --------   --------   --------   --------
      Leasehold improvements             $  1,000   $  1,000   $     --   $     --   $     --   $     --   $     --   $     --
                                         --------   --------
      Severance cost.................       3,254        210   $  2,916         --        128         --   $     78         50
      Other costs related to leases..         803         --        545        878      1,136         --        806        330
                                         --------   --------   --------   --------   --------   --------   --------   --------
      Total cost.....................    $  5,057   $  1,210   $  3,461   $    878   $  1,264   $     --   $    884   $    380
                                         ========   ========   ========   ========   ========   ========   ========   ========

         As of December 31, 2002, all of the expected employee terminations had been completed in connection with the workforce reduction, closure of the Salt Lake City and the closure of the Dallas offices.

                       PLIANT CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

4.   Plant and Equipment

         The cost and the related accumulated depreciation at December 31 is as follows (in thousands ) :

                                                                    2002          2001
                                                                 ----------    ----------
              Land and improvements ..........................   $    7,504    $    8,136
              Buildings and improvements .....................       65,004        66,960
              Machinery and equipment ........................      396,868       378,513
              Computer equipment and software ................       33,970        30,018
              Furniture, fixtures and vehicles ...............        8,413         6,204
              Leasehold improvements .........................        4,198         2,201
              Construction in progress .......................        9,004        12,955
                                                                 ----------    ----------
                                                                    524,961       504,987
              Less accumulated depreciation and amortization .     (174,482)     (135,663)
                                                                 ----------    ----------
                Plant and equipment, net .....................   $  350,479    $  369,324
                                                                 ==========    ==========

         The depreciation expense for the years ended December 31, 2002, 2001 and 2000 was $43.4 million, $37.3 million and $30.3 million, respectively.


5.   Goodwill and Intangible Assets

         In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142, which was effective for fiscal years beginning after December 15, 2001, requires that ratable amortization of goodwill be replaced with periodic tests of goodwill impairment and that intangible assets, other than goodwill, which have determinable useful lives, be amortized over their useful lives. As required by SFAS 142, the Company stopped amortizing goodwill effective January 1, 2002. The Company has evaluated any possible impairment of goodwill under SFAS 142 guidelines. The Company revised its reportable operating segments in the third quarter of 2002, and as a result completed an evaluation of the fair values of the new segments. Based on this evaluation the Company has determined that the goodwill in our international segment was impaired, and the goodwill was written down in the fourth quarter. The recorded impairment is based on methodology including prices of comparable businesses and discounted cash flows.

         We have three reporting segments, all of which have goodwill. During the third quarter of 2002, a portion of goodwill related to the Decora acquisition was allocated to intangible assets as a trademark in connection with the finalization of the purchase price allocation. The changes in the carrying value of goodwill for the year ended December 31, 2002 were as follows (in thousands):

                                                                Pliant           Pliant         Corporate/
                                              Pliant U.S.    International      Solutions         Other           Total
                                             -------------   -------------    -------------   -------------   -------------
         Balance as of December 31, 2001     $     176,064   $      28,362    $          --   $          --   $     204,426

         Goodwill recorded in acquisitions           2,393           1,984            3,794              --           8,171
         Goodwill impaired                              --          (8,600)              --              --          (8,600)
                                             -------------   -------------    -------------   -------------   -------------

         Balance as of December 31, 2002     $     178,457   $      21,746    $       3,794   $          --   $     203,997
                                             =============   =============    =============   =============   =============


         The changes to goodwill in the year ended December 31, 2002 relate to the Decora acquisition, the Roll-O-Sheets acquisition, adjustments related to the opening balance sheet of the Uniplast acquisition, and impairment of international goodwill.

         Following is a reconciliation of net income/(loss) between the amounts reported in the 2001 and 2000 statements of operations and the pro forma adjusted amount reflecting these new accounting rules under SFAS 142 (in thousands):

                       PLIANT CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

                                                            Year Ended December 31
                                                           ------------------------
                                                              2001          2000
                                                           ----------    ----------
         Net income (loss):
             Reported net income (loss)                    $   (2,068)   $  (50,783)
             Goodwill amortization (net of income taxes)        7,023         6,759
                                                           ----------    ----------
             Adjusted net income (loss)                    $    4,955    $  (44,024)
                                                           ==========    ==========


         Other intangible assets that are amortized over their useful lives under SFAS 142, are as follows as of December 31 (in thousands):

                                                         2002                           2001
                                              ---------------------------    ---------------------------
                                                 Gross                          Gross
                                                Carrying     Accumulated       Carrying     Accumulated
                                                 Value       Amortization       Value       Amortization
                                              ------------   ------------    ------------   ------------
         Amortized other intangible assets:
         Customer lists                       $     25,500   $     (6,334)   $     25,500   $     (4,264)
         Trademark                                   5,000             --              --             --
         Other                                      19,209        (16,341)         22,332        (16,795)
                                              ------------   ------------    ------------   ------------

         Total                                $     49,709   $    (22,675)   $     47,832   $    (21,059)
                                              ============   ============    ============   ============

         The estimated amortization for each of the next five years on the other intangible assets included above is as follows (in thousands):

                   Year Ending December 31
                   -----------------------
                   2003...........................     $   2,866
                   2004...........................         2,487
                   2005...........................         2,477
                   2006...........................         2,405
                   2007...........................         2,237


         Amortization expense for other intangible assets was approximately $3.5 million, $2.6 million, and $2.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

                       PLIANT CORPORATION AND SUBSIDIARIES

-------------------------------------------------------------------------------

6.   Long-Term Debt

         Long-term debt as of December 31, consists of the following (in thousands):

                                                                              2002         2001
                                                                           ---------    ---------

              Credit Facilities:
                Revolver, variable interest, 5.1% as of December 31,
                  2002 .................................................   $  28,404    $  39,511
                Tranche A and B term loans, variable interest at a
                  weighted average rate of 5.4 % as of December 31,
                  2002 .................................................     394,575      463,800
              Senior subordinated notes, interest at 13.0% (net of
                unamortized issue discount, premium and discount related
                to warrants of $8,312 and $12,747 at 2002 and 2001,
                respectively) ..........................................     311,688      207,253
              Obligations under capital leases (see Note 7) ............       1,039        2,090
              Insurance financing, interest at 3.21% as of December 31,
                2002 ...................................................         675          588
              Other financing ..........................................          --           81
                                                                           ---------    ---------

                                  Total ................................     736,381      713,323
              Less current portion .....................................     (14,745)     (17,767)
                                                                           ---------    ---------

              Long-term portion ........................................   $ 721,636    $ 695,556
                                                                           =========    =========


         The scheduled maturities of long-term debt by year as of December 31, 2002 are as follows (in thousands):

                   Year Ending December 31,
                   ------------------------
                   2003........................   $  14,745
                   2004........................      46,075
                   2005........................      58,127
                   2006........................      31,590
                   2007........................     145,748
                   Thereafter..................     440,096
                                                  ---------

                   Total.......................   $ 736,381
                                                  =========


Credit Facilities

As amended, our credit facilities consist of:

               o tranche A term loans in an aggregate principal amount of $117.9 million outstanding as of December 31, 2002;
               o Mexico term loans in an aggregate principal amount of $24.8 million outstanding as of December 31, 2002;
               o tranche B term loans in an aggregate principal amount of $251.9 million outstanding as of December 31, 2002; and
               o revolving credit facility in an aggregate principal amount of up to $100 million.
                         o Up to $30.0 million (plus an additional amount up to $40.0 million to support certain borrowings by our principal Mexican subsidiary) of the revolving credit facility is available in the form of letters of credit.

         The interest rates under the revolving credit facility, the tranche A facility and the Mexico facility are, at our option, Adjusted LIBOR or ABR, plus a spread determined by reference to our leverage ratio. In accordance with the March 24, 2003 amendment to our credit facilities, the spread will not exceed 4.0% for Adjusted LIBOR or 3.0% for ABR. Adjusted LIBOR is the London inter-bank offered rate adjusted for statutory reserves. ABR is the alternate base rate, which is the higher of the lender's prime rate or the federal funds effective rate plus 1/2 of 1%. The interest rates under the tranche B facility are, at our option, Adjusted LIBOR or ABR, plus a spread determined by reference to our leverage ratio. As amended, our credit facilities provide that the spread will not exceed

                       PLIANT CORPORATION AND SUBSIDIARIES

-------------------------------------------------------------------------------

4.75% for Adjusted LIBOR or 3.75% for ABR. We may elect interest periods of one, two, three or six months for Adjusted LIBOR borrowings. The calculation of interest is on the basis of actual days elapsed in a year of 360 days (or 365 or 366 days, as the case may be, in the case of ABR loans based on the Prime Rate) and interest is payable at the end of each interest period and, in any event, at least every three months.

         Our credit facilities require us to maintain certain key financial ratios on a quarterly basis. These key ratios include a leverage ratio and an interest coverage ratio. Effective March 24, 2003, we entered into an amendment (the "Amendment") of our credit facilities to, among other things, permit us to issue up to $50 million of our common stock, qualified preferred stock, warrants to acquire our common stock or qualified preferred stock, or any combination of our common stock, qualified preferred stock or warrants, or other capital contributions with respect to our common stock or qualified preferred stock. The Amendment also adjusted certain financial covenants, including the leverage and interest coverage ratios. As a condition to the effectiveness of the Amendment, we agreed to issue 10,000 shares of our Series A preferred stock and warrants to purchase 43,962 shares of our common stock to J.P. Morgan Partners (BHCA), L.P. ("J.P. Morgan Partners") and J.P. Morgan Partners agreed to purchase such shares and warrants for $10 million. We completed this sale on March 25, 2003. All of the proceeds of this sale were used to reduce our term debt. In addition, the Amendment allows us to issue an additional $40 million of equity securities between March 25, 2003 and March 31, 2005 in order to obtain cash to reduce the revolving borrowings and/or term borrowings under our credit facilities. J.P. Morgan Partners is required to purchase up to $25 million of such additional equity securities to the extent necessary to enable us to meet our leverage ratio or the target senior debt leverage ratio specified in the Amendment at the end of any calendar quarter or fiscal year ending on or before December 31, 2004. Our obligations to issue, and J.P. Morgan Partners' obligation to purchase, such equity securities are set forth in a Securities Purchase Agreement dated as of March 25, 2003. Generally, if we are required to issue any portion of such $25 million of equity securities under the Amendment with respect to any fiscal quarter in 2003, we must use 50% of the net proceeds from the issuance of any such equity securities to reduce our revolving borrowings, and 50% to reduce our term borrowings. If we are required to issue any such equity securities under the Amendment with respect to any fiscal quarter in 2004, we must use 100% of the net proceeds to reduce our term borrowings. The issuance of the remaining $15 million of equity securities is voluntary on our part, and neither J.P. Morgan Partners nor any other person is required to purchase such equity securities. We incurred an amendment fee of $2.2 million in connection with the amendment. We also incurred approximately $0.5 million of legal and administrative expenses in connection with negotiating the Amendment.

         We are required to make annual mandatory prepayments of the term loans under the credit facilities within 90 days following the end of each year in an amount equal to the amount by which 100% of excess cash flow for such year (or 50% of excess cash flow if our leverage ratio at the end of such year is less than or equal to 4.0 to 1.0) exceeds the aggregate amount of voluntary prepayments made since the last excess cash flow payment, subject to certain adjustments. In addition, the term loan facilities are subject to mandatory prepayments in an amount equal to (a) 100% of the net cash proceeds of equity and debt issuances by us or any of our subsidiaries, and (b) 100% of the net cash proceeds of asset sales or other dispositions of property by us or any of our subsidiaries, in each case subject to certain exceptions.

         We currently pay a quarterly commitment fee on the unused amount of the Revolver at an annual rate of 0.75%. The commitment fee is subject to reduction if we achieve certain financial ratios. As of December 31, 2002, we had outstanding letters of credit of approximately $4.0 million.

         Indebtedness under the Credit Facilities is secured by substantially all of our assets, including our real and personal property, inventory, accounts receivable, intellectual property, and other intangibles. Our obligations under the Credit Facilities are guaranteed by substantially all of our domestic subsidiaries and secured by substantially all of our domestic assets. The Credit Facilities are also secured by a pledge of 65% of the capital stock of each of our foreign subsidiaries.

Senior Subordinated Notes

         In 2000, we issued $220 million aggregate principal amount of 13% Senior Subordinated Notes due 2010 including 18,532 warrants (the "Note Warrants") to purchase common stock at an exercise price of $0.01 per share. In 2002, we issued an additional $100 million of 13% Senior Subordinated Notes due 2010. The Notes mature on June 1, 2010, and interest on the Notes is payable on June 1 and December 1 of each year. The Notes are subordinated to all of our existing and future senior debt, rank equally with any future senior subordinated debt, and rank senior to any future subordinated debt. The Notes are guaranteed by some of our subsidiaries. The Notes are unsecured. Prior to June 1, 2003, the Company may, on one or more occasions, redeem up to a maximum of 35% of the original aggregate principal amount of the Notes with the net cash proceeds of one or more equity offerings by the Company at a redemption price equal to 113% of the principal amount thereof, plus accrued and unpaid interest. Otherwise, the Company may not redeem the Notes prior to June 1, 2005. On or after that date, the Company may redeem the Notes, in whole or in part, at a redemption price (expressed as percentages of principal amount), (plus accrued and unpaid interest) multiplied by the following percentages: 106.5% if redeemed prior to June 1, 2006; 104.333% if redeemed prior to June 1, 2007; 102.167% if redeemed prior to June 1, 2008. The Note Warrants became exercisable on August 29, 2000, and expire on June 1, 2010.

                       PLIANT CORPORATION AND SUBSIDIARIES

-------------------------------------------------------------------------------

         The Credit Facilities and the indentures relating to the Senior Subordinated Notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell our assets and engage in certain other activities.

Interest Rate Risk and Derivative Instruments

         Certain of our borrowings, including borrowings under our Credit Facilities, are at variable rates of interest, exposing us to the risk of increased interest rates. Our leveraged position and the covenants contained in our debt instruments may also limit our flexibility to adjust to changing market conditions and our ability to withstand competitive pressures, thus putting us at a competitive disadvantage. We may be vulnerable to a downturn in general economic conditions or in our business or be unable to carry out capital spending that is important to our growth and productivity improvement programs.

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

         We have entered into six interest rate derivative agreements with financial institutions. We use our interest rate derivatives to manage interest rate risk associated with future interest payments on variable rate borrowings under our Credit Facilities. Our interest rate derivative agreements are considered cash flow hedges and consisted of the following as of December 31, 2002 (dollars in millions):


                                  Notional       Variable         Fixed         Maturity
                 Type              Amount          Rate*         Rate **          Dates
         --------------------   ------------   ------------   ------------    ------------
         Interest rate cap        $ 128.0          LIBOR          10.00%       12/31/2003
         Interest rate cap           30.0          LIBOR           7.25%       02/09/2004
         Interest rate collar        40.0          LIBOR      4.15% - 7.25%    02/13/2004
         Interest rate swap          60.0          LIBOR           5.40%       02/13/2004
         Interest rate swap          50.0          LIBOR           4.32%       12/24/2004
         Interest rate swap          50.0          LIBOR           3.90%       01/18/2005


         *  Three-month LIBOR, as defined; 1.38% as of December 31, 2002
         ** Strike for caps; floor and strike for collar; fixed LIBOR for swap agreements.

         The fair value of our interest rate derivative agreements is reported on our consolidated balance sheet at December 31, 2002 and 2001 in other liabilities of approximately $9.1 million and $3.0 million, respectively and in other assets of approximately $0.1 million in each of 2002 and 2001. The effective portion of the changes in fair value of these instruments is reported in other comprehensive income. As the hedged contract matures, the gain or loss is recorded as interest expense in the consolidated statement of operations. We monitor the effectiveness of these contracts each quarter. Any changes in fair value of the ineffective portion of the instruments is reported as interest expense in the consolidated statement of operations. The ineffective portion for the years ended December 31, 2002 and 2001 was not material.

         The change in accumulated derivative loss included as a part of accumulated other comprehensive loss as of December 31, is as follows (in thousands):

                                                                           2002        2001
                                                                         --------    --------

              Beginning accumulated derivative loss                      $  2,944    $     --
              Change associated with current period hedge transactions      2,674       2,961
              Amount reclassified into earnings                              (221)        (17)
                                                                         --------    --------
              Ending accumulated derivative loss, net of taxes           $  5,397    $  2,944
                                                                         ========    ========

                       PLIANT CORPORATION AND SUBSIDIARIES

-------------------------------------------------------------------------------

         We are exposed to credit losses in the event of nonperformance by the counter-party to the financial instrument. We anticipate, however, that the counter-party will be able to fully satisfy its obligations under the contract. Market risk arises from changes in interest rates.


         Our extraordinary loss for 2000 consisted of a $6.0 million charge (net of tax) for the payment made pursuant to a tender offer for our previously issued senior subordinated notes and a $5.25 million charge (net of tax) for the write-off of capitalized loan fees associated with the early retirement of various debt facilities.

7.   Leases

         Capital Leases - We have acquired certain land, building, machinery and equipment under capital lease arrangements that expire at various dates through 2008. At December 31, the gross amounts of plant and equipment and related accumulated amortization recorded under capital leases were as follows (in thousands):

                                                             2002        2001
                                                           --------    --------

              Land and building ........................   $    442    $    442
              Machinery and equipment ..................        829       2,375
                                                           --------    --------
              Total assets held under capital leases ...      1,271       2,817
              Less: accumulated amortization ...........       (276)       (381)
                                                           --------    --------
                                                           $    995    $  2,436
                                                           ========    ========

         The amortization expense is included in depreciation expense.

         Operating Leases - We have non-cancelable operating leases, primarily for vehicles, equipment, warehouse, and office space that expire through 2014, as well as month-to-month leases. The total expense recorded under all operating lease agreements in the accompanying consolidated statements of operations is approximately $10.5 million, $7.8 million and $6.7 million for the years ended December 31, 2002, 2001 and 2000, respectively. Future minimum lease payments under operating leases and the present value of future minimum capital lease payments (with interest rates between 7.5% and 10.25%) as of December 31, 2002 are as follows (in thousands):

                                                                    Operating    Capital
                                                                     Leases      Leases
                                                                    ---------   ---------
              Year Ending December 31,

                      2003 ......................................   $  13,595   $     277
                      2004 ......................................      12,103         287
                      2005 ......................................      11,043         238
                      2006 ......................................      10,262         243
                      2007 ......................................       7,142         228
                      Thereafter ................................      15,162          62

                                                                    ---------   ---------
              Total minimum lease payments                          $  69,307   $   1,335
                                                                    =========
              Amounts representing interest                                          (296)
                                                                                ---------
              Present value of net minimum capital lease payments               $   1,039
                                                                                =========


         During the year ended December 31, 2001 the Company entered into a transaction in which production lines were sold for approximately $7.9 million and leased back to the Company under an operating lease agreement. The production lines were sold for their carrying values, thus no gain or loss was recorded on the transactions.

         During the year ended December 31, 2002, the Company entered into a transaction in which production lines were sold for approximately $15 million ($5 million of which was retained by the lessor as a required security deposit) and leased back to the Company under an operating lease agreement. These production lines were sold for their carrying values, thus no gain or loss was recorded on the transactions.

                       PLIANT CORPORATION AND SUBSIDIARIES

-------------------------------------------------------------------------------

8.   Income Taxes

         The components of income (loss) before income taxes and extraordinary loss for the years ended December 31 are as follows (in thousands):

                                2002        2001        2000
                              --------    --------    --------
              United States   $(46,477)   $ (5,341)   $(62,528)
              Foreign            1,585      10,059       8,752
                              --------    --------    --------
              Total           $(44,892)   $  4,718    $(53,776)
                              ========    ========    ========


         The following is a summary of domestic and foreign provisions for current and deferred income taxes and a reconciliation of the U.S. statutory income tax rate to the effective income tax rate.

         The provisions (benefits) for income taxes for the years ended December 31, are as follows (in thousands):

                                                                  2002         2001        2000
                                                                --------     --------    --------
              Current:
                Federal .....................................   $     --     $     23    $   (112)
                State .......................................        261          111         266
                Foreign .....................................      3,719        4,070       3,990
                                                                --------     --------    --------
                          Total current .....................      3,980        4,204       4,144
                                                                --------     --------    --------

              Deferred:
                Federal .....................................     (5,887)       2,021     (18,401)
                State .......................................     (1,848)         179          18
                Foreign .....................................      2,293          382          (4)
                                                                --------     --------    --------
                          Total deferred ....................     (5,442)       2,582     (18,387)
                                                                --------     --------    --------

              Total income tax expense (benefit) (excluding
                income taxes applicable to  the extraordinary
                item) .......................................   $ (1,462)    $  6,786    $(14,243)
                                                                ========     ========    ========


         The effective income tax rate reconciliations for the years ended December 31, are as follows (in thousands):

                                                                  2002         2001        2000
                                                                --------     --------    --------

              Income (loss) before income taxes and
                extraordinary item ..........................   $(44,892)    $  4,718    $(53,776)
                                                                ========     ========    ========

              Expected income tax provision (benefit) at U.S.
                statutory rate of 35% .......................    (15,712)    $  1,652    $(18,822)

              Increase (decrease) resulting from:
                Goodwill ....................................         --        1,726       1,636
                State taxes .................................     (1,092)         188         137
                Change in valuation allowance ...............      8,907        1,078        (174)
                Foreign rate difference and other, net ......      6,435        2,142       1,099
                Costs related to recapitalization ...........         --           --       1,881
                                                                --------     --------    --------

              Total income tax expense (benefit) (excluding
                income taxes applicable to the extraordinary
                item ........................................   $ (1,462)    $  6,786    $(14,243)
                                                                ========     ========    ========

              Effective income tax rate .....................        3.3%       143.8%       26.5%
                                                                --------     --------    --------

                       PLIANT CORPORATION AND SUBSIDIARIES

-------------------------------------------------------------------------------

         Components of net deferred income tax assets and liabilities as of December 31, are as follows (in thousands):

                                                                         2002        2001
                                                                       --------    --------
              Deferred income tax assets:
                Net operating loss carryforwards ...................   $ 46,157    $ 30,627
                AMT and foreign tax credit carryforwards ...........      8,237       4,346
                Accrued pension costs ..............................     10,531       4,893
                Accrued employee benefits ..........................      3,374       6,114
                Accrued plant closing costs ........................      4,804         834
                Allowance for doubtful trade accounts receivable ...        659         103
                Inventory related costs ............................      1,326         642
                Other ..............................................      4,017         350
                                                                       --------    --------
                                                                         79,105      47,909
                Valuation Allowance ................................    (10,775)     (1,868)
                                                                       --------    --------
                          Total deferred income tax assets .........     68,330      46,041
                                                                       ========    ========

              Deferred income tax liabilities:
                Tax depreciation in excess of book depreciation ....    (70,419)    (62,595)
                Amortization of intangibles ........................    (11,002)     (5,123)
                Other ..............................................     (2,563)     (1,916)
                                                                       --------    --------

                          Total deferred income tax liabilities ....    (83,984)    (69,634)
                                                                       --------    --------

              Net deferred income tax liability ....................   $(15,654)   $(23,593)
                                                                       ========    ========

              As reported on consolidated balance sheets:
                Net current deferred income tax asset ..............   $  8,182    $  2,563
                Net non-current deferred income tax liability ......    (23,836)    (26,156)
                                                                       --------    --------
                Net deferred income tax liability ..................   $(15,654)   $(23,593)
                                                                       ========    ========

         The net operating loss carryforwards for federal tax purposes are approximately $118.4 million. These losses expire in 2020 through 2022. Due to uncertainty regarding realization, a valuation allowance of approximately $3.8 million has been recorded in 2002 to offset the deferred tax asset related to the net operating losses.

         The foreign tax credit carryforwards for federal tax purposes are approximately $4.4 million expiring in 2005 through 2007, and $2.6 million with no set expiration date. Due to uncertainty regarding realization, valuation allowances of approximately $5.2 million and $1.8 million in 2002 and 2001, respectively have been recorded to offset the deferred tax asset related to the foreign tax credits.

9.   Employee Benefit Plans

         Defined Contribution Plan - We sponsor a salary deferral plan covering substantially all of our non-union domestic employees. Plan participants may elect to make voluntary contributions to this plan up to 15% of their compensation. We contribute up to 1% of the participants' compensation based on our profits and also match employee contributions up to 2% of the participants' compensation. We expensed approximately $2.4 million, $2.6 million and $2.6 million as our contribution to this plan for the years ended December 31, 2002, 2001 and 2000, respectively.

         Defined Benefit Plans - We sponsor three noncontributory defined benefit pension plans (the "United States Plans") covering domestic employees with 1,000 or more hours of service. We fund our plans in amounts to fulfill the funding requirements of the Employee Retirement Income Security Act of 1974. Contributions are intended to not only provide for benefits attributed to service to date but also for those expected to be earned in the future. We also sponsor a defined benefit plan in Germany (the "Germany Plan"). The consolidated accrued net pension expense for the years ended December 31, 2002, 2001 and 2000 includes the following components (in thousands):

                       PLIANT CORPORATION AND SUBSIDIARIES

-------------------------------------------------------------------------------

     United States Plans                                                       2002        2001        2000
                                                                             --------    --------    --------

     Service cost - benefits earned during the period ....................   $  3,845    $  3,707    $  4,098
     Interest cost on projected benefit obligation .......................      4,582       4,101       4,192
     Expected return on assets ...........................................     (3,698)     (4,183)     (4,348)
     Other ...............................................................        160        (273)       (185)
                                                                             --------    --------    --------
     Total accrued pension expense .......................................   $  4,889    $  3,352    $  3,757
                                                                             ========    ========    ========

     Germany Plan

     Service cost - benefits earned during the period ....................   $     82    $     66    $     62
     Interest cost on projected benefit obligation .......................         80          61          62
                                                                             --------    --------    --------

     Total accrued pension expense .......................................   $    162    $    127    $    124
                                                                             ========    ========    ========

         The following table sets forth the funded status of the United States Plans and the Germany Plan as of December 31, 2002, 2001 and 2000 and the amounts recognized in the consolidated balance sheets at those dates (in thousands):

     United States Plans                                                       2002        2001        2000
                                                                             --------    --------    --------

     Change in benefit obligation:
       Obligation at January 1 ...........................................   $ 60,706    $ 58,036    $ 50,405
       Service cost ......................................................      3,845       3,707       4,098
       Interest cost .....................................................      4,582       4,101       4,192
       Plan amendments ...................................................        593         544         219
       Transfer of liability from Huntsman Corporation plan ..............         --          --         138
       Actuarial (gain) loss .............................................      5,388      (3,602)        942
       Other .............................................................        152          --          --
       Benefits paid .....................................................     (2,263)     (2,080)     (1,958)
                                                                             --------    --------    --------
     Obligation at December 31 ...........................................   $ 73,003    $ 60,706    $ 58,036
                                                                             ========    ========    ========

     Change in plan assets:
       Fair value of assets at January 1 .................................   $ 41,872    $ 46,964    $ 49,290
       Actual return on plan assets ......................................     (3,260)     (4,378)       (505)
       Transfer of assets from Huntsman Corporation plan .................         --          --         138
       Employer contributions ............................................        569       1,367          --
       Other .............................................................        153          --          --
       Benefit payments ..................................................     (2,263)     (2,081)     (1,958)
                                                                             --------    --------    --------
     Fair value of plan assets at December 31 ............................   $ 37,071    $ 41,872    $ 46,965
                                                                             ========    ========    ========

     Underfunded status at December 31 ...................................   $ 35,932    $ 18,833    $ 11,071
     Unrecognized net actuarial (gain)loss ...............................    (12,661)       (333)      5,011
     Unrecognized prior service cost .....................................     (2,469)     (2,017)     (1,584)
                                                                             --------    --------    --------
     Accrued long-term pension liability included in other liabilities ...   $ 20,802    $ 16,483    $ 14,498
                                                                             ========    ========    ========


         Amounts recognized in the balance sheet consist of:


                                                         2002        2001
                                                       --------    --------
              Accrued benefit cost                     $(20,802)   $(16,483)
              Additional minimum liability               (2,211)         --
              Intangible asset                              699          --
              Accumulated other comprehensive income      1,512          --
                                                       --------    --------
              Accumulated pension liability            $(20,802)   $(16,483)
                                                       ========    ========

                       PLIANT CORPORATION AND SUBSIDIARIES

-------------------------------------------------------------------------------

         For the above calculations, increases in future compensation ranging from 4.0% to 4.5% were used for the non-union plan. The benefit payments under the two union plans are not based on future compensation. For the 2002 calculations, the discount rate was 6.75% and expected rates of return on plan assets of 9.0% were used for all plans. For the 2001 calculations, the discount rates range from 7.25% to 7.5% and expected rates of return on plan assets of 9.0% were used for all plans. For the 2000 calculations, the discount rates range from 7.5% to 7.75% and expected rates of return on plan assets of 9.0% were used for all plans.

     Germany Plan                                                               2002        2001
                                                                              --------    --------

     Change in benefit obligation:
       Obligation at January 1 ............................................   $  1,142    $  1,168
       Service cost .......................................................         82          66
       Interest cost ......................................................         80          61
       Benefits paid ......................................................        (16)        (11)
       Change due to exchange rate ........................................        303        (142)
                                                                              --------    --------

     Obligation at December 31 ............................................   $  1,591    $  1,142
                                                                              --------    --------

     Fair value of plan assets at December 31 .............................       None        None
                                                                              --------    --------

     Underfunded status at December 31 ....................................   $  1,591    $  1,142
     Unrecognized net actuarial loss (gain) ...............................        (96)         85
                                                                              --------    --------

     Accrued long-term pension liability included in other liabilities ....   $  1,495    $  1,227
                                                                              --------    --------

         Increases in future compensation ranging from 2.0% to 3.5% and discount rates ranging from 6.0% to 7.0% were used in determining the actuarially computed present value of the projected benefit obligation of the Germany Plan. The cash surrender value of life insurance policies for Germany Plan participants included in other assets in the consolidated balance sheets is approximately $0.5 million as of December 31, 2002 and 2001.

         Effective January 1, 2003 we revised the United States Plans to exclude the participation of new non-union employees in such plans.

         Foreign Plans Other Than Germany - Employees in other foreign countries are covered by various post employment arrangements consistent with local practices and regulations. Such obligations are not significant and are included in the consolidated financial statements in other liabilities.

         Other Plans - As part of the acquisition of Blessings Corporation in 1998, we assumed two supplemental retirement plans covering certain former employees of Blessings Corporation. The liability for these plans included in other liabilities at December 31, 2002 was approximately $2.0 million. This liability was frozen at the time of the acquisition.

10.  Redeemable Stock

         Common Stock -- Prior to the Recapitalization, we sold 50,611 shares of Class C nonvoting common stock to employees. As consideration, we received cash of approximately $2.5 million and secured promissory notes for approximately $2.6 million. We redeemed 1,100 of these shares prior to the Recapitalization. An additional 17,967 shares were redeemed in connection with the Recapitalization, and the remaining 31,544 shares were exchanged for the same number of common shares.

         As part of the Recapitalization, we entered into employment agreements with our executive officers serving at that time: Richard P. Durham, Jack E. Knott II, Scott K. Sorensen and Ronald G. Moffitt. The employment agreements established repurchase rights and put options for shares held by these executive officers following the Recapitalization. These repurchase rights allow us to repurchase these shares from the employee in the event of termination for any reason. The put options allow the employees to require us to purchase all of the shares held by the employee in the event of resignation for good reason, death, disability or retirement, subject to the restrictive provisions of our credit facilities or any other agreements. The purchase price under the repurchase rights and the put options is the fair market value of the common stock, as determined in good faith by our board of directors.

         The $2.6 million of notes receivable we originally received as partial consideration for the shares sold prior to the Recapitalization related to shares purchased by Mr. Durham, Mr. Sorensen and Mr. Moffitt. These secured promissory notes bore interest at 7% per annum. These notes were amended in connection

                       PLIANT CORPORATION AND SUBSIDIARIES

-------------------------------------------------------------------------------

with the Recapitalization and were further amended in connection with certain severance arrangements and other events relating to the transition to a new management team. Pursuant to these amendments, interest ceased to accrue on Mr. Sorensen's note as of December 31, 2000, and interest ceased to accrue on Mr. Durham's note and Mr. Moffitt's note as of February 28, 2001. Interest accrued prior to these dates is payable in three annual installments beginning on May 31, 2006 and the principal is due May 31, 2008.

         In connection with the Recapitalization in May 2000, we sold an aggregate of 32,750 shares of additional restricted common stock to Messrs. Durham, Knott, Sorensen and Moffitt for $483.13 per share, the estimated fair market value. We received, as consideration, notes receivable totaling $15.8 million. Under the May 2000 restricted stock purchase agreements related to the restricted common stock, we have repurchase rights, which allow us to repurchase unvested shares from these individuals, if the individuals cease to be employees for any reason. The repurchase rights lapsed with respect to one-sixth of these shares on January 1, 2001. The repurchase rights lapsed with respect to an additional one-sixth of these shares in January 2002 based on the financial results for the year ended December 31, 2001. Vesting for the remainder of the shares is reviewed at the end of each calendar quarter as follows: (a) vesting in full if 100% or more of the applicable target market value of equity is achieved as of the end of the applicable calendar quarter and (b) partial vesting if more than 90% of the applicable target market of equity is achieved as of the end of the applicable calendar quarter. If the applicable targets are below 90% each year, vesting will automatically occur in full on December 31, 2009. The repurchase rights also terminate in the event of certain acceleration events as defined in the agreement. The repurchase price per share is the original price paid by the employee plus interest compounded annually at 7% commencing on the 181st day after the date of termination of the employee through the date on which the shares are actually repurchased. The foregoing repurchase rights with respect to the restricted stock apply only to unvested restricted shares. As discussed above, however, our employment agreements with Messrs. Durham, Knott, Sorensen and Moffitt established additional repurchase rights and put options applicable to all other shares held by these individuals.

         The $15.8 million of secured promissory notes received as consideration for the 32,750 shares of restricted common stock bore interest at 7% per annum. These notes were also modified in connection with the severance arrangements and other events relating to the transition to a new management team. These modifications are described below.

         On December 27, 2000, we entered into a severance agreement with Mr. Sorensen. Under the agreement, we cancelled approximately $133,000 of accrued interest on a note receivable. We repurchased 6,211 shares of restricted stock for $483.13 per share and offset the purchase price against $3.0 million of note principal. In addition, we agreed on January 2, 2001, to repurchase an additional 539 shares of restricted stock for $483.13 per share and offset the purchase price against $260,000 of note principal. The Company's repurchase rights were changed on the remaining 7,423 shares of common stock owned by Mr. Sorensen, whereby the Company agreed not to repurchase the shares until February 28, 2003 at a repurchase price of the greater of the fair market value or the balance on the note receivable. Interest ceased to accrue on the remaining $787,000 balance of the note related to Mr. Sorensen's purchase of stock in 1999. Further, the put option was cancelled. As a result of these modifications, a $323,000 discount on the note receivable balance was recorded as compensation expense. The discount will be amortized to interest income over the remaining term of the note. In the event we determine to repurchase the stock from Mr. Sorensen at an amount that is: (1) greater than the fair value of the stock (i.e. the note balance is greater than the fair value) or (2) greater than the note balance as a result of future increases in fair value of the stock, we will record additional expense.

         On January 22, 2001, we entered into a severance agreement with Mr. Moffitt. Under this agreement, we cancelled approximately $85,000 of accrued interest on a note receivable. We repurchased 3,125 shares of restricted stock for $483.13 per share and offset the purchase price against $1.5 million of note principal. We further agreed to cease charging interest on the remaining $302,000 principal balance of the note receivable related to 625 shares and to cease charging interest on the $262,000 principal balance related to Mr. Moffitt's purchase of stock in 1999. As a result of these interest modifications, a $208,000 discount on the note receivable balance was recorded as compensation expense in the first quarter of 2001. The discount will be amortized to interest income over the remaining term of the note. In addition, the Company's repurchase rights and Mr. Moffitt's put option were changed on the remaining 3,457 shares of common stock held by him. We agreed not to repurchase and Mr. Moffitt agreed not to exercise the put option on the shares until February 28, 2003. The repurchase price and the put option price were changed to be the greater of the fair value of the stock or the balance on the note receivable. Because the fair value of these shares was $483.13 per share on January 22, 2001, compensation expense of $1.0 million was recorded in the first quarter of 2001, which represents the difference between the carrying amount and the fair value of the 2,622 shares of common stock that are subject to the note receivable.

         On February 1, 2001, we amended Mr. Durham's promissory notes that were issued in connection with his purchases of stock in 1999 and 2000. Under the amended notes receivable, interest ceased to accrue, effective December 31, 2000, on one note with a principal balance of $1.6 million and another note with a principal balance of $7.0 million. Further, the notes were modified to remove the full recourse provisions and modify the related pledge agreement. As a result of these modifications, Mr. Durham's purchase of stock for promissory notes will now be accounted for as stock options and will be subject to variable accounting. Accordingly, changes in the fair value of the common stock in excess of the note balance will be recorded as compensation expense

                       PLIANT CORPORATION AND SUBSIDIARIES

-------------------------------------------------------------------------------

until the note is paid in full. In addition, interest income will not be recorded on these notes. As a result of these modifications, a compensation expense of $6.0 million was recorded in the first quarter of 2001.

         On April 21, 2001, we amended the terms of Mr. Knott's promissory note issued in connection with his purchase of stock in 2000. Further, Mr. Knott's note was modified to remove the full recourse provisions and modify the related pledge agreement. As a result of these modifications and the modifications to the other officer's notes in the first quarter of 2001, Mr. Knott's purchase of stock for a promissory note in 2000 will be accounted for as stock options, subject to variable accounting. In addition, interest income will not be recorded on this note with a principal balance of $3.7 million.

         On June 10, 2002, we entered into a separation agreement with Mr. Durham. As of the date of the separation agreement, Mr. Durham owned 28,289 shares of common stock, 12,083 performance vested shares, 2,417 time vested shares, warrants to purchase 1,250.48 shares of common stock and 1,232 shares of preferred stock of Pliant. All of Mr. Durham's time vested shares and 2,416 of Mr. Durham's performance vested shares had vested as of the date of the separation agreement. Pursuant to the separation agreement, Mr. Durham agreed to convert one of his outstanding promissory notes issued as payment for a portion of his shares into two promissory notes. The first note (the "Vested Secured Note"), in the principal amount of $2,430,798, relates to Mr. Durham's time vested shares and the vested portion of his performance vested shares. The second note (the "Non-Vested Secured Note"), in the principal amount of $4,862,099, related to the 9,667 performance vested shares which had not vested as of the date of the separation agreement. In addition to these notes, Mr. Durham had an additional outstanding promissory note (the "Additional Note"), with a principal amount of $1,637,974, relating to a portion of the shares of common stock held by Mr. Durham. In accordance with the separation agreement, we repurchased and canceled Mr. Durham's 9,667 unvested shares in exchange for cancellation of the Non-Vested Secured Note on October 3, 2002.

         The separation agreement preserved the put option established by Mr. Durham's employment agreement with respect to his shares. For purposes of this put option, the separation agreement provides that the price per share to be paid by us is $483.13 with respect to common stock, $483.13 less any exercise price with respect to warrants, and the liquidation preference with respect to preferred stock. On July 9, 2002, Mr. Durham exercised his put option with respect to 28,289 shares of common stock, 1,232 shares of preferred stock and warrants to purchase 1,250.48 shares of common stock. Mr. Durham's put option is subject to any financing or other restrictive covenants to which we are subject at the time of the proposed repurchase. Restrictive covenants under our credit facilities limit the number of shares we can currently repurchase from Mr. Durham. On October 3, 2002, as permitted by the covenants contained in our credit facilities, we purchased 8,204 shares from Mr. Durham for a purchase price of $3,963,599 less the outstanding amount of the Additional Note, which was cancelled. In December 2002 we purchased an additional 1,885 shares of common stock from Mr. Durham for an aggregate purchase price of approximately $910,700. As of December 31, 2002, our total remaining purchase obligation to Mr. Durham was approximately $10,623,097, excluding accrued preferred dividends. We are limited to a maximum purchase from Mr. Durham of $5,000,000 of shares in 2003, which purchase may only be made if we meet certain leverage ratios.

         As of December 31, 2002, there were a total of 34,240 outstanding common shares subject to put options as described above, of which 12,765 shares were acquired by the employees for cash from 1997 through 1999. As a result of the put options, the carrying value of all shares subject to put options will be adjusted to fair value at each reporting period with a corresponding offset to shareholders' equity for amounts related to the 12,765 shares and compensation expense for amounts related to the remaining shares until the notes receivable are paid in full.

         Preferred Stock - We are authorized to issue up to 200,000 shares of preferred stock. As of December 31, 2002, 130,973 shares were issued and designated as Series A Cumulative Exchangeable Redeemable Preferred Stock (the "Preferred Stock"). In connection with the Recapitalization, we sold 100,000 shares of Preferred Stock and detachable warrants to purchase 43,242 shares of common stock for net consideration of $98.5 million, net of issuance costs of $1.5 million. We allocated approximately $80.0 million to Preferred Stock and $18.5 million to the warrants based on the relative fair values of the instruments. In connection with the Uniplast acquisition we issued 30,983 shares of Preferred stock (including 1,983 shares to employees) and detachable warrants to purchase shares of common stock for a consideration of $31.0 million, net of issue costs. We allocated $18.6 million to Preferred Stock, and $12.4 million to the warrants based on the relative fair values of the instruments. The common stock warrants have an exercise price of $0.01 per share and expire on May 31, 2011.

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

                       PLIANT CORPORATION AND SUBSIDIARIES

-------------------------------------------------------------------------------

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

         As a result of the mandatory redemption features, as of December 31, 2002, the carrying value of the Preferred Stock has been increased by $2.7 million to reflect accretion towards the $131.0 million redemption value at May 31, 2011. In addition, the preferred stock balance as of December 31, 2002 includes $49.6 million for accrued dividends.

11.  Stock Option Plans

         Pursuant to the Recapitalization, we adopted a 2000 stock incentive plan, which, as amended, allows us to grant to employees nonqualified options to purchase up to 65,600 shares of common stock. The option price must be no less than fair market value on the date of grant. Unvested options are forfeited upon the employee's termination of employment. Vested options are forfeited, if not exercised 90 days after the employee's termination of employment. The plan is administered by the board of directors who determines the quantity, terms and conditions of an award, including any vesting conditions. The plan expires on either May 31, 2010 or a date which the board of directors, in its sole discretion, determines that the plan will terminate.

         In August 2002, we adopted our 2002 Stock Incentive Plan. The 2002 plan authorizes grants of incentive stock options, nonqualified stock options and stock bonuses, as well as the sale of shares of common stock, to our employees, officers, directors and consultants of Pliant or any of its subsidiaries. A total of 4,793 shares are authorized for issuance under the 2002 plan. As of December 31, 2002, no options or shares had been granted or sold under the 2002 plan.

         A summary of stock option activity under the 2000 plan is as follows:

                                                                           Weighted
                                                          Option            Average
                                                          Shares        Exercise Price
                                                      --------------    --------------
              Outstanding at December 31, 1999 ....        10,489          $ 100.00
                Granted ...........................        15,435            483.13
                Exercised .........................        (1,587)           100.00
                Forfeited or cancelled ............        (1,635)           483.13
                                                         --------          --------
              Outstanding at December 31, 2000 ....        22,702            332.90
                Granted ...........................        12,865            483.13
                Exercised .........................            --                --
                Forfeited or cancelled ............          (730)           483.13
                                                         --------          --------
              Outstanding at December 31, 2001 ....        34,837            385.22
              Granted .............................        20,425            483.13
              Exercised ...........................            --                --
              Forfeited or cancelled ..............        (3,920)           483.13
                                                         --------          --------
              Outstanding at December 31, 2002 ....        51,342            416.70
                                                         --------          --------
              Exercisable at December 31, 2002 ....        15,149          $ 258.00
                                                         ========          ========


         The weighted average remaining contractual life of the options is 7.8 years at December 31, 2002. The options granted prior to January 1, 2001 pursuant to the 2000 plan, as amended, provide for vesting as follows: (1) one-sixth are "time-vested" options or shares, which vested on January 1, 2001, so long as the recipient was still our employee on such date, and (2) the remainder are "performance vested" options or shares, which vest in increments upon the achievement of performance targets as follows: (a) vesting in full, if 100% or more of the applicable performance target is achieved as of the end of any calendar quarter during the option term and (b) partial vesting if more than 90% of the applicable performance target is achieved as of the end of any calendar quarter during the option term. Moreover, all performance vested options or shares not previously vested in accordance with the preceding sentence will vest automatically in full on December 31, 2009 so long as the recipient is still our employee on such date. Options granted pursuant to the 2000 plan subsequent to January 1, 2001 vest similarly, except that all of the options are "performance vested" options, which vest in increments upon the achievement of performance targets.

         Subsequent to December 31, 2002, unvested options to purchase 116 shares were forfeited as a result of employee terminations and vested options to purchase 260 shares were forfeited. Additional vested options to purchase 24 shares will be forfeited if not exercised within 90 days from the termination date.

                       PLIANT CORPORATION AND SUBSIDIARIES

-------------------------------------------------------------------------------

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

         Royalty Agreements - We have entered into royalty agreements (the "Agreements") for the right to use certain patents in the production of our Winwrap stretch film. The Agreements require us to pay the patent holder a fee of $.05 for each pound of Winwrap produced and $.10 per pound for each pound of coreless Winwrap produced. The Agreements terminate upon the expiration of the related patents in 2009. During the years ended December 31, 2002, 2001 and 2000, we paid royalties of $1.5 million, $1.6 million and $1.1 million, respectively, under the Agreements.

         Litigation - On November 19, 2001, S.C. Johnson & Son, Inc. and S.C. Johnson Home Storage, Inc. (collectively, "S.C. Johnson") filed a complaint against us in the U.S. District Court for the District of Michigan, Northern Division (Case No. 01-CV-10343-BC). The complaint alleges misappropriation of proprietary trade secret information relating to certain componentry used in the manufacture of reclosable "slider" bags. We counterclaimed alleging that S.C. Johnson misappropriated certain of our trade secrets relating to the extrusion of flange zipper and unitizing robotics. Both the S.C. Johnson complaint and our counterclaim seek damages and injunctive and declaratory relief. Discovery in this proceeding is currently set to close on April 30, 2003. We intend to resist S.C. Johnson's claims and to pursue our counterclaim vigorously. We do not believe this proceeding will have a material adverse affect on our financial condition or results of operations.

         We are subject to other litigation matters and claims arising in the ordinary course of business. We believe, after consultation with legal counsel, that any liabilities arising from such litigation and claims will not have a material adverse effect on our financial position or results of operations.

13.  Acquisitions

         In May 2002, we acquired substantially all of the assets and assumed certain liabilities of Decora Industries, Inc. and its operating subsidiary, Decora Incorporated (collectively, "Decora"), a New York based manufacturer and reseller of printed, plastic films, including plastic films and other consumer products sold under the Con-Tact(R) brand name. Our purchase of Decora's assets was approved by the United States Bankruptcy Court. The purchase price was approximately $18 million. The purchase price was negotiated with the creditors committee and was paid in cash using borrowings from our existing revolving credit facility. The assets purchased consisted of one plant in Fort Edward, New York, and related equipment used by Decora primarily to print, laminate and convert films into adhesive shelf liner. We have commenced the process of closing the Decora plant in Fort Edward, New York and have moved the production to our facilities in Mexico and Danville, Kentucky. This purchase expands our product base to a new market. In addition, we expect to realize synergies from lower costs and administrative expenses. In addition to the purchase price of $18 million, we have accrued $5.2 million of liabilities related to acquisition costs and severance payments. We sold our Fort Edward, New York plant on September 30, 2002 for $2.1 million and leased it back for $1 for up to twelve months. Results of operations from the date of acquisition are included in the consolidated statement of operations.

         The aggregate purchase price of $23.2 million, including accrued liabilities related to acquisition costs and severance payments, has been allocated to assets and liabilities. The allocation is as follows (dollars in thousands):

              Current Assets                        $ 15,805
              Property Plant and Equipment             4,961
              Goodwill                                 3,794
              Intangible Assets - Trademark            5,000
              Current Liabilities                     (6,312)
                                                    --------
              Total Purchase Price                  $ 23,248
                                                    ========

         Since the intangible assets have an indefinite life there is no amortization. The amortization of goodwill is deductible for tax purposes.

         The pro forma results of operations for the years ended December 31, (assuming the Decora acquisition had occurred on January 1, 2002 and January 1, 2001, respectively) are as follows (dollars in thousands):

                       PLIANT CORPORATION AND SUBSIDIARIES

-------------------------------------------------------------------------------

                                           Year Ended December 31
                                          ------------------------
                                             2002          2001
                                          ----------    ----------
              Net sales                   $  894,505    $  889,411
              Net loss                    $  (44,653)   $  (14,592)


         The pro forma results reflect certain non-recurring items. The net loss for the year ended December 31, 2001 include results from a division that was sold by Decora in 2001. The net loss reflects the write down of goodwill and long-lived assets and reorganization costs related to the bankruptcy that are considered non-recurring. The reorganization items were $0.6 million and $2.3 million for the years ended December 31, 2002 and 2001, respectively. The effective income tax rate for pre-acquisition results of operations of Decora was 0% due to the net operating losses and valuation allowances.

         On August 15, 2002, we purchased substantially all of the assets and assumed certain liabilities of the business of Roll-O-Sheets Canada Limited ("Roll-O-Sheets"). The Roll-O-Sheets business consists of one plant in Barrie, Canada primarily engaged in the conversion and sale of PVC and polyethylene film for the food industry. In addition, the business includes the distribution of polyester film and polypropylene food trays and other food service products. Detailed financial information and pro forma results are not presented as they are not material to our consolidated financial statements.

         Uniplast Holdings - On July 16, 2001, we acquired 100% of the outstanding stock of Uniplast Holdings, Inc. ("Uniplast") for an initial purchase price of approximately $56.0 million, consisting of the assumption of approximately $40.3 million of debt and the issuance of shares of our common stock valued at approximately $15.7 million to the selling shareholders of Uniplast. We believe that this acquisition resulted in significant synergies to the combined operations and increased the market share in a number of our market segments. At the closing of the acquisition, we refinanced approximately $37.0 million of assumed debt with the proceeds from a private placement of 29,000 shares of preferred stock at $1,000 per share and borrowings under our revolving credit facility. In connection with the Uniplast acquisition, we entered into an amendment of our credit facilities and incurred amendment fees of $1.4 million. In addition, we also issued 1,983 shares of our preferred stock at $1,000 per share, together with warrants to purchase 2,013 shares of common stock, to certain employees of the Company. We also incurred $0.9 million of legal and administrative expenses. We recorded $14.4 million as intangible assets and $21.9 million as goodwill as a result of this acquisition. The intangible assets are being amortized over 15 years while the goodwill is not being amortized. The operating results for Uniplast from July 16, 2001 are included in the statement of operations for the year ended December 31, 2001.

         During 2002 we made adjustments to the carrying value of Uniplast assets and the initial purchase price totaling $3.3 million. The final purchase price including adjustments made during 2002 to the initial purchase price of $56.0 million has been allocated to assets and liabilities as follows:

                                                    (in millions)

              Current Assets                          $   19.3

              Property Plant and Equipment                20.6

              Intangible Assets                           14.4

              Goodwill                                    21.9

              Current Liabilities                        (13.1)

              Long-term Liabilities                       (3.8)
                                                      --------

              Total Purchase Price                    $   59.3
                                                      ========

         Our pro forma results of operations for the year ended December 31, 2001 (assuming the Uniplast acquisition had occurred as of January 1, 2001) are as follows (in thousands):

                                                  2001
                                               ----------

              Revenues .....................   $  882,860
              Net income (loss) ............         (424)

                       PLIANT CORPORATION AND SUBSIDIARIES

-------------------------------------------------------------------------------

14.  Operating Segments

         Operating segments are components of our business for which separate financial information is available that is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing performance. This information is reported on the basis that it is used internally for evaluating segment performance.

         We have three operating segments: Pliant U.S., Pliant International and Pliant Solutions. In previous reporting periods, we had three operating segments classified by our primary product types. During the third quarter of 2002, we reorganized our operations under our three current operating segments. Segment information in this report with respect to 2001 and 2000 has been restated for comparative purposes. Disclosures for each product line within operating segments are not required because amounts of net revenues are impracticable to obtain.

         The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Sales and transfers between our segments are eliminated in consolidation. We evaluate the performance of our operating segments based on net sales (excluding intercompany sales) and segment profit. The segment profit reflects income before discontinued operations, extraordinary items, interest expense, income taxes, depreciation, amortization, restructuring costs, all non-cash charges and certain other adjustments defined by our credit agreement. Our reportable segments are managed separately with separate management teams, because each segment has differing products, customer requirements, technology and marketing strategies.

         Segment profit and segment assets as of and for the years ended December 31, 2002, 2001 and 2000 are presented in the following table (in thousands). Certain reclassifications have been made to the prior year amounts to be consistent with the 2002 presentation.

                                                        Pliant          Pliant          Pliant        Corporate/
                                                         U.S.       International     Solutions         Other            Total
                                                    -------------   -------------   -------------   -------------    -------------

              2002
              Net sales to customers ............   $     742,644   $     108,263   $      28,290              --    $     879,197
              Intersegment sales ................          25,516           1,104              --         (26,620)              --
                                                    -------------   -------------   -------------   -------------    -------------
              Total net sales ...................         768,160         109,367          28,290         (26,620)         879,197
              Depreciation and amortization .....          26,390           6,246           1,195          13,081           46,912
              Interest expense ..................             125           2,122              23          73,014           75,284
              Segment profit ....................         117,989          15,591           2,768         (14,731)         121,617
              Segment total assets ..............         659,757         103,971          27,625          61,850          853,203
              Capital expenditures ..............          34,508           9,004              43           5,639           49,194

              2001
              Net sales to customers ............   $     736,067   $     104,293   $          --   $          --    $     840,360
              Intersegment sales ................          19,230             101              --         (19,331)              --
                                                    -------------   -------------   -------------   -------------    -------------
              Total net sales ...................         755,297         104,394              --         (19,331)         840,360
              Depreciation and amortization .....          25,998           6,043              --          14,976           47,017
              Interest expense ..................              59           3,302              --          72,627           75,988
              Segment profit ....................         136,497          19,359              --         (14,024)         141,832
              Segment total assets ..............         684,982         113,417              --          53,284          851,683
              Capital expenditures ..............          48,549           2,684              --           5,185           56,418

              2000
              Net sales to customers ............   $     753,216   $      90,581   $          --   $          --    $     843,797
              Intersegment sales ................          17,406              --              --         (17,406)              --
                                                    -------------   -------------   -------------   -------------    -------------
              Total net sales ...................         770,622          90,581              --         (17,406)         843,797
              Depreciation and amortization .....          23,132           6,037              --          10,377           39,546
              Interest expense ..................             303           3,618              --          64,613           68,534
              Segment  profit ...................         110,437          17,072              --         (19,922)         107,587
              Segment total assets ..............         626,580          90,650              --          67,804          785,034
              Capital expenditures ..............          46,160           6,443              --          13,041           65,644

                       PLIANT CORPORATION AND SUBSIDIARIES

-------------------------------------------------------------------------------

         A reconciliation of the totals reported for the operating segments to the totals reported in the consolidated financial statements is as follows (in thousands):

                                                                       2002          2001          2000
                                                                    ----------    ----------    ----------
              Profit or Loss
              Total segment profit ..............................   $  121,617    $  141,832    $  107,587
              Depreciation and amortization .....................      (46,912)      (47,017)      (39,546)
              Restructuring and other costs .....................      (43,143)        4,588       (19,368)
              Interest expense ................................        (75,284)      (75,988)      (68,534)

              Other expenses and adjustments for non-cash
              charges and certain adjustments defined by our
              credit agreement ..................................       (1,170)      (18,697)      (33,915)
                                                                    ----------    ----------    ----------
                Income (loss) from continuing operations
                  before taxes ..................................   $  (44,892)   $    4,718    $  (53,776)
                                                                    ==========    ==========    ==========


              Assets
              Total assets for reportable segments ..............   $  791,353    $  798,399    $  717,230
              Other unallocated assets ..........................   $   61,850        53,284        67,804
                                                                    ----------    ----------    ----------
              Total consolidated assets .........................   $  853,203    $  851,683    $  785,034
                                                                    ==========    ==========    ==========


         Our sales to a single customer and its affiliates represented approximately 13% and 12% of consolidated net sales in 2001 and 2000, respectively.

15.  Warrants Outstanding

         The following warrants were issued and outstanding as of December 31:

                                                               2002      2001
                                                             --------  --------
              Issued with the senior subordinated notes        18,532   18,532
              Issued in connection with recapitalization
                 transaction                                   43,242   43,242
              Issued in connection with Uniplast acquisition   31,003   31,003
                                                             --------  --------
              Total outstanding                                92,777   92,777
                                                             ========  ========

         As of December 31, 2002, 92,777 warrants were exercisable at an exercise price of $0.01 per share. The Company has reserved up to 92,777 shares of common stock for issuance upon the exercise of issued and outstanding warrants.

16.  Estimated Fair Value of Financial Instruments

         The estimated fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. In the case of cash and cash equivalents, accounts receivable and accounts payable, the carrying amount is considered a reasonable estimate of fair value. The fair value of fixed and floating rate debt in 2002 and 2001 was obtained from market quotes. Fair value estimates are made at a specific point in time. Because no market exists for a significant portion of our financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments, interest rate levels, and other factors. These estimates are subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined or relied on with any degree of certainty. Changes in assumptions could significantly affect the estimates.

                       PLIANT CORPORATION AND SUBSIDIARIES

-------------------------------------------------------------------------------

         Below is a summary of our financial instruments' carrying amounts and estimated fair values as of December 31, (in thousands):

                                                      2002                      2001
                                            -----------------------   -----------------------
                                             Carrying    Estimated     Carrying    Estimated
                                              Amount     Fair Value     Amount     Fair Value
                                            ----------   ----------   ----------   ----------

         Financial assets:
           Cash and cash equivalents ....   $    1,635   $    1,635   $    4,818   $    4,818
           Accounts receivable ..........      104,157      104,157      111,768      111,768
                                            ----------   ----------   ----------   ----------
         Total financial assets .........   $  105,792   $  105,792   $  116,586   $  116,586
                                            ==========   ==========   ==========   ==========
         Financial liabilities:
           Floating rate debt ...........   $  422,979   $  422,979   $  503,311   $  503,311
           Fixed rate debt ..............      313,402      288,000      210,012      228,800
           Accounts payable .............      113,988      113,988      101,508      101,508
                                            ----------   ----------   ----------   ----------

         Total financial liabilities ....   $  850,369   $  824,967   $  814,831   $  833,619
                                            ==========   ==========   ==========   ==========


17.  Related-Party Transactions

         The accompanying consolidated financial statements for the year ended December 31, 2000 includes the following transactions with companies affiliated with Jon M. Huntsman, our majority stockholder prior to our Recapitalization (in thousands). All related-party transactions have been recorded at estimated fair market values for the related products and services.

                                                                 2000
                                                              ----------
         With Huntsman Corporation and affiliates (HC)
           Inventory purchases ............................   $   20,363
           Rent expense under operating lease .............          377
           Administrative expenses ........................          796


         Insurance Coverage - Prior to the Recapitalization, we obtained most of our insurance coverage under policies of HC. Reimbursement payments to HC were based on premium allocations, which were determined in cooperation with an independent insurance broker and are not included in the above amounts.

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

         J.P. Morgan Partner and Affiliates - JPMorgan Chase Bank is the syndication agent, and its affiliate, J.P. Morgan Chase & Co., is a lender under our credit facilities. Both JPMorgan Chase Bank and J.P. Morgan Chase & Co. receive customary fees under the credit facilities for acting in such capacities including approximately $1.2 million in 2002. JPMorgan Chase Bank was also a lender under our prior credit facility, and as a result, received a portion of the proceeds from the financing for the recapitalization and related transactions. Chase Securities Inc. was one of the initial purchasers in the offering of the $220.0 million aggregate principal amount of 13% senior subordinated notes due 2010, and was also the dealer manager for the debt tender offer and consent solicitation relating to our 9 1/8% senior subordinated notes due 2007 and received customary fees for acting in such capacities. Each of JPMorgan Chase Bank, J.P. Morgan Chase & Co. and Chase Securities Inc. are affiliates of Southwest Industrial Films, LLC, which owns approximately 55% of our outstanding common stock and currently has the right under the stockholders' agreement to appoint four of our directors, and of Flexible Films, LLC, which, together with affiliates, owns approximately 59% of our Preferred Stock, subject to certain preemptive rights with respect to 10,000 shares of Preferred Stock issued on March 25, 2003.

                       PLIANT CORPORATION AND SUBSIDIARIES

-------------------------------------------------------------------------------

18.  Accumulated Other Comprehensive Income/(Loss)

         The components of accumulated other comprehensive income/(loss) as of December 31, were as follows (in thousands):

                                                                       2002        2001
                                                                     --------    --------

         Minimum pension liability, net of taxes of $575             $   (937)   $     --
         Fair value change in interest rate derivatives classified
           as cash flow hedges, net of taxes of $3,450                 (5,397)     (2,944)
         Foreign currency translation adjustments                     (11,510)     (6,704)
                                                                     --------    --------
         Accumulated other comprehensive income/(loss)               $(17,844)   $ (9,648)
                                                                     ========    ========


19.  Condensed Consolidating Financial Statements

         The following condensed consolidating financial statements present, in separate columns, financial information for (i) Pliant Corporation (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries (as specified in the Indenture dated May 31, 2000 (the "2000 Indenture") relating to Pliant Corporation's $220 million senior subordinated notes due 2010 (the "2000 Notes") and the Indenture, dated April 10, 2002 (the "2002 Indenture" and, together with the 2000 Indenture, the "Indentures"), relating to Pliant's $100 million senior subordinated notes due 2010 (the "2002 Notes" and, together with the 2000 Notes, the "Notes") on a combined basis, with any investments in non-guarantor subsidiaries specified in the Indentures recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for Pliant Corporation and its subsidiaries on a consolidated basis, and (v) Pliant Corporation on a consolidated basis, in each case as of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000. The Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary and each guarantor subsidiary is wholly owned, directly or indirectly, by Pliant Corporation. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to Pliant Corporation except from our Alliant joint venture. The condensed consolidating financial statements are presented herein, rather than separate financial statements for each of the guarantor subsidiaries, because management believes that separate financial statements relating to the guarantor subsidiaries are not material to investors.

         In 2001, our Blessings subsidiary was merged with and into Pliant. Accordingly, this former guarantor subsidiary company is now included as part of the "Pliant Corporation Parent Only" column for all periods presented.

                       PLIANT CORPORATION AND SUBSIDIARIES

-------------------------------------------------------------------------------

                      CONDENSED CONSOLIDATING BALANCE SHEET
                     As of December 31, 2002 (In Thousands)


                                                          Pliant                        Combined                      Consolidated
                                                       Corporation      Combined          Non-                           Pliant
                                                       Parent Only     Guarantors      Guarantors     Eliminations     Corporation
                                                      ------------    ------------    ------------    ------------    ------------

Assets
Current assets:
  Cash and cash equivalents .......................   $         --    $         --    $      1,635    $         --    $      1,635
  Receivables .....................................         82,421          13,444          23,158              --         119,023
  Inventories .....................................         71,586          15,832          10,604              --          98,022
  Prepaid expenses and other ......................          2,842             899             408              --           4,149
  Income taxes receivable .........................          1,145               4           1,219              --           2,368
  Deferred income taxes ...........................          6,909           1,522            (249)             --           8,182
                                                      ------------    ------------    ------------    ------------    ------------
    Total current assets ..........................        164,903          31,701          36,775              --         233,379
Plant and equipment, net ..........................        283,638          17,919          48,922              --         350,479
Goodwill ..........................................        189,106              --          14,891              --         203,997
Intangible assets, net ............................         26,964              --              70              --          27,034
Investment in subsidiaries ........................         52,813              --              --         (52,813)             --
Other assets ......................................         34,871              17           3,426              --          38,314
                                                      ------------    ------------    ------------    ------------    ------------
Total assets ......................................   $    752,295    $     49,637    $    104,084    $    (52,813)   $    853,203
                                                      ============    ============    ============    ============    ============

Liabilities and stockholders' equity (deficit)
Current liabilities:
Trade accounts payable ............................   $     83,918    $      8,675    $     21,395    $         --    $    113,988
Accrued liabilities ...............................         48,091           4,818           5,968              --          58,877
Current portion of long-term debt .................         14,117              --             628              --          14,745
Due to (from) affiliates ..........................        (28,373)         15,316          13,057              --              --
                                                      ------------    ------------    ------------    ------------    ------------
Total current liabilities .........................        117,753          28,809          41,048              --         187,610
Long-term debt, net of current portion ............        697,472              --          24,164              --         721,636
Other liabilities .................................         25,101              --           1,876              --          26,977
Deferred income taxes .............................         19,017           1,751           3,068              --          23,836
                                                      ------------    ------------    ------------    ------------    ------------
    Total liabilities .............................        859,343          30,560          70,156              --         960,059
                                                      ------------    ------------    ------------    ------------    ------------


Minority interest .................................             --              --             192              --             192

Redeemable stock:
  Preferred stock .................................        150,816              --              --              --         150,816
  Common stock ....................................         13,008              --              --              --          13,008
                                                      ------------    ------------    ------------    ------------    ------------
Total redeemable stock ............................        163,824              --              --              --         163,824
                                                      ------------    ------------    ------------    ------------    ------------

Stockholders' (deficit):
  Common stock ....................................        103,376          14,020          29,240         (43,260)        103,376
  Warrants to purchase common stock ...............         38,676              --              --              --          38,676
  Retained earnings (deficit) .....................       (394,420)          5,067          14,489         (19,556)       (394,420)
  Stockholders' notes receivable ..................           (660)             --              --              --            (660)
  Accumulated other comprehensive loss ............        (17,844)            (10)         (9,993)         10,003         (17,844)
                                                      ------------    ------------    ------------    ------------    ------------
    Total stockholders' (deficit) .................       (270,872)         19,077          33,736         (52,813)       (270,872)
                                                      ------------    ------------    ------------    ------------    ------------
Total liabilities and stockholders' (deficit) .....   $    752,295    $     49,637    $    104,084    $    (52,813)   $    853,203
                                                      ============    ============    ============    ============    ============

                       PLIANT CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
               For the Year Ended December 31, 2002 (In Thousands)

                                            Pliant                          Combined                      Consolidated
                                          Corporation       Combined          Non-                           Pliant
                                          Parent Only      Guarantors      Guarantors     Eliminations    Corporation
                                          ------------    ------------    ------------    ------------    ------------
Net sales .............................   $    695,002    $     75,360    $    135,455    $    (26,620)   $    879,197
Cost of sales .........................        567,702          61,809         111,572         (26,620)        714,463
                                          ------------    ------------    ------------    ------------    ------------
Gross profit ..........................        127,300          13,551          23,883              --         164,734
Total operating expenses ..............        108,307           6,264          22,047              --         136,618
                                          ------------    ------------    ------------    ------------    ------------
Operating income ......................         18,993           7,287           1,836              --          28,116
Interest expense ......................        (73,033)            (23)         (2,228)             --         (75,284)
Equity in earnings of subsidiaries ....         (5,159)             --              --           5,159              --
Other income (expense), net ...........         10,715          (5,697)         (2,742)                          2,276
                                          ------------    ------------    ------------    ------------    ------------

Income (loss) before income taxes and
    extraordinary loss ................        (48,484)          1,567          (3,134)          5,159         (44,892)
Income tax expense ....................         (5,054)             --           3,592              --          (1,462)
                                          ------------    ------------    ------------    ------------    ------------
Net income (loss) .....................   $    (43,430)   $      1,567    $     (6,726)   $      5,159    $    (43,430)
                                          ============    ============    ============    ============    ============

                       PLIANT CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
               For the Year Ended December 31, 2002 (In Thousands)

                                                       Pliant                        Combined                      Consolidated
                                                    Corporation       Combined          Non-                         Pliant
                                                    Parent Only      Guarantors      Guarantors     Eliminations   Corporation
                                                    ------------    ------------    ------------    ------------   ------------
Cash flows from operating activities: ...........   $     10,186    $      9,013    $     24,397    $         --   $     43,596

Cash flows from investing activities:
  Capital expenditures for plant and equipment ..        (35,181)         (4,764)         (9,249)             --        (49,194)
  Decora acquisition, net of cash acquired ......         (8,794)        (14,370)             --              --        (23,164)
  Asset transfer ................................         (9,116)          9,762            (646)             --             --
  Proceeds from sale of assets ..................         15,033           3,589          (1,500)                        17,122
                                                    ------------    ------------    ------------    ------------   ------------
     Net cash used in investing activities ......        (38,058)         (5,783)        (11,395)             --        (55,236)
                                                    ------------    ------------    ------------    ------------   ------------

Cash flows from financing activities:
  Payment of capitalized fees ...................         (7,439)             --              --              --         (7,439)
  Net proceeds from issuance of common and
     preferred stock ............................         (3,227)             --              --              --         (3,227)
  Borrowings/(payments) on long-term debt .......         31,266              --          (8,208)             --         23,058
                                                    ------------    ------------    ------------    ------------   ------------
     Net cash provided by (used in) financing
        activities ..............................         20,600              --          (8,208)             --         12,392
                                                    ------------    ------------    ------------    ------------   ------------

Effect of exchange rate changes on cash and
  cash equivalents ..............................          7,272          (4,197)         (7,010)             --         (3,935)
                                                    ------------    ------------    ------------    ------------   ------------

Net (decrease)/increase in cash and cash
  equivalents ...................................             --            (967)         (2,216)             --         (3,183)

Cash and cash equivalents at beginning of the
  year ..........................................             --             967           3,851              --          4,818
                                                    ------------    ------------    ------------    ------------   ------------

Cash and cash equivalents at end of the year ....   $         --    $         --    $      1,635              --   $      1,635
                                                    ============    ============    ============    ============   ============

                       PLIANT CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

                      CONDENSED CONSOLIDATING BALANCE SHEET
                     As of December 31, 2001 (In Thousands)

                                                    Pliant                        Combined                       Consolidated
                                                  Corporation      Combined          Non-                          Pliant
                                                  Parent Only     Guarantors      Guarantors     Eliminations    Corporation
                                                 ------------    ------------    ------------    ------------    ------------
Assets
Current assets:
   Cash and cash equivalents .................   $         --    $        967    $      3,851    $         --    $      4,818
   Receivables ...............................         94,163           7,321          23,952              --         125,436
   Inventories ...............................         65,135           9,087           9,726              --          83,948
   Prepaid expenses and other ................          1,856             398             772              --           3,026
   Income taxes receivable ...................            361               7             617              --             985
   Deferred income taxes .....................          4,670            (314)         (1,793)             --           2,563
                                                 ------------    ------------    ------------    ------------    ------------
      Total current assets ...................        166,185          17,466          37,125              --         220,776
Plant and equipment, net .....................        293,628          26,386          49,310              --         369,324
Goodwill, net ................................        185,808           2,122          16,496              --         204,426
Intangible assets, net .......................         25,138           1,506             129              --          26,773
Investment in subsidiaries ...................         62,837              --              --         (62,837)             --
Other assets .................................         27,188             182           3,014              --          30,384
                                                 ------------    ------------    ------------    ------------    ------------
Total assets .................................   $    760,784    $     47,662    $    106,074    $    (62,837)   $    851,683
                                                 ============    ============    ============    ============    ============

Liabilities and stockholders' equity(deficit)
Current liabilities:
   Trade accounts payable ....................   $     81,099    $      4,678    $     15,731    $         --    $    101,508
Accrued liabilities ..........................         36,541           1,703           4,853              --          43,097
   Current portion of long-term debt .........         17,767              --              --              --          17,767
   Due to (from) affiliates ..................        (24,978)         22,147           2,831              --              --
                                                 ------------    ------------    ------------    ------------    ------------
     Total current liabilities ...............        110,429          28,528          23,415              --         162,372
Long-term debt, net of current portion .......        662,556              --          33,000              --         695,556
Other liabilities ............................         17,411              --           1,533              --          18,944
Deferred income taxes ........................         22,108           1,625           2,423              --          26,156
                                                 ------------    ------------    ------------    ------------    ------------
     Total liabilities .......................        812,504          30,153          60,371              --         903,028
                                                 ------------    ------------    ------------    ------------    ------------

Minority interest ............................           (104)             --             375              --             271

Redeemable stock:
    Preferred stock ..........................        126,149              --              --              --         126,149
    Common stock .............................         16,778              --              --              --          16,778
                                                 ------------    ------------    ------------    ------------    ------------
Redeemable stock .............................        142,927              --              --              --         142,927
                                                 ------------    ------------    ------------    ------------    ------------

Stockholders' (deficit):
   Common stock ..............................        103,362          14,020          29,616         (43,636)        103,362
   Warrants to purchase common stock .........         38,715              --              --              --          38,715
   Retained earnings (deficit) ...............       (326,356)          3,500          21,215         (24,715)       (326,356)
   Stockholders' notes receivable ............           (616)             --              --              --            (616)
   Accumulated other comprehensive loss ......         (9,648)            (11)         (5,503)          5,514          (9,648)
                                                 ------------    ------------    ------------    ------------    ------------
     Total stockholders' (deficit) ...........       (194,543)         17,509          45,328         (62,837)       (194,543)
                                                 ------------    ------------    ------------    ------------    ------------
Total liabilities and stockholders' (deficit)    $    760,784    $     47,662    $    106,074    $    (62,837)   $    851,683
                                                 ============    ============    ============    ============    ============

                       PLIANT CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
               For the Year Ended December 31, 2001 (In Thousands)

                                              Pliant                        Combined                       Consolidated
                                            Corporation      Combined          Non-                          Pliant
                                            Parent Only     Guarantors      Guarantors     Eliminations    Corporation
                                           ------------    ------------    ------------    ------------    ------------
Net sales ..............................   $    687,349    $     45,088    $    127,254    $    (19,331)   $    840,360
Cost of sales ..........................        546,541          38,423          99,459         (19,331)        665,092
                                           ------------    ------------    ------------    ------------    ------------
Gross profit ...........................        140,808           6,665          27,795              --         175,268
Total operating expenses ...............         89,117             690          11,280              --         101,087
                                           ------------    ------------    ------------    ------------    ------------
Operating income .......................         51,691           5,975          16,515              --          74,181
Interest expense .......................        (72,563)            (82)         (3,343)             --         (75,988)
Equity in earnings of subsidiaries .....         12,756              --              --         (12,756)             --
Other income (expense), net ............          8,382           1,464          (3,321)             --           6,525
                                           ------------    ------------    ------------    ------------    ------------
Income (loss) before income taxes and
     extraordinary loss ................            266           7,357           9,851         (12,756)          4,718
Income tax expense .....................          2,334              --           4,452              --           6,786
                                           ------------    ------------    ------------    ------------    ------------
Net income (loss) ......................   $     (2,068)   $      7,357    $      5,399    $    (12,756)   $     (2,068)
                                           ============    ============    ============    ============    ============

                       PLIANT CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
               For the Year Ended December 31, 2001 (In Thousands)

                                                         Pliant                        Combined                      Consolidated
                                                       Corporation      Combined          Non-                         Pliant
                                                       Parent Only     Guarantors      Guarantors     Eliminations   Corporation
                                                      ------------    ------------    ------------    ------------   ------------
Cash flows from operating activities: .............   $      3,574    $     13,290    $     13,480              --   $     30,344
                                                      ------------    ------------    ------------    ------------   ------------

Cash flows from investing activities:
   Proceeds from sale of assets ...................          2,966           4,948              --              --          7,914
   Uniplast acquisition, net of cash acquired .....        (14,945)        (14,020)         (9,813)             --        (38,778)
   Capital expenditures for plant and equipment ...        (49,640)         (3,490)         (3,288)             --        (56,418)
                                                      ------------    ------------    ------------    ------------   ------------
     Net cash used in investing activities ........        (61,619)        (12,562)        (13,101)             --        (87,282)
                                                      ------------    ------------    ------------    ------------   ------------

Cash flows from financing activities:

   Payment of capitalized fees ....................         (1,932)             --              --              --         (1,932)
   (Payment) receipt of dividends .................            150              --            (150)             --             --
   Net proceeds from issuance of common and
     preferred stock ..............................         30,991              --              --              --         30,991
   Borrowings / (payments) on long-term debt ......         29,035              --          (3,105)             --         25,930
                                                      ------------    ------------    ------------    ------------   ------------
     Net cash provided by (used in) financing
       activities .................................         58,244              --          (3,255)             --         54,989
                                                      ------------    ------------    ------------    ------------   ------------

Effect of exchange rate changes on cash and cash
   equivalents ....................................           (658)            229           4,136              --          3,707
                                                      ------------    ------------    ------------    ------------   ------------

Net (decrease)/ increase in cash and cash
   equivalents ....................................           (459)            957           1,260              --          1,758

Cash and cash equivalents at beginning of the
   year ...........................................            459              10           2,591              --          3,060
                                                      ------------    ------------    ------------    ------------   ------------

Cash and cash equivalents at end of the year ......   $         --    $        967    $      3,851    $         --   $      4,818
                                                      ============    ============    ============    ============   ============

                       PLIANT CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
               For the Year Ended December 31, 2000 (In Thousands)

                                               Pliant                        Combined                       Consolidated
                                             Corporation      Combined          Non-                          Pliant
                                             Parent Only     Guarantors      Guarantors     Eliminations    Corporation
                                            ------------    ------------    ------------    ------------    ------------
Net sales ...............................   $    707,218    $     40,670    $    113,315    $    (17,406)   $    843,797
Cost of sales ...........................        587,281          39,628          87,213         (17,406)        696,716
                                            ------------    ------------    ------------    ------------    ------------
Gross profit ............................        119,937           1,042          26,102              --         147,081
Total operating expenses ................        108,386           9,489          14,780              --         132,655
                                            ------------    ------------    ------------    ------------    ------------
Operating income (loss) .................         11,551          (8,447)         11,322                          14,426
Interest expense ........................        (64,638)             27          (3,923)             --         (68,534)
Equity in earnings of subsidiaries ......          1,209              --              --          (1,209)
Other income (expense), net .............         (6,601)          5,580           1,353              --             332
                                            ------------    ------------    ------------    ------------    ------------
Income (loss) before income taxes and
     extraordinary item .................        (58,479)         (2,840)          8,752          (1,209)        (53,776)

Income tax expense (benefit) ............        (18,946)            718           3,985                         (14,243)
                                            ------------    ------------    ------------    ------------    ------------
Income (loss) before extraordinary item .        (39,533)         (3,558)          4,767          (1,209)        (39,533)

Extraordinary loss ......................        (11,250)             --              --              --         (11,250)
                                            ------------    ------------    ------------    ------------    ------------
Net income (loss) .......................   $    (50,783)   $     (3,558)   $      4,767    $     (1,209)   $    (50,783)
                                            ============    ============    ============    ============    ============

                       PLIANT CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
               For the Year Ended December 31, 2000 (In Thousands)

                                                         Pliant                        Combined                       Consolidated
                                                       Corporation      Combined          Non-                          Pliant
                                                       Parent Only     Guarantors      Guarantors     Eliminations    Corporation
                                                      ------------    ------------    ------------    ------------    ------------
Cash flows from operating activities: .............   $     38,398    $      4,895    $     16,973              --   $     60,266
                                                      ------------    ------------    ------------    ------------   ------------

Cash flows from investing activities:
   Capital expenditures for plant and equipment ...        (52,042)         (6,506)         (7,096)             --        (65,644)
                                                      ------------    ------------    ------------    ------------   ------------
     Net cash used in investing activities ........        (52,042)         (6,506)         (7,096)             --        (65,644)
                                                      ------------    ------------    ------------    ------------   ------------

Cash flows from financing activities:
   Payment of capitalized loan fees ...............        (22,303)             --              --              --        (22,303)
   Payment of fees for tender offer ...............        (10,055)             --              --              --        (10,055)
   Proceeds from issuance of stock ................        161,820              --              --              --        161,820
   (Payment) receipt of dividends .................            750              --            (750)                            --
   Redemption of common stock .....................       (314,034)             --              --              --       (314,034)
   Payments received from stockholder on note
     receivable ...................................            165              --              --              --            165
   Proceeds from long-term debt ...................        691,684              --              --              --        691,684
   Principal payments on long-term debt ...........       (497,296)             --          (9,706)             --       (507,002)
                                                      ------------    ------------    ------------    ------------   ------------
     Net cash provided by (used in) financing
       activities .................................         10,731              --         (10,456)             --            275
                                                      ------------    ------------    ------------    ------------   ------------

Effect of exchange rate changes on cash and cash
   equivalents ....................................          2,141           1,104          (4,179)             --           (934)
                                                      ------------    ------------    ------------    ------------   ------------

Net decrease in cash and cash equivalents .........           (772)           (507)         (4,758)             --         (6,037)

Cash and cash equivalents at beginning of the
   year ...........................................          1,231             517           7,349              --          9,097
                                                      ------------    ------------    ------------    ------------   ------------

Cash and cash equivalents at end of the year ......   $        459    $         10    $      2,591              --   $      3,060
                                                      ============    ============    ============    ============   ============

20. OTHER INCOME

         Other income for the year ended December 31, 2001 includes the proceeds and assets received from a settlement with a potential new customer and other less significant items.

                       PLIANT CORPORATION AND SUBSIDIARIES
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 2002, 2001 and 2000
                                 (In Thousands)
--------------------------------------------------------------------------------

                                                               Additions
                                                Balance at     Charged to                     Balance
           Description                          Beginning      Costs and                      at End
           -----------                           of Year        Expenses        Other         of Year
                                                 -------        --------        -----         -------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
2002                                           $    2,438      $    2,635    $  510 (1)      $    5,583
2001                                                2,166             155       117 (2)(3)        2,438
2000                                                2,115                        51 (2)           2,166

(1)  Represents allowance acquired in the Decora acquisition.

(2) Represents the net of accounts written off against the allowance and recoveries of previous write-offs.

(3)  Represents an allowance acquired in the Uniplast acquisition.

INDEX TO EXHIBITS

        Exhibit
         Number
         ------
          2.1 Recapitalization Agreement, dated as of March 31, 2000 (the "Recapitalization Agreement"), among Pliant Corporation, Chase Domestic Investments, L.L.C., Richard
                       P. Durham as Representative, and the shareholders of Pliant Corporation signatory thereto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Pliant Corporation on April 12, 2000).

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

          3.1 Third Amended and Restated Articles of Incorporation of Pliant Corporation (incorporated by reference to Exhibit
                       3.1 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

          3.2 Articles of Amendment of Third Amended and Restated Articles of Incorporation of Pliant Corporation (incorporated by reference to Exhibit 3.2 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 filed on April 2, 2001).

          3.3 Articles of Amendment of Third Amended and Restated Articles of Incorporation of Pliant Corporation (incorporated by reference to Exhibit 3.3 to Pliant Corporation's Registration Statement on Form S-1 (File No. 333-65754)).

          3.4* Articles of Amendment of Third Amended and Restated Articles of Incorporation of Pliant Corporation.

          3.5* Articles of Amendment of Third Amended and Restated Articles of Incorporation of Pliant Corporation.

          3.6*         Second Amended and Restated Bylaws of Pliant Corporation.

          4.1 Indenture, dated as of May 31, 2000, among Pliant Corporation, the Note Guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

          4.2 First Supplemental Indenture, dated as of July 16, 2001, among Pliant Corporation, the New Note Guarantors party thereto, the existing Note Guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.3 to Pliant Corporation's Registration Statement on Form S-1 (File No. 333-65754)).

          4.3 Form of 2000 Notes (incorporated by reference to Exhibit B to Exhibit 4.1).

          4.4 Indenture, dated as of April 10, 2002, among Pliant Corporation, the Note Guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.4 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-86532)).

          4.5 Form of 2002 Note (incorporated by reference to Exhibit B to Exhibit 4.4).

          4.6 Exchange and Registration Rights Agreement, dated as of May 31, 2000, among Pliant Corporation, the Note Guarantors party thereto, and Chase Securities, Inc. and Deutsche Bank Securities Inc., as Initial Purchasers (incorporated by reference to Exhibit 4.3 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

          4.7 Exchange and Registration Rights Agreement, dated as of April 10, 2002, among Pliant Corporation, the Note Guarantors party thereto, and J.P. Morgan Securities, Inc. and Deutsche Bank Securities Inc., as Initial Purchasers (incorporated by reference to Exhibit 4.7 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-86532)).

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

         10.3 Amendment No. 1 and Waiver, dated as of July 16, 2001, to the Stockholder's Agreement, dated as of May 31, 2000, among Pliant Corporation, Chase Domestic Investments, L.L.C. and each of the stockholders and warrantholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.3 to Pliant Corporation's Registration Statement on Form S-1 (File No. 333-65754)).

         10.4 Amendment No. 2, dated as of December 19, 2001, to the Stockholder's Agreement, dated as of May 31, 2000, among Pliant Corporation, Chase Domestic Investments, L.L.C. and each of the stockholders and warrantholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.4 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2001).

         10.5* Amendment No. 3, dated as of March 25, 2003, to the Stockholder's Agreement, dated as of May 31, 2000, among Pliant Corporation, Chase Domestic Investments, L.L.C. and each of the stockholders and warrantholders listed on the signature pages thereto.

         10.6 Registration Rights Agreement, dated as of May 31, 2000, among Pliant Corporation, Chase Domestic Investments, L.L.C. and each of the stockholders and warrantholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.3 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

         10.7 Amendment No. 1, dated as of June 13, 2000, to the Registration Rights Agreement, dated as of May 31, 2000, among Pliant Corporation, Chase Domestic Investments, L.L.C. and each of the stockholders and warrantholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.4 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

         10.8* Amendment No. 2, dated as of March 25, 2003, to the Registration Rights Agreement, dated as of May 31, 2000, among Pliant Corporation, Chase Domestic Investments, L.L.C. and each of the stockholders and warrantholders listed on the signature pages thereto.

         10.9 Securities Purchase Agreement, dated as of May 31, 2000, among Pliant Corporation and each of the purchasers of Pliant Corporation's preferred stock listed on the signature pages thereto (incorporated by reference to Exhibit 10.5 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

         10.10 Amendment No. 1 and Waiver, dated as of July 16, 2001, to the Securities Purchase Agreement dated as of May 31, 2000 among Pliant Corporation, and each of the purchasers of Pliant Corporation's preferred stock listed on the signature pages thereto (incorporated by reference to Exhibit 10.7 to Pliant Corporation's Registration Statement on Form S-1 (File No. 333-65754)).

         10.11 Warrant Agreement, dated as of May 31, 2000, among Pliant Corporation and Chase Domestic Investments, L.L.C. (incorporated by reference to Exhibit 10.6 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

         10.12 Amendment No. 1, dated as of July 16, 2001, to the Warrant Agreement dated as of May 31, 2000 among Pliant Corporation and the initial warrantholders listed in
                       Schedule I thereto (incorporated by reference to Exhibit
                       10.9 to Pliant Corporation's Registration Statement on Form S-1 (File No. 333-65754)).

         10.13* Amendment No. 2, dated as of March 25, 2003, to the Warrant Agreement dated as of May 31, 2000 among Pliant Corporation and the initial warrantholders listed in
                       Schedule I thereto.

         10.14 Securities Purchase Agreement, dated as of July 16, 2001, among Pliant Corporation and the purchasers of Pliant Corporation's preferred stock listed on the schedules thereto (incorporated by reference to Exhibit 10.10 to Pliant Corporation's Registration Statement on Form S-1 (File No. 333-65754)).

         10.15* Securities Purchase Agreement, dated as of March 25, 2003, among Pliant Corporation and the Purchasers named therein.

         10.16* Securities Purchase Agreement, dated as of March 25, 2003, between Pliant Corporation and J.P. Morgan Partners
                       (BHCA), L.P.

         10.17 Credit Agreement, dated as of September 30, 1997, as amended and restated as of May 31, 2000, among Pliant Corporation, the subsidiary guarantors party thereto, the various lenders from time to time party thereto, Bankers Trust Company, as Administrative Agent and Collateral Agent, and The Chase Manhattan Bank, as Syndication Agent, and The Bank of Nova Scotia, as the Documentation Agent (incorporated by reference to Exhibit 10.7 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

         10.18 Amendment No. 1, dated as of September 30, 2000, to Credit Agreement dated as of September 30, 1997, as amended and restated as of May 31, 2000 (incorporated by reference to Exhibit 10.1 to Pliant Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

         10.19 Amendment No. 2, dated as of July 10, 2001, to the Credit Agreement dated as of September 30, 1997, as amended and restated as of May 31, 2000 (incorporated by reference to Exhibit 10.13 to Pliant Corporation's Registration Statement on Form S-1 (File No. 333-65754)).

         10.20 Amendment No. 3, dated as of April 2, 2002, to the Credit Agreement dated as of September 30, 1997, as amended and restated as of May 31, 2000 (incorporated by reference to Exhibit 10.15 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-86532)).

         10.21 Amendment No. 4, dated as of September 30, 2002, to the Credit Agreement dated as of September 30, 1997, as amended and restated as of May 31, 2000 (incorporated by reference to Exhibit 10.2 to Pliant Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002).

         10.22* Amendment No. 5, dated as of March 24, 2003, to the Credit Agreement dated as of September 30, 1997, as amended and restated as of May 31, 2000.

         10.23 Guarantee Agreement, dated as of September 30, 1997, as amended and restated as of May 31, 2000, among the subsidiary guarantors party thereto and Bankers Trust Company, as Collateral Agent (incorporated by reference to Exhibit 10.8 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

         10.24 Supplement No. 1, dated as of July 19, 2001, to the Guarantee Agreement, dated as of September 30, 1997, as amended and restated as of May 31, 2000, among Pliant Corporation, each of the subsidiaries listed on Schedule I thereto and Bankers Trust Company, as Administrative Agent (incorporated by reference to Exhibit 10.15 to Pliant Corporation's Registration Statement on Form S-1 (File No. 333-65754)).

         10.25 Security Agreement, dated as of September 30, 1997, as amended and restated as of May 31, 2000, among the subsidiary guarantors party thereto and Bankers Trust Company, as Collateral Agent (incorporated by reference to Exhibit 10.9 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

         10.26 Supplement No. 1, dated as of July 19, 2001, to the Security Agreement, dated as of September 30, 1997, as amended and restated as of May 31, 2000, among Pliant Corporation, each of the subsidiaries listed on Schedule I thereto and Bankers Trust Company, as Collateral Agent (incorporated by reference to Exhibit 10.17 to Pliant Corporation's Registration Statement on Form S-1 (File No. 333-65754)).

         10.27 Pledge Agreement, dated as of September 30, 1997, as amended and restated as of May 31, 2000, among the subsidiary guarantors party thereto and Bankers Trust Company, as Collateral Agent (incorporated by reference to Exhibit 10.10 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

         10.28 Supplement No. 1, dated as of July 19, 2001, to the Pledge Agreement, dated as of September 30, 1997, as amended and restated as of May 31, 2000, among Pliant Corporation, each of the subsidiaries listed on Schedule I thereto and Bankers Trust Company, as Collateral Agent (incorporated by reference to Exhibit 10.19 to Pliant Corporation's Registration Statement on Form S-1 (File No. 333-65754)).

         10.29 Indemnity, Subrogation and Contribution Agreement, dated as of September 30, 1997, as amended and restated as of May 31, 2000, among the subsidiary guarantors party thereto and Bankers Trust Company, as Collateral Agent (incorporated by reference to Exhibit 10.11 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

         10.30 Supplement No. 1, dated as of July 19, 2001, to the Indemnity, Subrogation and Contribution Agreement, dated as of September 30, 1997, as amended and restated as of May 31, 2000, among Pliant Corporation, each of the subsidiaries listed on Schedule I thereto and Bankers Trust Company, as Collateral Agent (incorporated by reference to Exhibit 10.21 to Pliant Corporation's Registration Statement on Form S-1 (File No. 333-65754)).

         10.31 Employment Agreement, dated as of May 31, 2000, between Pliant Corporation and Richard P. Durham (incorporated by reference to Exhibit 10.12 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

         10.32 Amendment No. 1, dated as of February 1, 2001, to the Employment Agreement, dated as of May 31, 2000, between Pliant Corporation and Richard P. Durham (incorporated by reference to Exhibit 10.14 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 filed on April 2, 2001).

         10.33 Separation Agreement, dated as of June 10, 2002, between Pliant Corporation and Richard P. Durham (incorporated by reference to Exhibit 10.1 to Pliant Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

         10.34 Employment Agreement, dated as of May 31, 2000, between Pliant Corporation and Jack E. Knott (incorporated by reference to Exhibit 10.13 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

         10.35 Employment Agreement, dated as of May 31, 2000, between Pliant Corporation and Scott K. Sorensen (incorporated by reference to Exhibit 10.14 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

         10.36 Letter Agreement, dated as of December 27, 2000, terminating the Employment Agreement, dated as of May 31, 2000, between Pliant Corporation and Scott K. Sorensen (incorporated by reference to Exhibit 10.17 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 filed on April 2, 2001).

         10.37 Employment Agreement, dated as of May 31, 2000, between Pliant Corporation and Ronald G. Moffitt (incorporated by reference to Exhibit 10.15 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

         10.38 Letter Agreement, dated as of January 22, 2001, terminating the Employment Agreement, dated as of May 31, 2000, between Pliant Corporation and Ronald G. Moffitt (incorporated by reference to Exhibit 10.19 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 filed on April 2, 2001).

         10.39 Employment Agreement, dated as of March 30, 2001, between Pliant Corporation and Brian E. Johnson (incorporated by reference to Exhibit 10.30 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31,
                       2001).

         10.40 Restricted Stock Agreement, dated as of May 31, 2000, between Pliant Corporation and Richard P. Durham (incorporated by reference to Exhibit 10.16 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

         10.41 Restricted Stock Agreement, dated as of May 31, 2000, between Pliant Corporation and Jack E. Knott (incorporated by reference to Exhibit 10.17 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

         10.42 Restricted Stock Agreement, dated as of May 31, 2000, between Pliant Corporation and Scott K. Sorensen (incorporated by reference to Exhibit 10.18 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

         10.43 Stock Redemption Agreement, dated as of December 27, 2000, between Pliant Corporation and Scott K. Sorensen (incorporated by reference to Exhibit 10.23 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 filed on April 2, 2001).

         10.44 Restricted Stock Agreement, dated as of May 31, 2000, between Pliant Corporation and Ronald G. Moffitt (incorporated by reference to Exhibit 10.19 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

         10.45 Stock Redemption Agreement, dated as of February 1, 2001, between Pliant Corporation and Ronald G. Moffitt (incorporated by reference to Exhibit 10.25 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 filed on April 2, 2001).

         10.46 Pledge Agreement, dated as of May 31, 2000, in favor of Pliant Corporation made by Richard P. Durham (incorporated by reference to Exhibit 10.20 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

         10.47 Amendment No. 1, dated as of March 1, 2001, to the Pledge Agreement dated as of May 31, 2000, among Pliant Corporation and Richard P. Durham (incorporated by reference to Exhibit 10.35 to Post-Effective Amendment No. 2 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

         10.48 Pledge Agreement, dated as of May 31, 2000, in favor of Pliant Corporation made by Jack E. Knott (incorporated by reference to Exhibit 10.21 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

         10.49 Amendment No. 1, dated as of April 1, 2001, to the Pledge Agreement dated as of May 31, 2000, among Pliant Corporation and Jack E. Knott (incorporated by reference to Exhibit 10.36 to Post-Effective Amendment No. 2 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

         10.50 Pledge Agreement, dated as of May 31, 2000, in favor of Pliant Corporation made by Scott K. Sorensen (incorporated by reference to Exhibit 10.22 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

         10.51 Pledge Agreement, dated as of May 31, 2000, in favor of Pliant Corporation made by Ronald G. Moffitt (incorporated by reference to Exhibit 10.23 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

         10.52 1998 Pliant Corporation Stock Option Plan (incorporated by reference to Exhibit 10.10 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 1998).

         10.53 Pliant Corporation Management Incentive Plan for Senior Divisional Management (1999) (incorporated by reference to Exhibit 10.1 to Pliant Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

         10.54* Pliant Corporation 2000 Stock Incentive Plan (as amended and restated through April 17, 2002).

         10.55 Second Amended and Restated Stock Option Agreement, dated as of May 31, 2000 between Pliant Corporation and Jack E. Knott (incorporated by reference to Exhibit 10.27 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

         10.56 Pliant Corporation Management Incentive Plan (2000) (incorporated by reference to Exhibit 10.2 to Pliant Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

         10.57 Pliant Corporation Management Incentive Plan (2001) (incorporated by reference to Exhibit 10.48 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2001).

         10.58 Pliant Corporation Management Incentive Plan (2002) (incorporated by reference to Exhibit 10.49 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2001).

         10.59 Pliant Corporation 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Pliant Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

         12.1* Statement re: computation of ratios of earning to fixed charges.

         21.1*         Subsidiaries of Pliant Corporation.

         99.1* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


      --------
      *        Filed with this report.