Form 10-Q
period 2003-03-31
PLIANT CORP
filed 2003-05-08
CIK 1049442

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    --------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________ to __________


                        Commission file number 333-40067


                               PLIANT CORPORATION
             (Exact name of registrant as specified in its charter)


             Utah                                           87-0496065
-------------------------------                 --------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

                         1475 Woodfield Road, Suite 700
                              Schaumburg, IL 60173
                                 (847) 969-3300
          (Address of principal executive offices and telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ___ No X

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On May 7, 2003, there were 576,878 outstanding shares of the registrant's Common Stock.

================================================================================

                       PLIANT CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                       PAGE
                                                                  --------------
PART I. FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

     CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31,
     2003 AND DECEMBER 31, 2002                                                3

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR
     THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002                            4

     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
     THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002                            5

     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS'
     DEFICIT FOR THE THREE MONTHS ENDED MARCH 31, 2003                         6

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL
     STATEMENTS                                                                7

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                               18

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
  ABOUT MARKET RISK                                                           24

  ITEM 4. CONTROLS AND PROCEDURES                                             24

PART II. OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS                                                   25


  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                           25

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
  HOLDERS                                                                     25

  ITEM 5. OTHER INFORMATION                                                   25

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                    26

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.  FINANCIAL STATEMENTS

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2003 AND DECEMBER 31, 2002 (DOLLARS IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                  March 31, 2003        December 31, 2002
                                                                                  --------------        -----------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                       $   4,479              $   1,635
     Receivables, net of allowances of $5,104 and $5,583, respectively                 134,919                119,023
     Inventories                                                                       103,766                 98,022
     Prepaid expenses and other                                                          4,803                  4,149
     Income taxes receivable                                                             1,227                  2,368
     Deferred income taxes                                                               8,425                  8,182
                                                                                     ---------              ---------
         Total current assets                                                          257,619                233,379

PLANT AND EQUIPMENT, net                                                               342,763                350,479
GOODWILL                                                                               204,052                203,997
INTANGIBLE ASSETS, net                                                                  26,361                 27,034
OTHER ASSETS                                                                            39,250                 38,314
                                                                                     ---------              ---------
TOTAL ASSETS                                                                         $ 870,045              $ 853,203
                                                                                     =========              =========
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Trade accounts payable                                                          $ 118,795              $ 113,988
     Accrued liabilities                                                                67,711                 58,877
     Current portion of long-term debt                                                  14,445                 14,745
                                                                                     ---------              ---------
         Total current liabilities                                                     200,951                187,610
LONG-TERM DEBT, net of current portion                                                 721,853                721,636
OTHER LIABILITIES                                                                       28,305                 26,977
DEFERRED INCOME TAXES                                                                   23,422                 23,836
                                                                                     ---------              ---------
         Total liabilities                                                             974,531                960,059
                                                                                     ---------              ---------
         Minority  Interest                                                                 46                    192
REDEEMABLE PREFERRED STOCK - 200,000 shares authorized, designated as Series A, no par value, with a redemption and liquidation value of $1,000 per share;
     140,973 shares outstanding at March 31, 2003 and 130,973 shares
     outstanding at December 31, 2002                                                  167,046                150,816
REDEEMABLE COMMON STOCK - no par value; 60,000 shares authorized;
     34,240 shares outstanding as of March 31, 2003 and December 31, 2002, net of related stockholders' notes receivable of $6,754 at March 31, 2003
     and December 31, 2002                                                              13,008                 13,008
                                                                                     ---------              ---------
                                                                                       180,054                163,824
                                                                                     ---------              ---------
STOCKHOLDERS' DEFICIT:
     Common stock - no par value; 10,000,000 shares authorized, 542,638 shares
         outstanding at March 31, 2003 and December 31, 2002                           103,376                103,376
     Warrants to purchase common stock                                                  39,133                 38,676
     Accumulated deficit                                                              (408,450)              (394,420)
     Stockholders' notes receivable                                                       (671)                  (660)
     Accumulated other comprehensive income (loss)                                     (17,974)               (17,844)
                                                                                     ---------              ---------
         Total stockholders' deficit                                                  (284,586)              (270,872)
                                                                                     ---------              ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                          $ 870,045              $ 853,203
                                                                                     =========              =========

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------


                                                    2003            2002
                                                 ----------      ---------
NET SALES                                         $ 240,511      $ 210,083

COST OF SALES                                       197,714        164,432
                                                  ---------      ---------
     Gross profit                                    42,797         45,651
                                                  ---------      ---------
OPERATING EXPENSES:
     Sales, General and Administrative               21,316         19,290
     Research and Development                         1,377          2,110
     Restructuring and Other Costs                    6,064          3,330
                                                  ---------      ---------
         Total operating expenses                    28,757         24,730
                                                  ---------      ---------
OPERATING INCOME                                     14,040         20,921

INTEREST EXPENSE                                    (19,856)       (16,855)

OTHER INCOME - Net                                      496            452
                                                  ---------      ---------
INCOME (LOSS) BEFORE INCOME TAXES                    (5,320)         4,518

INCOME TAX EXPENSE (BENEFIT)                          2,023          1,942
                                                  ---------      ---------
NET INCOME (LOSS)                                 $  (7,343)     $   2,576
                                                  =========      =========

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                       2003            2002
                                                                                    ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                              $  (7,343)      $   2,576
     Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
         Depreciation and amortization                                                 11,156          11,343
         Deferred income taxes                                                           (657)             88
         Change in provision for losses on accounts receivable
         Non-cash plant closing costs                                                   3,260               -
         Gain or loss on disposal of assets                                                96             (63)
         Changes in assets and liabilities:
              Receivables                                                             (15,896)         (9,100)
              Inventories                                                              (5,744)            180
              Prepaid expenses and other                                                 (654)           (207)
              Income taxes payable/receivable                                           1,141            (147)
              Other assets                                                              1,149              83
              Trade accounts payable                                                    4,807           5,369
              Accrued liabilities                                                       5,982             746
              Other liabilities                                                         1,329           1,081
              Other                                                                      (146)            (36)
                                                                                    ---------       ---------
                  Net cash (used in)/provided by operating activities                  (1,520)         11,913
                                                                                    ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures for plant and equipment                                      (3,622)        (10,475)
                                                                                    ---------       ---------
                  Net cash used in investing activities                                (3,622)        (10,475)
                                                                                    ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of preferred stock                                      9,988               -
     Change in stockholders' notes receivables                                              -             (34)
     Payment of financing fees                                                         (2,200)
     Principal payments on long-term debt                                             (10,000)         (5,761)
     Proceeds from revolving debt                                                       9,917           3,109
                                                                                    ---------       ---------
                  Net cash provided by (used in) financing activities                   7,705          (2,686)
                                                                                    ---------       ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
     AND CASH EQUIVALENTS                                                                 281             635
                                                                                    ---------       ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    2,844            (613)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD                                      1,635           4,818
                                                                                    ---------       ---------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD                                        $   4,479       $   4,205
                                                                                    =========       =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid (received) during the period for:
         Interest                                                                   $   6,401       $   8,968
         Income taxes                                                                   1,802             318
     Other non-cash disclosure:
         Preferred Stock dividends accrued but not paid                             $   6,321       $   5,581

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2003 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                       Accumulated
                                                          Warrants                    Stockholders'       Other
                                        Common Stock     To Purchase    Accumulated       Notes       Comprehensive
                                     Shares     Amount  Common Stock      Deficit      Receivable     Income (Loss)     Total
                                     -----------------  ------------    -----------   -------------   -------------  ----------
BALANCE, DECEMBER 31, 2002              543  $ 103,376   $  38,676       $ (394,420)      $ (660)       $ (17,844)   $ (270,872)

Net loss                                  -          -           -           (7,343)           -                -        (7,343)
Fair value change in interest rate
   Derivatives classified as cash         -          -           -                -            -              408           408
   Flow hedges

Preferred stock dividend and
    Accretion                             -          -           -           (6,687)           -                -        (6,687)

Issuance of warrants                                           457                                                          457

Amortization of discount on
    Stockholder's note receivable         -          -           -                -          (11)               -           (11)

Foreign currency translation
    Adjustment                            -          -           -                -            -             (538)         (538)
                                        ---  ---------    --------       ----------       ------        ---------    ----------
BALANCE, MARCH 31, 2003                 543  $ 103,376    $ 39,133       $ (408,450)      $ (671)       $ (17,974)   $ (284,586)
                                        ===  =========    ========       ==========       ======        =========    ==========


See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.    BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements have been prepared, without audit, in accordance with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. The information reflects all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows of Pliant Corporation and its subsidiaries ("Pliant", the "Company" or "we") as of the dates and for the periods presented. Results of operations for the period ended March 31, 2003 are not necessarily indicative of results of operations to be expected for the full fiscal year.

      Certain information in footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and the Company's Registration Statement on Form S-4 (File No. 333-86532). Certain reclassifications have been made to the condensed consolidated financial statements for the quarter ended March 31, 2002 for comparative purposes.

2.    INVENTORIES

      Inventories are valued at the lower of cost (using the first-in, first-out method) or market value. Inventories as of March 31, 2003 and December 31, 2002 consisted of the following (in thousands):


                                      March 31, 2003          December 31, 2002
                                     ----------------         -----------------
       Finished goods                    $  58,180                 $ 60,758
       Raw materials                        36,153                   28,045
       Work-in-process                       9,433                    9,219
                                         ---------                 --------
       Total                             $ 103,766                 $ 98,022
                                         =========                 ========

3.    RESTRUCTURING AND OTHER COSTS

      Restructuring and other costs include plant closing costs (including costs related to relocation of manufacturing equipment), office closing costs and other costs related to workforce reductions.

      The following table summarizes restructuring and other costs for the three months ended March 31 (in thousands):

                                                        2003              2002
                                                       -------          -------
              Plant closing costs:
                 Severance                             $   300          $   186
                 Relocation of production lines          1,294            1,484
                 Other plant closure costs               1,200              780
                                                       -------          -------
                                                         2,794            2,450
                                                       -------          -------

              Office closing and workforce
              reduction costs:
                 Severance                                  10              880
                 Leases                                  3,260                -
                                                       -------          -------
                                                         3,270              880
                                                       -------          -------
                                                       $ 6,064          $ 3,330
                                                       =======          =======

     The following table summarizes the roll-forward of the reserve from December 31, 2002 to March 31, 2003:

                                                  Accruals for the Quarter Ended March 31, 2003
                                              --------------------------------------------------
                              12/31/2002                                                                              3/31/2003
                         -------------------                                                                    -------------------
                                     Accrual Additional           Relocated           Other                                  Accrual
                        # Employees  Balance Employees  Severance Production  Leases  Plant    Total Payments   # Employees  Balance
                                                                   Lines            Closure
                                                                                     Costs
------------------------------------------------------------------------------------------------------------------------------------
Plant Closing Costs:
Merced                        54      $1,527                           $443            $516    $959   ($1,262)        54     $1,224
Shelbyville                   12        $327                 $92         $9            $208    $309     ($378)        12       $258
Toronto                       18        $124                $126                         $3    $129     ($161)        18        $92
Decora                       145      $1,727        20       $82       $842            $473  $1,397   ($1,947)       165     $1,177
                        ------------ ------- --------- --------- ----------          ------  ------  --------      -----    -------
                             229      $3,705        20      $300     $1,294   $   0  $1,200  $2,794   ($3,748)       249     $2,751
                        ------------ ------- --------- --------- ---------- -------- ------ -------  --------      -----    -------

Office Closing and Workforce Reduction Costs:
Leases                                $1,071                                 $3,260          $3,260     ($452)        --     $3,879
Severance                    111      $3,580         1      $ 10                             $   10   ($1,471)       112     $2,119
                         ------------ ------- -------- ---------                            ------- ---------      -----    -------
                             111      $4,651         1      $ 10     $    0  $3,260       0  $3,270   ($1,923)       112     $5,998
                         ----------   ------- -------- --------- ---------- ------- ------- -------  --------      -----    -------
         TOTAL               340      $8,356        21      $310     $1,294  $3,260  $1,200  $6,064   ($5,671)       361     $8,749
                         ============ ======= ======== ========= ========== ======= ======= =======  ========      =====    =======

All of the employee terminations have been completed as of March 31, 2003.

     Plant Closing Costs

     2003 accruals- During the first quarter of 2003, we continued to incur costs related to the closure of our facilities in Merced, California and Shelbyville, Indiana; production rationalizations in Toronto, Canada; and the relocation of certain lines from our Merced plant and Fort Edward plant to our other facilities.

     Office Closing and Workforce Reduction Costs

     2003 accruals - During the first quarter of 2003, we accrued the present value of future lease payments on two buildings that we do not currently occupy. In connection with the 2001 restructuring plan, we vacated and subleased these facilities in 2001. During the first quarter of 2003, the sublessees defaulted on the subleases.

4.   STOCK OPTION PLANS

     During the three months ended March 31, 2003, options to purchase 4,750 shares of our common stock were granted and options to purchase 487 shares of our common stock were cancelled in connection with employee terminations.

     We apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock-based compensation plans as they relate to employees and directors. We did not have compensation expense related to stock options for the three month periods ended March 31, 2003 and March 31, 2002. Had the compensation cost for all the outstanding options been determined in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," our net income (loss) for the quarters ended March 31, 2003 and 2002 would have been the following pro forma amounts (in thousands):

                                                      2003       2002
                                                    -------     ------

        As reported                                 $(7,343)    $2,576
        Pro forma stock compensation expense           (188)      (177)
                                                    -------     ------
        Pro forma                                   $(7,531)    $2,399
                                                    =======     ======
                                       8

5. INCOME TAXES

For the three months ended March 31, 2003, our income tax expense was $2.0 million, on pretax losses of $5.3 million as compared to an income tax expense of $1.9 million, or 43.0%, on pretax income of $4.5 million for three months ended March 31, 2002. The significant variance in the effective income tax rate is principally due to the increase in the valuation allowance which offset the United States tax benefit accrued for the 2003 net operating loss. In addition, income taxes are accrued for foreign operations since the pretax losses are principally related to operations in the United States. The effective rate for foreign income taxes is substantially higher than the effective rate for income taxes in the United States.

6. COMPREHENSIVE INCOME/(LOSS)

Other comprehensive income (loss) for the three months ended March 31, 2003 and 2002 were $7.5 million of losses and $5.4 million of income, respectively. The components of other comprehensive income/(loss) are net income, the change in cumulative unrealized losses on derivatives recorded in accordance with Statement of Financial Accounting Standards No. 133 and foreign currency translation.

7. AMENDMENT TO CREDIT FACILITIES AND ISSUANCE OF PREFERRED SHARES

Our credit facilities require us to maintain certain key financial ratios on a quarterly basis. These key ratios include a leverage ratio and an interest coverage ratio. Effective March 24, 2003, we entered into an amendment (the "Amendment") of our credit facilities to, among other things, permit us to issue up to $50 million of our common stock, qualified preferred stock, warrants to acquire our common stock or qualified preferred stock, or any combination of our common stock, qualified preferred stock or warrants, or other capital contributions with respect to our common stock or qualified preferred stock. The Amendment also adjusted certain financial covenants, including the leverage and interest coverage ratios. As a condition to the effectiveness of the Amendment, we agreed to issue 10,000 shares of our Series A preferred stock and warrants to purchase 43,962 shares of our common stock to J.P. Morgan Partners (BHCA), L.P. ("J.P. Morgan Partners"), and J.P. Morgan Partners agreed to purchase such shares and warrants for $10 million. We completed this sale on March 25, 2003. All of the proceeds of this sale were used to reduce our term debt. In addition, the Amendment allows us to issue an additional $40 million of equity securities between March 25, 2003 and March 31, 2005 in order to obtain cash to reduce the revolving borrowings and/or term borrowings under our credit facilities. J.P. Morgan Partners is required to purchase up to $25 million of such additional equity securities to the extent necessary to enable us to meet our leverage ratio or the target senior debt leverage ratio specified in the Amendment at the end of any calendar quarter or fiscal year ending on or before December 31, 2004. Any such additional issuance of Series A preferred stock to J.P. Morgan Partners will also include warrants to purchase 4.3962 shares of our common stock for every $1,000 face amount of preferred stock issued. Our obligations to issue and J.P. Morgan Partners' obligation to purchase such equity securities are set forth in a Securities Purchase Agreement dated as of March 25, 2003. Generally, if we are required to issue any portion of such $25 million of equity securities under the Amendment with respect to any fiscal quarter in 2003, we must use 50% of the net proceeds from the issuance of any such equity securities to reduce our revolving borrowings, and 50% to reduce our term borrowings. If we are required to issue any such equity securities under the Amendment with respect to any fiscal quarter in 2004, we must use 100% of the net proceeds to reduce our term borrowings. The issuance of the remaining $15 million of equity securities is voluntary on our part, and neither J.P. Morgan Partners nor any other person is required to purchase such equity securities. We incurred an amendment fee of $2.2 million in connection with the Amendment. We also incurred approximately $0.5 million of legal and administrative expenses in connection with negotiating the Amendment and the issuance of 10,000 shares of Series A preferred stock and related warrants.

8. OPERATING SEGMENTS

Operating segments are components of our business for which separate financial information is available that is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing performance. This information is reported on the basis that it is used internally for evaluating segment performance.

We have four operating segments: Pliant U.S., Pliant Flexible Packaging, Pliant International and Pliant Solutions. In previous reporting periods we had three operating segments. During the first quarter of 2003, we reorganized our old Pliant U.S. segment into two new separate segments, Pliant U.S. and Pliant Flexible Packaging. Segment information in this report with respect to 2002 has been restated for comparative purposes.

Sales and transfers between our segments are eliminated in consolidation. We evaluate the performance of our operating segments based on net sales (excluding intercompany sales) and segment profit. The segment profit reflects income before discontinued operations, extraordinary items, interest expense, income taxes, depreciation, amortization, restructuring costs and other non-cash charges and net adjustments for certain unusual items. Our reportable segments are managed separately with separate management teams, because each segment has differing products, customer requirements, technology and marketing strategies.

Segment profit and segment assets as of and for the periods ended March 31, 2003 and 2002 are presented in the following table (in thousands). Certain reclassifications have been made to the prior year amounts to be consistent with the 2003 presentation.

                                     Pliant   Pliant Flexible       Pliant         Pliant      Corporate/
                                      U.S.       Packaging       International    Solutions      Other         Total
                                    --------  ---------------    -------------    ---------    ----------    ---------
2003
Net sales to customers ...........  $151,929      $ 51,757        $ 28,036         $ 8,789       $     0      $240,511
Intersegment sales ...............     3,155           881           2,771               0        (6,807)            0
                                    --------      --------        --------         -------       -------      --------
Total net sales ..................   155,084        52,638          30,807           8,789        (6,807)      240,511
Depreciation and amortization ....     6,557         1,977           1,739             305           578        11,156
Interest expense .................        (2)           13             577               5        19,263        19,856
Segment profit ...................    26,761         7,675           2,880            (901)       (4,356)       32,059
Segment total assets .............   533,907       137,488          99,695          33,860        65,095       870,045
Capital expenditures .............     1,129           703           1,406               0           384         3,622

2002
Net sales to customers ...........  $132,963      $ 48,646        $ 28,474         $     0       $     0      $210,083
Intersegment sales ...............     3,945           682              76               0        (4,703)            0
                                    --------      --------        --------         -------       -------      --------
Total net sales ..................   136,908        49,328          28,550               0        (4,703)      210,083
Depreciation and amortization ....     4,627         2,004           1,561               0         3,151        11,343
Interest expense .................        (4)           36             591               0        16,232        16,855
Segment profit ...................    26,695         8,242           5,507               0        (4,443)       36,001
Segment total assets .............   557,034       142,834         108,977               0        52,283       861,128
Capital expenditures .............     6,698         1,965             670               0         1,142        10,475

The business operated by our Pliant Solutions segment was acquired in May 2002.

A reconciliation of the totals reported for the operating segments to the totals reported in the consolidated financial statements as of and for the three months ended March 31 is as follows (in thousands):

                                                         2003          2002
                                                       --------      --------
           Profit or Loss
           Total segment profit .....................  $ 32,059      $ 36,001
           Depreciation and amortization ............   (11,156)      (11,343)
           Restructuring and other costs ............    (6,064)       (3,330)
           Interest expense .........................   (19,856)      (16,855)

           Other expenses and adjustments for
           non-cash charges and certain adjustments
             defined by our credit agreement ........      (303)           45
                                                       --------      --------
             Income (loss)
               before taxes .........................  $ (5,320)     $  4,518
                                                       ========      ========

           Assets
           Total assets for reportable segments .....  $804,950      $808,845
           Other unallocated assets .................    65,095        52,283
                                                       --------      --------
           Total consolidated assets ................  $870,045      $861,128
                                                       ========      ========

In April 2003, we combined our Pliant U.S. and Pliant Solutions segments into a single segment. Therefore, beginning with the second quarter of 2003 our operating segments for financial reporting purposes will be Pliant U.S. (including our current Pliant Solutions segment), Pliant Flexible Packaging and Pliant International.

9. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The following condensed consolidating financial statements present, in separate columns, financial information for (i) Pliant Corporation (on a parent only basis) with its investment in its subsidiaries recorded under the equity method,
(ii) guarantor subsidiaries (as specified in the Indenture dated May 31, 2000 (the "2000 Indenture") relating to Pliant Corporation's $220 million senior subordinated notes due 2010 (the "2000 Notes") and the Indenture dated April 10, 2002 (the "2002 Indenture" and, together with the 2000 Indenture, the "Indentures") relating to Pliant's $100 million senior subordinated notes due 2010 (the "2002 Notes" and, together with the 2000 Notes, the "Notes") on a combined basis, with any investments in non-guarantor subsidiaries specified in the Indentures recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for Pliant Corporation and its subsidiaries on a consolidated basis, and (v) Pliant Corporation on a consolidated basis, in each case as of March 31, 2003 and December 31, 2002 and for the three months ended March 31, 2003 and 2002. The Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary and each guarantor subsidiary is wholly owned, directly or indirectly, by Pliant Corporation. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to Pliant Corporation except from our Alliant joint venture. Alliant is a joint venture between us and Supreme Plastics Ltd., a company based in the United Kingdom. We own a fifty-percent interest in Alliant. The limited liability company agreement governing the joint venture prohibits distributions to the members of the joint venture before July 27, 2004, other than annual distributions sufficient to pay taxes imposed upon the members as a result of the attribution to the members of income of the joint venture. The condensed consolidating financial statements are presented herein, rather than separate financial statements for each of the guarantor subsidiaries, because management believes that separate financial statements relating to the guarantor subsidiaries are not material to investors.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2003 (IN THOUSANDS) (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------


                                                             Pliant          Combined      Combined                    Consolidated
                                                          Corporation       Guarantor    Non-Guarantor                    Pliant
                                                         (Parent Only)     Subsidiaries  Subsidiaries    Eliminations   Corporation
                                                         -------------     ------------  -------------   ------------   -----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                 $   3,206         $   431     $     842        $      -      $   4,479
  Receivables -- net                                           95,865          15,462        23,592               -        134,919
  Inventories                                                  71,192          19,393        13,181               -        103,766
  Prepaid expenses and other                                    2,767           1,532           504               -          4,803
  Income taxes receivable                                         565               4           658               -          1,227
  Deferred income taxes                                         8,003           1,522        (1,100)              -          8,425
                                                            ---------         -------     ---------        --------      ---------
    Total current assets                                      181,598          38,344        37,677               -        257,619
PLANT AND EQUIPMENT -- Net                                    276,303          18,815        47,645               -        342,763
INTANGIBLE ASSETS -- Net                                      215,421               -        14,992               -        230,413
INVESTMENT IN SUBSIDIARIES                                     53,635               -             -         (53,635)             -
OTHER ASSETS                                                   35,730               -         3,520               -         39,250
                                                            ---------         -------     ---------        --------      ---------
TOTAL ASSETS                                                $ 762,687         $57,159     $ 103,834        $(53,635)     $ 870,045
                                                            =========         =======     =========        ========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Current portion of long-term debt                         $  13,817         $     -     $     628        $      -      $  14,445
  Trade accounts payable                                       87,568           9,766        21,461               -        118,795
  Accrued liabilities                                          57,817           4,950         4,944               -         67,711
  Due to (from) affiliates                                    (36,357)         21,491        14,866               -              -
                                                            ---------         -------     ---------        --------      ---------
    Total current liabilities                                 122,845          36,207        41,899               -        200,951
LONG-TERM DEBT -- Net of current portion                      698,318               -        23,535               -        721,853
OTHER LIABILITIES                                              26,306               -         1,999               -         28,305
DEFERRED INCOME TAXES                                          19,750           1,751         1,921               -         23,422
                                                            ---------         -------     ---------        --------      ---------
    Total liabilities                                         867,219          37,958        69,354               -        974,531
                                                            ---------         -------     ---------        --------      ---------
MINORITY INTEREST                                                   -               -            46               -             46
REDEEMABLE STOCK:
  Preferred Stock                                             167,046               -             -               -        167,046
  Common Stock                                                 13,008               -             -               -         13,008
                                                            ---------         -------     ---------        --------      ---------
REDEEMABLE STOCK                                              180,054               -             -               -        180,054
                                                            ---------         -------     ---------        --------      ---------
STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock                                                103,376               -         9,650          (9,650)       103,376
  Additional paid-in capital                                        -          14,020        19,590         (33,610)             -
  Warrants                                                     39,133               -             -               -         39,133
  Retained earnings accumulated (deficit)                    (408,450)          5,192        15,427         (20,619)      (408,450)
  Stockholders' note receivable                                  (671)              -             -               -           (671)
  Accumulated other comprehensive loss                        (17,974)            (11)      (10,233)         10,244        (17,974)
                                                            ---------         -------     ---------        --------      ---------
    Total stockholders' equity (deficit)                     (284,586)         19,201        34,434         (53,635)      (284,586)
                                                            ---------         -------     ---------        --------      ---------

                                                            =========         =======     =========        ========      =========
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)        $ 762,687         $57,159     $ 103,834        $(53,635)     $ 870,045
                                                            =========         =======     =========        ========      =========

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2002 (IN THOUSANDS) (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------


                                                   Pliant                                                       Consolidated
                                                Corporation       Combined       Combined                          Pliant
                                                Parent Only      Guarantors    Non-Guarantors  Eliminations     Corporation
                                                -----------      ----------    --------------  ------------     ------------
Assets
Current assets:
  Cash and cash equivalents .................    $       -         $     -        $  1,635       $      -        $   1,635
  Receivables ...............................       82,421          13,444          23,158              -          119,023
  Inventories ...............................       71,586          15,832          10,604              -           98,022
  Prepaid expenses and other ................        2,842             899             408              -            4,149
  Income taxes receivable ...................        1,145               4           1,219              -            2,368
  Deferred income taxes .....................        6,909           1,522            (249)             -            8,182
                                                 ---------         -------        --------       --------        ---------
    Total current assets ....................      164,903          31,701          36,775              -          233,379
Plant and equipment, net ....................      283,638          17,919          48,922              -          350,479
Goodwill ....................................      189,106               -          14,891              -          203,997
Intangible assets, net ......................       26,964               -              70              -           27,034
Investment in subsidiaries ..................       52,813               -               -        (52,813)               -
Other assets ................................       34,871              17           3,426              -           38,314
                                                 ---------         -------        --------       --------        ---------
Total assets ................................    $ 752,295         $49,637        $104,084       $(52,813)       $ 853,203
                                                 =========         =======        ========       ========        =========

Liabilities and stockholders'
  equity (deficit)
Current liabilities:
Trade accounts payable ......................    $  83,918         $ 8,675        $ 21,395       $      -        $ 113,988
Accrued liabilities .........................       48,091           4,818           5,968              -           58,877
Current portion of long-term debt ...........       14,117               -             628              -           14,745

Due to (from) affiliates ....................      (28,373)         15,316          13,057              -                -
                                                 ---------         -------        --------       --------        ---------
Total current liabilities ...................      117,753          28,809          41,048              -          187,610
Long-term debt, net of current portion ......      697,472               -          24,164              -          721,636
Other liabilities ...........................       25,101               -           1,876              -           26,977
Deferred income taxes .......................       19,017           1,751           3,068              -           23,836
                                                 ---------         -------        --------       --------        ---------
    Total liabilities .......................      859,343          30,560          70,156              -          960,059
                                                 ---------         -------        --------       --------        ---------
Minority interest ...........................            -               -             192              -              192

Redeemable stock:
  Preferred stock ...........................      150,816               -               -              -          150,816
  Common stock ..............................       13,008               -               -              -           13,008
                                                 ---------         -------        --------       --------        ---------
Total redeemable stock ......................      163,824               -               -              -          163,824
                                                 ---------         -------        --------       --------        ---------

Stockholders' (deficit):
  Common stock ..............................      103,376          14,020          29,240        (43,260)         103,376
  Warrants to purchase common stock .........       38,676               -               -              -           38,676
  Retained earnings (deficit) ...............     (394,420)          5,067          14,489        (19,556)        (394,420)
  Stockholders' notes receivable ............         (660)              -               -              -             (660)
  Accumulated other comprehensive loss ......      (17,844)            (10)         (9,993)        10,003          (17,844)
                                                 ---------         -------        --------       --------        ---------
    Total stockholders' (deficit) ...........     (270,872)         19,077          33,736        (52,813)        (270,872)
                                                 ---------         -------        --------       --------        ---------
Total liabilities and stockholders' (deficit)    $ 752,295         $49,637        $104,084       $(52,813)       $ 853,203
                                                 =========         =======        ========       ========        =========

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE THREE MONTHS ENDED MARCH 31, 2003 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------

                                                      Pliant        Combined       Combined                   Consolidated
                                                    Corporation     Guarantor    Non-Guarantor                   Pliant
                                                   (Parent Only)  Subsidiaries    Subsidiaries  Eliminations  Corporation
                                                   -------------  ------------   -------------  ------------  ------------

SALES, Net                                           $190,855        $19,885          $36,578      $(6,807)      $240,511
COST OF SALES                                         155,514         17,691           31,316       (6,807)       197,714
                                                     --------        -------          -------      -------       --------
GROSS PROFIT                                           35,341          2,194            5,262            -         42,797
OPERATING EXPENSES                                     23,561          2,028            3,168            -         28,757
                                                     --------        -------          -------      -------       --------
OPERATING INCOME                                       11,780            166            2,094            -         14,040
INTEREST EXPENSE                                      (19,269)            (5)            (582)           -        (19,856)
EQUITY IN EARNINGS OF SUBSIDIARIES                      1,063              -                -       (1,063)             -
OTHER INCOME (EXPENSE), Net                              (129)           (36)             661            -            496
                                                     --------        -------          -------      -------       --------
INCOME (LOSS) BEFORE INCOME TAXES                      (6,555)           125            2,173       (1,063)        (5,320)
INCOME TAX PROVISION (BENEFIT)                            788              -            1,235            -          2,023
                                                     --------        -------          -------      -------       --------
NET INCOME (LOSS)                                    $ (7,343)       $   125          $   938      $(1,063)      $ (7,343)
                                                     --------        -------          -------      -------       --------

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE THREE MONTHS ENDED MARCH 31, 2002 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------


                                                       Pliant       Combined       Combined                   Consolidated
                                                    Corporation     Guarantor    Non-Guarantor                   Pliant
                                                   (Parent Only)  Subsidiaries    Subsidiaries  Eliminations  Corporation
                                                   -------------  ------------   -------------  ------------  ------------
SALES, Net                                            $170,037      $10,739        $34,010        $(4,703)       $210,083
COST OF SALES                                          133,264        9,502         26,369         (4,703)        164,432
                                                      --------     --------        -------        -------        --------
GROSS PROFIT                                            36,773        1,237          7,641              -          45,651
OPERATING EXPENSES                                      21,266           84          3,380              -          24,730
                                                      --------     --------        -------        -------        --------
OPERATING INCOME                                        15,507        1,153          4,261              -          20,921
INTEREST EXPENSE                                       (16,237)           -           (618)             -         (16,855)
EQUITY IN EARNINGS OF SUBSIDIARIES                       3,748            -              -         (3,748)              -
OTHER INCOME (EXPENSE), Net                                 14            3            435              -             452
                                                      --------     --------        -------       --------        --------
INCOME (LOSS) BEFORE INCOME TAXES                        3,032        1,156          4,078         (3,748)          4,518
INCOME TAX PROVISION (BENEFIT)                             456            -          1,486              -           1,942
                                                      --------     --------        -------        -------        --------
NET INCOME (LOSS)                                     $  2,576      $ 1,156        $ 2,592        $(3,748)       $  2,576
                                                      --------     --------        -------        -------        --------

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------------

                                                    Pliant          Combined        Combined                        Consolidated
                                                 Corporation       Guarantor      Non-Guarantor                        Pliant
                                                 (Parent Only)    Subsidiaries    Subsidiaries     Eliminations     Corporation
                                                 -------------    ------------    -------------    ------------     ------------
CASH FLOWS PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                           $      (4,225)   $      2,024    $         681               -     $     (1,520)
                                                 -------------    ------------    -------------    ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Asset transfers                                            -               -                -               -                -
  Capital expenditures for plant and equipment          (1,333)           (374)          (1,915)              -           (3,622)
                                                 -------------    ------------    -------------    ------------     ------------
    Net cash used in investing activities               (1,333)           (374)          (1,915)              -           (3,622)
                                                 -------------    ------------    -------------    ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of preferred stock          9,988               -                -               -            9,988
  Payment of financing fees                             (2,200)              -                -               -           (2,200)
  Principal payments on long-term debt, net                546               -             (629)              -              (83)
                                                 -------------    ------------    -------------    ------------     ------------
    Net cash used in financing  activities               8,334               -             (629)              -            7,705
                                                 -------------    ------------    -------------    ------------     ------------

EFFECT OF EXCHANGE RATE CHANGES
  ON CASH AND CASH EQUIVALENTS                             430          (1,219)           1,070               -              281
                                                 -------------    ------------    -------------    ------------     ------------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                   3,206             431             (793)              -            2,844

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF THE PERIOD                                    -               -            1,635               -            1,635
                                                 -------------    ------------    -------------    ------------     ------------

CASH AND CASH EQUIVALENTS AT
  END OF THE PERIOD                              $       3,206    $        431    $         842    $          -     $      4,479
                                                 =============    ============    =============    ============     ============

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 (IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------------

                                                    Pliant          Combined        Combined                        Consolidated
                                                 Corporation       Guarantor      Non-Guarantor                        Pliant
                                                 (Parent Only)    Subsidiaries    Subsidiaries     Eliminations     Corporation
                                                 -------------    ------------    -------------    ------------     ------------
CASH FLOWS PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                           $      14,991    $     (3,745)   $         667               -     $     11,913
                                                 -------------    ------------    -------------    ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Asset transfers                                       (4,805)          4,805                -               -                -
  Capital expenditures for plant and equipment          (8,442)         (1,328)            (705)              -          (10,475)
                                                 -------------    ------------    -------------    ------------     ------------
    Net cash provided by investing activities          (13,247)          3,477             (705)              -          (10,475)
                                                 -------------    ------------    -------------    ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock
    and net change in related stockholders'
    notes receivables                                      (34)              -                -               -              (34)
  Principal payments on long-term debt                  (1,652)              -           (1,000)              -           (2,652)
                                                 -------------    ------------    -------------    ------------     ------------
    Net cash used in financing Activities               (1,686)              -           (1,000)              -           (2,686)
                                                 -------------    ------------    -------------    ------------     ------------

EFFECT OF EXCHANGE RATE CHANGES
  ON CASH AND CASH EQUIVALENTS                             (58)            266              427               -              635
                                                 -------------    ------------    -------------    ------------     ------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                       -              (2)            (611)              -             (613)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF THE PERIOD                                    -             967            3,851               -            4,818
                                                 -------------    ------------    -------------    ------------     ------------

CASH AND CASH EQUIVALENTS AT
  END OF THE PERIOD                              $           -    $        965    $       3,240    $          -     $      4,205
                                                 =============    ============    =============    ============     ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2002 (the "2002 10-K") and our Registration Statement on Form S-4 (file No. 333-86532). This section contains certain forward-looking statements within the meaning of federal securities laws that involve risks and uncertainties, including statements regarding our plans, objectives, goals, strategies and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under "Cautionary Statement for Forward-Looking Information" below and elsewhere in this report.

General

We generate our revenues, earnings and cash flows from the sale of film and flexible packaging products throughout the world. We manufacture these products at 26 facilities located in the United States, Australia, Brazil, Canada, Germany and Mexico. Our sales have grown primarily as a result of strategic acquisitions made over the past several years, increased levels of production at acquired facilities, return on capital expenditures and the overall growth in the markets for film and flexible packaging products.

Results of Operations

The following table sets forth net sales, operating expenses, and operating income, and such amounts as a percentage of net sales, for the three months ended March 31, 2003 and 2002 (dollars in millions).

                                       Three Months Ended March 31,
                                          2003               2002
                                     --------------     --------------
                                              % of               % of
                                        $     Sales        $     Sales
                                     ------   -----     ------   -----
Net sales                            $240.5   100.0%    $210.1   100.0%
Cost of sales                         197.7    82.2      164.4    78.3
                                     ------   -----     ------   -----

Gross profit                           42.8    17.8       45.7    21.7

Operating expenses before
restructuring and other costs          22.7     9.5       21.4    10.2
Restructuring and other costs           6.1     2.5        3.3     1.6
                                     ------   -----     ------   -----
Total operating expenses               28.8    12.0       24.7    11.8
                                     ------   -----     ------   -----
Operating income                     $ 14.0     5.8%    $ 21.0     9.9%
                                     ------   -----     ------   -----

Three Months Ended March 31, 2003 Compared with the Three Months Ended March 31, 2002

Net Sales

Net sales increased by $30.4 million, or 14.5%, to $240.5 million for the first quarter of 2003 from $210.1 million for the three months ended March 31, 2002. The increase was primarily due to a 4.7% increase in sales volume and a 9.5% increase in our average selling price resulting primarily from increases in our raw material costs. See "Operating Segment Review" below for a detailed discussion of sales volumes and selling prices by segment and division.

Gross Profit

Gross profit decreased by $2.9 million, or 6.3%, to $42.8 million for the first quarter of 2003, from $45.7 million for the three months ended March 31, 2002. This decrease was primarily due to lower margins, partially offset by the effect of higher sales volumes. See "Operating Segment Review" below for a detailed discussion of the margin variances by segment.

Total Operating Expenses before Restructuring and Other Costs

Total operating expenses before restructuring and other costs increased $1.3 million, or 6.1%, to $22.7 million for the first quarter of 2003 from $21.4 million for the first quarter of 2002. This increase was principally due to the selling, general and administrative expenses of the Pliant Solutions segment, which was created from the acquisition of the assets of Decora Industries, Inc. and its operating subsidiary in May 2002.

Restructuring and Other Costs

Restructuring and other costs increased by $2.8 million to $6.1 million for the first quarter of 2003 from $3.3 million for the three months ended March 31, 2002. The costs for the first quarter of 2003 included an accrual for the present value of future lease payments on two buildings that we do not currently occupy, the exit costs related to the closure of our Merced facility and costs of moving production lines to our Toronto plant, costs related to the transition of production from the Fort Edward plant to our plant in Mexico and exit costs related to the closure of our Shelbyville plant. The costs for the first quarter of 2002 included costs of relocating production lines from the plants acquired and closed as a result of the acquisition of Uniplast Holdings, Inc.

Operating Income

Operating income decreased by $7.0 million, or 33.3%, to $14.0 million for the three months ended March 31, 2003 from $21.0 million for the three months ended March 31, 2002, due to the factors discussed above.

Interest Expense

Interest expense increased by $3.0 million, or 17.8%, to $19.9 million for the three months ended March 31, 2003 from $16.9 million for the three months ended March 31, 2002. This increase was principally due to the higher interest costs resulting from the issuance of an additional $100 million of senior subordinated debt in April 2002.

Other Income

Other income was $0.5 million for the three months ended March 31, 2003, which was comparable to the amount of other income for the three months ended March 31, 2002.

Income Tax Expense (Benefit)

Income tax expense for the three months ended March 31, 2003 was $2.0 million on pretax losses of $5.3 million as compared to $1.9 million on pretax income of $4.5 million for the same period in 2002. See Note 5 to the condensed consolidated financial statements included elsewhere in this report for a discussion of the change in the effective income tax rate.

Operating Segment Review

General

Operating segments are components of our business for which separate financial information is available that is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing performance. We evaluate the performance of our operating segments based on net sales (excluding intercompany sales) and segment profit. The segment profit reflects income before discontinued operations, extraordinary items, interest expense, income taxes, depreciation, amortization, restructuring and other costs and other non-cash charges and net adjustments for certain unusual items. For more information on our operating segments, including a reconciliation of segment profit to income before taxes, see Note 8 to the consolidated financial statements included elsewhere in this report.

In our Annual Report on Form 10-K for the year ended December 31, 2002 we had three reporting segments: Pliant U.S., Pliant International and Pliant Solutions. During the first quarter of 2003, we reorganized our operations under four operating segments: Pliant U.S., Pliant Flexible Packaging, Pliant International and Pliant Solutions. Segment information below with respect to 2002 has been restated for comparative purposes.

In April 2003, we combined our Pliant U.S. and Pliant Solutions segments into a single segment. Therefore, beginning with the second quarter of 2003 our operating segments for financial reporting purposes will be Pliant U.S. (including our current Pliant Solutions segment), Pliant Flexible Packaging and Pliant International.

     Summary of segment information (in millions of dollars):

                                              Pliant                              Unallocated
                                 Pliant      Flexible       Pliant      Pliant     Corporate
                                  U.S.      Packaging    International Solutions    Expenses    Total
                                 -----      ---------    ------------- ---------    --------    -----
Quarter ended March 31, 2003
----------------------------
Net sales                       $ 151.9     $ 51.8           $ 28.0     $  8.8       $    -    $ 240.5
                                -------     ------           ------     ------       ------    -------
Segment profit                  $  26.8     $  7.7           $  2.9     $ (0.9)      $ (4.4)   $  32.1
                                -------     ------           ------     ------       ------    -------

Quarter ended March 31, 2002
----------------------------
Net sales                       $ 132.9     $ 48.7           $ 28.5          -       $    -    $ 210.1
                                -------     ------           ------     ------       ------    -------
Segment profit                  $  26.7     $  8.2           $  5.5          -       $ (4.4)   $  36.0
                                -------     ------           ------     ------       ------    -------

Three Months Ended March 31, 2003 Compared with the Three Months Ended March 31, 2002

Pliant U.S.

Net sales. The net sales of our Pliant U.S. segment increased $19.0 million, or 14.3%, to $151.9 million for the first quarter of 2003 from $132.9 million for the first quarter of 2002. This increase was primarily due to a 5.1% increase in our sales volumes, and an increase in our average selling prices of 7.6 cents per pound, or 8.7%. The increase in sales volumes is discussed for each Pliant U.S. division below, and the increase in our average selling prices is discussed under "Segment profit," below.

Net sales in our Industrial Films division increased $11.1 million, or 30.6%, to $47.4 million for the first quarter of 2003 from $36.3 million for the first quarter of 2002. This increase was principally due to an increase in sales volumes of 7.0 million pounds, or 13%, and an increase in our average selling prices of 10.5 cents per pound, or 15.6%. The increase in sales volume was primarily the result of incremental sales from new stretch film production lines at our Lewisburg plant and an increase in demand in this market during the first quarter of 2003. Net sales in our Specialty Films division increased $6.8 million, or 16.5%, to $48.1 million for the first quarter of 2003 from $41.3 million for the first quarter of 2002. This increase was principally due to an increase in our sales volume of 4.7 million pounds, or 12.1%, and an increase in our average selling prices of 4.1 cents per pound, or 3.9%. The increase in sales volume was primarily the result of incremental sales from a new film line at our Washington, Georgia plant. Net sales in our Converter Films division increased $1.1 million, or 1.9%, to $56.4 million for the first quarter of 2003 from $55.3 million for the first quarter of 2002. This increase was principally due to an increase in our average selling prices of 8.4 cents per pound, or 9.1%, partially offset by the effect of lower sales volumes, which decreased 6.6%. The sales volumes decreased primarily as a result of the slowdown in the economy.

Segment profit. The Pliant U.S. segment profit was $26.8 million for the first quarter of 2003 as compared to $26.7 million for the first quarter of 2002. The increases in sales volumes discussed above were offset by lower gross margins. The decrease in gross margins was principally due to the fact that the higher selling prices discussed above were not sufficient to offset the increase in raw material prices. Our raw material costs for this segment increased 10.5 cents per pound, or 27.5%, for the first quarter of 2003 as compared to the first quarter of 2002.

Pliant Flexible Packaging
-------------------------

Net sales. The net sales of our Pliant Flexible Packaging segment increased $3.1 million, or 6.4%, to $51.8 million for the first quarter of 2003 from $48.7 million for the first quarter of 2002. This increase was principally due to an increase in our sales volumes of 3.3%, primarily due to incremental sales from a new printing press and a new extrusion line, and an increase in our average selling prices of 4.4 cents per pound, or 3.0%.

Segment profit. The Pliant Flexible Packaging segment profit decreased $0.5 million, or 6.1%, to $7.7 million for the first quarter of 2003 from $8.2 million for the first quarter of 2002. This decrease in segment profit was primarily due to a decrease in gross margins, which was partially offset by the effect of higher sales volumes discussed above. The decrease in gross margins was principally due to the fact that the higher selling prices discussed above were not sufficient to offset the increase in raw material prices. Our raw material costs for this segment increased 10.9 cents per pound, or 20.2%, for the first quarter of 2003 as compared to the first quarter of 2002.

Pliant International
--------------------

Net sales. The net sales of our Pliant International segment decreased $0.5 million, or 1.8%, to $28.0 million for the first quarter of 2003 from $28.5 million for the first quarter of 2002. This decrease was principally due to a 7.1% decrease in our sales volume, partially offset by an increase in our average selling prices of 5.4 cents per pound, or 6.0%. Among other factors, our sales volumes were adversely affected by a reduction in sales of personal care films sold in Latin America.

Segment profit. The Pliant International segment profit decreased $2.6 million, to $2.9 million for the first quarter of 2003 from $5.5 million for the first quarter of 2002. The decrease was due principally to the decrease in sales volume and lower gross margins. The decrease in gross margins was principally due to the fact that the higher selling prices discussed above were not sufficient to offset the increase in raw material prices. Our raw material costs for this segment increased 9.9 cents per pound, for the first quarter of 2003 as compared to the first quarter of 2002.

Pliant Solutions
----------------

Our Pliant Solutions segment was created following the Decora acquisition in May 2002. Therefore, a discussion of results of operations for this segment as compared to the first quarter of 2002 is not presented.

Pliant Solutions had net sales of $8.8 million and a segment loss of $0.9 million for the first quarter of 2003.

Unallocated Corporate Expenses
------------------------------

Unallocated corporate expenses remained unchanged at $4.4 million for the three months ended March 31, 2003 and 2002.

Liquidity and Capital Resources

Net Cash Used in Operating Activities

Net cash used in operating activities was $1.5 million for the three months ended March 31, 2003, a decrease of $13.4 million, as compared to net cash provided by operations of $11.9 million for the same period in 2002. This decrease was largely due to changes in working capital items, including increases in accounts receivable and inventory. Accounts receivable increased due to significantly higher sales volume in March 2003 and increases in selling prices for our products. Inventory increased principally due to the price increase for raw materials.

Net Cash Used in Investing Activities

Net cash used in investing activities was $3.6 million for the three months ended March 31, 2003, as compared to $10.5 million for the same period in 2002, in each case for capital expenditures. Capital expenditures for the first quarter of 2003 were principally for ongoing maintenance. Capital expenditures in the first quarter of 2002 were primarily for expansion projects as well as ongoing maintenance costs.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $7.7 million for the three months ended March 31, 2003, as compared to net cash used in financing activities of $2.7 million for the three months ended March 31, 2002. The activity for the first quarter of 2003 includes the net proceeds from the issuance of $10 million of Series A preferred stock and warrants and the use of these proceeds to repay term debt. In addition, we paid $2.2 million in financing fees for a related amendment to our credit facilities and the issuance of the Series A preferred stock and warrants. The activity for both periods also includes scheduled principal payments on our term loans and borrowings and repayments under our revolving credit facility.

Liquidity

As of March 31, 2003, we had approximately $56.7 million of working capital. As of March 31, 2003, we had approximately $54.5 million available for borrowings under our $100.0 million revolving credit facility, with outstanding borrowings of approximately $38.9 million and approximately $6.6 million of letters of credit issued under our revolving credit facility. Our outstanding borrowings under our revolving credit facility fluctuate significantly during each quarter as a result of the timing of payments for raw materials, capital and interest, as well as the timing of customer collections. The outstanding balance of our revolving credit facility had a peak balance of $81.2 million during the quarter ended March 31, 2003.

As of March 31, 2003, we had approximately $4.5 million in cash and cash equivalents. A portion of this amount was held by our foreign subsidiaries. Repatriation tax rates may limit our ability to access cash and cash equivalents generated by our foreign operations for use in our U.S. operations, including to pay principal and interest on outstanding borrowings.

We expect that our total capital expenditures will be approximately $20 million to $30 million in each of 2003 and 2004. These expenditures will consist primarily of ongoing maintenance capital expenditures.

The following table sets forth our total contractual cash obligations as of March 31, 2003 (in thousands):

                                                                            Payments Due by Period
                                                               -----------------------------------------------
                                                               Less than                              After 5
     Contractual Cash Obligations                   Total      1 year       1-3 years    4-5 years    years
                                                    --------   ---------    ---------    ---------    --------
Long-term debt (including capital lease
 obligations)                                       $736,298    $14,445      $ 93,953     $177,337    $450,563
Operating leases                                      66,971     11,259        23,146       17,404      15,162
                                                     167,046          -             -            -     167,046
Redeemable preferred stock                          --------    -------      --------     --------    --------
Total contractual cash obligations                  $970,315    $25,704      $117,099     $194,741    $632,771
                                                    --------    -------      --------     --------    --------

The credit facilities and the indentures relating to our outstanding senior subordinated notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell our assets and engage in certain other activities. In addition, the credit facilities require us to maintain certain financial ratios.

Effective March 24, 2003, we entered into an amendment (the "Amendment") of our credit facilities to, among other things, permit us to issue up to $50 million of our common stock, qualified preferred stock, warrants to acquire our common stock or qualified preferred stock, or any combination of our common stock, qualified preferred stock or warrants, or other capital contributions with respect to our common stock or qualified preferred stock. The Amendment also adjusted certain financial covenants, including the leverage and interest coverage ratios. As a condition to the effectiveness of the Amendment, we agreed to issue 10,000 shares of our Series A preferred stock and warrants to purchase 43,962 shares of our common stock to J.P. Morgan Partners (BHCA), L.P. ("J.P. Morgan Partners"), and J.P. Morgan Partners agreed to purchase such shares and warrants for $10 million. We completed this sale on March 25, 2003. All of the proceeds of this sale were used to reduce our term debt. In addition, the Amendment allows us to issue an additional $40 million of equity securities between March 25, 2003 and March 31, 2005 in order to obtain cash to reduce the revolving borrowings and/or term borrowings under our credit facilities. J.P. Morgan Partners is required to purchase up to $25 million of such additional equity securities to the extent necessary to enable us to meet our leverage ratio or the target senior debt leverage ratio specified in the Amendment at the end of any calendar quarter or fiscal year ending on or before December 31, 2004. Any such additional issuance of Series A preferred stock to J.P. Morgan Partners will also include warrants to purchase 4.3962 shares of our common stock for every $1,000 face amount of preferred stock issued. Our obligations to issue, and J.P. Morgan Partners' obligation to purchase such equity securities are set forth in a Securities Purchase Agreement dated as of March 25, 2003. Generally, if we are required to issue any portion of such $25 million of equity securities under the Amendment with respect to any fiscal quarter in 2003, we must use 50% of the net proceeds from the issuance of any such equity securities to reduce our revolving borrowings, and 50% to reduce our term borrowings. If we are required to issue any such equity securities under the Amendment with respect to any fiscal quarter in 2004, we must use 100% of the net proceeds to reduce our term borrowings. The issuance of the remaining $15 million of equity securities is voluntary on our part, and neither J.P. Morgan Partners nor any other person is required to purchase such equity securities. We incurred an amendment fee of $2.2 million in connection with the Amendment. We also incurred approximately $0.5 million of legal and administrative expenses in connection with negotiating the Amendment and the issuance of 10,000 shares of Series A preferred stock and related warrants.

The interest expense and scheduled principal payments on our borrowings affect our future liquidity requirements. We expect that cash flows from operating activities and available borrowings under our $100 million revolving credit facility and other available financing sources will provide sufficient cash flow to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements. As discussed above, we have a commitment from J.P. Morgan Partners to purchase up to an additional $25 million of equity securities if necessary to maintain our financial covenants under our credit facilities. However, any proceeds from the issuance of any such equity securities must be used to repay amounts outstanding under our credit facilities as described above.

Cautionary Statement for Forward-Looking Information


Certain information set forth in this report contains"forward-looking statements" within the meaning of federal securities laws. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends, and other information that is not historical information. When used in this report, the words "estimates," "expects," "anticipates," "forecasts," "plans," "intends," "believes" and variations of such words or similar expressions are intended to identify forward-looking statements. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by us or on our behalf, are also expressly qualified by these cautionary statements.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. These risks include, but are not limited to: general economic and business conditions, particularly an economic downturn; industry trends; increases in our leverage; interest rate increases; changes in our ownership structure; raw material costs and availability, particularly resin; competition; the loss of any of our significant customers; changes in the demand for our products; new technologies; changes in distribution channels or competitive conditions in the markets or countries in which we operate; costs of integrating any future acquisitions; loss of our intellectual property rights; foreign currency fluctuations and devaluations and political instability in our foreign markets; changes in our business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; and increases in the cost of compliance with laws and regulations, including environmental laws and regulations. Each of these risks and certain other uncertainties are discussed in more detail in the 2002 10-K and in our Registration Statement on Form S-4 (file no. 333-86532), as amended, filed with the Securities and Exchange Commission. There may be other factors, including those discussed elsewhere in this report that may cause our actual results to differ materially from the forward-looking statements. Any forward-looking statements should be considered in light of these factors.

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

ITEM 4.CONTROLS AND PROCEDURES

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

                           PART II.OTHER INFORMATION
                           -------------------------

ITEM 1. LEGAL PROCEEDINGS

On February 26, 2003, former employees of our Fort Edward, New York manufacturing facility, which we acquired as part of the Decora acquisition, named us as defendants in a complaint filed in the Supreme Court of the State of New York, County of Washington (Index No. 4417E). We received service of this complaint on April 2, 2003. The complaint alleges claims against us for conspiracy to defraud and breach of contract arising out of our court-approved purchase of the assets of Decora Industries, Inc. and Decora, Incorporated. Plaintiffs' complaint seeks compensatory and punitive damages and a declaratory judgment nullifying severance agreements for lack of consideration and economic duress. We intend to resist the plaintiffs' claims vigorously. We do not believe this proceeding will have a material adverse affect on our financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On March 25, 2003, we issued 10,000 shares of our Series A preferred stock and warrants to purchase 43,962 shares of our common stock to J.P. Morgan Partners
(BHCA), L.P. for $10 million. All of the proceeds of this sale were used to reduce our term debt. The warrants are exercisable at any time prior to May 31, 2011 at an exercise price of $0.01 per share. Each warrant entitles the holder to purchase 4.3962 shares of common stocks. We believe that the issuance of the shares of Series A preferred stock and the warrants to purchase shares of our common stock was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof or Regulation D thereunder because this issuance did not involve a public offering or sale. No underwriters, brokers or finders were involved in this transaction.

During the three months ended March 31, 2003, we issued options to purchase up to 4,750 shares of our common stock to two employees in exchange for services. We issued these options under our 2000 Stock Incentive Plan at an exercise price of $483.13 per share. These options vest in increments upon the achievement of performance targets as of the end of any calendar quarter during the option term. Any options that remain unvested will vest in full on December 31, 2009 if the option holder is still our employee on this date. These options expire ten years from the date of grant. We believe that the issuance of the options was exempt from the registration requirements of the Securities Act pursuant to
Section 4(2) thereof or Regulation D thereunder because this issuance did not involve a public offering or sale. No underwriters, brokers or finders were involved in this transaction.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 14, 2003, not less than sixty percent (60%) of the holders of our outstanding Series A preferred stock and a majority of the holders of our outstanding common stock approved, by written consent, an amendment to Article III of our Third Amended and Restated Articles of Incorporation. This amendment, which was effective March 25, 2003, increased the number of shares of our Series A preferred stock from 132,000 shares to 167,000 shares.

ITEM 5. OTHER INFORMATION

Ronald A. Artzer left his position as Senior Vice President and President, Pliant Solutions Corporation on April 21, 2003. Mr. Artzer joined Pliant in May 2002 following Pliant's acquisition of Decora Industries, Inc. and Decora Incorporated.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   The following exhibits are filed with this report.

99.1  Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

99.2  Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

(b) During the quarter ended March 31, 2003, we filed two Current Reports on Form 8-K. On March 17, 2003, we filed a report on Form 8-K to report that our shareholders had approved an amendment to our articles of incorporation increasing the number of shares of our Series A preferred stock from 132,000 shares to 167,000 shares. On March 25, 2003, we filed a report on Form 8-K to report that we had entered into an amendment to our credit facilities that, among other things, adjusted certain financial covenants and allows us to issue $40 million of additional equity securities, of which J.P. Morgan Partners (BHCA), L.P. is obligated to purchase up to $25 million under certain circumstances.

      Subsequent to the end of the quarter, on April 2, 2003, we filed a report on Form 8-K to report the scheduling of our earnings conference call and to provide certain information required by Regulation G.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     PLIANT CORPORATION


                                     /s/ BRIAN E. JOHNSON
                                     --------------------------
                                     BRIAN E. JOHNSON
                                     Executive Vice President and
                                     Chief Financial Officer
                                     (Authorized Signatory and
                                     Principal Financial and Accounting Officer)



Date: May 7, 2003

                                 CERTIFICATION
                                 -------------

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

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 7, 2003

                                    /s/ Jack E. Knott
                                    --------------------------------------------
                                    Jack E. Knott
                                    Chief Executive Officer

                                  CERTIFICATION
                                  -------------

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

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 7, 2003

                                                    /s/ Brian E. Johnson
                                                    ----------------------------
                                                    Brian E. Johnson
                                                    Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibits

    99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.