Form 10-Q
period 2003-06-30
PLIANT CORP
filed 2003-08-12
CIK 1049442

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes  ☐      No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On August 12, 2003, there were 576,878 outstanding shares of the registrant’s Common Stock.

PLIANT CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2003 AND DECEMBER 31, 2002 (DOLLARS IN THOUSANDS)

	(Unaudited) June 30, 2003	(Audited) December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,117	$1,635
Receivables, net of allowances of $4,528 and $5,583, respectively	129,752	119,023
Inventories	110,054	98,022
Prepaid expenses and other	4,016	4,149
Income taxes receivable	1,256	2,368
Deferred income taxes	8,286	8,182

Total current assets	258,481	233,379
PLANT AND EQUIPMENT, net	340,351	350,479
GOODWILL	203,956	203,997
INTANGIBLE ASSETS, net	25,435	27,034
OTHER ASSETS	42,112	38,314

TOTAL ASSETS	$870,335	$853,203

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Trade accounts payable	$100,916	$113,988
Accrued liabilities	52,206	58,877
Current portion of long-term debt	351	14,745

Total current liabilities	153,473	187,610
LONG-TERM DEBT, net of current portion	782,208	721,636
OTHER LIABILITIES	28,788	26,977
DEFERRED INCOME TAXES	24,981	23,836

Total liabilities	989,450	960,059

Minority Interest	—	192
REDEEMABLE PREFERRED STOCK – 200,000 shares authorized, designated as Series A, no par value, with a redemption and liquidation value of $1,000 per share; 140,973 shares outstanding at June 30, 2003 and 130,973 shares outstanding at December 31, 2002	173,553	150,816
REDEEMABLE COMMON STOCK – no par value; 60,000 shares authorized; 34,240 shares outstanding as of June 30, 2003 and December 31, 2002, net of related stockholders’ notes receivable of $6,754 at June 30, 2003 and December 31, 2002	13,008	13,008

	186,561	163,824

STOCKHOLDERS’ DEFICIT:
Common stock – no par value; 10,000,000 shares authorized, 542,638 shares outstanding at June 30, 2003 and December 31, 2002	103,376	103,376
Warrants to purchase common stock	39,133	38,676
Accumulated deficit	(434,326)	(394,420)
Stockholders’ notes receivable	(660)	(660)
Accumulated other comprehensive income (loss)	(13,199)	(17,844)

Total stockholders’ deficit	(305,676)	(270,872)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$870,335	$853,203

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002 (IN THOUSANDS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
NET SALES	$226,573	$217,580	$467,084	$427,663
COST OF SALES	190,332	175,948	388,046	340,380

Gross profit	36,241	41,632	79,038	87,283

OPERATING EXPENSES:
Sales, general, and administrative	22,257	20,725	43,573	40,015
Research and development	1,380	2,268	2,757	4,378
Restructuring and other costs	2,543	2,879	8,607	6,209

Total operating expenses	26,180	25,872	54,937	50,602

OPERATING INCOME	10,061	15,760	24,101	36,681
INTEREST EXPENSE	(27,382)	(19,090)	(47,238)	(35,945)
OTHER INCOME—Net	1,263	527	1,759	979

INCOME (LOSS) BEFORE INCOME TAXES	(16,058)	(2,803)	(21,378)	1,715
INCOME TAX EXPENSE (BENEFIT)	2,843	(86)	4,866	1,856

NET LOSS	$(18,901)	$(2,717)	$(26,244)	$(141)

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002 (IN THOUSANDS) (UNAUDITED)

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(26,244)	$(141)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	24,538	22,917
Amortization/write-off of deferred financing costs	7,648	1,391
Deferred income taxes	1,041	(1,555)
Provision for losses on accounts receivable	331	90
Non-cash plant closing costs	3,260	—
Gain or loss on disposal of assets	148	(72)
Changes in assets and liabilities:
Receivables	(11,060)	(2,763)
Inventories	(12,032)	(12,900)
Prepaid expenses and other	133	2,225
Income taxes payable/receivable	1,112	905
Intangible and other assets	(1,697)	(3,311)
Trade accounts payable	(13,072)	9,846
Accrued liabilities	(8,894)	1,992
Other liabilities	1,811	2,630
Other	(192)	(606)

Net cash (used in) / provided by operating activities	(33,169)	20,648

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for plant and equipment	(10,722)	(21,966)
Purchase of Decora net of cash	—	(20,578)

Net cash used in investing activities	(10,722)	(42,544)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of preferred stock and warrants	9,532	—
Proceeds from issuance of senior subordinated debt	250,000	103,750
Change in stockholders’ notes receivables	—	47
Payment of financing fees	(9,734)	(5,109)
Borrowing under revolver	48,206	30,262
Repayment of term debt and revolver	(252,028)	(100,498)

Net cash provided by (used in) financing activities	45,976	28,452

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,397	707

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,482	7,263
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	1,635	4,818

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$5,117	$12,081

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$36,902	$31,140
Income taxes	2,841	1,692
Other non-cash disclosure:
Preferred Stock dividends accrued but not paid	$12,864	$11,281

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2003 (IN THOUSANDS) (UNAUDITED)

	Common Stock		Warrants To Purchase	Accumulated	Stockholders’ Notes	Accumulated Other Comprehensive
	Shares	Amount	Common Stock	Deficit	Receivable	Income (Loss)	Total
BALANCE, DECEMBER 31, 2002	543	$103,376	$38,676	$(394,420)	$(660)	$(17,844)	$(270,872)
Net loss	—	—	—	(26,244)	—	—	(26,244)
Fair value change in interest rate Derivatives classified as cash Flow hedges	—	—	—	—	—	1,037	1,037
Preferred stock dividend and Accretion	—	—	—	(13,662)	—	—	(13,662)
Issuance of warrants			457				457
Foreign currency translation Adjustment	—	—	—	—	—	3,608	3,608

BALANCE, JUNE 30, 2003	543	$103,376	$39,133	$(434,326)	$(660)	$(13,199)	$(305,676)

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared, without audit, in accordance with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. The information reflects all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows of Pliant Corporation and its subsidiaries (“Pliant,” the “Company” or “we”) as of the dates and for the periods presented. Results of operations for the period ended June 30, 2003 are not necessarily indicative of results of operations to be expected for the full fiscal year.

Certain information in footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and the Company’s Registration Statement on Form S-1 (File No. 333-106432). Certain reclassifications have been made to the condensed consolidated financial statements for the quarter and six months ended June 30, 2002 for comparative purposes.

2.	INVENTORIES

Inventories are valued at the lower of cost (using the first-in, first-out method) or market value. Inventories as of June 30, 2003 and December 31, 2002 consisted of the following (in thousands):

	June 30, 2003	December 31, 2002
Finished goods	$65,853	$60,758
Raw materials	32,134	28,045
Work-in-process	12,067	9,219

Total	$110,054	$98,022

3.	RESTRUCTURING AND OTHER COSTS

Restructuring and other costs include plant closing costs (including costs related to relocation of manufacturing equipment), office closing costs and other costs related to workforce reductions.

The following table summarizes restructuring and other costs for the three and six month periods ended June 30 (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Plant closing costs:
Severance	$(192)	$49	$108	$235
Relocation of production lines	962	511	2,256	1,995
Leases	—	—	1,903	—
Other plant closure costs	1,226	89	2,426	869

	1,996	649	6,693	3,099

Office closing and workforce reduction costs:
Severance	$547	$1,880	$557	$2,760
Leases	—	—	1,357	—
Other office closure costs	—	350	—	350

	547	2,230	1,914	3,110

	$2,543	$2,879	$8,607	$6,209

The following table summarizes the roll-forward of the reserve from December 31, 2002 to June 30, 2003:

	12/31/2002		Accruals for the Six Months Ended June 30, 2003						Payments	6/30/2003
	# Employees Terminated	Accrual Balance	Additional Employees	Severance	Relocated Production Lines	Leases	Other Plant Closure Costs	Total		# Employees Terminated	Accrual Balance
Plant Closing Costs:
Merced	54	$1,527	—	$—	$725	$—	$533	$1,258	$(2,168)	54	$617
Shelbyville	12	327	(4)	(48)	87	—	403	442	(731)	8	38
Toronto	18	124	(14)	28	111	—	3	142	(266)	4	—
Decora	145	1,727	20	128	103	—	2,717	2,948	(3,977)	165	698
Leases	—	641	—	—	—	1,903	—	1,903	(269)	—	2,275

	229	$4,346	2	$108	$1,026	$1,903	$3,656	$6,693	$(7,411)	231	$3,628

Office Closing and Workforce Reduction Costs:
Leases	—	$430	—	$—	$—	$1,357	$—	$1,357	$(382)	—	$1,405
Severance	111	3,580	2	557	—	—	—	557	(2,720)	113	1,417

	111	$4,010	2	$557	$—	$1,357	$—	$1,914	$(3,102)	113	$2,822

TOTAL	340	$8,356	4	$665	$1,026	$3,260	$3,656	$8,607	$(10,513)	344	$6,450

During the second quarter of 2003, we reviewed our exit plans in Shelbyville and Toronto and were able to retain several employees in other capacities. We therefore reduced the amount of the severance accrual for these retained employees.

Plant Closing Costs

2003 accruals—During the first six months of 2003, we continued to incur costs related to the closure of our facilities in Merced, California and Shelbyville, Indiana; production rationalizations in Toronto, Canada; and the relocation of certain lines from our Merced plant and Fort Edward plant to our other facilities. In addition, we incurred expenses for consolidating our two plants in Mexico to one plant.

Office Closing and Workforce Reduction Costs

2003 accruals—During the first quarter of 2003, we accrued the present value of future lease payments on two buildings that we do not currently occupy. In connection with the 2001 restructuring plan, we vacated and subleased these facilities in 2001. During the first quarter of 2003, the sublessees defaulted on the subleases.

4.	STOCK OPTION PLANS

During the six months ended June 30, 2003, options to purchase 250 shares of our common stock were granted and options to purchase 2,550 shares of our common stock were cancelled in connection with employee terminations.

We apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock-based compensation plans as they relate to employees and directors. We did not have compensation expense related to stock options for the three and six month periods ended June 30, 2003 and 2002. Had the compensation cost for all the outstanding options been determined in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,”

our net income (loss) for the three and six month periods ended June 30, 2003 and 2002 would have been the following pro forma amounts (in thousands):

	Three Months ended June 30		Six Months ended June 30
	2003	2002	2003	2002
As reported	$(16,058)	$(2,803)	$(21,378)	$1,715
Pro forma stock compensation expense	(188)	(177)	(376)	(354)

Pro forma	$(16,246)	$(2,980)	$(21,754)	$1,361

5.	INCOME TAXES

For the three months ended June 30, 2003, income tax expense was $2.8 million, or 17.5% of our pretax loss of $16.0 million, as compared to an income tax benefit of $0.1 million or 3.6% of loss before income taxes of $2.8 million for the three months ended June 30, 2002. For the six months ended June 30, 2003, our income tax expense was $4.9 million, or (22.9%), on pretax losses of $21.4 million as compared to an income tax expense of $1.9 million, or 108.2% on pretax income of $1.7 million for the six months ended June 30, 2002. The significant variance in the effective income tax rate is principally due to the increase in the valuation allowance which offset the United States tax benefit accrued for the 2003 net operating loss. In addition, income taxes are accrued for foreign operations since the pretax losses are principally related to the operations in the United States. The effective rate for foreign income taxes is substantially higher than the effective rate for income taxes in the United States.

6.	COMPREHENSIVE INCOME/(LOSS)

Other comprehensive losses for the six months ended June 30, 2003 and 2002 were $21.6 million and $3.3 million, respectively. Other comprehensive losses for the three months ended June 30, 2003 and 2002 were $14.1 million and $8.7 million, respectively. The components of other comprehensive income/(loss) are net income, the change in cumulative unrealized losses on derivatives recorded in accordance with Statement of Financial Accounting Standards No. 133 and foreign currency translation.

7.	AMENDMENT TO CREDIT FACILITIES, ISSUANCE OF PREFERRED SHARES AND ISSUANCE OF SENIOR SECURED NOTES

Our credit facilities require us to maintain certain key financial ratios on a quarterly basis. These key ratios include a leverage ratio and an interest coverage ratio. Effective March 24, 2003, we entered into an amendment (the “Amendment”) of our credit facilities to, among other things, permit us to issue up to $50 million of our common stock, qualified preferred stock, warrants to acquire our common stock or qualified preferred stock, or any combination of our common stock, qualified preferred stock or warrants, or other capital contributions with respect to our common stock or qualified preferred stock. The Amendment also adjusted certain financial covenants, including the leverage and interest coverage ratios. As a condition to the effectiveness of the Amendment, we agreed to issue 10,000 shares of our Series A preferred stock and warrants to purchase 43,962 shares of our common stock to J.P. Morgan Partners (BHCA), L.P. (“J.P. Morgan Partners”), and J.P. Morgan Partners agreed to purchase such shares and warrants for $10 million. We completed this sale on March 25, 2003. All of the proceeds of this sale were used to reduce our term debt. In addition, the Amendment allows us to issue an additional $40 million of equity securities between March 25, 2003 and March 31, 2005 in order to obtain cash to reduce the revolving borrowings and/or term borrowings under our credit facilities. J.P. Morgan Partners is required to purchase up to $25 million of such additional equity securities to the extent necessary to enable us to meet our leverage ratio or the target senior debt leverage ratio specified in the Amendment at the end of any calendar quarter or fiscal year ending on or before December 31, 2004. Any such additional issuance of Series A preferred stock to J.P. Morgan Partners will also include warrants to purchase 4.3962 shares of our common stock for every $1,000 face amount of preferred stock issued. Our obligations to issue and J.P. Morgan Partners’ obligation to purchase such equity securities are set forth in a Securities Purchase Agreement dated as of March 25, 2003. Generally, if we are required to issue any portion of such $25 million of equity securities under the Amendment with respect to any fiscal quarter in 2003, we must use 50% of the net proceeds from the issuance of any such equity securities to reduce our revolving borrowings, and 50% to reduce our term borrowings. If we are required to issue any such equity securities under the Amendment with respect to any fiscal quarter in 2004, we must use 100% of the net proceeds to reduce our term borrowings. The issuance of the remaining $15 million of equity securities is voluntary on our part, and neither

J.P. Morgan Partners nor any other person is required to purchase such equity securities. We incurred an amendment fee of $2.2 million in connection with the Amendment. We also incurred approximately $0.5 million of legal and administrative expenses in connection with negotiating the Amendment and the issuance of 10,000 shares of Series A preferred stock and related warrants.

On May 22, 2003, we entered into an additional amendment to our credit facilities, which permitted us to issue $250 million of senior secured notes, as described below, and, among other things:

•	required the prepayment of revolving loans with the net proceeds received from the issuance of the senior secured notes until $75.0 million (or, if less, all) of the revolving loans were paid;

•	required the prepayment of the tranche A term loans in an amount equal to 50% of the portion of such net proceeds not applied to the revolving loans and the prepayment of the tranche B term loans in an amount equal to 50% of the portion of such net proceeds not applied to the revolving loans (subject to the right of the tranche B term lenders to reject such prepayment, to the extent tranche A term loans remain, in which case such rejected prepayments were instead applied to the tranche A term loans); (A) with respect to the tranche A term loans, first, in direct order of maturities to reduce scheduled repayments of such loans through 2004, second, to reduce scheduled repayments of such loans ratably for 2005, and third, with the balance of such portion, if any, to reduce the remaining scheduled repayments of such loans ratably; and (B) with respect to the tranche B term loans, to reduce the remaining scheduled repayments of such loans ratably;

•	added Uniplast Holdings Inc. and its United States subsidiaries as borrowers under our credit facilities for up to $9.4 million of loans;

•	adjusted the terms pursuant to which J.P. Morgan Partners is required to purchase up to $25 million of additional equity securities to the extent necessary to enable us to meet certain leverage ratios;

•	added a new financial covenant based on the ratio of indebtedness under the credit facilities and certain qualified receivables financings to consolidated EBITDA; and

•	adjusted certain financial and negative covenants, including the leverage and interest coverage ratios.

On May 30, 2003, we prepaid a total of $75.0 million of our revolving loans and $165 million of our term loans with the proceeds from the issuance of the 2003 Notes. Proposed tranche B payments of $22.8 million were rejected by tranche B lenders and applied to tranche A term loans. Accordingly, a total of $105.3 million was applied to tranche A term loans and $59.7 million was applied to tranche B term loans.

We are required to make annual mandatory prepayments of the term loans under our credit facilities within 90 days following the end of each year in an amount equal to the amount by which 100% of excess cash flow for such year (or 50% of excess cash flow if our leverage ratio at the end of such year is less than or equal to 4.0 to 1.0) exceeds the aggregate amount of voluntary prepayments made since the last excess cash flow payment, subject to certain adjustments. In addition, the term loan facilities are subject to mandatory prepayments in an amount equal to (a) 100% of the net cash proceeds of equity and debt issuances by us or any of our restricted subsidiaries, and (b) 100% of the net cash proceeds of asset sales or other dispositions of property by us or any of our restricted subsidiaries, in each case subject to certain exceptions.

On May 30, 2003, we completed the sale of $250 million aggregate principal amount of 11 1/8% Senior Secured Notes Due 2009 (the “2003 Notes”). The net proceeds from the sale of the 2003 Notes were used to repay borrowings under our credit facilities in accordance with the amendment to our credit facilities, described above. The 2003 Notes rank equally with our existing and future senior debt and rank senior to our existing and future subordinated indebtedness. The 2003 Notes are secured, on a second-priority lien basis, by a substantial portion of our assets. Due to this second-priority status, the 2003 Notes effectively rank junior to (1) our obligations under our credit facilities and any other existing and future obligations secured by a first-priority lien on the collateral securing the 2003 Notes to the extent of the value of such collateral, and (2) our obligations under our credit facilities and any other existing and future obligations that are secured by a lien on assets that are not part of the collateral securing the 2003 Notes, to the extent of the value of such assets. The 2003 Notes are guaranteed by some of our subsidiaries.

Prior to June 1, 2007, we may, on one or more occasions, redeem up to a maximum of 35% of the original aggregate principal amount of the 2003 Notes with the net cash proceeds of one or more equity offerings by us at a redemption price equal to 111.125% of the principal amount thereof, plus accrued and unpaid interest. Otherwise, we may not redeem the Notes prior to June 1, 2007. On or after that date, we may redeem some or all of the 2003 Notes at the following redemption prices (expressed as a percentage of principal amount), plus accrued and unpaid interest: 105.563% if redeemed prior to June 1, 2008; 102.781% if redeemed prior to June 1, 2009; and 100% if redeemed on or after June 1, 2009.

8.	OPERATING SEGMENTS

Operating segments are components of our business for which separate financial information is available that is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing performance. This information is reported on the basis that it is used internally for evaluating segment performance.

We have four operating segments: Pliant U.S., Pliant Flexible Packaging, Pliant International and Pliant Solutions. At December 31, 2002 we had three operating segments. During the first quarter of 2003, we reorganized our old Pliant U.S. segment into two new separate segments, Pliant U.S. and Pliant Flexible Packaging. Segment information in this report with respect to 2002 has been restated for comparative purposes.

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

Segment profit and segment assets as of and for the periods ended June 30, 2003 and 2002 are presented in the following table (in thousands). Certain reclassifications have been made to the prior year amounts to be consistent with the 2003 presentation.

Three Months Ended June 30	Pliant U.S.	Pliant Flexible Packaging	Pliant International	Pliant Solutions	Corporate/ Other	Total
2003
Net sales to customers	$136,609	$53,566	$27,655	$8,743	$0	$226,573
Intersegment sales	3,083	1,121	4,584	0	(8,788)	0

Total net sales	139,692	54,687	32,239	8,743	(8,788)	226,573
Depreciation and amortization	7,960	2,010	1,810	416	1,186	13,382
Interest expense	(3)	19	638	6	26,722	27,382
Segment profit	21,851	7,740	3,446	(744)	(5,242)	27,051
Capital expenditures	2,371	3,440	882	0	407	7,100

2002
Net sales to customers	$134,138	$49,613	$27,341	$6,488	$0	$217,580
Intersegment sales	5,119	1,378	61	0	(6,558)	0

Total net sales	139,257	50,991	27,402	6,488	(6,558)	217,580
Depreciation and amortization	4,523	2,044	1,581	285	3,141	11,574
Interest expense	(4)	16	513	0	18,565	19,090
Segment profit	23,115	7,098	4,320	562	(4,393)	30,702
Capital expenditures	5,562	3,316	1,190	99	1,324	11,491

Six Months Ended June 30
2003
Net sales to customers	$288,538	$105,323	$55,691	$17,532	$0	$467,084
Intersegment sales	6,238	2,002	7,355	0	(15,595)	0

Total net sales	294,776	107,325	63,046	17,532	(15,595)	467,084
Depreciation and amortization	14,517	3,987	3,549	721	1,764	24,538
Interest expense	(5)	32	1,215	11	45,985	47,238
Segment profit	48,612	15,415	6,326	(1,645)	(9,598)	59,110
Segment total assets	503,805	156,104	104,237	36,852	69,337	870,335
Capital expenditures	3,500	4,143	2,288	0	791	10,722

2002
Net sales to customers	$267,101	$98,259	$55,815	$6,488	$0	$427,663
Intersegment sales	9,064	2,060	137	0	(11,261)	0

Total net sales	276,165	100,319	55,952	6,488	(11,261)	427,663
Depreciation and amortization	9,150	4,048	3,142	285	6,292	22,917
Interest expense	(8)	52	1,104	0	34,797	35,945
Segment profit	49,810	15,340	9,827	562	(8,836)	66,703
Segment total assets	537,060	161,888	108,684	28,610	65,599	901,841
Capital expenditures	12,260	5,281	1,860	99	2,466	21,966

The business operated by our Pliant Solutions segment was acquired in May 2002.

A reconciliation of the totals reported for the operating segments to the totals reported in the consolidated financial statements as of and for the periods ended June 30 is as follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Profit or Loss Total segment profit	$27,051	$30,702	$59,110	$66,703
Depreciation and amortization	(13,382)	(11,574)	(24,538)	(22,917)
Restructuring and other costs	(2,543)	(2,879)	(8,607)	(6,209)
Interest expense	(27,382)	(19,090)	(47,238)	(35,945)

Other expenses and adjustments for non-cash charges and certain adjustments defined by our credit agreement	198	38	(105)	83

Income (loss) before taxes	$(16,058)	$(2,803)	$(21,378)	$1,715

Assets Total assets for reportable segments			$800,998	$836,242
Other unallocated assets			69,337	65,599

Total consolidated assets			$870,335	$901,841

9.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The following condensed consolidating financial statements present, in separate columns, financial information for (i) Pliant Corporation (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries (as specified in the Indenture dated May 31, 2000 (the “2000 Indenture”) relating to Pliant Corporation’s $220 million senior subordinated notes due 2010 (the “2000 Notes”), the Indenture dated April 10, 2002 (the “2002 Indenture”) relating to Pliant’s $100 million senior subordinated notes due 2010 (the “2002 Notes”), and the Indenture dated May 30, 2003 (the “2003 Indenture” and together with the 2000 Indenture and the 2002 Indenture, the “Indentures”) relating to Pliant’s $250 million senior secured notes due 2009 (the “2003 Notes” and together with the 2000 Notes and the 2002 Notes, the “Notes”) on a combined basis, with any investments in non-guarantor subsidiaries specified in the Indentures recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for Pliant Corporation and its subsidiaries on a consolidated basis, and (v) Pliant Corporation on a consolidated basis, in each case as of June 30, 2003 and December 31, 2002 and for the six months ended June 30, 2003 and 2002. The Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary and each guarantor subsidiary is wholly owned, directly or indirectly, by Pliant Corporation. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to Pliant Corporation except from our Alliant joint venture. Alliant is a joint venture between us and Supreme Plastics Ltd., a company based in the United Kingdom. We own a fifty-percent interest in Alliant. The limited liability company agreement governing the joint venture prohibits distributions to the members of the joint venture before July 27, 2004, other than annual distributions sufficient to pay taxes imposed upon the members as a result of the attribution to the members of income of the joint venture. The condensed consolidating financial statements are presented herein, rather than separate financial statements for each of the guarantor subsidiaries, because management believes that separate financial statements relating to the guarantor subsidiaries are not material to investors.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2003 (IN THOUSANDS) (UNAUDITED)

	Pliant Corporation (Parent Only)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated Pliant Corporation
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,606	$—	$1,511	$—	$5,117
Receivables—net	91,395	14,565	23,792	—	129,752
Inventories Prepaid expenses and other	72,091 2,228	23,988 918	13,975 870	— —	110,054 4,016
Income taxes receivable	632	—	624	—	1,256
Deferred income taxes	9,661	—	(1,375)	—	8,286

Total current assets	179,613	39,471	39,397	—	258,481
PLANT AND EQUIPMENT—Net	271,424	18,673	50,254	—	340,351
INTANGIBLE ASSETS—Net	214,334	—	15,057	—	229,391
INVESTMENT IN SUBSIDIARIES	54,172	—	—	(54,172)	—
OTHER ASSETS	37,839	—	4,273	—	42,112

TOTAL ASSETS	$757,382	$58,144	$108,981	$(54,172)	$870,335

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term debt	$188	$—	$163	$—	$351
Trade accounts payable	75,940	8,046	16,930	—	100,916
Accrued liabilities	41,878	4,241	6,087	—	52,206
Due to (from) affiliates	(47,463)	26,461	21,002	—	—

Total current liabilities	70,543	38,748	44,182	—	153,473
LONG-TERM DEBT—Net of current portion	758,208	—	24,000	—	782,208
OTHER LIABILITIES	26,624	—	2,164	—	28,788
DEFERRED INCOME TAXES	21,122	2,392	1,467	—	24,981

Total liabilities	876,497	41,140	71,813	—	989,450

MINORITY INTEREST	—	—	—	—	—
REDEEMABLE STOCK:
Preferred Stock	173,553	—	—	—	173,553
Common Stock	13,008	—	—	—	13,008

REDEEMABLE STOCK	186,561	—	—	—	186,561

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock	103,376	—	9,650	(9,650)	103,376
Additional paid-in capital	—	14,020	19,590	(33,610)	—
Warrants	39,133	—	—	—	39,133
Retained earnings accumulated (deficit)	(434,326)	2,995	14,171	(17,166)	(434,326)
Stockholders’ note receivable	(660)	—	—	—	(660)
Accumulated other comprehensive loss	(13,199)	(11)	(6,243)	6,254	(13,199)

Total stockholders’ equity (deficit)	(305,676)	17,004	37,168	(54,172)	(305,676)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$757,382	$58,144	$108,981	$(54,172)	$870,335

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2002 (IN THOUSANDS) (UNAUDITED)

	Pliant Corporation Parent Only	Combined Guarantors	Combined Non-Guarantors	Eliminations	Consolidated Pliant Corporation
Assets
Current assets:
Cash and cash equivalents	$—	$—	$1,635	$—	$1,635
Receivables	82,421	13,444	23,158	—	119,023
Inventories	71,586	15,832	10,604	—	98,022
Prepaid expenses and other	2,842	899	408	—	4,149
Income taxes receivable	1,145	4	1,219	—	2,368
Deferred income taxes	6,909	1,522	(249)	—	8,182

Total current assets	164,903	31,701	36,775	—	233,379
Plant and equipment, net	283,638	17,919	48,922	—	350,479
Goodwill	189,106	—	14,891	—	203,997
Intangible assets, net	26,964	—	70	—	27,034
Investment in subsidiaries	52,813	—	—	(52,813)	—
Other assets	34,871	17	3,426	—	38,314

Total assets	$752,295	$49,637	$104,084	$(52,813)	$853,203

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Trade accounts payable	$83,918	$8,675	$21,395	$—	$113,988
Accrued liabilities	48,091	4,818	5,968	—	58,877
Current portion of long-term debt	14,117	—	628	—	14,745
Due to (from) affiliates	(28,373)	15,316	13,057	—	—

Total current liabilities	117,753	28,809	41,048	—	187,610
Long-term debt, net of current portion	697,472	—	24,164	—	721,636
Other liabilities	25,101	—	1,876	—	26,977
Deferred income taxes	19,017	1,751	3,068	—	23,836

Total liabilities	859,343	30,560	70,156	—	960,059

Minority interest	—	—	192	—	192
Redeemable stock:
Preferred stock	150,816	—	—	—	150,816
Common stock	13,008	—	—	—	13,008

Total redeemable stock	163,824	—	—	—	163,824

Stockholders’ (deficit):
Common stock	103,376	14,020	29,240	(43,260)	103,376
Warrants to purchase common stock	38,676	—	—	—	38,676
Retained earnings (deficit)	(394,420)	5,067	14,489	(19,556)	(394,420)
Stockholders’ notes receivable	(660)	—	—	—	(660)
Accumulated other comprehensive loss	(17,844)	(10)	(9,993)	10,003	(17,844)

Total stockholders’ (deficit)	(270,872)	19,077	33,736	(52,813)	(270,872)

Total liabilities and stockholders’ (deficit)	$752,295	$49,637	$104,084	$(52,813)	$853,203

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING INCOME STATEMENT

FOR THE SIX MONTHS ENDED JUNE 30, 2003 (IN THOUSANDS) (UNAUDITED)

	Pliant Corporation (Parent Only)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated Pliant Corporation
SALES, Net	$365,677	$40,552	$76,450	$(15,595)	$467,084
COST OF SALES	300,835	36,209	66,597	(15,595)	388,046

GROSS PROFIT	64,842	4,343	9,853	—	79,038
OPERATING EXPENSES	45,533	3,390	6,014	—	54,937

OPERATING INCOME	19,309	953	3,839	—	24,101
INTEREST EXPENSE	(45,996)	(11)	(1,231)	—	(47,238)
EQUITY IN EARNINGS OF SUBSIDIARIES	109	—	—	(109)	—
OTHER INCOME (EXPENSE), Net	38	132	1,589	—	1,759

INCOME (LOSS) BEFORE INCOME TAXES	(26,540)	1,074	4,197	(109)	(21,378)
INCOME TAX PROVISION (BENEFIT)	(296)	3,146	2,016	—	4,866

NET INCOME (LOSS)	$(26,244)	$(2,072)	$2,181	$(109)	$(26,244)

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING INCOME STATEMENT

FOR THE SIX MONTHS ENDED JUNE 30, 2002 (IN THOUSANDS) (UNAUDITED)

	Pliant Corporation (Parent Only)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated Pliant Corporation
SALES, Net	$341,746	$29,235	$67,943	$(11,261)	$427,663
COST OF SALES	273,082	24,576	53,983	(11,261)	340,380

GROSS PROFIT	68,664	4,659	13,960	—	87,283
OPERATING EXPENSES	43,123	1,329	6,150	—	50,602

OPERATING INCOME	25,541	3,330	7,810	—	36,681
INTEREST EXPENSE	(34,808)	—	(1,137)	—	(35,945)
EQUITY IN EARNINGS OF SUBSIDIARIES	8,550	—	—	(8,550)	—
OTHER INCOME (EXPENSE), Net	(561)	(5)	1,545	—	979

INCOME (LOSS) BEFORE INCOME TAXES	(1,278)	3,325	8,218	(8,550)	1,715
INCOME TAX PROVISION (BENEFIT)	(1,137)	—	2,993	—	1,856

NET INCOME (LOSS)	$(141)	$3,325	$5,225	$(8,550)	$(141)

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2003 (IN THOUSANDS) (UNAUDITED)

	Pliant Corporation (Parent Only)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated Pliant Corporation
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(40,494)	$2,303	$5,022	—	$(33,169)

CASH FLOWS FROM INVESTING ACTIVITIES:
Asset transfers	—	—	—	—	—
Capital expenditures for plant and equipment	(5,745)	(698)	(4,279)	—	(10,722)

Net cash used in investing activities	(5,745)	(698)	(4,279)	—	(10,722)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of preferred stock and warrants	9,532	—	—	—	9,532
Payment of financing fees	(9,734)	—	—	—	(9,734)
Payment/Receipt of Dividends	2,499	—	(2,499)	—	—
Proceeds from issuance of senior subordinated debt	250,000	—	—	—	250,000
Borrowing under revolver	48,206	—	—	—	48,206
Repayment of term debt and revolver	(251,399)	—	(629)	—	(252,028)

Net cash used in financing activities	49,104	—	(3,128)	—	45,976

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	741	(1,605)	2,261	—	1,397

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,606	—	(124)	—	3,482
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	—	—	1,635	—	1,635

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$3,606	$—	$1,511	$—	$5,117

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2002 (IN THOUSANDS) (UNAUDITED)

	Pliant Corporation (Parent Only)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated Pliant Corporation
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$7,458	$5,644	$7,546	—	$20,648

CASH FLOWS FROM INVESTING ACTIVITIES:
Asset transfers—Uniplast	(4,986)	5,632	(646)	—	—
Asset write-off—Uniplast	(4,130)	4,130	—	—	—
Decora Acquisition	(6,209)	(14,369)	—	—	(20,578)
Capital expenditures for plant and equipment	(17,592)	(2,400)	(1,974)	—	(21,966)

Net cash provided by investing activities	(32,917)	(7,007)	(2,620)	—	(42,544)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in stockholders’ notes receivables	47	—	—	—	47
Proceeds from issuance of senior subordinated debt	103,750	—	—	—	103,750
Payment of financing fees	(5,109)	—	—	—	(5,109)
Borrowing under revolver	30,262	—	—	—	30,262
Repayment of term debt and revolver	(94,465)	—	(6,033)	—	(100,498)

Net cash used in financing Activities	34,485	—	(6,033)	—	28,452

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	154	1,186	(633)	—	707

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,180	(177)	(1,740)	—	7,263
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	—	967	3,851	—	4,818

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$9,180	$790	$2,111	$—	$12,081

10.	COMMITMENTS AND CONTINGENCIES

On February 26, 2003, former employees of our Fort Edward, New York manufacturing facility, which we acquired as part of the Decora acquisition, named us as defendants in a complaint filed in the Supreme Court of the State of New York, County of Washington (Index No. 4417E). We received service of this complaint on April 2, 2003, and successfully removed the case to the United States District Court for the Northern District of New York (Case No. 1:03cv00533). The complaint alleges claims against us for conspiracy to defraud and breach of contract arising out of our court-approved purchase of the assets of Decora Industries, Inc. and Decora, Incorporated. Plaintiffs’ complaint seeks compensatory and punitive damages and a declaratory judgment nullifying severance agreements for lack of consideration and economic duress. We intend to resist the plaintiffs’ claims vigorously. We do not believe this proceeding will have a material adverse affect on our financial condition or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 10-K”) and our Registration Statement on Form S-1 (file No. 333-106432). This section contains certain forward-looking statements within the meaning of federal securities laws that involve risks and uncertainties, including statements regarding our plans, objectives, goals, strategies and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under “Cautionary Statement for Forward-Looking Information” below and elsewhere in this report.

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

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Under Statement 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of Statement No. 145, gains and losses on the extinguishment of debt will no longer be classified as an extraordinary item and any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Accounting Principles Board Opinion 30 for classification as an extraordinary item shall be reclassified. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. We adopted this Statement on January 1, 2003 and reclassified amounts related to the extinguishment of debt in 2000 that were previously reported as an extraordinary item in the consolidated financial statements.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The primary difference between this Statement and Issue No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. We adopted this Statement on January 1, 2003. This Statement did not have any impact on our consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51” (the “Interpretation”). The Interpretation introduces a new consolidation model which determines control and consolidation based on potential variability in gains and losses of the entity being evaluated for consolidation. The Interpretation applies to variable interest entities created after January 31, 2003, and to variable interest entities in which a company obtains an interest after that date. The Interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. We are currently evaluating the impact of the Interpretation on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This standard is effective for financial instruments entered into or modified after May 31, 2003. We are currently evaluating the impact of this Statement on our consolidated financial statements.

Results of Operations

The following table sets forth net sales, operating expenses, and operating income, and such amounts as a percentage of net sales, for the three and six months ended June 30, 2003 and 2002 (dollars in millions).

	Three Months Ended June 30,				Six Months Ended June 30,
	2003		2002		2003		2002
	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales
Net sales	$226.6	100.0%	$217.6	100.0%	467.1	100.0%	$427.7	100.0%
Cost of Sales	190.4	84.0	176.0	80.8	388.1	83.1	340.4	79.5

Gross profit	36.2	16.0	41.6	19.2	79.0	16.9	87.3	20.5
Operating expenses before restructuring and other costs	23.7	10.4	23.0	10.7	46.3	9.9	44.4	10.4
Restructuring and other costs	2.5	1.1	2.9	1.3	8.6	1.8	6.2	1.4

Total operating expenses	26.2	11.5	25.9	12.0	54.9	11.7	50.6	11.8

Operating income	$10.0	4.4%	$15.7	7.2%	$24.1	5.2%	$36.7	8.7%

Three Months Ended June 30, 2003 Compared with the Three Months Ended June 30, 2002

Net Sales

Net sales increased by $9.0 million, or 4.1%, to $226.6 million for the second quarter of 2003 from $217.6 million for the three months ended June 30, 2002. The increase was primarily due to a 12.9% increase in average selling prices partially offset by a 7.8% decrease in sales volume. Our average selling prices increased primarily due to increases in our raw material costs. See “Operating Segment Review” below for a detailed discussion of sales volumes and selling prices by segment and division.

Gross Profit

Gross profit decreased by $5.4 million, or 13.0%, to $36.2 million for the second quarter of 2003, from $41.6 million for the three months ended June 30, 2002. This decrease was primarily due to lower sales volumes. See “Operating Segment Review” below for a detailed discussion of the sales volumes by segment.

Total Operating Expenses before Restructuring and Other Costs

Total operating expenses before restructuring and other costs increased 0.7 million, or 3.0%, to $23.7 million for the second quarter of 2003 from $23.0 million for the second quarter of 2002. This increase was principally due to increased lease expenses resulting from a sale-leaseback of equipment we entered into during the third quarter of 2002, as well as increases in legal and consulting expenses partially offset by reduction in travel expenses.

Restructuring and Other Costs

Restructuring and other costs decreased by $0.4 million to $2.5 million for the second quarter of 2003 from $2.9 million for the three months ended June 30, 2002. The costs for the second quarter of 2003 included $1.5 million related to the transfer of the production from our facility in Fort Edward, New York to our facilities in Mexico and Danville, Kentucky, $0.4 million for severance expenses in our Pliant Solutions segment, and other costs related to the closure of our Merced and Shelbyville facilities. Restructuring and other costs for the second quarter of 2002 included $1.9 million of severance expense related to the closure of our Salt Lake City Corporate office, $0.9 million related to the transfer of production from certain facilities acquired as part of the Uniplast acquisition to other facilities, and other costs related to the closure of our Birmingham facility.

Operating Income

Operating income decreased by $5.7 million, or 36.3%, to $10.0 million for the three months ended June 30, 2003 from $15.7 million for the three months ended June 30, 2002, due to the factors discussed above.

Interest Expense

Interest expense increased by $8.3 million, or 43.5%, to $27.4 million for the three months ended June 30, 2003 from $19.1 million for the three months ended June 30, 2002. Interest expense for 2003 included a $5.3 million charge in the second quarter for expensing a portion of previously capitalized financing fees incurred in connection with our credit facilities. We prepaid a total of $75.0 million of revolving loans and $165 million of our term loans with the net cash proceeds from the issuance of $250 million of senior secured notes. In addition, interest expense increased due to the issuance of the senior secured notes, which have a higher interest rate than the borrowings repaid under our credit facilities.

Other Income

Other income was $1.3 million for the three months ended June 30, 2003, as compared to $0.5 million for the three months ended June 30, 2002. Other income for 2003 included $0.5 million currency gain, $0.2 million royalty income,

$0.1 million rental income, and other less significant items. Other income for 2002 included $0.3 million related to the settlement with a customer in our International segment and other less significant items.

Income Tax Expense (Benefit)

Income tax expense for the three months ended June 30, 2003 was $2.8 million on pretax losses of $16.1 million as compared to an income tax benefit of $0.1 million on pretax losses of $2.8 million for the same period in 2002. See Note 5 to the condensed consolidated financial statements included elsewhere in this report for a discussion of the change in the effective income tax rate.

Six Months Ended June 30, 2003 Compared with the Six Months Ended June 30, 2002

Net Sales

Net sales increased by $39.4 million, or 9.2%, to $467.1 million for the six months ended June 30, 2003 from $427.7 million for the six months ended June 30, 2002. The increase was primarily due to a 10.9% increase in average selling prices and an additional 4-1/2 months of sales from our Pliant Solutions business. The increase in net sales was partially offset by a 2.7% aggregate decrease in sales volume, excluding our Pliant Solutions business. Our average selling prices increased primarily due to increases in our raw material costs. See “Operating Segment Review” below for a detailed discussion of sales volumes and selling prices by segment and division.

Gross Profit

Gross profit decreased by $8.3 million, or 9.5%, to $79.0 million for the six months ended June 30, 2003, from $87.3 million for the six months ended June 30, 2002. This decrease was primarily due to lower sales volumes. See “Operating Segment Review” below for a detailed discussion of the sales volumes by segment.

Total Operating Expenses before Restructuring and Other Costs

Total operating expenses before restructuring and other costs increased $1.9 million, or 4.3%, to $46.3 million for the six months ended June 30, 2003 from $44.4 million for the six months ended June 30, 2002. This increase was principally due to increased lease expenses resulting from a sale-leaseback of equipment we entered into during the third quarter of 2002, as well as increases in legal, consulting, and commissions expense. The increase in total operating expenses was partially offset by reduction in travel expenses.

Restructuring and Other Costs

Restructuring and other costs increased by $2.4 million to $8.6 million for the six months ended June 30, 2003 from $6.2 million for the six months ended June 30, 2002. The costs for the six months ended June 30, 2003 include $3.3 million of future lease payments on two buildings we do not currently occupy, $2.8 million related to the closure and transfer of the production from our facility in Fort Edward, New York to our facilities in Mexico and Danville, Kentucky, $0.4 for severance expenses in our Pliant Solutions segment, $1.3 million related to the closure and transfer of production from our Merced facility and other costs related to the closure of our Shelbyville facility. The costs for the six months ended June 30, 2002 included $2.7 million related to the closure of our Salt Lake City Corporate office, $0.5 million of severance in our Pliant International segment, $2.7 million related to the transfer of production from certain facilities acquired as part of the Uniplast acquisition to other facilities, and other costs related to the closure of our Birmingham facility.

Operating Income

Operating income decreased by $12.6 million, or 34.3%, to $24.1 million for the six months ended June 30, 2003 from $36.7 million for the six months ended June 30, 2002, due to the factors discussed above.

Interest Expense

Interest expense increased by $11.3 million, or 31.5%, to $47.2 million for the six months ended June 30, 2003 from $35.9 million for the six months ended June 30, 2002. Interest expense for 2003 included a $5.3 million charge in the second quarter for expensing a portion of previously capitalized financing fees incurred in connection with our credit facilities. We prepaid a total of $75.0 million of revolving loans and $165 million of our term loans with the net cash proceeds from the issuance of $250 million of senior secured notes. In addition, interest expense increased due to the issuance of $100 million of senior subordinated notes in April 2002 and the issuance of the $250 million of senior secured notes in May 2003. These notes have higher interest rates than the borrowings repaid under our credit facilities. The increase in interest expense was partially offset by the decrease in interest cost on our credit facilities due to the decrease in LIBOR.

Other Income

Other income was $1.8 million for the six months ended June 30, 2003, as compared to $1.0 million for the six months ended June 30, 2002. Other income for 2003 included $0.6 million currency gain, $0.2 million royalty income, $0.2 million rental income, and other less significant items. Other income for 2002 included $0.6 million related to a settlement with a customer in our Pliant International segment and other less significant items.

Income Tax Expense (Benefit)

Income tax expense for the six months ended June 30, 2003 was $4.9 million on pretax losses of $21.4 million as compared to an income tax expense of $1.9 million on pretax income of $1.7 million for the same period in 2002. See Note 5 to the condensed consolidated financial statements included elsewhere in this report for a discussion of the change in the effective income tax rate.

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

Summary of segment information (in millions of dollars):

	Pliant U.S.	Pliant Flexible Packaging	Pliant International	Pliant Solutions	Unallocated Corporate Expenses	Total
Quarter ended June 30, 2003
Net sales	$136.6	$53.6	$27.7	$8.7	$—	$226.6

Segment profit	$21.8	$7.7	$3.4	$(0.7)	$(5.2)	$27.0

Quarter ended June 30, 2002
Net sales	$134.1	$49.6	$27.4	$6.5	$—	$217.6

Segment profit	$23.1	$7.1	$4.3	$0.6	$(4.4)	$30.7

Six Months ended June 30, 2003
Net sales	$288.6	$105.3	$55.7	$17.5	$—	$467.1

Segment profit	$48.6	$15.4	$6.3	$(1.6)	$(9.6)	$59.1

Six Months ended June 30, 2002
Net sales	$267.2	$98.2	$55.8	$6.5	$—	$427.7

Segment profit	$49. 8	$15.3	$9.8	$0.6	$(8.8)	$66.7

Three Months Ended June 30, 2003 Compared with the Three Months Ended June 30, 2002

Pliant U.S.

Net sales.    The net sales of our Pliant U.S. segment increased $2.5 million, or 1.9%, to $136.6 million for the second quarter of 2003 from $134.1 million for the second quarter of 2002. This increase was primarily due to a 14.2% increase in our average selling prices, principally due to the pass-through of raw material price increases, partially offset by a decrease in sales volumes of 10.7%. The decrease in sales volumes is discussed for each Pliant U.S. division below.

Net sales in our Industrial Films division increased $2.7 million, or 6.8%, to $42.6 million for the second quarter of 2003 from $39.9 million for the second quarter of 2002. This increase was principally due to an increase in our average selling prices of 20.4%, resulting from the pass-through of raw material price increases, partially offset by a decrease in sales volumes of 11.4%. The decrease in sales volume was primarily the result of the slowdown in the economy and the industrial packaging market. Net sales in our Specialty Films division increased $4.7 million, or 12.3%, to $42.8 million for the second quarter of 2003 from $38.1 million for the second quarter of 2002. This increase was principally due to an increase in our sales volume of 8.4%, an increase in our average selling prices of 3.7%. The sales volume in the Specialty Films division for the second quarter of 2003 included the transfer of certain businesses from our Converter Films division. Excluding the transfer of the business from our Converter Films division, sales volume of our Specialty Films division increased 1.6% for the second quarter of 2003 as compared to the same period in 2002. The increase in sales volume was primarily the result of incremental sales from a new film line at our Washington, Georgia plant. Average selling prices increased due to the pass-through of raw material price increases and improvements in our sales mix. Net sales in our Converter Films division decreased $4.9 million, or 8.7%, to $51.2 million for the second quarter of 2003 from $56.1 million for the second quarter of 2002. This decrease was principally due to a decrease in our sales volume of 21.2%, partially offset by an increase in our average selling prices of 15.9% resulting from the pass-through of raw material price increases and improvements in sales mix. The sales volumes decreased primarily as a result of the slowdown in the economy and the transfer of business to our Specialty Films division. Excluding the transfer of business to the Specialty Films division, sales volume of the Converter Films division decreased 17.2% for the second quarter of 2003 as compared to the same period in 2002.

Segment profit.    The Pliant U.S. segment profit was $21.8 million for the second quarter of 2003 as compared to $23.1 million for the second quarter of 2002. This decrease was principally due to the decrease in sales volumes discussed above. Gross margins remained relatively stable as a 27.4% increase in raw material prices was largely offset by increased selling prices.

Pliant Flexible Packaging

Net sales.    The net sales of our Pliant Flexible Packaging segment increased $4.0 million, or 8.0%, to $53.6 million for the second quarter of 2003 from $49.6 million for the second quarter of 2002. This increase was principally due to an increase in our sales volumes of 4.1%, primarily due to incremental sales from a new printing press and a new extrusion line, and an increase in our average selling prices of 3.7%.

Segment profit.    The Pliant Flexible Packaging segment profit increased $0.6 million, or 8.5%, to $7.7 million for the second quarter of 2003 from $7.1 million for the second quarter of 2002. This increase in segment profit was primarily due to the effect of the increase in sales volume, discussed above, partially offset by a decrease in gross margins. The decrease in gross margins was principally due to the fact that the higher selling prices discussed above were not sufficient to offset the increase in raw material prices. Our raw material costs for this segment increased 15.7% for the second quarter of 2003, as compared to the second quarter of 2002.

Pliant International

Net sales.    The net sales of our Pliant International segment increased $0.3 million, or 1.1%, to $27.7 million for the second quarter of 2003 from $27.4 million for the second quarter of 2002. This increase was principally due to an increase in our average selling prices of 13.6% partially offset by a decrease in our sales volume of 11.0%. Average selling prices increased due to the pass-through of raw material price increases and improvements in our sales mix. Among other factors, our sales volumes were adversely affected by a reduction in sales of personal care films sold into Latin America.

Segment profit.    The Pliant International segment profit decreased $0.9 million to $3.4 million for the second quarter of 2003 from $4.3 million for the second quarter of 2002. The decrease was due principally to the decrease in sales volume. The gross margins remained relatively stable for the second quarter of 2003, as compared to the same period of 2002, as increases in raw material prices were largely offset by higher average selling prices. Our raw material costs for this segment increased 26.8% for the second quarter of 2003, as compared to the second quarter of 2002.

Pliant Solutions

Our Pliant Solutions segment was created following the Decora acquisition in May 2002. Therefore, a discussion of results of operations for this segment as compared to the second quarter of 2002 is not meaningful and therefore not presented.

Pliant Solutions had net sales of $8.7 million and a segment loss of $0.7 million for the second quarter of 2003.

Unallocated Corporate Expenses

Unallocated corporate expenses increased $0.8 million, or 18.1%, to $5.2 million for the second quarter of 2003 from $4.4 million for the second quarter of 2002. This increase was principally due to increased lease expenses resulting from a sale-leaseback of equipment we entered into during the third quarter of 2002, as well as increases in legal and consulting expenses partially offset by reduction in travel expenses.

Six Months Ended June 30, 2003 Compared with the Six Months Ended June 30, 2002

Pliant U.S.

Net sales.    The net sales of our Pliant U.S. segment increased $21.4 million, or 8.0%, to $288.6 million for the six months ended June 30, 2003 from $267.2 million for the same period in 2002. This increase was primarily due to an 11.2% increase in our average selling prices, primarily due to the pass-through of raw material price increases, partially offset by a decrease in sales volumes of 2.9%. The decrease in sales volumes is discussed for each Pliant U.S. division below.

Net sales in our Industrial Films division increased $13.8 million, or 18.1%, to $90.0 million for the first six months of 2003 from $76.2 million for the second quarter of 2002. This increase was principally due to an increase in our average selling prices of 17.7%, principally due to the pass-through of raw material price increases, and a 0.3% increase in our sales volumes. Net sales in our Specialty Films division increased $11.5 million, or 14.4%, to $90.9 million for the first six months of 2003 from $79.4 million for the same period in 2002. This increase was principally due to an increase in our sales volume of 10.3%, an increase in our average selling prices of 3.7%. The increase in sales volume was primarily the result of incremental sales from a new film line at our Washington, Georgia plant and the transfer of business from our Converter Films division. Excluding the transfer of this business from our Converter Films division, sales volume of our Specialty Films division increased 5.3% for the six months ended June 30, 2002 as compared to the same period in 2002. Average selling prices increased due to the pass-through of raw material price increases and improvements in our sales mix. Net sales in our Converter Films division decreased $3.9 million, or 3.4%, to $107.7 million for the first six months of 2003 from $111.6 million for the same period in 2002. This decrease was principally due to a decrease in our sales volume of 14%, partially offset by an increase in our average selling prices of 12.3% principally due to the pass-through of raw material price increases. The sales volumes decreased primarily as a result of the slowdown in the economy and the transfer of business to our Specialty Films division. Excluding the transfer of business to the Specialty Films division, sales volume of the Converter Films division decreased 10.8 % for the first six months of 2003 as compared to the same period in 2002.

Segment profit.    The Pliant U.S. segment profit was $48.6 million for the first six months of 2003, as compared to $49.8 million for the same period in 2002. This decrease was principally due to the decrease in sales volumes discussed above and a slight decrease in gross margins. For the six months ended June 30, 2003 our raw material prices increased 27.4% as compared to the same period in 2002. This increase on a per pound basis was essentially recovered through higher selling prices, except in the Specialty Films division. In the Specialty Films division, incremental volumes at lower margins and the competitive environment in the personal care business resulted in less than complete recovery of the increase in raw material prices.

Pliant Flexible Packaging

Net sales.    The net sales of our Pliant Flexible Packaging segment increased $7.1 million, or 7.2%, to $105.3 million for the first six months of 2003 from $98.2 million for the same period in 2002. This increase was principally due to an increase in our sales volumes of 3.7%, primarily due to incremental sales from a new printing press and a new extrusion line, and an increase in our average selling prices of 3.4%.

Segment profit.    The Pliant Flexible Packaging segment profit increased $0.1 million, to $15.4 million for the first six months of 2003 from $15.3 million for the same period of 2002. This increase in segment profit was primarily due to the effect of the increase in sales volume discussed above, partially offset by a decrease in gross margins. The decrease in gross margins was principally due to the fact that higher selling prices were not sufficient to offset the increase in raw material prices. Our raw material costs for this segment increased 17.9%, for the first six months of 2003 as compared to the same period in 2002.

Pliant International

Net sales.    The net sales of our Pliant International segment decreased $0.1 million, or 0.2%, to $55.7 million for the first six months of 2003 from $55.8 million for the same period in 2002. This decrease was principally due to a decrease in our sales volumes of 8.9%, partially offset by a 9.6% increase in our average selling prices. Among other factors, our sales volumes were adversely affected by a reduction in sales of personal care films sold into Latin America. Average selling prices increased due to the pass-through of raw material price increases and improvements in our sales mix.

Segment profit.    The Pliant International segment profit decreased $3.5 million to $6.3 million for the first six months of 2003 from $9.8 million for the same period in 2002. The decrease was due principally to the decrease in sales volume discussed above and a decrease in gross margins. The decrease in gross margins was principally due to the fact that the higher selling prices discussed above were not sufficient to offset the increase in raw material prices. Our raw material costs for this segment increased 24.5% for the first six months of 2003 as compared to the same period in 2002. This increase is primarily due to a sales mix change for our Pliant Solutions business, currency fluctuations and resin price increases.

Pliant Solutions

Our Pliant Solutions segment was created following the Decora acquisition in May 2002. Therefore, a discussion of results of operations for this segment as compared to the second quarter of 2002 is not presented.

Pliant Solutions had net sales of $17.5 million and a segment loss of $1.6 million for the first six months of 2003.

Unallocated Corporate Expenses

Unallocated corporate expenses increased $0.8 million or 9.0% to $ 9.6 million for the first six months of 2003 from $ 8.8 million for the same period in 2002. This increase was principally due to increased lease expenses based on a sale-leaseback of equipment we entered into during the third quarter of 2002, as well as increases in legal, consulting, and commission expenses partially offset by reduction in travel expenses.

Liquidity and Capital Resources

Our principal sources of funds are cash generated by our operations and borrowings under our credit facilities. In addition, we have raised funds through the issuance of our senior subordinated notes and the sale of shares of our preferred stock.

Credit facilities

As amended, our credit facilities consist of:

•	tranche A term loans in an aggregate principal amount of $9.6 million outstanding as of June 30, 2003;

•	Mexico term loans in an aggregate principal amount of $24.2 million outstanding as of June 30, 2003;

•	tranche B term loans in an aggregate principal amount of $185.8 million outstanding as of June 30, 2003; and

•	revolving credit facility in an aggregate principal amount of up to $100 million. The available borrowing under this facility is limited by letters of credit outstanding and other limitations to total debt incurrence. See discussion in “Liquidity” below.

Under the $100 million revolving credit facility discussed above, up to $30.0 million (plus an additional amount up to $40.0 million to support certain borrowings by our principal Mexican subsidiary) of the revolving credit facility is available in the form of letters of credit.

Compliance with financial covenants

Our credit facilities currently require us to maintain certain key financial ratios on a quarterly basis. These key ratios include a leverage ratio and an interest coverage ratio. Effective March 24, 2003, we entered into an amendment (the “Amendment”) of our credit facilities to, among other things, permit us to issue up to $50 million of our common stock, qualified preferred stock, warrants to acquire our common stock or qualified preferred stock, or any combination of our common stock, qualified preferred stock or warrants, or other capital contributions with respect to our common stock or qualified preferred stock. The Amendment also adjusted certain financial covenants, including the leverage and interest coverage ratios. As a condition to the effectiveness of the Amendment, we agreed to issue 10,000 shares of our Series A preferred stock and warrants to purchase 43,962 shares of our common stock to J.P. Morgan Partners (BHCA), L.P. (“J.P. Morgan Partners”), and J.P. Morgan Partners agreed to purchase such shares and warrants for $10 million. We completed this sale on March 25, 2003. All of the proceeds of this sale were used to reduce our term debt. In addition, the Amendment allows us to issue an additional $40 million of equity securities between March 25, 2003 and March 31, 2005 in order to obtain cash to reduce the revolving borrowings and/or term borrowings under our credit facilities. J.P. Morgan Partners is required to purchase up to $25 million of such additional equity securities to the extent necessary to enable us to meet our leverage ratio or the target senior debt leverage ratio specified in the Amendment at the end of any calendar quarter or fiscal year ending on or before December 31, 2004. Any such additional issuance of Series A preferred stock to J.P. Morgan Partners will also include warrants to purchase 4.3962 shares of our common stock for every $1,000 face amount of preferred stock issued. Our obligations to issue, and J.P. Morgan Partners’ obligation to purchase such equity securities are set forth in a Securities Purchase Agreement dated as of March 25, 2003. Generally, if we are required to issue any portion of such $25 million of equity securities under the Amendment with respect to any fiscal quarter in 2003, we must use 50% of the net proceeds from the issuance of any such equity securities to reduce our revolving borrowings, and 50% to reduce our term borrowings. If we are required to issue any such equity securities under the Amendment with respect to any fiscal quarter in 2004, we must use 100% of the net proceeds to reduce our term borrowings. The issuance of the remaining $15 million of equity securities is voluntary on our part, and neither J.P. Morgan Partners nor any other person is required to purchase such equity securities. We incurred an amendment fee of $2.2 million in connection with the Amendment. We also incurred approximately $0.5 million of legal and administrative expenses in connection with negotiating the Amendment and the issuance of 10,000 shares of Series A preferred stock and related warrants.

On May 22, 2003, we entered into an additional amendment to our credit facilities, which permitted us to issue $250 million of senior secured notes, as described below, and, among other things:

•	required the prepayment of revolving loans with the net proceeds received from the issuance of the senior secured notes until $75.0 million (or, if less, all) of the revolving loans were paid;

•	required the prepayment of the tranche A term loans in an amount equal to 50% of the portion of such net proceeds not applied to the revolving loans and the prepayment of the tranche B term loans in an amount equal to 50% of the portion of such net proceeds not applied to the revolving loans (subject to the right of the tranche B term lenders to reject such prepayment, to the extent tranche A term loans remain, in which case such rejected prepayments were instead applied to the tranche A term loans); (A) with respect to the tranche A term loans, first, in direct order of maturities to reduce scheduled repayments of such loans through 2004, second, to reduce scheduled repayments of such loans ratably for 2005, and third, with the balance of such portion, if any, to reduce the remaining scheduled repayments of such loans ratably; and (B) with respect to the tranche B term loans, to reduce the remaining scheduled repayments of such loans ratably;

•	added Uniplast Holdings Inc. and its United States subsidiaries as borrowers under our credit facilities for up to $9.4 million of loans;

•	adjusted the terms pursuant to which J.P. Morgan Partners is required to purchase up to $25 million of additional equity securities to the extent necessary to enable us to meet certain leverage ratios;

•	added a new financial covenant based on the ratio of indebtedness under the credit facilities and certain qualified receivables financings to consolidated EBITDA; and

•	adjusted certain financial and negative covenants, including the leverage and interest coverage ratios.

We prepaid a total of $75.0 million of our revolving loans and $165 million of our term loans with the proceeds from the issuance of the 2003 Notes. Proposed tranche B payments of $22.8 million were rejected by tranche B lenders and applied to tranche A term loans. Accordingly, a total of $105.3 million was applied to tranche A term loans and $59.7 million was applied to tranche B term loans.

Based on our current earnings forecast, our cash flow forecast and the proceeds received from the sale of $10 million of Series A preferred stock, as described above, we believe that we will comply with the covenants contained in our credit facilities, as amended, during 2003. Further, J.P. Morgan Partners’ commitment to purchase additional equity securities will allow us to raise up to $25 million of additional funds, as described above, to the extent necessary to enable us to comply with the financial covenants if we do not meet our earnings and cash flow forecast. However, if our actual earnings and cash flow are significantly below expectations and we are unable to raise enough funds to maintain compliance with the financial covenants through the sale of equity securities to J.P. Morgan Partners, we may not be able to comply with our financial covenants. Absent a waiver or further amendment of our credit facilities, the failure to comply with our financial covenants would cause us to be in default under our credit facilities. Any such default would have a material adverse effect on our liquidity and financial condition.

We are required to make annual mandatory prepayments of the term loans under our credit facilities within 90 days following the end of each year in an amount equal to the amount by which 100% of excess cash flow for such year (or 50% of excess cash flow if our leverage ratio at the end of such year is less than or equal to 4.0 to 1.0) exceeds the aggregate amount of voluntary prepayments made since the last excess cash flow payment, subject to certain adjustments. In addition, the term loan facilities are subject to mandatory prepayments in an amount equal to (a) 100% of the net cash proceeds of equity and debt issuances by us or any of our restricted subsidiaries, and (b) 100% of the net cash proceeds of asset sales or other dispositions of property by us or any of our restricted subsidiaries, in each case subject to certain exceptions. See “Description of credit facilities and other indebtedness.”

Senior secured notes

On May 30, 2003, we completed the sale of $250 million aggregate principal amount of 11 1/8% Senior Secured Notes Due 2009 (the “2003 Notes”). The net proceeds from the sale of the 2003 Notes were used to repay borrowings under our credit facilities in accordance with the amendment to our credit facilities, described above. The 2003 Notes rank equally with our existing and future senior debt and rank senior to our existing and future subordinated indebtedness. The 2003 Notes are secured, on a second-priority lien basis, by a substantial portion of our assets. Due to this second-priority status, the 2003 Notes effectively rank junior to (1) our obligations under our credit facilities and any other existing and future obligations secured by a first-priority lien on the collateral securing the 2003 Notes to the extent of the value of such collateral, and (2) our obligations under our credit facilities and any other existing and future obligations that are secured by a lien on assets that are not part of the collateral securing the 2003 Notes, to the extent of the value of such assets. The 2003 Notes are guaranteed by some of our subsidiaries.

Prior to June 1, 2007, we may, on one or more occasions, redeem up to a maximum of 35% of the original aggregate principal amount of the 2003 Notes with the net cash proceeds of one or more equity offerings by us at a redemption price equal to 111.125% of the principal amount thereof, plus accrued and unpaid interest. Otherwise, we may not redeem the Notes prior to June 1, 2007. On or after that date, we may redeem some or all of the 2003 Notes at the following redemption prices (expressed as a percentage of principal amount), plus accrued and unpaid interest: 105.563% if redeemed prior to June 1, 2008; 102.781% if redeemed prior to June 1, 2009; and 100% if redeemed on or after June 1, 2009.

Senior subordinated notes

In 2000, we issued $220 million aggregate principal amount of 13% Senior Subordinated Notes due 2010. In 2002, we issued an additional $100 million of 13% Senior Subordinated Notes due 2010. The Notes mature on June 1, 2010, and interest on the Notes is payable on June 1 and December 1 of each year. The Notes are subordinated to all of our existing and future senior debt, rank equally with any future senior subordinated debt, and rank senior to any future subordinated debt. The Notes are guaranteed by some of our subsidiaries. The Notes are unsecured. Prior to June 1, 2003, we may, on one or more occasions, redeem up to a maximum of 35% of the original aggregate principal amount of the Notes with the net cash proceeds of one or more equity offerings by us at a redemption price equal to 113% of the principal amount thereof, plus accrued and unpaid interest. Otherwise, we may not redeem the

Notes prior to June 1, 2005. On or after that date, we may redeem the Notes, in whole or in part, at the following redemption prices (expressed as percentages of principal amount), plus accrued and unpaid interest: 106.5% if redeemed prior to June 1, 2006; 104.333% if redeemed prior to June 1, 2007; 102.167% if redeemed prior to June 1, 2008; and 100% if redeemed on or after June 1, 2008. See “Description of the notes.”

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

Net Cash Used in Operating Activities

Net cash used in operating activities was $33.2 million for the six months ended June 30, 2003, a decrease of $53.8 million, as compared to net cash provided by operations of $20.6 million for the same period in 2002. This decrease was largely due to a decrease in operating results and changes in working capital items, including increases in accounts receivable and significant decreases in accounts payable and accrued liabilities. Accounts receivable increased principally due to increases in selling prices for our products. Accounts payable and accrued liabilities decreased principally due to revised payment terms with our raw material suppliers due to the increased liquidity as a result of the recent financing.

Net Cash Used in Investing Activities

Net cash used in investing activities was $10.7 million for the six months ended June 30, 2003, as compared to $42.5 million for the same period in 2002. Capital expenditures for the first six months of 2003 were principally for ongoing maintenance. Capital expenditures in the first six months of 2002 were primarily for expansion projects as well as ongoing maintenance costs. In addition, net cash used in investing activities for the six month ended June 30, 2002 included $20.6 million for the purchase of the Decora business.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $46.0 million for the six months ended June 30, 2003, as compared to net cash provided by financing activities of $28.5 million for the six months ended June 30, 2002. The activity for the first six months of 2003 includes the net proceeds from the issuance of $10 million of Series A preferred stock and warrants, the net proceeds from the issuance of $250 million principal amount of senior secured notes in May 2003, and the use of these proceeds to repay term debt. In addition, we paid $9.7 million in financing fees for a related amendment to our credit facilities and the issuance of the Series A preferred stock and warrants. The activity for both periods also includes scheduled principal payments on our term loans and borrowings and repayments under our revolving credit facility.

Liquidity

As of June 30, 2003, we had approximately $105.0 million of working capital. As of June 30, 2003, we had approximately $88.3 million available for borrowings under our $100.0 million revolving credit facility, with no outstanding borrowings and approximately $6.4 million of letters of credit issued under our revolving credit facility. Our outstanding borrowings under our revolving credit facility fluctuate significantly during each quarter as a result of the timing of payments for raw materials, capital and interest, as well as the timing of customer collections.

As of June 30, 2003, we had approximately $5.1 million in cash and cash equivalents. A portion of this amount was held by our foreign subsidiaries. Repatriation tax rates may limit our ability to access cash and cash equivalents generated by our foreign operations for use in our U.S. operations, including to pay principal and interest on outstanding borrowings.

We expect that our total capital expenditures will be approximately $20 million to $30 million in each of 2003 and 2004. These expenditures will consist of ongoing maintenance of business projects, productivity improvement projects and minor expansion of business and growth projects.

The following table sets forth our total contractual cash obligations as of June 30, 2003 (in thousands):

		Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt (including capital lease obligations)	$782,559	$351	$17,795	$126,670	$637,743
Operating leases	62,555	12,895	22,226	14,588	12,846
Redeemable preferred stock	173,553	—	—	—	173,553

Total contractual cash obligations	$1,018,667	$13,246	$40,021	$141,258	$824,142

After giving effect to payments made through June 30, 2003, our estimated debt service for the remainder of 2003 is approximately $38.4 million, consisting solely of interest payments. Although our outstanding preferred stock accrues dividends, these dividends are only paid if declared. We do not expect to pay any dividends on our preferred stock for the foreseeable future.

Cautionary Statement for Forward-Looking Information

Certain information set forth in this report contains “forward-looking statements” within the meaning of federal securities laws. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends, and other information that is not historical information. When used in this report, the words “estimates,” “expects,” “anticipates,” “forecasts,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by us or on our behalf, are also expressly qualified by these cautionary statements.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. These risks include, but are not limited to: general economic and business conditions, particularly an economic downturn; industry trends; increases in our leverage; interest rate increases; changes in our ownership structure; raw material costs and availability, particularly resin; competition; the loss of any of our significant customers; changes in the demand for our products; new technologies; changes in distribution channels or competitive conditions in the markets or countries in which we operate; costs of integrating any future acquisitions; loss of our intellectual property rights; foreign currency fluctuations and devaluations and political instability in our foreign markets; changes in our business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; and increases in the cost of compliance with laws and regulations, including environmental laws and regulations. Each of these risks and certain other uncertainties are discussed in more detail in the 2002 10-K and in our Registration Statement on Form S-1 (file no. 333-106432), as amended, filed with the Securities and Exchange Commission. There may be other factors, including those discussed elsewhere in this report that may cause our actual results to differ materially from the forward-looking statements. Any forward-looking statements should be considered in light of these factors.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various interest rate and resin price risks that arise in the normal course of business. We finance our operations with borrowings comprised primarily of variable rate indebtedness. We enter into interest rate collar and swap agreements to manage interest rate market risks and commodity collar agreements to manage resin market risks. Our raw material costs are comprised primarily of resins. Significant increases in interest rates or the price of resins could adversely affect our operating margins, results of operations and ability to service our indebtedness. An increase of 1% in interest rates payable on our variable rate indebtedness would increase our annual interest expense by approximately $0.2 million, after accounting for the effect of our interest rate hedge agreements.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. This information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including our principal executive officer and principal financial officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic filings.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On February 26, 2003, former employees of our Fort Edward, New York manufacturing facility, which we acquired as part of the Decora acquisition, named us as defendants in a complaint filed in the Supreme Court of the State of New York, County of Washington (Index No. 4417E). We received service of this complaint on April 2, 2003, and successfully removed the case to the United States District Court for the Northern District of New York (Case No. 1:03cv00533). The complaint alleges claims against us for conspiracy to defraud and breach of contract arising out of our court-approved purchase of the assets of Decora Industries, Inc. and Decora, Incorporated. Plaintiffs’ complaint seeks compensatory and punitive damages and a declaratory judgment nullifying severance agreements for lack of consideration and economic duress. We intend to resist the plaintiffs’ claims vigorously. We do not believe this proceeding will have a material adverse affect on our financial condition or results of operations.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the six months ended June 30, 2003, we issued options to purchase up to 250 shares of our common stock to employees in exchange for services. We issued these options under our 2000 Stock Incentive Plan at an exercise price of $483.13 per share. These options vest in increments upon the achievement of performance targets as of the end of any calendar quarter during the option term. Any options that remain unvested will vest in full on December 31, 2009 if the option holder is still our employee on this date. These options expire ten years from the date of grant. We believe that the issuance of the options was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof or Regulation D thereunder because this issuance did not involve a public offering or sale. No underwriters, brokers or finders were involved in this transaction.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are filed with this report.

31.1	Rule 15d-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 15d-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	During the quarter ended June 30, 2003, we filed the following reports on Form 8-K:

Date Filed	Items Reported

April 2, 2003	Items 9 and 12, “Regulation FD Disclosure and Results of Operations and Financial Condition”

May 7, 2003	Items 9 and 12, “Regulation FD Disclosure and Results of Operations and Financial Condition”

May 14, 2003	Item 5, “Other Events,” and Item 9, “Regulation FD Disclosure”

May 16, 2003	Item 9, “Regulation FD Disclosure”

June 2, 2003	Item 5, “Other Events

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLIANT CORPORATION

/s/ BRIAN E. JOHNSON
BRIAN E. JOHNSON
Executive Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)

Date:  August 12, 2003

INDEX TO EXHIBITS

Exhibits

31.1	Rule 15d-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 15d-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002