Form 10-Q
period 2003-09-30
PLIANT CORP
filed 2003-11-12
CIK 1049442

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On November 12, 2003, there were 571,711 outstanding shares of the registrant’s Common Stock.

PLIANT CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2003 AND DECEMBER 31, 2002 (DOLLARS IN THOUSANDS)

	(Unaudited) September 30, 2003	(Audited) December 31, 2002
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$10,003	$1,635
Receivables, net of allowances of $4,375 and $5,583, respectively	129,118	119,023
Inventories	101,939	98,022
Prepaid expenses and other	4,946	4,149
Income taxes receivable	77	2,368
Deferred income taxes	11,726	8,182

Total current assets	257,809	233,379

PLANT AND EQUIPMENT, net	330,016	350,479
GOODWILL	203,997	203,997
INTANGIBLE ASSETS, net	24,705	27,034
OTHER ASSETS	40,454	38,314

TOTAL ASSETS	$856,981	$853,203

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Trade accounts payable	$96,404	$113,988
Accrued liabilities	61,565	58,877
Current portion of long-term debt	4,542	14,745

Total current liabilities	162,511	187,610
LONG-TERM DEBT, net of current portion	779,589	721,636
OTHER LIABILITIES	26,378	26,977
DEFERRED INCOME TAXES	26,313	23,836

Total liabilities	994,791	960,059

MINORITY INTEREST	375	192
REDEEMABLE PREFERRED STOCK—200,000 shares authorized, designated as Series A, no par value, with a redemption and liquidation value of $1,000 per share; 140,973 shares outstanding at September 30, 2003 and 130,973 shares outstanding at December 31, 2002	180,769	150,816
REDEEMABLE COMMON STOCK—no par value; 60,000 shares authorized; 29,073 shares outstanding as of September 30, 2003 and 34,240 shares outstanding at December 31, 2002, net of related stockholders’ notes receivable of $4,258 at September 30, 2003 and $6,754 at December 31, 2002	13,008	13,008
	193,777	163,824

STOCKHOLDERS’ DEFICIT:
Common stock—no par value; 10,000,000 shares authorized, 542,638 shares outstanding at September 30, 2003 and December 31, 2002	103,376	103,376
Warrants to purchase common stock	39,133	38,676
Accumulated deficit	(461,642)	(394,420)
Stockholders’ notes receivable	(660)	(660)
Accumulated other comprehensive loss	(12,169)	(17,844)

Total stockholders’ deficit	(331,962)	(270,872)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$856,981	$853,203

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (IN THOUSANDS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
NET SALES	$238,718	$230,164	$705,802	$657,293
COST OF SALES	204,331	190,740	592,377	531,120

Gross profit	34,387	39,424	113,425	126,173

OPERATING EXPENSES:
Sales, general, and administrative	24,035	22,427	67,608	61,908
Research and development	1,681	1,949	4,438	6,327
Restructuring and other costs	3,323	5,760	11,930	11,969

Total operating expenses	29,039	30,136	83,976	80,204

OPERATING INCOME	5,348	9,288	29,449	45,969
INTEREST EXPENSE	(23,512)	(19,108)	(70,750)	(55,053)
OTHER INCOME—Net	(300)	378	1,459	1,357

INCOME (LOSS) BEFORE INCOME TAXES	(18,464)	(9,442)	(39,842)	(7,727)
INCOME TAX EXPENSE (BENEFIT)	1,637	(1,968)	6,503	(112)

NET LOSS	$(20,101)	$(7,474)	$(46,345)	$(7,615)

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (IN THOUSANDS) (UNAUDITED)

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(46,345)	$(7,615)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	36,404	34,963
Amortization/write-off of deferred financing costs	8,658	2,749
Deferred income taxes	(1,067)	(4,371)
Provision for losses on accounts receivable	416	—
Non-cash plant closing costs	3,260	—
Gain or loss on disposal of assets	4,749	(54)
Changes in assets and liabilities:
Receivables	(10,511)	(2,619)
Inventories	(3,917)	(2,613)
Prepaid expenses and other Security deposit for operating lease	(797 —)	(302 (5,000	) )
Income taxes payable/receivable	2,291	468
Intangible and other assets	(282)	1,922
Trade accounts payable	(17,584)	(4,141)
Accrued interest	14,857	14,748
Accrued liabilities	(13,418)	11,248
Other	(415)	3,071

Net cash (used in) provided by operating activities	(23,701)	42,454

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for plant and equipment	(14,409)	(34,065)
Purchase of Decora net of cash	—	(20,578)
Proceeds from sale and leaseback of assets	—	15,033
Proceeds from sale of land and building	—	3,589
Purchase of Roll-O-Sheets	—	(1,500)

Net cash used in investing activities	(14,409)	(37,521)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of preferred stock and warrants	9,532	27
Proceeds from issuance of senior subordinated debt	250,000	103,750
Payment of financing fees	(10,472)	(5,328)
Borrowing (Repayments) under revolver	50,250	(7,923)
Repayment of term debt and revolver	(252,500)	(99,200)

Net cash provided by (used in) financing activities	46,810	(8,674)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(332)	(757)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,368	(4,498)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	1,635	4,818

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$10,003	$320

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$49,362	$38,953
Income taxes	$5,123	$3,790
Other non-cash disclosure:
Preferred Stock dividends accrued but not paid	$19,635	$17,182

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 (IN THOUSANDS) (UNAUDITED)

	Common Stock		Warrants To Purchase Common Stock	Accumulated Deficit	Stockholders’ Notes Receivable	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
BALANCE, DECEMBER 31, 2002	543	$103,376	$38,676	$(394,420)	$(660)	$(17,844)	$(270,872)
Net loss	—	—	—	(46,345)	—	—	(46,345)
Fair value change in interest rate Derivatives classified as cash Flow hedges, net of taxes	—	—	—	—	—	2,011	2,011
Preferred stock dividend and Accretion	—	—	—	(20,877)	—	—	(20,877)
Issuance of warrants	—	—	457	—	—	—	457
Foreign currency translation Adjustment	—	—	—	—	—	3,664	3,664

BALANCE, SEPTEMBER 30, 2003	543	$103,376	$39,133	$(461,642)	$(660)	$(12,169)	$(331,962)

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared, without audit, in accordance with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. The information reflects all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows of Pliant Corporation and its subsidiaries (“Pliant,” the “Company” or “we”) as of the dates and for the periods presented. Results of operations for the period ended September 30, 2003 are not necessarily indicative of results of operations to be expected for the full fiscal year.

Certain information in footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and the Company’s Registration Statements on Form S-1 (File No. 333-106432) and on Form S-4 (File No 333-107843). Certain reclassifications have been made to the condensed consolidated financial statements for the quarter and nine months ended September 30, 2002 for comparative purposes.

2.	INVENTORIES

Inventories are valued at the lower of cost (using the first-in, first-out method) or market value. Inventories as of September 30, 2003 and December 31, 2002 consisted of the following (in thousands):

	September 30, 2003	December 31, 2002
Finished goods	$58,974	$60,758
Raw materials	33,914	28,045
Work-in-process	9,051	9,219

Total	$101,939	$98,022

3.	RESTRUCTURING AND OTHER COSTS

Restructuring and other costs include plant closing costs (including costs related to relocation of manufacturing equipment), charges for impairment of fixed assets related to plant closures, office closing costs and other costs related to workforce reductions.

The following table summarizes restructuring and other costs for the three and nine month periods ended September 30

(in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Plant closing costs:
Severance	$55	$2,123	$163	$2,308
Relocation of production lines	431	1,702	1,568	3,698
Leases	—	—	1,903	—
Other plant closure costs	464	486	4,009	1,353

	950	4,311	7,643	7,359

Office closing and workforce reduction costs:
Severance	29	1,194	586	4,005
Leases	—	—	1,357	—
Other office closure costs	—	255	—	605

	29	1,449	1,943	4,610

Total Plant/Office	979	5,760	9,586	11,969

Fixed Asset Impairments related to Plant Closures	2,344	—	2,344	—

Total Restructuring and other costs	$3,323	$5,760	$11,930	$11,969

The following table summarizes the roll-forward of the reserve from December 31, 2002 to September 30, 2003:

			Accruals for the Nine Months Ended September 30, 2003
	12/31/2002									9/30/2003
	# Employees Terminated	Accrual Balance	Additional Employees	Severance	Relocated Production Lines	Leases	Other Plant Closure Costs	Total	Payments/ Charges	# Employees Terminated	Accrual Balance
Plant Closing Costs:
Merced	54	$1,527	—	$—	$725	$—	$586	$1,311	($2,517)	54	$321
Shelbyville	12	327	(4)	(48)	87	—	404	443	(753)	8	17
Toronto	18	124	(14)	28	114	—	3	145	(269)	4	—
Pliant Solutions	145	1,727	3	49	116	—	2,440	2,605	(3,892)	148	440
Mexico	—	—	17	134	526	—	576	1,236	(1,236)	17	—
Leases	—	641	—	—	—	1,903	—	1,903	(380)	—	2,164

	229	$4,346	2	$163	$1,568	$1,903	$4,009	$7,643	($9,047)	231	$2,942

Office Closing and Workforce Reduction Costs:
Leases	—	$430	—	$—	$—	$1,357	$—	$1,357	($525)	—	$1,262
Severance	111	3,580	3	586	—	—	—	586	(3,368)	114	798

	111	$4,010	3	$586	$—	$1,357	$—	$1,943	($3,893)	114	$2,060

Subtotal Plant/Office	340	$8,365	5	$749	$1,475	$3,260	$4,102	$9,586	($12,940)	345	$5,002

Fixed Asset Impairments related to Plant Closures:
Shelbyville	—	—	—	—	—	—	—	$1,648	—	—	—
Brazil	—	—	—	—	—	—	—	696	—	—	—

	—	—	—	—	—	—	—	$2,344	—	—	—

TOTAL	340	$8,356	5	$749	$1,475	$3,260	$4,102	$11,930	($12,940)	345	$5,002

During the second quarter of 2003, we reviewed our exit plans in Shelbyville and Toronto and were able to retain several employees in other capacities. We therefore reduced the amount of the severance accrual for these retained employees.

Plant Closing Costs

2003 accruals—During the first nine months of 2003, we continued to incur costs related to the closure of our facilities in Merced, California and Shelbyville, Indiana; production rationalizations in Toronto, Canada; and the relocation of certain lines from our Merced plant and Fort Edward (Pliant Solutions) plant to our other facilities. In addition, we incurred expenses for consolidating our two plants in Mexico to one plant. We also recorded charges for impairment of fixed assets in Shelbyville and Brazil related to the closure of these plants.

Office Closing and Workforce Reduction Costs

2003 accruals—During the first quarter of 2003, we accrued the present value of future lease payments on two buildings that we do not currently occupy. In connection with the 2001 restructuring plan, we vacated and subleased these facilities in 2001. During the first quarter of 2003, the sublessees defaulted on the subleases.

4.	STOCK OPTION PLANS

During the nine months ended September 30, 2003, 250 options to purchase shares of our common stock were granted and options to purchase 3,794 shares of our common stock were cancelled in connection with employee terminations.

We apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock-based compensation plans as they relate to employees and directors. We did not have compensation expense related to stock options for the three and nine month periods ended September 30, 2003 and 2002. Had the compensation cost for all the outstanding options been determined in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” our net income (loss) for the three and nine month periods ended September 30, 2003 and 2002 would have been the following pro forma amounts (in thousands):

	Three Months ended September 30		Nine Months ended September 30
	2003	2002	2003	2002
As reported	$(20,101)	$(7,474)	$(46,345)	$(7,615)
Pro forma stock compensation expense	(178)	(177)	(534)	(531)

Pro forma	$(20,279)	$(7,651)	$(46,879)	$(8,146)

5.	INCOME TAXES

For the three months ended September 30, 2003, income tax expense was $1.6 million, or (8.6%) of our pretax loss of $18.5 million, as compared to an income tax benefit of $2.0 million or 21.3% of pre-tax loss of $9.4 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003, our income tax expense was $6.5 million, or (16.3%), on pretax losses of $39.8 million as compared to an income tax benefit of $0.1 million, or 0.1% on pretax loss of $7.7 million for the nine months ended September 30, 2002. The significant variance in the effective income tax rate is principally due to the increase in the valuation allowance, which offset the United States tax benefit accrued for the 2003 net operating loss. In addition, income taxes are accrued for foreign operations since the pretax losses are principally related to the operations in the United States. The effective rate for foreign income taxes is substantially higher than the effective rate for income taxes in the United States.

6.	COMPREHENSIVE LOSS

Comprehensive losses for the nine months ended September 30, 2003 and 2002 were $40.6 million and $18.2 million, respectively. Comprehensive losses for the three months ended September 30, 2003 and 2002 were $19.0 million and $14.5 million, respectively. The components of comprehensive loss are net loss, the change in cumulative unrealized losses on derivatives recorded in accordance with Statement of Financial Accounting Standards No. 133 and foreign currency translation.

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

(“J.P. Morgan Partners”), and J.P. Morgan Partners agreed to purchase such shares and warrants for $10 million. We completed this sale on March 25, 2003. All of the proceeds of this sale were used to reduce our term debt. In addition, the Amendment allows us to issue an additional $40 million of equity securities between March 25, 2003 and March 31, 2005 in order to obtain cash to reduce the revolving borrowings and/or term borrowings under our credit facilities. J.P. Morgan Partners is required to purchase up to $25 million of such additional equity securities to the extent necessary to enable us to meet our leverage ratio or the first lien leverage ratio specified in the Amendment at the end of any calendar quarter or fiscal year ending on or before December 31, 2004. Any such additional issuance of Series A preferred stock to J.P. Morgan Partners will also include warrants to purchase 4.3962 shares of our common stock for every $1,000 face amount of preferred stock issued. Our obligations to issue and J.P. Morgan Partners’ obligation to purchase such equity securities are set forth in a Securities Purchase Agreement dated as of March 25, 2003. Generally, if we are required to issue any portion of such $25 million of equity securities under the Amendment with respect to any fiscal quarter in 2003, we must use 50% of the net proceeds from the issuance of any such equity securities to reduce our revolving borrowings, and 50% to reduce our term borrowings. If we are required to issue any such equity securities under the Amendment with respect to any fiscal quarter in 2004, we must use 100% of the net proceeds to reduce our term borrowings. The issuance of the remaining $15 million of equity securities is voluntary on our part, and neither J.P. Morgan Partners nor any other person is required to purchase such equity securities. We incurred an amendment fee of $2.2 million in connection with the Amendment. We also incurred approximately $0.5 million of legal and administrative expenses in connection with negotiating the Amendment and the issuance of 10,000 shares of Series A preferred stock and related warrants.

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

Segment profit and segment assets as of and for the periods ended September 30, 2003 and 2002 are presented in the following table (in thousands). Certain reclassifications have been made to the prior year amounts to be consistent with the 2003 presentation.

Three Months Ended September 30	Pliant U.S.	Pliant Flexible Packaging	Pliant International	Pliant Solutions	Corporate/ Other	Total
2003
Net sales to customers	$143,519	$57,529	$26,538	$11,132	$—	$238,718
Inter-segment sales	2,866	973	1,319	—	(5,158)	—

Total net sales	146,385	58,502	27,857	11,132	(5,158)	238,718
Depreciation and amortization	4,837	2,028	1,796	429	2,775	11,865
Interest expense	13	16	634	5	22,844	23,512
Segment profit/ (loss)	22,776	9,029	1,004	(5,367)	(7,221)	20,221
Capital expenditures	955	883	1,355	—	231	3,424

2002
Net sales to customers	$136,613	$54,957	$25,653	$12,941	$—	$230,164
Inter-segment sales	5,845	1,105	30	—	(6,980)	—

Total net sales	142,458	56,062	25,683	12,941	(6,980)	230,164
Depreciation and amortization	4,460	2,029	1,538	483	3,533	12,043
Interest expense	20	18	513	15	18,542	19,108
Segment profit/ (loss)	19,876	8,155	2,188	1,833	(3,989)	28,063
Capital expenditures	8,307	1,027	1,872	152	742	12,100

Nine Months Ended September 30
2003
Net sales to customers	$432,059	$162,852	$82,229	$28,662	$—	$705,802
Inter-segment sales	9,104	2,974	8,674	—	(20,752)	—

Total net sales	441,163	165,826	90,903	28,662	(20,752)	705,802
Depreciation and amortization	15,234	6,015	5,345	1,149	8,661	36,404
Interest expense	8	48	1,844	16	68,834	70,750
Segment profit/ (loss)	71,386	24,444	7,331	(7,012)	(16,820)	79,329
Segment total assets	497,562	153,125	104,333	31,483	70,478	856,981
Capital expenditures	4,487	5,025	3,873	—	1,024	14,409

2002
Net sales to customers	$403,715	$153,216	$81,468	$18,894	$—	$657,293
Inter-segment sales	14,909	3,165	167	—	(18,241)	—

Total net sales	418,624	156,381	81,635	18,894	(18,241)	657,293
Depreciation and amortization	13,609	6,077	4,680	768	9,829	34,963
Interest expense	12	71	1,609	15	53,346	55,053
Segment profit/ (loss)	68,238	23,495	12,015	2,395	(11,376)	94,767
Segment total assets	517,765	161,052	106,981	25,530	60,996	872,324
Capital expenditures	20,567	6,308	3,732	251	3,207	34,065

The business operated by our Pliant Solutions segment was acquired in May 2002.

A reconciliation of the totals reported for the operating segments to the totals reported in the consolidated financial statements as of and for the periods ended September 30 is as follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Profit or Loss Total segment profit	$20,221	$28,063	$79,329	$94,767
Depreciation and amortization	(11,865)	(12,043)	(36,404)	(34,963)
Restructuring and other costs	(3,323)	(5,760)	(11,930)	(11,969)
Interest expense	(23,512)	(19,108)	(70,750)	(55,053)
Other expenses and adjustments for non-cash charges and certain adjustments defined by our credit agreement	15	(594)	(87)	(509)

Income (loss) before taxes	$(18,464)	$(9,442)	$(39,842)	$(7,727)

			September 30,
			2003	2002
Assets Total assets for reportable segments			$786,503	$811,328
Other unallocated assets			70,478	60,996

Total consolidated assets			$856,981	$872,324

9.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The following condensed consolidating financial statements present, in separate columns, financial information for (i) Pliant Corporation (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries (as specified in the Indenture dated May 31, 2000 (the “2000 Indenture”) relating to Pliant Corporation’s $220 million senior subordinated notes due 2010 (the “2000 Notes”), the Indenture dated April 10, 2002 (the “2002 Indenture”) relating to Pliant’s $100 million senior subordinated notes due 2010 (the “2002 Notes”), and the Indenture dated May 30, 2003 (the “2003 Indenture” and together with the 2000 Indenture and the 2002 Indenture, the “Indentures”) relating to Pliant’s $250 million senior secured notes due 2009 (the “2003 Notes” and together with the 2000 Notes and the 2002 Notes, the “Notes”)) on a combined basis, with any investments in non-guarantor subsidiaries specified in the Indentures recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for Pliant Corporation and its subsidiaries on a consolidated basis, and (v) Pliant Corporation on a consolidated basis, in each case as of September 30, 2003 and December 31, 2002 and for the nine months ended September 30, 2003 and 2002. The Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary and each guarantor subsidiary is 100% owned, directly or indirectly, by Pliant Corporation, within the meaning of Rule 3-10 (h) (1) of Regulation S-X. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to Pliant Corporation except from our Alliant joint venture. Alliant is a joint venture between us and Supreme Plastics Ltd., a company based in the United Kingdom. We own a fifty-percent interest in Alliant. The limited liability company agreement governing the joint venture prohibits distributions to the members of the joint venture before July 27, 2004, other than annual distributions sufficient to pay taxes imposed upon the members as a result of the attribution to the members of income of the joint venture. The condensed consolidating financial statements are presented herein, rather than separate financial statements for each of the guarantor subsidiaries, because management believes that separate financial statements relating to the guarantor subsidiaries are not material to investors.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2003 (IN THOUSANDS) (UNAUDITED)

	Pliant Corporation (Parent Only)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated Pliant Corporation
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,015	$27	$1,961	$—	$10,003
Receivables—net	94,054	13,298	21,766	—	129,118
Inventories Prepaid expenses and other	68,767 3,015	18,871 1,063	14,301 868	— —	101,939 4,946
Income taxes receivable	296	(351)	132	—	77
Deferred income taxes	10,033	—	1,693	—	11,726

Total current assets	184,180	32,908	40,721	—	257,809
PLANT AND EQUIPMENT—Net	264,903	16,830	48,283	—	330,016
INTANGIBLE ASSETS—Net	213,712	—	14,990	—	228,702
INVESTMENT IN SUBSIDIARIES	45,222	—	—	(45,222)	—
OTHER ASSETS	37,339	—	3,115	—	40,454

TOTAL ASSETS	$745,356	$49,738	$107,109	$(45,222)	$856,981

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Trade accounts payable	$75,450	$6,241	$14,713	$—	$96,404
Accrued liabilities	52,871	1,450	7,244	—	61,565
Current portion of long-term debt	1,629	—	2,913	—	4,542
Due to (from) affiliates	(50,240)	30,184	20,056	—	—

Total current liabilities	79,710	37,875	44,926	—	162,511
LONG-TERM DEBT—Net of current portion	758,339	—	21,250	—	779,589
OTHER LIABILITIES	24,149	—	2,229	—	26,378
DEFERRED INCOME TAXES	21,343	2,459	2,511	—	26,313

Total liabilities	883,541	40,334	70,916	—	994,791

MINORITY INTEREST	—	—	375	—	375
REDEEMABLE STOCK:
Preferred Stock	180,769	—	—	—	180,769
Common Stock	13,008	—	—	—	13,008

REDEEMABLE STOCK	193,777	—	—	—	193,777

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock	103,376	—	9,650	(9,650)	103,376
Additional paid-in capital	—	14,020	19,593	(33,613)	—
Warrants	39,133	—	—	—	39,133
Retained earnings accumulated (deficit)	(461,642)	(4,605)	12,549	(7,944)	(461,642)
Stockholders’ note receivable	(660)	—	—	—	(660)
Accumulated other comprehensive loss	(12,169)	(11)	(5,974)	5,985	(12,169)

Total stockholders’ equity (deficit)	(331,962)	9,404	35,818	(45,222)	(331,962)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$745,356	$49,738	$107,109	$(45,222)	$856,981

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2002 (IN THOUSANDS) (UNAUDITED)

	Pliant Corporation Parent Only	Combined Guarantors	Combined Non-Guarantors	Eliminations	Consolidated Pliant Corporation
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$—	$1,635	$—	$1,635
Receivables	82,421	13,444	23,158	—	119,023
Inventories	71,586	15,832	10,604	—	98,022
Prepaid expenses and other	2,842	899	408	—	4,149
Income taxes receivable	1,145	4	1,219	—	2,368
Deferred income taxes	6,909	1,522	(249)	—	8,182

Total current assets	164,903	31,701	36,775	—	233,379
PLANT AND EQUIPMENT—Net	283,638	17,919	48,922	—	350,479
GOODWILL	189,106	—	14,891	—	203,997
INTANGIBLE ASSETS—Net	26,964	—	70	—	27,034
INVESTMENT IN SUBSIDIARIES	52,813	—	—	(52,813)	—
OTHER ASSETS	34,871	17	3,426	—	38,314

TOTAL ASSETS	$752,295	$49,637	$104,084	$(52,813)	$853,203

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Trade accounts payable	$83,918	$8,675	$21,395	$—	$113,988
Accrued liabilities	48,091	4,818	5,968	—	58,877
Current portion of long-term debt	14,117	—	628	—	14,745
Due to (from) affiliates	(28,373)	15,316	13,057	—	—

Total current liabilities	117,753	28,809	41,048	—	187,610
LONG-TERM DEBT—Net of current portion	697,472	—	24,164	—	721,636
OTHER LIABILITIES	25,101	—	1,876	—	26,977
DEFERRED INCOME TAXES	19,017	1,751	3,068	—	23,836

Total liabilities	859,343	30,560	70,156	—	960,059

MINORITY INTEREST	—	—	192	—	192
REDEEMABLE STOCK:
Preferred stock	150,816	—	—	—	150,816
Common stock	13,008	—	—	—	13,008

TOTAL REDEEMABLE STOCK	163,824	—	—	—	163,824

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock	103,376	14,020	29,240	(43,260)	103,376
Warrants to purchase common stock	38,676	—	—	—	38,676
Retained earnings (deficit)	(394,420)	5,067	14,489	(19,556)	(394,420)
Stockholders’ notes receivable	(660)	—	—	—	(660)
Accumulated other comprehensive loss	(17,844)	(10)	(9,993)	10,003	(17,844)

Total stockholders’ equity (deficit)	(270,872)	19,077	33,736	(52,813)	(270,872)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$752,295	$49,637	$104,084	$(52,813)	$853,203

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING INCOME STATEMENT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 (IN THOUSANDS) (UNAUDITED)

	Pliant Corporation (Parent Only)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated Pliant Corporation
NET SALES	$553,077	$61,572	$111,906	$(20,753)	$705,802
COST OF SALES	455,033	60,146	97,951	(20,753)	592,377

GROSS PROFIT	98,044	1,426	13,955	—	113,425
OPERATING EXPENSES	66,925	6,728	10,323	—	83,976

OPERATING INCOME	31,119	(5,302)	3,632	—	29,449
INTEREST EXPENSE	(68,848)	(16)	(1,886)	—	(70,750)
EQUITY IN EARNINGS OF SUBSIDIARIES	(9,113)	—	—	9,113	—
OTHER INCOME (EXPENSE), Net	(175)	(184)	1,818	—	1,459

INCOME (LOSS) BEFORE INCOME TAXES	(47,017)	(5,502)	3,564	9,113	(39,842)
INCOME TAX PROVISION (BENEFIT)	(672)	4,170	3,005	—	6,503

NET INCOME (LOSS)	$(46,345)	$(9,672)	$559	$9,113	$(46,345)

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING INCOME STATEMENT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 (IN THOUSANDS) (UNAUDITED)

	Pliant Corporation (Parent Only)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated Pliant Corporation
NET SALES	$520,928	$53,951	$100,656	$(18,242)	$657,293
COST OF SALES	422,251	44,982	82,129	(18,242)	531,120

GROSS PROFIT	98,677	8,969	18,527	—	126,173
OPERATING EXPENSES	67,805	2,973	9,426	—	80,204

OPERATING INCOME	30,872	5,996	9,101	—	45,969
INTEREST EXPENSE	(53,361)	(15)	(1,677)	—	(55,053)
EQUITY IN EARNINGS OF SUBSIDIARIES	11,744	—	—	(11,744)	—
OTHER INCOME (EXPENSE), Net	(657)	(17)	2,031	—	1,357

INCOME (LOSS) BEFORE INCOME TAXES	(11,402)	5,964	9,455	(11,744)	(7,727)
INCOME TAX PROVISION (BENEFIT)	(3,787)	—	3,675	—	(112)

NET INCOME (LOSS)	$(7,615)	$5,964	$5,780	$(11,744)	$(7,615)

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 (IN THOUSANDS) (UNAUDITED)

	Pliant Corporation (Parent Only)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated Pliant Corporation
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(34,768)	$2,998	$8,069	—	$(23,701)

CASH FLOWS FROM INVESTING ACTIVITIES:
Asset transfers	—	—	—	—	—
Capital expenditures for plant and equipment	(7,559)	(889)	(5,961)	—	(14,409)

Net cash used in investing activities	(7,559)	(889)	(5,961)	—	(14,409)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of preferred stock and warrants	9,532	—	—	—	9,532
Payment of financing fees	(10,472)	—	—	—	(10,472)
Payment/Receipt of Dividends	2,499	—	(2,499)	—	—
Proceeds from issuance of senior subordinated debt	250,000	—	—	—	250,000
Borrowing under revolver	50,250	—	—	—	50,250
Repayment of term debt and revolver	(251,871)	—	(629)	—	(252,500)

Net cash provided by (used in) financing activities	49,938	—	(3,128)	—	46,810

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	404	(2,082)	1,346	—	(332)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,015	27	326	—	8,368

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	—	—	1,635	—	1,635

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$8,015	$27	$1,961	$—	$10,003

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 (IN THOUSANDS) (UNAUDITED)

	Pliant Corporation (Parent Only)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated Pliant Corporation
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$27,750	$3,686	$11,018	—	$42,454

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale and leaseback of assets	15,033	—	—	—	15,033
Sale of land and buildings	—	3,589	—	—	3,589
Transfers between segments	(9,116)	9,762	(646)	—	—
Decora acquisition	(6,209)	(14,369)	—	—	(20,578)
Acquisition of Roll-O-Sheets	—	—	(1,500)	—	(1,500)
Capital expenditures for plant and equipment	(27,597)	(2,589)	(3,879)	—	(34,065)

Net cash (used in) provided by investing activities	(27,889)	(3,607)	(6,025)	—	(37,521)

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipt/payment of dividends	—	—	—	—	—
Net proceeds from issuance of common stock and net change in related stockholders’ notes receivables	27	—	—	—	27
Proceeds from issuance of senior subordinated debts	103,750	—	—	—	103,750
Payment of financing fee	(5,328)	—	—	—	(5,328)
Borrowings under revolver	(7,923)	—	—	—	(7,923)
Repayment of term debt and revolver	(90,992)	—	(8,208)	—	(99,200)

Net cash provided by (used in) financing activities	(466)	—	(8,208)	—	(8,674)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	605	(1,046)	(316)	—	(757)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(967)	(3,531)	—	(4,498)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	—	967	3,851	—	4,818

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$—	$—	$320	$—	$320

10.	COMMITMENTS AND CONTINGENCIES

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

11.	OTHER EVENTS

On September, 8, 2003, we entered into a separation agreement with Jack E. Knott. As of the date of the separation agreement, Mr. Knott owned 232 shares of our common stock, 6,458 performance-vesting shares (of which 1,291 had vested), 1,292 time-vested shares, options to purchase 8,902 shares of our common stock and 229 shares of our preferred stock. We cancelled 5,167 unvested performance vesting shares owned by Mr. Knott against a note receivable from Mr. Knott for $2.5 million. Pursuant to the terms of the severance agreement, and in addition to the benefits payable to Mr. Knott following a termination without cause under the terms of his employment agreement with us, we agreed: to extend the termination date of his right to exercise his options to acquire 8,902 shares of common stock until August 22, 2005; not to exercise our rights to redeem the common stock, vested performance-vesting shares, time-vested shares and preferred stock owned by him until the earlier of a transaction consisting of a sale of us or August 22, 2005; and to pay him a cash payment of $50,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 10-K”) and our Registration Statements on Form S-1 (file No. 333-106432) and on Form S-4 (File No 333-107843). This section contains certain forward-looking statements within the meaning of federal securities laws that involve risks and uncertainties, including statements regarding our plans, objectives, goals, strategies and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under “Cautionary Statement for Forward-Looking Information” below and elsewhere in this report.

General

We generate our revenues, earnings and cash flows from the sale of film and flexible packaging products throughout the world. We manufacture these products at 25 facilities located in the United States, Australia, Canada, Germany and Mexico. Our sales have grown primarily as a result of strategic acquisitions made over the past several years, increased levels of production at acquired facilities, return on capital expenditures and the overall growth in the markets for film and flexible packaging products.

Recent Developments

On October 22, 2003, our Board of Directors appointed Harold Bevis as our President and Chief Executive Officer. Mr. Bevis also became a member of the Board of Directors. Mr. Bevis replaced Ed Lapekas, who was named interim CEO in August 2003. Mr. Lapekas will succeed Timothy Walsh as non-executive Chairman of the Board of

Directors. Mr. Walsh continues to serve as a director. Mr. Bevis joined Pliant directly from Emerson Electric, where he was President of a group of manufacturing companies for the past five years.

Recent Accounting Pronouncements

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This standard is effective for financial instruments entered into or modified after May 31, 2003. Through the implementation of SFAS 150 the company will classify its Redeemable Preferred Stock as a liability and the corresponding dividends as interest expense beginning from the first quarter of 2004.

Results of Operations

The following table sets forth net sales, operating expenses, and operating income, and such amounts as a percentage of net sales, for the three and nine months ended September 30, 2003 and 2002 (dollars in millions).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2003		2002		2003		2002
	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales
Net sales	$238.7	100.0%	$230.2	100.0%	$705.8	100.0%	$657.3	100.0%
Cost of Sales	204.3	85.6	190.8	82.9	592.4	83.9	531.1	80.8

Gross profit	34.4	14.4	39.4	17.1	113.4	16.1	126.2	19.2
Operating expenses before restructuring and other costs	25.7	10.8	24.3	10.6	72.1	10.2	68.2	10.4
Restructuring and other costs	3.3	1.4	5.8	2.5	11.9	1.7	12.0	1.8

Total operating expenses	29.0	12.2	30.1	13.1	84.0	11.9	80.2	12.2

Operating income	$5.4	2.2%	$9.3	4.0%	$29.4	4.2%	$46.0	7.0%

Three Months Ended September 30, 2003 Compared with the Three Months Ended September 30, 2002

Net Sales

Net sales increased by $8.5 million, or 3.7%, to $238.7 million for the third quarter of 2003 from $230.2 million for the three months ended September 30, 2002. The increase was primarily due to a 6.1% increase in average selling prices partially offset by a 2.2% decrease in sales volume. Our average selling prices increased primarily due to increases in our raw material costs. See “Operating Segment Review” below for a detailed discussion of sales volumes and selling prices by segment and division.

Gross Profit

Gross profit decreased by $5.0 million, or 12.7%, to $34.4 million for the third quarter of 2003, from $39.4 million for the three months ended September 30, 2002. This decrease was primarily due to lower profits from our Pliant Solutions segment and lower sales volumes discussed above. See “Operating Segment Review” below for a detailed discussion of the segment profits and sales volumes by segment.

Total Operating Expenses before Restructuring and Other Costs

Total operating expenses before restructuring and other costs increased $1.4 million, or 5.8%, to $25.7 million for the third quarter of 2003 from $24.3 million for the third quarter of 2002. This increase was principally due to severance costs of $1.1 million related to recent organizational changes, increased lease expenses resulting from a sale-leaseback of equipment we entered into at the end of the third quarter of 2002, as well as increases in legal and consulting expenses. These increases were partially offset by lower travel and related costs and lower sales commissions.

Restructuring and Other Costs

Restructuring and other costs decreased by $2.5 million to $3.3 million for the third quarter of 2003 from $5.8 million for the three months ended September 30, 2002. The costs for the third quarter of 2003 included $1.6 million of charges for fixed asset impairments related to the closure of our plant in Shelbyville, $0.7 million related to the closure of our facility in Brazil consisting primarily of fixed asset impairment charges, costs related to the consolidation of two plants in Mexico and costs related to the transfer the production from our facility in Fort Edward, New York to our facilities in Mexico and Danville, Kentucky. Restructuring costs for the third quarter of 2002 included $2.1 million related to the closure of our plant in Merced, California, $1.3 million for severance costs related to a corporate wide work reduction program, $0.6 million related to severance costs and costs for relocation of production lines related to the Uniplast acquisition and other costs related to the consolidation of two plants in Mexico and costs related to the transfer of production from our facility in Fort Edward, New York to our facilities in Mexico and Danville, Kentucky.

Operating Income

Operating income decreased by $3.9 million, or 42.0%, to $5.4 million for the three months ended September 30, 2003 from $9.3 million for the three months ended September 30, 2002, due to the factors discussed above.

Interest Expense

Interest expense increased by $4.4 million, or 23.0%, to $23.5 million for the three months ended September 30, 2003 from $19.1 million for the three months ended September 30, 2002. In May 2003, we issued $250 million of senior secured notes and prepaid a total of $75.0 million of revolving loans and $165 million of our term loans. Interest expense increased due to the issuance of these senior secured notes, which have a higher interest rate than the borrowings under our credit facilities.

Other Income

Other income reflects a loss of $0.3 million for the three months ended September 30, 2003, as compared to income of $0.4 million for the three months ended September 30, 2002. Other income for 2003 included several immaterial items. Other income for 2002 included several immaterial items.

Income Tax Expense (Benefit)

Income tax expense for the three months ended September 30, 2003 was $1.6 million on pretax losses of $18.5 million as compared to an income tax benefit of $2.0 million on pretax losses of $9.4 million for the same period in 2002. See Note 5 to the condensed consolidated financial statements included elsewhere in this report for a discussion of the change in the effective income tax rate.

Nine Months Ended September 30, 2003 Compared with the Nine Months Ended September 30, 2002

Net Sales

Net sales increased by $48.5 million, or 7.4%, to $705.8 million for the nine months ended September 30, 2003 from $657.3 million for the nine months ended September 30, 2002. The increase was primarily due to a 9.4% increase in average selling prices and an additional 4-1/2 months of sales from our Pliant Solutions business, which was acquired in May 2002. The increase in net sales was partially offset by a 2.5% decrease in sales volume, excluding our Pliant Solutions business. Our average selling prices increased primarily due to increases in our raw material costs. See “Operating Segment Review” below for a detailed discussion of sales volumes and selling prices by segment and division.

Gross Profit

Gross profit decreased by $12.8 million, or 10.1%, to $113.4 million for the nine months ended September 30, 2003, from $126.2 million for the nine months ended September 30, 2002. This decrease was primarily due to lower profits from our Pliant Solutions segment, lower aggregate sales volumes and lower margins in certain segments. See “Operating Segment Review” below for a detailed discussion of the sales volumes and margins by segment.

Total Operating Expenses before Restructuring and Other Costs

Total operating expenses before restructuring and other costs increased $3.9 million, or 5.7%, to $72.1 million for the nine months ended September 30, 2003 from $68.2 million for the nine months ended September 30, 2002. This increase was principally due to severance costs of $1.1 million related to recent organizational changes, increased lease expenses resulting from a sale-leaseback of equipment we entered into during the third quarter of 2002, as well as increases in legal, consulting, and commissions expense. The increase in total operating expenses was partially offset by a reduction in travel expenses.

Restructuring and Other Costs

Restructuring and other costs were $11.9 million for the nine months ended September 30, 2003 as compared to $12.0 million for the nine months ended September 30, 2002. The costs for the nine months ended September 30, 2003 included $1.6 million for fixed asset impairment charges related to the closure of our facility in Shelbyville, $0.7 million related to the closure of our facility in Brazil consisting primarily of fixed asset impairment charges, $2.6 million related to the closure and transfer of the production from our facility in Fort Edward, New York to our facilities in Mexico and Danville, Kentucky, $1.2 million related to the consolidation of two plants in Mexico, $1.3 million related to the closure and transfer of production from our Merced facility, and other costs related to the closure of our Shelbyville facility. The costs for the nine months ended September 30, 2002 included $4.5 million related to the closure of our Salt Lake City Corporate office and a corporate wide workforce reduction program, $2.1 million related to the closure of our facility in Merced, California, $0.5 million of severance in our Pliant International segment, $2.7 million related to the transfer of production from certain facilities acquired as part of the Uniplast acquisition to other facilities, and other costs related to the closure of our Birmingham facility.

Operating Income

Operating income decreased by $16.6 million, or 36.1%, to $29.4 million for the nine months ended September 30, 2003 from $46.0 million for the nine months ended September 30, 2002, due to the factors discussed above.

Interest Expense

Interest expense increased by $15.7 million, or 28.5%, to $70.8 million for the nine months ended September 30, 2003 from $55.1 million for the nine months ended September 30, 2002. Interest expense for 2003 included a $5.3 million charge in the second quarter for expensing a portion of previously capitalized financing fees incurred in connection with our credit facilities. In May 2003, we prepaid a total of $75.0 million of revolving loans and $165 million of our term loans with the net cash proceeds from the issuance of $250 million of senior secured notes. In addition, interest expense increased due to the issuance of $100 million of senior subordinated notes in April 2002 and the issuance of the $250 million of senior secured notes in May 2003. These notes have higher interest rates than the borrowings repaid under our credit facilities. The increase in interest expense was partially offset by the decrease in interest cost on our credit facilities due to the decrease in LIBOR.

Other Income

Other income was $1.5 million for the nine months ended September 30, 2003, as compared to $1.4 million for the nine months ended September 30, 2002. Other income for 2003 included a $0.6 million currency gain, $0.2 million of royalty income, $0.2 million of rental income, and other less significant items. Other income for 2002 included $0.6 million related to a settlement with a customer in our Pliant International segment and other less significant items.

Income Tax Expense (Benefit)

Income tax expense for the nine months ended September 30, 2003 was $6.5 million on pretax losses of $39.8 million as compared to an income tax benefit of $0.1 million on pretax loss of $7.7 million for the same period in 2002. See Note 5 to the condensed consolidated financial statements included elsewhere in this report for a discussion of the change in the effective income tax rate.

Operating Segment Review

General

Operating segments are components of our business for which separate financial information is available that is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing performance. We evaluate the performance of our operating segments based on net sales (excluding inter-company sales) and segment profit. The segment profit reflects income before discontinued operations, extraordinary items, interest expense, income taxes, depreciation, amortization, restructuring and other costs and other non-cash charges and net adjustments for certain unusual items. For more information on our operating segments, including a reconciliation of segment profit to income before taxes, see Note 8 to the consolidated financial statements included elsewhere in this report.

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

Summary of segment information (in millions of dollars):

	Pliant U.S.	Pliant Flexible Packaging	Pliant International	Pliant Solutions	Unallocated Corporate Expenses	Total
Quarter ended September 30, 2003
Net sales	$143.6	$57.5	$26.5	$11.1	$—	$238.7

Segment profit / (loss)	$22.8	$9.0	$1.0	$(5.4)	$(7.2)	$20.2

Quarter ended September 30, 2002
Net sales	$136.6	$55.0	$25.7	$12.9	$—	$230.2

Segment profit / (loss)	$19.9	$8.2	$2.2	$1.8	$(4.0)	$28.1

Nine Months ended September 30, 2003
Net sales	$432.0	$162.9	$82.2	$28.7	$—	$705.8

Segment profit / (loss)	$71.4	$24.4	$7.3	$(7.0)	$(16.8)	$79.3

Nine Months ended September 30, 2002
Net sales	$403.7	$153.2	$81.5	$18.9	$—	$657.3

Segment profit / (loss)	$68.3	$23.5	$12.0	$2.4	$(11.4)	$94.8

Three Months Ended September 30, 2003 Compared with the Three Months Ended September 30, 2002

Pliant U.S.

Net sales. The net sales of our Pliant U.S. segment increased $7.0 million, or 5.1%, to $143.6 million for the third quarter of 2003 from $136.6 million for the second quarter of 2002. This increase was primarily due to a 6.2% increase in our average selling prices, principally due to the pass-through of raw material price increases, partially offset by a decrease in sales volumes of 1.1%. The changes in sales volumes is discussed for each Pliant U.S. division below.

Net sales in our Industrial Films division increased $4.4 million, or 10.4%, to $46.6 million for the third quarter of 2003 from $42.2 million for the third quarter of 2002. This increase was principally due to an increase in our average selling prices of 10.6%, resulting from the pass-through of raw material price increases. Sales volumes for the quarter ended September 30, 2003 remained unchanged as compared to the same period in 2002. Net sales in our Specialty Films division increased $7.3 million, or 18.5%, to $46.7 million for the third quarter of 2003 from $39.5 million for the third quarter of 2002. This increase was principally due to an increase in our sales volume of 17.2% and an increase in our average selling prices of 1.1%. The sales volume in the Specialty Films division for the third quarter of 2003 included the transfer of certain businesses from our Converter Films division. Excluding the transfer of the business from our Converter Films division, the sales volume of our Specialty Films division increased 9.8% for the second quarter of 2003 as compared to the same period in 2002. The increase in sales volume was primarily the result of incremental sales from a new film line at our Washington, Georgia plant and increased sales to existing customers. Average selling prices increased due to the pass-through of raw material price increases and improvements in our sales mix. Net sales in our Converter Films division decreased $4.7 million, or 8.6%, to $50.2 million for the third quarter of 2003 from $54.9 million for the third quarter of 2002. This decrease was principally due to a decrease in our sales volume of 13.6%, partially offset by an increase in our average selling prices of 5.8% resulting from the pass-through of raw material price increases and improvements in sales mix. The sales volumes decreased primarily as a result of the slowdown in the economy and the transfer of business to our Specialty Films division. Excluding the transfer of business to the Specialty Films division, sales volume of the Converter Films division decreased 8.9% for the third quarter of 2003 as compared to the same period in 2002.

Segment profit. The Pliant U.S. segment profit was $22.8 million for the third quarter of 2003 as compared to $19.9 million for the third quarter of 2002. This increase was principally due to increased gross margins and lower Selling, General and Administrative costs partially offset by the 1.1% decrease in sales volumes discussed above.

Pliant Flexible Packaging

Net sales. The net sales of our Pliant Flexible Packaging segment increased $2.5 million, or 4.5%, to $57.5 million for the third quarter of 2003 from $55.0 million for the third quarter of 2002. This increase was principally due to an increase in our average selling prices of 6.9% partially offset by a decrease in sales volumes of 2.1%.

Segment profit. The Pliant Flexible Packaging segment profit increased $0.8 million, or 9.8%, to $9.0 million for the third quarter of 2003 from $8.2 million for the third quarter of 2002. This increase in segment profit was primarily due to higher gross margins, partially offset by the effect of the 2.1% decrease in sales volumes and higher selling general and administrative costs.

Pliant International

Net sales. The net sales of our Pliant International segment increased $0.8 million, or 3.1%, to $26.5 million for the third quarter of 2003 from $25.7 million for the third quarter of 2002. This increase was principally due to an increase in our average selling prices of 12.6% partially offset by a decrease in our sales volume of 8.2%. Average selling prices increased due to the pass-through of raw material price increases. Among other factors, our sales volumes were adversely affected by a reduction in sales of personal care films.

Segment profit. The Pliant International segment profit decreased $1.2 million to $1.0 million for the third quarter of 2003 from $2.2 million for the third quarter of 2002. The decrease was due principally to the decrease in sales volume. The gross margins in this segment remained relatively stable for the third quarter of 2003, as compared to the same period of 2002, as increases in raw material prices were largely offset by higher average selling prices. However, during the last month of the third quarter of 2003 we have seen a substantial deterioration in the margins of our Mexican operation due to the lack of sales to high margin customers. We expect this trend to continue until new business with higher margins is generated. In addition, we closed our facility in Brazil during the third quarter of 2003. See “Restructuring and Other Costs” above. The impact of this closure is not material to ongoing sales and segment profits of the Pliant International segment.

Pliant Solutions

Net sales. Net sales for our Pliant Solutions segment decreased $1.8 million or 14.0% to $11.1 million for the three months ended September 30, 2003 from $12.9 million for the three months ended September 30, 2002 principally due to a 6.0% decrease in sales volume and an 8.5 % decrease in average selling price. Sales volumes decreased due to lower sales to several major customers as a result of weak customer demand. Selling prices decreased principally due to a change in sales mix, resulting in reduced sales of high margin products.

Segment profit. The Pliant Solutions segment incurred a loss of $5.4 million for the third quarter of 2003, as compared to segment profit of $1.8 million for the same period in 2002. This decrease was due to the decrease in sales discussed above, higher raw material prices due to increases in resin prices and start-up problems for internally sourced material. In addition, a $2.6 million charge for excess and obsolete inventory was recorded due to product changes at several large customers.

Unallocated Corporate Expenses

Unallocated corporate expenses increased $3.2 million, or 80%, to $7.2 million for the third quarter of 2003 from $4.0 million for the third quarter of 2002. This increase was principally due to severance costs related to the recent organizational changes of approximately $1.1 million, increased lease expenses resulting from a sale-leaseback of equipment we entered into at the end of the third quarter of 2002, as well as increases in legal and consulting expenses partially offset by a reduction in travel expenses.

Nine Months Ended September 30, 2003 Compared with the Nine Months Ended September 30, 2002

Pliant U.S.

Net sales. The net sales of our Pliant U.S. segment increased $28.3 million, or 7.0%, to $432.0 million for the nine months ended September 30, 2003 from $403.7 million for the same period in 2002. This increase was primarily due to a 9.5% increase in our average selling prices, primarily due to the pass-through of raw material price increases, partially offset by a decrease in sales volumes of 2.3%. The change in sales volumes is discussed for each Pliant U.S. division below.

Net sales in our Industrial Films division increased $18.1 million, or 15.3%, to $136.6 million for the first nine months of 2003 from $118.5 million for the same period in 2002. This increase was principally due to an increase in our average selling prices of 15.2%, principally due to the pass-through of raw material price increases, and a 0.2% increase in our sales volumes. Net sales in our Specialty Films division increased $18.7 million, or 15.7%, to $137.6 million for the first nine months of 2003 from $118.9 million for the same period in 2002. This increase was principally due to an increase in our sales volume of 12.6%, an increase in our average selling prices of 2.8%. The increase in sales volume was primarily the result of incremental sales from a new film line at our Washington, Georgia plant and the transfer of business from our Converter Films division. Excluding the transfer of business from our Converter Films division, sales volume of our Specialty Films division increased 5.4% for the nine months ended September 30, 2003 as compared to the same period in 2002. Average selling prices increased due to the pass-through of raw material price increases and improvements in our sales mix. Net sales in our Converter Films division decreased $8.5 million, or 5.1%, to $157.8 million for the first nine months of 2003 from $166.3 million for the same period in 2002. This decrease was principally due to a decrease in our sales volume of 13.9%, partially offset by an increase in our average selling prices of 10.1% principally due to the pass-through of raw material price increases. The sales volumes decreased primarily as a result of the slowdown in the economy and the transfer of business to our Specialty Films division. Excluding the transfer of business to the Specialty Films division, sales volume of the Converter Films division decreased 9.4 % for the first nine months of 2003 as compared to the same period in 2002.

Segment profit. The Pliant U.S. segment profit was $71.4 million for the first nine months of 2003, as compared to $68.3 million for the same period in 2002. This increase was principally due to a decrease in Selling, General and Administrative costs partially offset by the effect of lower sales volumes discussed above. The affect of the increase in selling prices was almost entirely offset by the increase in raw material prices, except in the Specialty Films business. In the Specialty Films division, incremental volumes at lower margins and the competitive environment in the personal care business resulted in less than complete recovery of the increase in raw material prices.

Pliant Flexible Packaging

Net sales. The net sales of our Pliant Flexible Packaging segment increased $9.7 million, or 6.3%, to $162.9 million for the first nine months of 2003 from $153.2 million for the same period in 2002. This increase was principally due to an increase in our sales volumes of 1.6%, and an increase in our average selling prices of 4.7%.

Segment profit. The Pliant Flexible Packaging segment profit increased $0.9 million, to $24.4 million for the first nine months of 2003 from $23.5 million for the same period of 2002. This increase in segment profit was primarily due to the effect of the increase in sales volume discussed above and slightly higher gross margins partially offset by higher Selling, General and Administrative expenses as a result of operating as a separate segment.

Pliant International

Net sales. The net sales of our Pliant International segment increased $0.7 million, or 0.9%, to $82.2 million for the first nine months of 2003 from $81.5 million for the same period in 2002. This increase was principally due to an increase in our average selling prices of 10.6% partially offset by a decrease in our sales volume of 8.7%. Among other factors, our sales volumes were adversely affected by a reduction in sales of personal care films sold by our operation in Mexico. Average selling prices increased due to the pass-through of raw material price increases.

Segment profit. The Pliant International segment profit decreased $4.7 million to $7.3 million for the first nine months of 2003 from $12.0 million for the same period in 2002. The decrease was due principally to the decrease in sales volume discussed above and a decrease in gross margins. The decrease in gross margins was principally due to higher conversion costs primarily at our facility in Mexico.

Pliant Solutions

Our Pliant Solutions segment was created following the Decora acquisition in May 2002. Therefore, a discussion of results of operations for this segment as compared to the nine months ended September 30, 2002 is not presented.

Pliant Solutions had net sales of $28.7 million and a segment loss of $7.0 million for the first nine months of 2003.

Unallocated Corporate Expenses

Unallocated corporate expenses increased $5.4 million or 47.4% to $16.8 million for the first nine months of 2003 from $11.4 million for the same period in 2002. This increase was principally due to $1.1 million of severance costs related to recent organizational changes, increased lease expenses based on a sale-leaseback of equipment we entered into at the end of the third quarter of 2002, as well as increases in legal and consulting expenses partially offset by a reduction in travel expenses.

Liquidity and Capital Resources

Our principal sources of funds are cash generated by our operations and borrowings under our credit facilities. In addition, we have raised funds through the issuance of our senior subordinated notes and the sale of shares of our preferred stock.

Credit facilities

As amended, our credit facilities consist of:

•	tranche A term loans in an aggregate principal amount of $9.6 million outstanding as of September 30, 2003;

•	Mexico term loans in an aggregate principal amount of $24.2 million outstanding as of September 30, 2003;

•	tranche B term loans in an aggregate principal amount of $185.8 million outstanding as of September 30, 2003; and

•	revolving credit facility in an aggregate principal amount of up to $100 million. The available borrowing under this facility is limited by letters of credit outstanding and other limitations to total debt incurrence. See discussion in “Liquidity” below.

Under the $100 million revolving credit facility discussed above, up to $30.0 million (plus an additional amount up to $40.0 million to support certain borrowings by our principal Mexican subsidiary) of the revolving credit facility is available in the form of letters of credit.

Compliance with financial covenants

Our credit facilities currently require us to maintain certain key financial ratios on a quarterly basis. These key ratios include a leverage ratio and an interest coverage ratio. Effective March 24, 2003, we entered into an amendment (the

“Amendment”) of our credit facilities to, among other things, permit us to issue up to $50 million of our common stock, qualified preferred stock, warrants to acquire our common stock or qualified preferred stock, or any combination of our common stock, qualified preferred stock or warrants, or other capital contributions with respect to our common stock or qualified preferred stock. The Amendment also adjusted certain financial covenants, including the leverage and interest coverage ratios. As a condition to the effectiveness of the Amendment, we agreed to issue 10,000 shares of our Series A preferred stock and warrants to purchase 43,962 shares of our common stock to J.P. Morgan Partners (BHCA), L.P. (“J.P. Morgan Partners”), and J.P. Morgan Partners agreed to purchase such shares and warrants for $10 million. We completed this sale on March 25, 2003. All of the proceeds of this sale were used to reduce our term debt. In addition, the Amendment allows us to issue an additional $40 million of equity securities between March 25, 2003 and March 31, 2005 in order to obtain cash to reduce the revolving borrowings and/or term borrowings under our credit facilities. J.P. Morgan Partners is required to purchase up to $25 million of such additional equity securities to the extent necessary to enable us to meet our leverage ratio or the first lien leverage ratio specified in the Amendment at the end of any calendar quarter or fiscal year ending on or before December 31, 2004. Any such additional issuance of Series A preferred stock to J.P. Morgan Partners will also include warrants to purchase 4.3962 shares of our common stock for every $1,000 face amount of preferred stock issued. Our obligations to issue, and J.P. Morgan Partners’ obligation to purchase such equity securities are set forth in a Securities Purchase Agreement dated as of March 25, 2003. Generally, if we are required to issue any portion of such $25 million of equity securities under the Amendment with respect to any fiscal quarter in 2003, we must use 50% of the net proceeds from the issuance of any such equity securities to reduce our revolving borrowings, and 50% to reduce our term borrowings. If we are required to issue any such equity securities under the Amendment with respect to any fiscal quarter in 2004, we must use 100% of the net proceeds to reduce our term borrowings. The issuance of the remaining $15 million of equity securities is voluntary on our part, and neither J.P. Morgan Partners nor any other person is required to purchase such equity securities. We incurred an amendment fee of $2.2 million in connection with the Amendment. We also incurred approximately $0.5 million of legal and administrative expenses in connection with negotiating the Amendment and the issuance of 10,000 shares of Series A preferred stock and related warrants.

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

At September 30, 2003, we were in compliance with the financial covenants contained in our credit facilities, as amended. As always, our ability to continue to maintain compliance with these financial covenants will depend on our future earnings and cash flows. As described above, we can raise up to $25 million pursuant to J.P. Morgan Partners’ commitment to purchase additional equity securities to the extent necessary to enable us to comply with the leverage ratios contained in the credit facilities. Our ability to comply with the interest coverage ratio, however, will depend on our earnings and cash flows. Based on year-to-date earnings and forecasted earnings and cash flows for the fourth quarter, it is uncertain whether we will satisfy the interest coverage ratio for the twelve month period ending December 31, 2003. If we are unable to obtain an appropriate waiver or amendment, if necessary, the failure to comply with the financial covenants would cause us to be in default under our credit facilities. Any such default would have a material adverse effect on our liquidity and financial condition. As a result, if required, we intend to request a waiver of this covenant or an amendment to our credit facilities. On several occasions in the past, we have successfully obtained amendments adjusting the financial covenants contained in our credit facilities to levels that would permit us to comply. However, we cannot assure you that we can obtain additional amendments.

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

Preferred stock

We have approximately $141 million of Series A Cumulative Exchangeable Redeemable Preferred Stock outstanding. The Series A preferred stock accrues dividends at the rate of 14% per annum; however, our board of directors has never declared or paid any dividends on the Series A preferred stock. Unpaid dividends accumulate and are added to the liquidation amount of the Series A preferred stock. The total liquidation amount as of September 30, 2003, including unpaid dividends is approximately $181 million. After May 31, 2005 the annual dividend rate increases to 16% unless we pay dividends in cash. The dividend rate also increases to 16% if we fail to comply with certain of our obligations or upon certain events of bankruptcy. The Series A Preferred Stock is mandatorily redeemable on May 31, 2011.

Net Cash Used in Operating Activities

Net cash used in operating activities was $23.7 million for the nine months ended September 30, 2003, a decrease of $66.2 million, as compared to net cash provided by operations of $42.5 million for the same period in 2002. This decrease was largely due to a decrease in operating results and changes in working capital items, including increases in accounts receivable, inventories and significant decreases in accounts payable and accrued liabilities. Accounts receivable increased principally due to increases in selling prices for our products. Inventories increased principally due to higher raw material prices. Accounts payable and accrued liabilities decreased principally due to revised payment terms with our raw material suppliers due to the increased liquidity as a result of the recent financing.

Net Cash Used in Investing Activities

Net cash used in investing activities was $14.4 million for the nine months ended September 30, 2003, as compared to $37.5 million for the same period in 2002. Capital expenditures for the first nine months of 2003 were principally for ongoing maintenance. Capital expenditures in the first nine months of 2002 were primarily for expansion projects as well as ongoing maintenance costs. In addition, net cash used in investing activities for the nine month ended September 30, 2002 included $20.6 million for the purchase of the Decora business and $1.5 million for the purchase of Roll-O-Sheets. In addition, during the nine months ended September 30, 2002 we received $15.0 million of sales proceeds through a sale and lease back transaction and $3.6 million from the sale of land and buildings.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $46.8 million for the nine months ended September 30, 2003, as compared to net cash used in financing activities of $8.7 million for the nine months ended September 30, 2002. The activity for the first nine months of 2003 includes the net proceeds from the issuance of $10 million of Series A preferred stock and warrants, the net proceeds from the issuance of $250 million principal amount of senior secured notes in May 2003, and the use of these proceeds to repay term debt. In addition, we paid $10.5 million in financing fees for a related amendment to our credit facilities and the issuance of the Series A preferred stock and warrants. The activity for both periods also includes scheduled principal payments on our term loans and borrowings and repayments under our revolving credit facility.

Liquidity

As of September 30, 2003, we had approximately $95.3 million of working capital. As of September 30, 2003, we had approximately $88.0 million available for borrowings under our $100.0 million revolving credit facility, with no outstanding borrowings and approximately $6.7 million of letters of credit issued under our revolving credit facility. Our outstanding borrowings under our revolving credit facility fluctuate significantly during each quarter as a result of the timing of payments for raw materials, capital and interest, as well as the timing of customer collections.

As of September 30, 2003, we had approximately $10.0 million in cash and cash equivalents. A portion of this amount was held by our foreign subsidiaries. Repatriation tax rates may limit our ability to access cash and cash equivalents generated by our foreign operations for use in our U.S. operations, including to pay principal and interest on outstanding borrowings.

We expect that our total capital expenditures will be approximately $20 million to $30 million in each of 2003 and 2004. These expenditures will consist of ongoing maintenance of business projects, productivity improvement projects and minor expansion of business and growth projects.

The following table sets forth our total contractual cash obligations as of September 30, 2003 (in thousands):

		Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt (including capital lease obligations)	$784,131	$4,542	$31,246	$186,113	$562,230
Operating leases	59,056	12,421	21,765	12,979	11,891
Redeemable preferred stock	180,769	—	—	—	180,769

Total contractual cash obligations	$1,023,956	$16,963	$53,011	$199,092	$754,890

After giving effect to payments made through September 30, 2003, our estimated debt service for the remainder of 2003 is approximately $26.3 million, consisting solely of interest payments. Although our outstanding preferred stock accrues dividends, these dividends are only paid if declared. We do not expect to pay any dividends on our preferred stock for the foreseeable future.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. These risks include, but are not limited to: general economic and business conditions, particularly an economic downturn; industry trends; increases in our leverage; interest rate increases; changes in our ownership structure; raw material costs and availability, particularly resin; competition; the loss of any of our significant customers; changes in the demand for our products; new technologies; changes in distribution channels or competitive conditions in the markets or countries in which we operate; costs of integrating any future acquisitions; loss of our intellectual property rights; foreign currency fluctuations and devaluations and political instability in our foreign markets; changes in our business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; and increases in the cost of compliance with laws and regulations, including environmental laws and regulations. Each of these risks and certain other uncertainties are discussed in more detail in the 2002 10-K and in our Registration Statements on Form S-1 (file no. 333-106432), as amended, and on Form S-4 (File No 333-107843 filed with the Securities and Exchange Commission. There may be other factors, including those discussed elsewhere in this report that may cause our actual results to differ materially from the forward-looking statements. Any forward-looking statements should be considered in light of these factors.

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

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a	)	The following exhibits are filed with this report.

10.1		Consulting Agreement, dated as of August 24, 2003, between Pliant Corporation and Edward A. Lapekas (incorporated by reference to Exhibit 10.63 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-107843)).

10.2		Separation Agreement, dated as of August 27, 2003, between Pliant Corporation and Elise H. Scroggs (incorporated by reference to Exhibit 10.65 to Pliant Corporation’s Registration Statement of Form S-4 (File No. 333-107843)).

10.3		Separation Agreement, dated as of September 8, 2003, between Pliant Corporation and Jack E. Knott (incorporated by reference to Exhibit 10.64 to Pliant Corporation’s Registration Statement of Form S-4 (File No. 333-107843)).

10.4		Retention Bonus Agreement, dated as of September 26, 2003, between Pliant Corporation and Stanley B. Bikulege.

10.5		Retention Bonus Agreement, dated as of September 26, 2003, between Pliant Corporation and Len Azzaro.

31.1		Rule 15d-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Rule 15d-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32		Section 1350 Certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b	)	During or following the quarter ended September 30, 2003, we filed the following reports on Form 8-K:

		Date Filed	Items Reported

		August 13, 2003	Items 9 and 12, “Regulation FD Disclosure and Results of Operations and Financial Condition”

		August 25, 2003	Item 5, “Other Events”

		October 22, 2003	Item 5, “Other Events”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLIANT CORPORATION

By:	/s/ BRIAN E. JOHNSON

BRIAN E. JOHNSON Executive Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial and Accounting Officer)

Date: November 12, 2003

INDEX TO EXHIBITS

Exhibits

10.1	Consulting Agreement, dated as of August 24, 2003, between Pliant Corporation and Edward A. Lapekas (incorporated by reference to Exhibit 10.63 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-107843)).

10.2	Separation Agreement, dated as of August 27, 2003, between Pliant Corporation and Elise H. Scroggs (incorporated by reference to Exhibit 10.65 to Pliant Corporation’s Registration Statement of Form S-4 (File No. 333-107843)).

10.3	Separation Agreement, dated as of September 8, 2003, between Pliant Corporation and Jack E. Knott (incorporated by reference to Exhibit 10.64 to Pliant Corporation’s Registration Statement of Form S-4 (File No. 333-107843)).

10.4	Retention Bonus Agreement, dated as of September 26, 2003, between Pliant Corporation and Stanley B. Bikulege.

10.5	Retention Bonus Agreement, dated as of September 26, 2003, between Pliant Corporation and Len Azzaro.

31.1	Rule 15d-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 15d-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.