Form 10-K
period 2003-12-31
PLIANT CORP
filed 2004-03-26
CIK 1049442

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒         NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  YES  ☐         NO  ☒

At March 23, 2004 there were 571,711 outstanding shares of the Registrant’s common stock.  As of June 30, 2003, 66,369, or approximately 12%, of the outstanding shares of the Registrant’s common stock were held by persons other than affiliates of the Registrant.  There is no established trading market for the Registrant’s common stock and, therefore, the aggregate market value of shares held by non-affiliates cannot be determined by reference to recent sales or bid and asked prices.

This report contains certain forward-looking statements that involve risks and uncertainties, including statements about our plans, objectives, goals, strategies and financial performance.  Our actual results could differ materially from the results anticipated in these forward-looking statements.  Some of the factors that could negatively affect our performance are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement for Forward-Looking Information” and elsewhere in this report.

PART I

ITEM 1.          BUSINESS

General

Pliant Corporation (“Pliant,” the “Company,” “we” or “us”), with 2003 revenues of approximately $929.4 million, is one of North America’s leading manufacturers of value-added films and flexible packaging for food, personal care, medical, agricultural and industrial applications.  We offer some of the most diverse product lines in the film industry and have achieved leading positions in many of these product lines.  We operate 25 manufacturing and research and development facilities worldwide and we currently have approximately 1.0 billion pounds of annual production capacity.

Pliant has a proud lineage and heritage via its acquisitions and traces back many decades.  We have combined strategic acquisitions, internal growth, product innovation and operational improvements to grow our business from net sales of $310.8 million in 1996 to $929.4 million in 2003.  We have been an industry leader in capex spending and have invested heavily to expand our capabilities and value-added product offerings for our customers.  Between January 1, 2000 and December 31, 2003, we invested a total of $190.6 million to expand, upgrade and maintain our asset base and information systems.

Recapitalization

On May 31, 2000, we consummated a recapitalization pursuant to an agreement dated March 31, 2000 among us, our then existing stockholders and an affiliate of J.P. Morgan Partners, LLC, whereby the affiliate acquired majority control of our common stock.  The total consideration paid in the recapitalization was approximately $1.1 billion, including transaction costs.  Pursuant to the recapitalization agreement:

•      we redeemed all of the shares of our common stock held by Jon M. Huntsman, our founder, then majority stockholder and then Chairman of the Board;

•      an affiliate of J.P. Morgan Partners, LLC purchased approximately one-half of the shares of our common stock held collectively by The Christena Karen H. Durham Trust and by members of our current and former senior management;

•      an affiliate of J.P. Morgan Partners, LLC and certain other institutional investors purchased shares of common stock directly from us;

•      the trust and the management investors at that time retained or “rolled-over” approximately one-half of the shares of our common stock collectively owned by them prior to the recapitalization; and

•      we issued to an affiliate of J.P. Morgan Partners, LLC and to certain other institutional investors a new series of senior cumulative exchangeable redeemable preferred stock and detachable warrants for our common stock.

Controlling Shareholders

J.P. Morgan Partners (BHCA), L.P. and/or affiliates own approximately 55% of our outstanding common stock, 74% of our detachable warrants to purchase common stock issued in connection with our preferred stock and 59% of our outstanding preferred stock, subject to certain preemptive rights with respect to 10,000 shares of preferred stock issued on March 25, 2003.  J.P. Morgan Partners, LLC serves as investment advisor to J.P. Morgan Partners (BHCA), L.P.  J.P. Morgan Partners, LLC is the private equity group of J.P. Morgan Chase & Co., which is one of the largest financial holding companies in the United States.  J.P. Morgan Partners, LLC is a global partnership, with approximately $21 billion in capital under management as of December 31, 2003.  It is a leading provider of equity capital for middle market buyouts, growth equity and venture capital and has closed over 1,300 individual transactions since its inception in 1984.

Recent Developments

In October 2003, Harold C. Bevis was appointed as our President and Chief Executive Officer and was elected to our Board of Directors.  Edward A. Lapekas, who had served as our interim Chief Executive Officer since the August 24, 2003 termination of Jack E. Knott II, was named the Non-Executive Chairman of our Board of Directors.  We entered into a consulting agreement with Mr. Lapekas and a separation agreement with Mr. Knott in 2003.  In November 2003, R. David Corey was named our Executive Vice President of Global Operations and was promoted to Executive Vice President and Chief Operating Officer in March 2004.  On August 29, 2003, Elise H. Scroggs resigned as an Executive Vice President and we entered into a separation agreement with Ms. Scroggs.  Len Azzaro, former Executive Vice President, Flexible Packaging resigned on February 15, 2004.  Stanley Bikulege, former Executive Vice President and Group President resigned on March 12, 2004.  Mr. Bevis has established a flatter and simpler organization for Pliant going forward.

Sale of Senior Secured Discount Notes

On February 17, 2004, we completed the sale of $306,000,000 in aggregate principal amount at maturity of 11 1/8% Senior Secured Discount Notes due 2009 (the “Senior Secured Discount Notes”).  The net proceeds from such sale in the amount of $220.2 million (after deducting underwriters’ fees) together with borrowings of $19.4 million under our new revolving credit facility described below, were used to pay off our then existing term loan facilities in the amount of $219.6 million and our then existing revolving loan facility of $20 million. (See Item 7 –Management’s Discussion and Analysis of Financial Conditions and Results of Operations”)

New Revolving Credit Facility

On February 17, 2004, we terminated our then existing credit facilities and entered into a new revolving credit facility in the principal amount of up to $100 million. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.)

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

All industry data presented in this report are for the year ended December 31, 2002.  Unless otherwise indicated, the market share and industry data used throughout this report were obtained primarily from internal company surveys and management estimates based on these surveys and our management’s knowledge of the industry.  We have not independently verified any of the data from third-party sources.  Similarly, internal company surveys and management estimates, while we believe them to be reliable, have not been verified by any independent sources.  While we are not aware of any misstatements regarding our industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations––Cautionary Statement for Forward-Looking Information” in this report.

Products, Markets and Customers

Our products are sold into numerous markets for a variety of end uses. Operating segments are components of our business for which separate financial information is available that is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing performance. During the first quarter of 2003, we reorganized our operations under four operating segments: Pliant U.S., Pliant Flexible Packaging, Pliant International and Pliant Solutions and our financial information contained in this report is presented on that basis. For more information on our operating segments and geographic information, see Note 14 to the consolidated financial statements included elsewhere in this report.

Pliant U.S.

Our Pliant U.S. segment manufactures and sells films and other flexible packaging products primarily in the United States. Our Pliant U.S. segment accounted for 61.1%, 61.0% and 63.2% of our net sales for the years ended December 31, 2003, 2002 and 2001, respectively. The principal products of our Pliant U.S. segment include personal care and medical films, converter films, agricultural films, stretch films and PVC films.

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

Converter Films.  We are North America’s largest producer of converter films. Converter films are sold to converters of flexible packaging who laminate them to foil, paper or other films, and/or print them, and ultimately fabricate them into the final flexible packaging product. Our converter films are a key component in a wide variety of flexible packaging products. Generally, our converter films add value by providing the final packaging product with specific performance characteristics.

Agricultural Films.  We are a leading manufacturer of polyethylene mulch films that are sold to fruit and vegetable growers and to nursery operators. Our mulch films are used extensively in North America and Latin America. Commercial growers of crops like peppers, tomatoes, cucumbers and strawberries are the primary consumers of our mulch films. We are one of North America’s two largest producers of mulch films.

Stretch Films.  Our stretch films are used to bundle, unitize and protect palletized loads during shipping and storage. Stretch films continue to replace more traditional packaging, such as corrugated boxes and metal strapping, because of stretch films’ lower cost, higher strength, and ease of use. We are North America’s fourth largest producer of stretch films.

PVC Films.  Our PVC films are used by supermarkets, delicatessens and restaurants to wrap meat, cheese and produce. PVC films are preferred in these applications because of their clarity, elasticity and cling. We also produce PVC films for laundry and dry cleaning bags. Finally, we produce PVC films that are repackaged by us and other companies in smaller cutterbox rolls for sale in retail markets in North America, Latin America and Asia. We are the third largest producer of PVC films in North America.

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

(dollars in millions)	2003	2002	2001

Net sales, excluding intercompany sales:
Industrial Films	$183.4	$158.7	$161.5
Specialty Films	179.0	155.9	158.7
Converter Films	206.3	221.0	210.6
Total Pliant U.S.	$568.7	$535.6	$530.8

Pliant Flexible Packaging

Our Pliant Flexible Packaging segment manufactures and sells printed film and packaging products primarily in the United States. Our Pliant Flexible Packaging segment accounted for 23.4%, 23.5% and 24.4% of our net sales for the years ended December 31, 2003, 2002, and 2001, respectively. The principal products of our Pliant Flexible Packaging segment include printed products and barrier films.

Printed Products.  Our printed products include printed rollstock, bags and sheets used to package food, consumer goods and personal care products. Printed bags or rollstock are sold to bakeries, fresh and frozen food processors, manufacturers of personal care products, textile manufacturers and other dry goods processors. We are the leading manufacturer of films used for frozen foods packaging in North America. In addition, we are the second largest manufacturer of films for the bread and bakery goods market in North America.

Barrier Films.  We manufacture a variety of barrier films, primarily for food packaging. We are North America’s second largest producer of films for cookie, cracker and cereal box liners. We are also a leading manufacturer of barrier films for liners in multi-wall pet food bags, frozen baked goods and dry mix packaging.

Pliant International

Our Pliant International segment manufactures and sells films and other flexible packaging products. We have manufacturing operations located in Australia, Canada, Germany and Mexico. These operations service Australia, Southeast Asia, Latin America, Canada, Europe and Mexico. In addition, our operation in Mexico provides the film for our Pliant Solutions segment. Our Pliant International segment accounted for 11.7%, 12.3% and 12.4% of our net sales for the years ended December 31, 2003, 2002 and 2001, respectively. The principal products of our Pliant International segment vary depending on the particular country or region.

Mexico

Our facility in Mexico produces a variety of films and flexible packaging products. These products are sold throughout North America. Our facility in Mexico manufactures rollstock films, printed rollstock and bags and personal care films. We also sell stretch films and PVC films manufactured by our U.S. plants in Mexico.

Personal Care Films.  We believe we are a leading supplier of personal care films in Mexico. We produce both printed and unprinted films for use in disposable diapers, feminine care products and adult incontinence products.

Printed Products.  Our facility in Mexico produces printed rollstock, bags and sheets used to package food and consumer products.

Barrier Films.  We manufacture co-extruded barrier films in our Mexico facility. These films are used for cookie, cracker and cereal box liners.

Stretch and Shrink Films.  We believe we are a leading supplier of stretch and shrink films in Mexico. Stretch films are used to bundle, unitize and protect palletized loads during shipment and storage. These stretch films are manufactured by our U.S. plants. Shrink film is produced in our Mexican operations as well as our U.S. plants for sale into this region.

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

Canada

We are a leading supplier of converter films in Canada. We manufacture converter films at both our Canadian facilities and our U.S. facilities for sale in Canada. In Canada, we sell our converter films primarily to converters of flexible packaging, distributors and end users. We also sell stretch films and PVC films manufactured by our U.S. plants in Canada.

Pliant Solutions

Our Pliant Solutions segment consists primarily of the consumer products business we acquired from Decora Industries (“Decora”) in May 2002. Net sales of the Pliant Solutions segment since the acquisition date accounted for 3.2% of our net sales in 2002. Net sales for the Pliant Solutions segment for the year ended December 31, 2003 were 3.8% of our net sales. Our Pliant Solutions segment markets and distributes decorative and surface coverings, including self-adhesive and non-adhesive coverings, primarily in the United States and Canada. We market these consumer products primarily under the Con-Tact® brand name, which is considered to be the most recognized brand of consumer decorative and surface coverings.

Decorative and surface coverings are manufactured through the conversion of various films into consumer packaged goods. These products are sold by retailers to consumers for a wide range of applications, including shelf-lining, decorative accenting, glass covering, surface repair, resurfacing and arts and crafts projects. Product lines currently marketed by our Pliant Solutions segment under the Con-Tact® brand name include multipurpose decorative coverings, Shelf Liner®, Grip Liner® and glass coverings. Consumers purchase these products based upon their ease of application, design, durability and price.

We believe we are the largest provider of decorative and surface coverings in the United States, which we attribute to the strength of our Con-Tact® brand name. In North America, we sell our Con-Tact® brand products primarily to retailers, including mass merchants, home centers, specialty stores, grocery stores, and drug stores.

Sales and marketing

Because of our broad range of product offerings and customers, our sales and marketing efforts are generally specific to a particular product, customer or geographic region. We market in various ways, depending on both the customer and the product. For large accounts, our intent is to make it easy for those customers to buy all Pliant products from a single sales person. For product-focused accounts, our intent is to crisply sell the exact products those customers desire from product-specialized sales people.

Our products are sold through three sales channels-customer direct, independent brokers and distributors.  We are firmly committed to all three channels. The majority of our converter films are sold by our own direct sales force. These salespeople are supported by customer service and technical specialists assigned to each salesperson, and in some cases, to specific customers. In addition, certain of our personal care and barrier films, and all of our agricultural films are sold through brokers in the United States. Most of our printed products are sold domestically through brokers. National grocery chains and some smaller customer accounts are serviced by our own direct sales force.

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

No single customer accounted for more than 10% of our net sales for the year ended December 31, 2003.

Manufacturing

Between January 1, 2000 and December 31, 2003, excluding acquisitions, we have invested a total of $190.6 million to expand, upgrade and maintain our asset base and information systems. With 25 plants, we are often able to allocate lines to specific products. Our multiple manufacturing sites and varied production capabilities also allow us to offer multiple plant service to our national customers. Generally, our manufacturing plants operate 24 hours a day, seven days a week.

We manufacture our film products using both blown and cast extrusion processes. In each process, thermoplastic resin pellets are combined with other resins, plasticizers or modifiers in a controlled, high temperature, pressurized process to create films with specific performance characteristics. Blown film is produced by extruding molten resin through a circular die and chilled air ring to form a bubble. In the cast film process, molten resin is extruded through a horizontal die onto a chill roll, where the film is quickly cooled. These two basic film manufacturing processes produce films with uniquely different performance characteristics. Cast films are generally clearer, softer and more uniform in thickness. Blown films offer enhanced physical properties, such as increased tear and puncture resistance and better barrier protection.

We also produce a significant amount of printed films and bags. We employ both flexographic and rotogravure printing equipment in our printing operations.

Technology and research and development

We believe our technology base and research and development provide critical support to our business and customers. Our research and development group provides the latest resin and extrusion technology to our manufacturing facilities and allows us to test new resins and process technologies. Our technical center in Newport News, Virginia has a pilot plant that allows the technical center to run commercial “scale-ups” for new products. We are able to use our broad product offerings and technology to transfer technological innovations from one market to another.

Our technical representatives often work with customers to help them develop new, more competitive products. This allows us to enhance our relationships with these customers by providing the technical service needed to support commercialization of new products and by helping them to improve operational efficiency and quality throughout a product’s life cycle.

We spent $7.3 million, $8.1 million and $9.8 million on research and development for the years ended December 31, 2003, 2002 and 2001, respectively, before giving effect to revenues from pilot plant sales. In addition, we participate in several U.S. government funded research and development programs.

Intellectual property rights

Patents, trademarks and licenses are significant to our business. We have patent protection on many of our products and processes, and we regularly apply for new patents on significant product and process developments. We have registered trademarks on many of our products. We also rely on unpatented proprietary know-how, continuing technological innovation and other trade secrets to develop and maintain our competitive position. In addition to our own patents, trade secrets and proprietary know-how, we license from third parties the right to use some of their intellectual property. Although we constantly seek to protect our patents, trademarks and other intellectual property, our precautions may not provide meaningful protection against competitors and the value of our trademarks could be diluted.

Raw materials

Polyethylene, PVC, polypropylene and other resins and additives constitute the major raw materials for our products. We purchase most of our resin from major oil companies and petrochemical companies in North America. For the year ended December 31, 2003, resin costs comprised approximately 60% of our total manufacturing costs. The price of resins is a function of, among other things, manufacturing capacity, demand, and the price of crude oil and natural gas feedstocks. Resin shortages or significant increases in the price of resin could have a significant adverse effect on our business.

Over the past several months, we have experienced a period of uncertainty with respect to resin supplies and prices. High crude oil and natural gas pricing, resulting in part from harsh winter weather conditions in the eastern United States, have had a significant impact on the price and supply of resins. During the same period, many major suppliers of resin have announced price increases to cover their increases in feedstock costs. While the prices of our products generally fluctuate with the price of resins, certain of our customers have contracts that limit our ability to pass the full cost of higher resin pricing through to our customers immediately. Further, competitive conditions in our industry may make it difficult for us to sufficiently increase our selling prices for all customers to reflect the full impact of increases in raw material costs. If this period of high resin pricing continues, we may be unable to pass on the entire effect of the price increases to our customers, which would adversely affect our profitability and working capital. In addition, further increases in crude oil and natural gas prices could make it difficult for us to obtain an adequate supply of resin from manufacturers affected by these factors.

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

Employees

As of December 31, 2003, we had approximately 3,250 employees, of which approximately 950 employees were subject to a total of 11 collective bargaining agreements that expire on various dates between February 19, 2004 and March 7, 2007. The collective bargaining agreement covering our Toronto union employees expired on February 19, 2004. We are currently operating under an informal extension of the terms of that agreement and are in negotiations with the union for a new collective bargaining agreement. We consider our current relations with our employees to be good. However, if major work disruptions were to occur, our business could be adversely affected.

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

Available Information

We file annual, quarterly and current reports and other information with the Securities and Exchange Commission (the ‘‘SEC’’ or the ‘‘Commission’’).  You can inspect and copy these materials at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  Copies of these materials can also be obtained by mail at prescribed rates from the SEC’s Public Reference Room at the above address.  You can obtain information about the Public Reference Room by calling the SEC at 1-800 SEC-0330.  The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The address of the SEC’s Internet site is http://www.sec.gov.

We maintain an Internet web site at http://www.pliantcorp.com.  We do not currently make our annual, quarterly and current reports available on or through our web site.  We do not have publicly traded stock, and copies of our reports are mailed to holders of our outstanding debt securities under the terms of our indentures.  In addition, we believe virtually all of our investors and potential investors in our debt securities have access to our reports through the SEC’s web site or commercial services.  Therefore, we do not believe it is necessary to make our reports available through our web site.  We also provide electronic or paper copies of our filings free of charge upon request.

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

Risk Factors

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report.  The following risks and uncertainties, together with those discussed in our Registration Statement on Form S-1 (file no. 333-106432), as amended, which was declared effective by the Securities and Exchange Commission in August, 2003, are among the factors that could cause our actual results to differ materially from the forward-looking statements made in this report.  There may be other factors, including those discussed elsewhere in this report, that may cause our actual results to differ materially from the forward-looking statements.  Any forward-looking statements should be considered in light of these factors.

Substantial Leverage

We are highly leveraged, which means that we have a large amount of indebtedness relative to our stockholders’ deficit.  We are highly leveraged particularly in comparison to some of our competitors.  Our high degree of leverage may materially limit or impair our ability to obtain additional financing in the future for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes.  In addition, a substantial portion of our cash flows from operations must be dedicated to the payment of principal and interest on our indebtedness, and is not available for other purposes, including our operations, capital expenditures and future business opportunities.  Our borrowings, under our new revolving credit facility are at variable rates of interest, exposing us to the risk of increased interest rates.  Our leveraged position and the covenants contained in our debt instruments may also limit our flexibility to adjust to changing market conditions and limit our ability to withstand competitive pressures, thus putting us at a competitive disadvantage.  We may be vulnerable in a downturn in general economic conditions or in our business or be unable to carry out capital spending that is important to our growth and productivity improvement programs.

Ability to Service Indebtedness

Our estimated annual debt service in 2004 is approximately $80.7 million, consisting of $1.0 million of scheduled mandatory principal payments, and approximately $79.7 million of interest payments.

Our ability to make scheduled payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control.  These factors include fluctuations in product demand or interest rates, unscheduled plant shutdowns, increased operating costs, raw material and product prices and regulatory developments.  We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness.  We cannot assure you that any such alternative measures would be successful or would permit us to meet our scheduled debt service obligations.  If any such short falls occur and/or if such financing is not available to us, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations.  Our new revolving credit facility and indentures restrict our ability to dispose of assets and use the proceeds from the disposition.  We may not be able to consummate those dispositions or to obtain the proceeds which we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due.

Default on Obligations

If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness (including covenants in our indentures and credit facility), we could be in default under the terms of the agreements governing such indebtedness, including our indentures and revolving credit facility.  In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the credit facility could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation.  If our operating performance declines, we may, in the future, need to obtain waivers from the required lenders under our credit facility to avoid being in default.  If we breach our covenants under the new revolving credit facility and seek a waiver, we may not be able to obtain a waiver from the required lenders.  If this occurs, we could be in default under the new revolving credit facility and the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

Exposure to Fluctuations in Resin Prices and Dependence on Resin Supplies

A sudden increase in resin prices or the loss of a key resin supplier could lead to increased costs and lower profit margins. We use large quantities of polyethylene, PVC, polypropylene and other resins in manufacturing our products. For the year ended December 31, 2003, resin costs comprised approximately 60% of our total manufacturing costs. Significant increases in the price of resins would increase our costs, reduce our operating margins and impair our ability to service our debt unless we were able to pass all of the increase on to our customers. The price of resins is a function of, among other things, manufacturing capacity, demand, and the price of crude oil and natural gas feedstocks. Since the resins used by us are derived from petroleum and natural gas, instability in the world markets for petroleum and natural gas could adversely affect the prices of our raw materials and their general availability. We may not be able to pass such increased costs on to customers. In addition, we rely on certain key suppliers of resin for most of our resin supply. Some of this resin has characteristics proprietary to the supplier. The loss of a key source of supply, our inability to obtain resin with desired proprietary characteristics, or a delay in shipments could adversely affect our revenues and profitability and force us to purchase resin in the open market at higher prices. We may not be able to make such open market purchases at prices that would allow us to remain competitive. See “Management’s discussion and analysis of financial condition and results of operations” and “Business - Raw materials.”

Over the past several months, we have experienced a period of uncertainty with respect to resin supplies and prices. High crude oil and natural gas pricing, resulting in part from harsh winter weather conditions in the eastern United States, have had a significant impact on the price and supply of resins. During the same period, many major suppliers of resin have announced price increases to cover their increases in feedstock costs. During March 2004, we have seen some decreases in resin prices. While the prices of our products generally fluctuate with the price of resins, certain of our customers have contracts that limit our ability to pass the full cost of higher resin pricing through to our customers immediately. Further, competitive conditions in our industry may make it difficult for us to sufficiently increase our selling prices for all customers to reflect the full impact of increases in raw material costs. If this period of high resin pricing continues, we may be unable to pass on the entire effect of these price increases to our customers, which would adversely affect our profitability and working capital. In addition, further increases in crude oil and natural gas prices could make it difficult for us to obtain an adequate supply of resin from manufacturers affected by these factors.

Competition

We operate in highly competitive markets and our customers may not continue to purchase our products, which could lead to our having reduced revenues and loss of market share. The markets in which we operate are highly competitive on the basis of service, product quality, product innovation and price. Small and medium-sized manufacturers that compete primarily in regional markets service a large portion of the film and flexible packaging market, and there are relatively few large national manufacturers. In addition to competition from many smaller competitors, we face strong competition from a number of large film and flexible packaging companies. Some of our competitors are substantially larger, are more diversified, and have greater resources than we have, and, therefore, may have certain competitive advantages.

Customer Relationships

We are dependent upon a limited number of large customers with substantial purchasing power for a significant percentage of our sales.  No single customer accounted for more than 10% of our net sales for the year ended December 31, 2003.  Several of our largest customers satisfy some of their film requirements by manufacturing film themselves.  The loss of one or more major customers, or a material reduction in sales to these customers as a result of competition from other film manufacturers, insourcing of film requirements or other factors, would have a material adverse effect on our results of operations and on our ability to service our indebtedness.

Risks Associated with Intellectual Property Rights

We rely on patents, trademarks and licenses to protect our intellectual property, which is significant to our business.  We also rely on unpatented proprietary know-how, continuing technological innovation and other trade secrets to develop and maintain our competitive position. We routinely seek to protect our patents, trademarks and other intellectual property, but our precautions may not provide meaningful protection against competitors or protect the value of our intellectual property. In addition to our own patents, trade secrets and proprietary know-how, we license from third parties the right to use some of their intellectual property. We routinely enter into confidentiality agreements to protect our trade secrets and proprietary know-how. However, these agreements may be breached, may not provide meaningful protection or may not contain adequate remedies for us if they are breached.

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

Risks Associated with International Operations

We operate facilities and sell products in several countries outside the United States. Our operations outside the United States include plants and sales offices in Mexico, Canada, Germany and Australia. As a result, we are subject to risks associated with selling and operating in foreign countries which could have an adverse affect on our financial condition and results of operations, our operating costs and our ability to make payments on our debt obligations, including our ability to make payments on our notes and certain borrowings under our revolving credit facility. These risks include devaluations and fluctuations in currency exchange rates, unstable political conditions, imposition of limitations on conversion of foreign currencies into U.S. dollars and remittance of dividends and other payments by foreign subsidiaries. The imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries, hyperinflation in certain foreign countries, and restrictions on investments and other restrictions by foreign governments could also have a negative effect on our business and profitability.

Risks Associated with Labor Relations

Although we consider our current relations with our employees to be good, if major work disruptions were to occur, our business could be adversely affected by, for instance, a loss of revenues, increased costs or reduced profitability. As of December 31, 2003, we had approximately 3,250 employees, of which approximately 950 employees were subject to a total of 11 collective bargaining agreements that expire on various dates between February 19, 2004 and March 7, 2007. The collective bargaining agreement covering our Toronto union employees expired on February 19, 2004. We are currently operating under an informal extension of the terms of that agreement and are in negotiations with the union for a new collective bargaining agreement. We have had one labor strike in the United States in our history, which occurred at our Chippewa Falls, WI plant in March 2000 and lasted approximately two weeks. In October 2001, we entered into a five year agreement with the union representing the approximately 150 employees at our Chippewa Falls, WI manufacturing plant. We also had a temporary work stoppage at our Australia facility in 2001 that lasted approximately 30 days.

Risks Associated with Environmental Matters

Complying with existing and future environmental laws and regulations that affect our business could impose material costs and liabilities on us. Our manufacturing operations are subject to certain federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, the protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. In the ordinary course of business, we are subject to periodic environmental inspections and monitoring by governmental enforcement authorities. We could incur substantial costs, including fines and civil or criminal sanctions, as a result of actual or alleged violations of environmental laws. In addition, our production facilities require environmental permits that are subject to revocation, modification and renewal. Violations of environmental permits can also result in substantial fines and civil or criminal sanctions. The ultimate costs under environmental laws and the timing of such costs are difficult to predict and potentially significant expenditures could be required in order to comply with environmental laws that may be adopted or imposed in the future.

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

ITEM 2.          PROPERTIES

Our principal executive offices are located at 1475 Woodfield Road, Suite 700, Schaumburg, IL 60173. We own most of the improved real property and other assets used in our operations. We lease all or part of six of the sites at which we have manufacturing operations. We also lease warehouse and office space at various locations. We consider the condition of our plants, warehouses and other properties and the other assets owned or leased by us to be generally good.

In an effort to maximize the efficiency of our facilities, we closed and disposed of a number of facilities in 2000, 2001 and 2002, including certain facilities acquired in connection with recent acquisitions. Production from these facilities was moved in large part to plants that were not operating at capacity. In 2001, we closed a facility in Birmingham, AL, two facilities in Palmer, MA, a facility in Columbus, IN and a part of our facility in Toronto, Canada. During 2003, we consolidated our two plants in Mexico and we completed the closure of our facility in Merced, CA and a portion of our plant in Shelbyville, IN. The remaining portion of the Shelbyville, IN plant continues to operate as part of the Alliant joint venture. Alliant is a joint venture between us and Supreme Plastics Ltd., a company based in the United Kingdom. Alliant manufactures and sells recloseable zipper products. We have also completed the process of closing a facility in Fort Edward, NY, which was acquired as part of the Decora acquisition, and have moved the production to our facilities in Mexico and Danville, KY.

We have an annual film production capacity of approximately 1 billion pounds. Our principal manufacturing plants are listed below. Unless otherwise indicated, we own each of these properties.

Products	Products

Pliant U.S.
Barrie, Canada*	PVC and polyethylene films
Burrillville, Rhode Island	Converter films
Calhoun, Georgia	PVC films
Chippewa Falls, Wisconsin	Converter and personal care films
Dalton, Georgia	Converter, barrier and custom films
Danville, Kentucky	Converter, barrier and custom films
Deerfield, Massachusetts	Converter films
Harrington, Delaware	Personal care, medical and converter films
Lewisburg, Tennessee	Stretch films
McAlester, Oklahoma	Personal care, medical and converter films
Newport News, Virginia	Research facility and pilot plant
Shelbyville, Indiana*	Reclosable zipper products
Toronto, Canada	PVC films
Washington, Georgia	Personal care, medical and agricultural films
Pliant Flexible Packaging
Bloomington, Indiana*	Barrier and custom films
Kent, Washington	Printed bags and rollstock
Langley, British Columbia*	Printed bags and rollstock
Macedon, New York+	Printed bags and rollstock
Odon, Indiana*	Barrier and custom films
Pliant International
Mexico City, Mexico*	Barrier and personal care films, printed bags and rollstock
Orillia, Canada (two plants)*	Converter films
Phillipsburg, Germany	PVC films
Preston, Australia*	PVC films
Pliant Solutions
Danville, Kentucky*	Packaging and distribution

*              Indicates a leased building. In the case of Orillia, Canada, one of the two plants is leased.

+              Indicates a building that is approximately 95% owned and 5% leased.

ITEM 3.          LEGAL PROCEEDINGS

On November 19, 2001, S.C. Johnson & Son, Inc. and S.C. Johnson Home Storage, Inc. (collectively, “S.C. Johnson”) filed a complaint against us in the U.S. District Court for the District of Michigan, Northern Division (Case No. 01-CV-10343-BC). The complaint alleges misappropriation of proprietary trade secret information relating to certain componentry used in the manufacture of reclosable “slider” bags. We counterclaimed alleging that S.C. Johnson misappropriated certain of our trade secrets relating to the extrusion of flange zipper and unitizing robotics. Both the S.C. Johnson complaint and our counterclaim seek damages and injunctive and declaratory relief. The S.C. Johnson complaint and our counterclaim have been voluntarily submitted to non-binding mediation for the purpose of potential settlement. The mediation took place on February 20, 2004.  Negotiations are still ongoing. We are unable to predict whether the case can be settled as a result of the mediation. Any amount we may agree to pay as a result of the mediation and any settlement, if any, we may agree to may be significant, but is not anticipated to have a material adverse effect on our financial condition or results of operations. If the case cannot be settled on a basis acceptable to us, we intend to continue resisting S.C. Johnson’s claims and to pursue our counterclaim vigorously.

On February 26, 2003, former employees of our Fort Edward, NY manufacturing facility, which we acquired as part of the Decora acquisition, named us as defendants in a complaint filed in the Supreme Court of the State of New York, County of Washington (Index No. 4417E). We received service of this complaint on April 2, 2003, and successfully removed the case to the United States District Court for the Northern District of New York (Case No. 1:03cv00533). The complaint alleges claims against us for conspiracy to defraud and breach of contract arising out of our court-approved purchase of the assets of Decora Industries, Inc. and Decora, Incorporated. Plaintiffs’ complaint seeks compensatory and punitive damages and a declaratory judgment nullifying severance agreements for lack of consideration and economic duress. We intend to resist the plaintiffs’ claims vigorously. We do not believe this proceeding will have a material adverse affect on our financial condition or results of operations.

We are involved in ongoing litigation matters from time to time in the ordinary course of our business. In our opinion, none of such litigation is material to our financial condition or results of operations.

In the fourth quarter of 2003, we accrued $7.2 million for the estimated costs of certain litigation matters.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders during the fourth quarter of 2003.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information, Holders and Dividends

At March 23, 2004, we had 571,711 shares of common stock outstanding and there were 35  holders of record of our common stock.  There is no established trading market for our common stock.

We have not declared or paid any cash dividends on our common stock during the last two years and do not anticipate paying any cash dividends in the foreseeable future.  The indentures governing our outstanding debt securities contain certain restrictions on the payment of cash dividends with respect to our common stock, and our revolving credit facility also restricts such payments.  In addition, the terms of our outstanding Series A Preferred Stock restrict the payment of cash dividends with respect to our common stock unless all accrued dividends on the Series A Preferred Stock have been paid.

Recent Sales of Unregistered Securities

During the year ended December 31, 2003, we issued options to purchase 250 shares of our common stock to an employee pursuant to our 2000 stock incentive plan.  We issued these options in exchange for services at an exercise price of $483.13 per share.  We believe that the issuance of these options was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof or Regulation D thereunder because this issuance did not involve a public offering or sale. No underwriters, brokers or finders were involved in this transaction.

In March 2003 we issued 10,000 shares of preferred stock and detachable warrants to purchase 43, 962 shares of common stock.  These shares and the related warrants were issued principally to Flexible Films II, LLC an affiliate of J.P. Morgan Partners at $1,000 per share. We believe that the issuance of these shares was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof because the issuance did not involve a public offering or sale.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data have been summarized from our consolidated financial statements and are qualified in their entirety by reference to, and should be read in conjunction with, such consolidated financial statements and the notes thereto included elsewhere in this report and in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years ended December 31,
(Dollars in millions)	1999	2000	2001	2002	2003

Statement of operations data:
Net sales	$813.7	$843.8	$840.4	$879.2	$929.4
Cost of sales	655.7	696.7	665.1	714.5	793.5
Gross profit	158.0	147.1	175.3	164.7	135.9
Total operating expenses(1)	82.0	132.7	101.1	136.6	148.3
Operating income (loss)	76.0	14.4	74.2	28.1	(12.4)
Interest expense(2)(3)	(44.0)	(87.2)	(76.0)	(75.3)	(96.4)
Other income (expense), net	0.4	0.3	6.5	2.3	(0.3)
Income (loss) before income taxes	32.4	(72.5)	4.7	(44.9)	(109.1)
Income tax expense (benefit)	14.1	(21.7)	6.8	(1.5)	5.2
Net income (loss)	$18.3	$(50.8)	$(2.1)	$(43.4)	$(114.3)
Other financial data:
EBITDA(4)	$111.4	$54.2	$127.7	$77.3	$35.8
Net cash provided by (used in) operating activities	51.4	60.3	30.3	43.6	(26.6)
Net cash used in investing activities	(46.0)	(65.6)	(87.3)	(55.2)	(19.4)
Net cash provided by (used in) financing activities	(16.7)	0.3	55.0	12.4	46.0
Depreciation and amortization	35.0	39.5	47.0	46.9	48.4
Impairment of goodwill and intangible assets (1)	—	—	—	8.6	26.4
Impairment of fixed assets (1)	—	—	—	—	4.8
Restructuring and other costs(1)	2.5	19.4	(4.6)	34.5	13.8
Non-cash stock-based compensation expense	0.8	2.6	7.0	—	—
Capital expenditures	35.7	65.6	56.4	49.2	19.4

	December 31,
(Dollars in millions)	1999	2000	2001	2002	2003

Balance sheet data (at period end):
Cash and cash equivalents	$9.1	$3.1	$4.8	$1.6	$3.3
Working capital	103.8	57.6	58.4	45.8	70.7
Total assets	769.0	785.0	851.7	853.2	786.8
Total debt	510.4	687.4	713.3	736.4	783.7
Total liabilities	675.4	885.9	903.0	960.1	992.4
Redeemable preferred stock(5)	—	88.7	126.1	150.8	188.2
Redeemable common stock	2.9	16.5	16.8	13.0	13.0
Stockholders’ equity (deficit)	90.7	(206.0)	(194.5)	(270.9)	(407.1)

(1)           Total operating expenses include restructuring and other costs of $13.8 million for the year ended December 31, 2003. These costs for the year included $2.0 million for fixed asset impairment charges related to the closure of our facility in Shelbyville, IN, $0.7 million related to the closure of our facility in Brazil consisting primarily of fixed asset impairment charges, $2.6 million related to the closure and transfer of the production from our facility in Fort Edward, NY to our facilities in Mexico and Danville, KY, $1.4 million related to the consolidation of two plants in Mexico, $2.6 million related to the closure and transfer of production from our Merced, CA facility, and other costs related to the closure of our Shelbyville, IN facility, our Singapore office and a section of our Toronto facility. In addition, during 2003 we accrued the present value of future lease payments on three buildings we do not currently occupy in an amount equal to $3.3 million. In addition, we recorded a provision for litigation of $7.2 million in 2003.

Total operating expenses for the year ended December 31, 2003 also included $18.2 million for the impairment of goodwill in our International segment, and $8.2 million for the impairment of goodwill and intangible assets of our Solutions segment and $4.8 million for impairment of fixed assets.

Total operating expenses for 2002 include $34.5 million of restructuring and other costs, including $19.2 million related to the closure of our plant in Merced, CA, a portion of our plant in Shelbyville, IN, a part of our plant in Toronto, Canada, one of our plants in Mexico, and our Fort Edward, NY facility (acquired as part of the Decora acquisition). In addition, these costs reflect $7.9 million for the costs of relocating several of our production lines related to plant closures and costs associated with production rationalizations at several plants. Total operating expenses for 2002 also include $7.4 million related to severance costs, including benefits for several companywide workforce reduction programs that were completed in 2002.

Total operating expenses for the year ended December 31, 2002 also included $8.6 million for the impairment of goodwill of our International segment.

Total operating expenses for 2001 include $7.0 million of non-cash stock-based compensation expense, $3.0 million of restructuring and other costs, $4.0 million for expenses related to the relocation of our corporate headquarters, $6.0 million of fees and expenses relating to our supply chain cost initiative, and a $3.0 million increase in depreciation expenses relating primarily to the purchase of a new computer system. In addition, total operating expenses for 2001 include a credit for $7.6 million related to the reversal of previously accrued charge for the closure of our Harrington, DE plant. In 2001, we decided not to proceed with our previously announced closure of our Harrington, DE plant.

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

(2)           In May 2003, we prepaid a total of $75 million of revolving loans and $165 million of our term loans with the net cash proceeds from the issuance of $250 million of Senior Secured Notes.  As a result, interest expense for 2003 included a $5.3 million charge for expensing a portion of previously capitalized financing fees incurred in connection with our credit facilities.

(3)           In 2000, we refinanced most of our long-term debt and recorded a loss of $18.7 million to write-off unamortized deferred debt issuance costs and costs related to our tender offer for our 9 1/8% Senior Subordinated Notes due 2007.

(4)           EBITDA reflects income before interest expense, income taxes, depreciation and amortization. We believe that EBITDA information enhances an investor’s understanding of our ability to satisfy principal and interest obligations with respect to our indebtedness and to utilize cash for other purposes. EBITDA does not represent and should not be considered as an alternative to net income or cash flows from operating activities as determined by U.S. generally accepted accounting principles and may not be comparable to other similarly titled measures of other companies. In addition, there may be contractual, legal, economic or other reasons which may prevent us from satisfying principal and interest obligations with respect to our indebtedness and may require us to allocate funds for other purposes. A reconciliation of EBITDA to net cash provided by (used in) operating activities as set forth in our consolidated statements of cash flows is as follows:

(Dollars in millions)	1999	2000	2001	2002	2003

EBITDA	$111.4	$54.2	$127.7	$77.3	$35.8
Adjustments:
Interest expense	(44.0)	(87.2)	(76.0)	(75.3)	(96.4)
Income tax (expense) benefit	(14.1)	21.7	(6.8)	1.5	(5.2)
Impairment of fixed assets	—	—	—	—	4.8
Amortization of deferred financing costs	—	1.4	2.7	3.7	9.9
Deferred income taxes	7.1	(25.8)	3.0	(5.4)	1.5
Provision for accounts receivable	(0.5)	(0.2)	0.3	2.6	1.9
Non-cash compensation expense related to stock options	0.8	2.6	7.0	—	—
Discount on stockholder note receivable	—	0.3	—	—	—
Non-cash plant closing costs	—	14.8	(7.6)	14.2	3.3
Write-down of impaired goodwill and intangible assets	1.4	—	—	8.6	26.4
(Gain) loss on disposal of assets	—	0.5	(0.4)	0.4	1.4
Loss on extinguishment of debt	—	18.7	—	—	—
Minority interest	—	—	0.3	(0.1)	0.1
Change in operating assets and liabilities, net of effects of acquisitions	(10.7)	59.3	(19.9)	16.1	(10.1)
Net cash provided by (used in) operating activities	$51.4	$60.3	$30.3	$43.6	$(26.6)

(5)           The amount presented includes proceeds of $141.0 million from the issuance of preferred stock in 2000, 2001 and 2003, plus the accrued and unpaid dividends of $76.3 million, less the unamortized discount due to detachable warrants to purchase common stock issued in connection with our preferred stock and unamortized issuance costs totaling $29.1 million. As of January 1, 2004, the total amount of our preferred stock will be reclassified as debt due to the implementation of SFAS No. 150. See Item 7 -  “Management’s Discussion and Analysis of Financial Condition and Results of Operations “Recent accounting pronouncements.”

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with the consolidated financial statements and notes which appear elsewhere in this report. This section contains certain “forward-looking statements” within the meaning of federal securities laws that involve risks and uncertainties, including statements regarding our plans, objectives, goals, strategies and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under “Disclosure regarding forward-looking statements” and “Risk factors” and elsewhere in this report.

All references in this section to the consolidated financial statements or condensed consolidated financial statements and related notes included elsewhere in this report refer to those of Pliant Corporation and its subsidiaries.

General

We generate our revenues, earnings and cash flows from the sale of film and flexible packaging products throughout the world. We manufacture these products at 25 facilities located in the United States, Australia, Canada, Germany and Mexico. Our sales have grown primarily as a result of strategic acquisitions made over the past several years, increased levels of production at acquired facilities, return on capital expenditures and the overall growth in the market for film and flexible packaging products. In addition, as discussed below under “Acquisitions in 2002 and 2001,” we recently acquired a consumer products business that manufactures and sells products under the Con-Tact® brand name.

Acquisitions in 2002 and 2001

In August 2002, we purchased substantially all of the assets and assumed certain liabilities of the business of Roll-O-Sheets Canada Limited (“Roll-O-Sheets”). The Roll-O-Sheets business consists of one plant in Barrie, Canada engaged in the conversion and sale of PVC and polyethylene film for the food industry. In addition, the business includes the distribution of purchased polyester film, polypropylene food trays and other food service products.

In May 2002, we acquired substantially all of the assets and assumed certain liabilities of Decora Industries, Inc. and its operating subsidiary, Decora Incorporated (collectively, “Decora”), a New York based manufacturer and reseller of printed, plastic films, including plastic films and other consumer products sold under the Con-Tact® brand name. Our purchase of Decora’s assets was approved by the United States Bankruptcy Court. The initial purchase price was approximately $18 million. The purchase price was negotiated with the creditors committee and was paid in cash using borrowings from our then existing revolving credit facility. The assets purchased consisted of one plant in Fort Edward, NY, and related equipment used by Decora primarily to print, laminate and convert films into adhesive shelf liner. We have completed the process of closing the Decora plant in Fort Edward, NY and have moved the production to our facilities in Mexico and Danville, KY. The final purchase price after adjustments totaled $23.2 million.

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

We may continue to make acquisitions as opportunities arise within the constraints of our indentures and new revolving credit facility.

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

Accounts receivable.  We evaluate accounts receivable on a quarterly basis and review any significant customers with delinquent balances to determine future collectibility. We base our determinations on legal issues (such as bankruptcy status), past history, current financial and credit agency reports, and the experience of the credit representatives. We reserve accounts that we deem to be uncollectible in the quarter in which we make the determination. We maintain additional reserves based on our historical bad debt experience. Although there is a greater risk of uncollectibility in an economic downturn, we believe, based on past history and proven credit policies, that the net accounts receivable as of December 31, 2003 are of good quality.

Goodwill and other identifiable intangible assets.  Goodwill associated with the excess purchase price over the fair value of assets acquired is currently not amortized. We have determined that certain of our trademarks have indefinite lives, and thus they are not amortized. This is in accordance with Statement of Financial Accounting Standards No. 142 effective for fiscal years beginning after December 15, 2001. Goodwill and trademarks are currently tested annually for impairment or more frequently if circumstances indicate that they may be impaired. Other identifiable intangible assets, such as customer lists, and other intangible assets are currently amortized on the straight-line method over their estimated useful lives. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may be less than the undiscounted cash flows.

Retirement plans.  We value retirement plan assets and liabilities based on assumptions and actuarial valuations. Assumptions for the retirement plans are subject to the occurrence of future events, which are out of our control and could differ materially from the amounts currently reported.

Insurance.  Our insurance for workers’ compensation and employee-related health care benefits are covered using high deductible insurance policies. A third-party administrator is used to process such claims. We require all workers’ compensation claims to be reported within 24 hours. As a result, we accrue our workers’ compensation liability based upon the claim reserves established by the third-party administrator each month. Our employee health insurance benefit liability is based on our historical claims experience rate. Our earnings would be impacted to the extent actual claims vary from historical experience. We review our accruals associated with the exposure to these liabilities for adequacy at the end of each reporting period.

Inventory reserves.  Each quarter we review our inventory and identify slow moving and obsolete items.  Thereafter, we create allowances and reserves based on the realizable value of specific inventory items.

Fixed asset impairments.   We review our fixed assets at each manufacturing facility as a group of assets with a combined cash flow.  Any difference between the future cash flows and the carrying value of the asset grouping is recorded as a fixed asset impairment.  In addition, we periodically review any idle production lines within a manufacturing facility to determine if the assets need to be disposed.

Deferred taxes.  We record deferred tax assets and liabilities for the differences in the carrying amounts of assets and liabilities for financial and tax reporting purposes. Deferred tax assets include amounts for net operating loss, foreign tax credit and alternative minimum tax credit carry forwards. Valuation allowances are recorded for amounts that management believes are not recoverable in future periods.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This standard is effective for financial instruments entered into or modified after May 31, 2003. Through the implementation of SFAS No. 150, we will classify our redeemable preferred stock as a liability and the corresponding dividends as interest expense beginning January 1, 2004. The preferred stock balance at December 31, 2003 was $188.2 million and the quarterly dividends in the first quarter of 2004 will be approximately $6.6 million.

Results of operations

The following table sets forth the amount of certain statement of operations items and such amounts as a percentage of net sales, for the periods indicated.

(Dollars in millions)	2003		2002		2001

Net sales	$929.4	100.0%	$879.2	100.0%	$840.4	100.0%
Cost of sales	793.5	85.4%	714.5	81.3%	665.1	79.2%
Gross profit	135.9	14.6%	164.7	18.7%	175.3	20.8%
Operating expenses before restructuring and other costs, goodwill and asset impairment costs	103.3	11.1%	93.5	10.6%	105.7	12.6%
Restructuring and other costs	13.8	1.5%	34.5	3.9%	(4.6)	(0.6)%
Impairment of goodwill and intangible assets	26.4	2.9%	8.6	1.0%	—	—
Impairment of fixed assets	4.8	0.5%	—	—	—	—
Total operating expenses	148.3	16.0%	136.6	15.5%	101.1	12.0%
Operating (loss) income	$(12.4)	(1.4)%	$28.1	3.2%	$74.2	8.8%

Year ended December 31, 2003 compared with the year ended December 31, 2002

Net sales.  Net sales increased by $50.2 million, or 5.7%, to $929.4 million for the year ended December 31, 2003 from $879.2 million for the year ended December 31, 2002. The increase was primarily due to an 8.3% increase in average selling prices and an additional 4 1/2 months of sales from our Pliant Solutions business, which was acquired in May 2002. The increase in net sales was partially offset by a 2.9% decrease in sales volume, excluding our Pliant Solutions business. Our average selling prices increased primarily due to increases in our raw material costs. See “Operating segment review” below for a detailed discussion of sales volumes and selling prices by segment and division.

Gross profit.  Gross profit decreased by $28.8 million, or 17.5%, to $135.9 million for the year ended December 31, 2003, from $164.7 million for the year ended December 31, 2002. This decrease was primarily due to lower profits from our Pliant Solutions segment, lower aggregate sales volumes and lower margins in certain segments. See “Operating segment review” below for a detailed discussion of the sales volumes and margins by segment.

Total operating expenses before restructuring and other costs. Total operating expenses before restructuring and other costs increased $9.7 million, or 10.4%, to $103.2 million for the year ended December 31, 2003 from $93.5 million for the year ended December 31, 2002. This increase was principally due to severance costs of $1.1 million related to recent organizational changes, increased lease expenses resulting from a sale-leaseback of equipment we entered into during the third quarter of 2002, as well as increases in legal, consulting, and commissions expense. The increase in total operating expenses was partially offset by a general decrease in sales and administrative costs.   In addition, we recorded a provision for litigation of $7.2 million in 2003.

Restructuring and other costs.  Restructuring and other costs were $13.8 million for the year ended December 31, 2003 as compared to $34.5 million for the year ended December 31, 2002. The costs for the year ended December 31, 2003 included $2.0 million for fixed asset impairment charges related to the partial closure of our facility in Shelbyville, IN, $0.7 million related to the closure of our facility in Brazil consisting primarily of fixed asset impairment charges, $2.6 million related to the closure and transfer of the production from our facility in Fort Edward, NY to our facilities in Mexico and Danville, KY, $1.4 million related to the consolidation of two plants in Mexico, $2.6 million related to the closure and transfer of production from our Merced, CA facility, and other costs related to the closure of our Shelbyville, IN facility.  In addition, during 2003 we accrued the present value of future lease payments on three buildings we do not currently occupy in an amount equal to $3.3 million.  We also closed our office in Singapore in the fourth quarter of 2003.  Restructuring and other costs for 2002 reflect approximately $13.2 million related to the partial closure of our Shelbyville, IN facility (including non-cash charges of $12.2 million related to impaired assets), $3.7 million related to the closure of our Merced, CA facility (including non-cash charges of $0.7 million related to impaired assets), $3.9 million related to costs associated with moving production lines purchased in the Uniplast acquisition, approximately $7.4 million related to severance costs related to several company-wide workforce reduction programs implemented in 2002, approximately $2.3 million related to costs associated with moving production equipment from our Fort Edward, NY facility to our Mexico facility (including the costs associated with the closure of the Fort Edward plant acquired in the Decora acquisition), a non-cash charge of $1.0 million related to the impairment of certain manufacturing assets in our U.S. plants and approximately $3.0 million related to other costs associated with re-alignment of production resources at several other plants. See Note 3 to the consolidated financial statements included elsewhere in this report.

Impairment of goodwill and intangible assets.  These charges reflect $18.2 million for the impairment of goodwill in our International segment, $3.7 million for the impairment of goodwill in our Solutions segment, and $4.5 million for the impairment of a trademark in our Solutions segment.

Impairment of fixed assets.  These charges reflect costs associated with abandoning production lines and related equipment with carrying values of $2.3 million in the Flexible segment, $1.2 million in the Pliant U.S. segment and $1.3 million in the International segment.

Operating income (loss).  Operating income decreased by $40.5 million to an operating loss of  $(12.4) million for the year ended December 31, 2003 from $28.1 million for the year ended December 31, 2002, due to the factors discussed above.

Interest expense.  Interest expense increased $21.1 million, or 28%, to $96.4 million for 2003 from $75.3 million for 2002. The increase in interest expense resulted from higher interest costs from the issuance of $100 million of subordinated debt in April 2002 and $250 million of Senior Secured Notes in May 2003.  In addition, interest expense for 2003 included a $5.3 million charge in the second quarter of 2003 for previously capitalized financing fees written-off as a result of the repayment of a portion of our credit facilities from the proceeds of the 11 1/8% Senior Secured Notes.

Other income (expense). Other expense was $(0.3) million for the year ended December 31, 2003, as compared to other income of $2.3 million for the year ended December 31, 2002. Other expense for 2003 included a $1.4 million for losses on disposal of real property, $0.2 million currency gain, $0.2 million of royalty income, $0.2 million of rental income, and other less significant items. Other income for 2002 included $0.7 million related to a settlement with a customer in our Pliant International segment and other less significant items.

Income tax expense (benefit).  In 2003 our income tax expense was $5.2 million, compared to an income tax benefit of $1.5 million in 2002. These amounts represent effective tax rates 4.8% and (3.3%) for the years ended December 31, 2003 and 2002, respectively. The fluctuation in income tax expense and benefit relates primarily to the provision for valuation allowances for the years presented. The fluctuation in the effective tax rate is principally the result of foreign tax rate differences, the provision for valuation allowances and the write-off of goodwill. These differences increase the effective tax rate in years in which we have pretax profit and decrease our effective tax rate in years in which we have pretax loss. Pretax loss in 2003 was $109.1 million as compared to pretax loss of $44.9 million in 2002. As of December 31, 2003, our deferred tax assets totaled approximately $105.8 million, of which $78.3 million related to net operating loss carry forwards. Our deferred tax liabilities totaled approximately $84.5 million. Due to uncertainty regarding the timing of the future reversals of existing deferred tax liabilities we have recorded a valuation allowance of approximately $36.1 million to offset the deferred tax asset relating to the net operating loss carry forwards. Due to uncertainty regarding the realization of our foreign tax credit carry forwards, we have recorded a valuation allowance of approximately $3.6 million to offset all of our foreign tax credit carry forwards.

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

Gross profit.  Gross profit decreased by $10.6 million, or 6.0%, to $164.7 million for 2002 from $175.3 million for 2001. This decrease was primarily due to lower margins, partially offset by the effect of higher sales volumes. See “Operating segment review” below for a detailed discussion of the margin variances by segment.

Total operating expenses before restructuring and other costs.  Operating expenses before restructuring and other costs decreased $12.2 million, or 11.5%, to $93.5 million for 2002 from $105.7 million for 2001. This decrease was due primarily to stock based compensation expenses of $7.0 million in 2001, and reductions in operating expenses due to cost reduction programs implemented in 2002. In addition, expenses for 2001 included $6.0 million related to fees and expenses incurred in connection with a company-wide supply chain cost initiative. These decreases were partially offset by additional selling and general expenses of $5.9 million related to the Decora acquisition (the Pliant Solutions segment) and a $2.6 million charge for bad debts in 2002.

Restructuring and other costs.  Restructuring and other costs increased to $34.5 million for 2002 from a credit of $4.6 million in 2001. Restructuring and other costs for 2002 reflect approximately $13.2 million related to the partial closure of our Shelbyville, IN facility (including non-cash charges of $12.2 million related to impaired assets), $3.7 million related to the closure of our Merced, CA facility (including non-cash charges of $0.7 million related to impaired assets), $3.9 million related to costs associated with moving production lines purchased in the Uniplast acquisition, approximately $7.4 million related to severance costs related to several company-wide workforce reduction programs implemented in 2002, approximately $2.3 million related to costs associated with moving production equipment from our Fort Edward, NY facility to our Mexico facility (including the costs associated with the closure of the Fort Edward plant acquired in the Decora acquisition), a non-cash charge of $1.0 million related to the impairment of certain manufacturing assets in our U.S. plants and approximately $3.0 million related to other costs associated with re-alignment of production resources at several other plants. See Note 3 to the consolidated financial statements included elsewhere in this report.

Due to our decision not to proceed with the previously announced closure of our Harrington, DE plant, approximately $7.6 million of the costs accrued for plant closures in 2000 was credited to plant closing costs in 2001. This credit was partially offset by $3.0 million of plant closing costs incurred during the fourth quarter of 2001, related primarily to the relocation of production lines as a result of the Uniplast acquisition.

Impairment of goodwill and intangible assets.  This charge reflects $8.6 million for the impairment of goodwill in our International segment.

Operating income.  Operating income decreased $46.1million, to $28.1 million for 2002 from $74.2 million for 2001 for the reasons discussed above.

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

Income tax expense (benefit).  In 2002 our income tax benefit was $1.5 million, compared to an income tax expense of $6.8 million in 2001. These amounts represent effective tax rates of (3.3)% and 143.8% for the years ended December 31, 2002 and 2001, respectively. The fluctuation in income tax expense (benefit) relates primarily to the fluctuation in our income (loss) before income taxes for the years presented. The fluctuation in the effective tax rate is principally the result of foreign tax rate differences, the provision for valuation allowances and the amortization of goodwill in 2001. These differences increase the effective tax rate in years in which we have pretax profit and decrease our effective tax rate in years in which we have pretax loss. Pretax loss in 2002 was $44.9 million as compared to pretax income of $4.7 million in 2001. As of December 31, 2002, our deferred tax assets totaled approximately $79.1 million, of which $46.2 million related to net operating loss carry forwards. Our deferred tax liabilities totaled approximately $84.0 million. Due to uncertainty regarding the timing of the future reversals of existing deferred tax liabilities we have recorded a valuation allowance of approximately $3.8 million to offset the deferred tax asset relating to the net operating loss carry forwards. Due to uncertainty regarding the realization of our foreign tax credit carry forwards, we have recorded a valuation allowance of approximately $7.0 million to offset all of our foreign tax credit carry forwards.

Operating Segment Review

General

Operating segments are components of our business for which separate financial information is available that is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing performance. We evaluate the performance of our operating segments based on net sales (excluding intercompany sales) and segment profit. The segment profit reflects income before interest expense, income taxes, depreciation, amortization, restructuring and other costs and other non-cash charges. For more information on our operating segments, including a reconciliation of segment profit to income before taxes, see Note 14 to the consolidated financial statements included elsewhere in this report.

We have four operating segments: Pliant U.S., Pliant Flexible Packaging, Pliant International and Pliant Solutions.

Summary for years ended December 31, 2003, 2002 and 2001

Summary of segment information (in millions of dollars):

	Pliant U.S.	Pliant Flexible Packaging	Pliant International	Pliant Solutions	Unallocatd Corporate Expenses	Total

Year ended December 31, 2003
Net sales	$568.7	$217.1	$108.7	$34.9	$—	$929.4
Segment profit (loss) (1)	88.2	30.9	6.4	(11.8)	(31.5)	82.2
Year ended December 31, 2002
Net sales	$535.6	$207.0	$108.3	$28.3	$—	$879.2
Segment profit (loss) (1)	85.5	32.5	15.6	2.7	(14.7)	121.6
Year ended December 31, 2001
Net sales	$530.8	$205.3	$104.3	$—	$—	$840.4
Segment profit (loss) (1)	97.9	38.6	19.4	—	(14.1)	141.8

(1)  See Note 14 to the consolidated financial statements included elsewhere in this report for a reconciliation of segment profit to income before taxes.

Year ended December 31, 2003 compared to the year ended December 31, 2002

Pliant U.S.

Net sales.  The net sales of our Pliant U.S. segment increased $33.1 million, or 6.2% to $568.7 million for the year ended December 31, 2003 from $535.6 million for 2002. This increase was primarily due to a 9.0% increase in our average selling prices, primarily due to the pass-through of raw material price increases, partially offset by a decrease in sales volumes of 2.6%. The change in sales volumes is discussed for each Pliant U.S. division below.

Net sales in our Industrial Films division increased $24.7 million, or 15.6%, to $183.4 million for the year ended December 31, 2003 from $158.7 million for 2002. This increase was principally due to an increase in our average selling prices of 14.7%, principally due to the pass-through of raw material price increases, and offset by a 0.1% decrease in our sales volumes. Net sales in our Specialty Films division increased $23.1 million, or 14.8%, to $179.0 million for the year ended December 31, 2003 from $155.9 million for 2002. This increase was principally due to an increase in our sales volume of 11.3% and an increase in our average selling prices of 2.9%. The increase in sales volume was primarily the result of incremental sales from a new film line at our Washington, GA plant and the transfer of business from our Converter Films division. Excluding the transfer of business from our Converter Films division, sales volume of our Specialty Films division increased 6.0% for the year ended December 31, 2003 as compared to 2002. Average selling prices increased due to the pass-through of raw material price increases and improvements in our sales mix. Net sales in our Converter Films division decreased $14.7 million, or 6.6%, to $206.3 million for the year ended December 31, 2003 from $221.0 million for 2002. This decrease was principally due to a decrease in our sales volume of 13.7%, partially offset by an increase in our average selling prices of 9.0% principally due to the pass-through of raw material price increases. The sales volumes decreased primarily as a result of the slowdown in the economy and the transfer of business to our Specialty Films division. Excluding the transfer of business to the Specialty Films division, sales volume of the Converter Films division decreased 2.6% for the year ended December 31, 2003 as compared to 2002.

 Segment profit.  The Pliant U.S. segment profit was $88.2 million for the year ended December 31, 2003, as compared to $85.5 million for the same period in 2002. This increase was principally due to a decrease in selling, general and administrative costs partially offset by the effect of lower sales volumes discussed above. The affect of the increase in selling prices was almost entirely offset by the increase in raw material prices, except in the Specialty Films business. In the Specialty Films division, incremental volumes at lower margins and the competitive environment in the personal care business resulted in less than complete recovery of the increase in raw material prices.

Pliant Flexible Packaging

Net sales.  The net sales of our Pliant Flexible Packaging segment increased $10.1 million, or 4.9%, to $217.1 million for the year ended December 31, 2003 from $207.0 million for 2002. This increase was principally due to an increase in our sales volumes of 0.1%, and an increase in our average selling prices of 4.8%.

 Segment profit.  The Pliant Flexible Packaging segment profit decreased $1.6 million, to $30.9 million for the year ended December 31, 2003 from $32.5 million for 2002. This decrease in segment profit was primarily due to the effect of lower gross margins and higher selling, general and administrative expenses.

Pliant International

 Net sales.  The net sales of our Pliant International segment increased $0.4 million, or 0.4%, to $108.7 million for the year ended December 31, 2003 from $108.3 million for 2002. This increase was principally due to an increase in our average selling prices of 10.1% partially offset by a decrease in our sales volume of 8.8%. Among other factors, our sales volumes were adversely affected by a reduction in sales of personal care films sold by our operation in Mexico. Average selling prices increased due to the pass-through of raw material price increases.

 Segment profit.  The Pliant International segment profit decreased $9.2 million to $6.4 million for the year ended December 31, 2003 from $15.6 million for 2002. The decrease was due principally to the decrease in sales volumes discussed above and a decrease in gross margins. The decrease in gross margins was principally due to higher conversion costs primarily at our facility in Mexico.

Pliant Solutions

Our Pliant Solutions segment was created following the Decora acquisition in May 2002. Therefore, a detailed discussion of results of operations for this segment for 2003 as compared to 2002 is not presented.

Pliant Solutions had net sales of $34.9 million and a segment loss of $11.8 million for the year ended December 31, 2003.  Pliant Solutions had net sales of $28.3 million and a segment profit $2.7 million for the 7 1/2 months ended December 31, 2002.  Operations in this segment were adversely affected by higher production costs due to the transition from Fort Edwards, New York to Mexico City, Mexico and Danville, Kentucky and a change in the sales mix to lower margin products.

Unallocated Corporate Expense

Unallocated corporate expenses increased $16.8 million to $31.5 million for the year ended December 31, 2003 from $14.7 million for 2002. This increase was principally due to an accrual of $ 7.2 million for the estimated costs of litigation as discussed in Note 12 to the consolidated financial statements, $1.1 million of severance costs related to recent organizational changes, increased lease expenses based on a sale-leaseback of equipment we entered into at the end of the third quarter of 2002, as well as increases in legal and consulting expenses.

Year ended December 31, 2002 compared with the year ended December 31, 2001

Pliant U.S.

 Net sales.  The net sales of our Pliant U.S. segment increased $4.8 million, or 0.9%, to $535.6 million for 2002 from $530.8 million for 2001. This increase was primarily due to a 4.3% increase in our sales volumes, partially offset by a decrease in our average selling prices of 3.0 cents per pound, or 3.3%. The increase in sales volumes is discussed for each Pliant U.S. division, below, and the decrease in our average selling prices is discussed under “Segment profit,” below.

Net sales in our Industrial Films division decreased $2.8 million, or 1.7%, to $158.7 million for 2002 from $161.5 million for 2001. This decrease was principally due to a decrease in our average selling prices of 5.2 cents per pound, or 6.8%, partially offset by a 5.4% increase in sales volumes. The increase in sales volume was primarily the result of incremental sales from new stretch film production lines at our Lewisburg plant. Net sales in our Specialty Films division decreased $2.8 million, or 1.8%, to $155.9 million for 2002 from $158.7 million for 2001. This decrease was principally due to a decrease in our average selling prices of 4.3 cents per pound, or 4.0%, partially offset by a 0.3% increase in sales volumes. Net sales in our Converter Films division increased $10.4 million, or 4.9%, to $221.0 million for 2002 from $210.6 million for 2001. This increase was principally due to an increase in our sales volumes of 6.0%, primarily as a result of the Uniplast acquisition in July 2001, partially offset by a decrease in our average selling prices of 1.0 cent per pound, or 1.0%.

 Segment profit.  The Pliant U.S. segment profit decreased $12.4 million, or 12.7%, to $85.5 million for 2002 from $97.9 million for 2001, primarily due to a decrease in gross margins. The decrease in gross margins was principally a result of lower selling prices, partially offset by the effect of the increase in sales volumes discussed above.

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

 Pliant Flexible Packaging

 Net sales.  Net sales of our Flexible Packaging segment increased $1.7 million, or 0.8%, to $207.0 million for 2002 from $205.3 million for 2001. This increase was principally due to an increase in our sales volumes of 7.1%, primarily due to incremental sales from a new printing press, partially offset by a decrease in our average selling prices of 8.9 cents per pound, or 5.9%.

 Segment Profit.  The Pliant Flexible Packaging segment profit decreased $6.1 million, or 15.8%, to $32.5 million for 2002 from $38.6 million for 2001, primarily due to a decrease in gross margins. The decrease in gross margins was principally a result of lower selling prices, partially offset by the effect of the increase in sales volumes discussed above. See “Pliant U.S. Segment profit” above for a discussion on the effect of raw material prices on segment profits.

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

Pliant Solutions

Our Pliant Solutions segment was created in 2002 following the Decora acquisition. Therefore, a discussion of results of operations for this segment as compared to 2001 is not presented. Pliant Solutions had net sales of $28.3 million and segment profit of $2.7 million from the date of acquisition in May 2002 to December 31, 2002.

Unallocated Corporate Expenses

Unallocated corporate expenses increased $0.6 million, or 4.3%, to $14.7 million for 2002 from $14.1 million for 2001.

Liquidity and Capital Resources

Sources of capital

Our principal sources of funds are cash generated by our operations and borrowings under our new revolving credit facility. In addition, we have raised funds through the issuance of our 13% Senior Subordinated Notes due 2010, 11 1/8% Senior Secured Notes due 2009, 11 1/8% Senior Secured Discount Notes due 2009 and the sale of shares of our preferred stock.

All of the term debt and revolver under the credit facilities that existed at December 31, 2003 had been at variable rates of interest, so payment of the term loans with the proceeds of our 11 1/8% Senior Secured Discount Notes and borrowings under our new revolving credit facility substantially reduced our exposure to interest rate risk. Although our new $100 million revolving credit facility is at a variable rate of interest, there are substantially fewer financial covenants than our credit facilities that existed at December 31, 2003, which will substantially reduce our exposure to covenant default risk. While the effective interest rate on the Senior Secured Discount Notes is higher than the term loans retired from the proceeds of the February 2004 offering, we will realize greater short-term liquidity and flexibility in our debt structure resulting from the elimination of a number of the financial and other covenants in our then existing credit facilities and the deferral of the cash interest requirements of the Senior Secured Discount Notes.

Prior credit facilities

As of December 31, 2003, our credit facilities consisted of: tranche A term loans in an aggregate principal amount of $9.6 million outstanding; Mexico term loans in an aggregate principal amount of $24.2 million outstanding; tranche B term loans in an aggregate principal amount of $185.8 million outstanding; and a revolving credit facility in an aggregate principal amount of up to $100 million (excluding $6.7 million of outstanding letters of credit).

New Revolving Credit Facility

On February 17, 2004, we paid off and terminated our then existing credit facilities and entered into a new revolving credit facility providing up to $100 million (subject to a borrowing base).  The new revolving credit facility includes a $15 million letter of credit subfacility, with letters of credit reducing availability under our revolving credit facility.

The new revolving credit facility is secured by a first priority security interest in substantially all inventory, receivables, deposit accounts, 100% of capital stock of, or other equity interests in existing and future domestic subsidiaries and foreign subsidiaries that are guarantors of the Senior Secured Discount Notes, and 65% of the capital stock of, or other equity interests in existing and future first-tier foreign subsidiaries, investment property and certain other assets of the Company and the note guarantors (the “Second Priority Collateral”), and a second priority security interest in our real property, fixtures, equipment, intellectual property and other assets (the “First Priority Collateral”).

The new revolving credit facility matures on February 17, 2009.  The Company is subject to periodic reporting of a borrowing base consisting of eligible accounts receivable and eligible inventory.  The interest rates will be at LIBOR plus 2.5% to 2.75 % or ABR plus 1.5% - 1.75%.

The borrowings under the new revolving credit facility may be limited at any given time to 75% of the lesser of the total commitment at such time and the borrowing base in effect at such time if the fixed coverage ratio defined in the new revolving credit facility is greater than or equal to 1.10 to 1.00.  In addition, we will be unable to borrow more than $45 million under the new revolving credit facility until we have put in place deposit control agreements with respect to our deposit accounts in order to secure our obligations under our new revolving credit facility.

Issuance of 11 1/8% Senior Secured Discount Notes due 2009

On February 17, 2004 we completed the sale of $306 million principal amount at maturity (gross proceeds of $225.3 million) of 11 1/8% Senior Secured Discount Notes due 2009.  The proceeds of the offering and borrowings under the new revolving credit facility (discussed above) were used to repay and terminate the credit facilities that existed at December 31, 2003.

The Senior Secured Discount Notes are secured by a first priority security interest in the First Priority Collateral and a second priority security interest in the Second Priority Collateral.  The Senior Secured Discount Notes are guaranteed by our existing and future domestic restricted subsidiaries and certain foreign subsidiaries.

Unless we elect to pay cash interest as described below, and except under certain limited circumstances the Senior Secured Discount Notes will accrete from the date of issuance at the rate of 11 1/8% until December 15, 2006, compounded semiannually on each June 15 and December 15 commencing June 15, 2004, to an aggregate principal amount of $1,000 per note ($306.0 million in the aggregate assuming no redemption or other repayments).  Commencing on December 15, 2006, interest on the Senior Secured Discount Notes will accrue at the rate of 11 1/8% per annum and will be payable in cash semiannually on June 15 and December 15, commencing on June 15, 2007.

On any interest payment date prior to December 15, 2006, we may elect to commence paying cash interest (from and after such interest payment date) in which case (i) we will be obligated to pay cash interest on each subsequent interest payment date, (ii) the notes will cease to accrete after such interest payment date and (iii) the outstanding principal amount at the stated maturity of each note will equal the accreted value of such note as of such interest payment date.

On or after June 15, 2007, we may redeem some of all of the Senior Secured Discount Notes at the following redemption prices (expressed as a percentage of principal amount), plus accrued and unpaid interest: 105.563% if redeemed prior to June 15, 2008; 102.781% if redeemed prior to June 15, 2009; and 100% if redeemed on or after June 15, 2009.   Prior to such date, we may not redeem the notes except as described in the following paragraph.

At any time prior to June 15, 2007, we may redeem up to 35% of the accreted value of the Senior Secured Discount Notes with the net cash proceeds of certain equity offerings by us at a redemption price equal to 111.125% of the accreted value thereof plus accrued interest, so long as (i) at least 65% of the accreted value of the notes remains outstanding after such redemption and (ii) any such redemption by us is made within 120 days after such equity offering.

11 1/8% Senior Secured Notes due 2009

On May 30, 2003, we completed the sale of $250 million aggregate principal amount of our 11 1/8% Senior Secured Notes due 2009. The 11 1/8% Senior Secured Notes due 2009 mature on September 1, 2009, and interest is payable on March 1 and September 1 of each year. The net proceeds from the sale of the 11 1/8% Senior Secured Notes due 2009 were used to repay borrowings under our then existing credit facilities in accordance with an amendment to our then existing credit facilities. The 11 1/8% Senior Secured Notes due 2009 rank equally with our existing and future senior debt and rank senior to our existing and future subordinated indebtedness, including the 13% Senior Subordinated Notes due 2010. The 11 1/8% Senior Secured Notes due 2009 are secured, on a second-priority lien basis, by a substantial portion of our assets. Due to this second-priority status, the 11 1/8% Senior Secured Notes due 2009 effectively rank junior to our obligations secured by a first-priority lien on the collateral securing the 11 1/8% Senior Secured Notes due 2009 to the extent of the value of such collateral. These obligations secured by first-priority liens include our new revolving credit facility with respect to Second-Priority Collateral and the Senior Secured Discount Notes due 2009 with respect to First-Priority Collateral. In addition, the 11 1/8% Senior Secured Notes due 2009 effectively rank junior to any of our obligations that are secured by a lien on assets that are not part of the collateral securing the 11 1/8% Senior Secured Notes due 2009, to the extent of the value of such assets. The 11 1/8% Senior Secured Notes due 2009 are guaranteed by some of our subsidiaries.

Prior to June 1, 2007, we may, on one or more occasions, redeem up to a maximum of 35% of the original aggregate principal amount of the 11 1/8% Senior Secured Notes due 2009 with the net cash proceeds of one or more equity offerings by us at a redemption price equal to 111.125% of the principal amount thereof, plus accrued and unpaid interest. Otherwise, we may not redeem the 11 1/8% Senior Secured Notes due 2009 prior to June 1, 2007. On or after that date, we may redeem some or all of the 11 1/8% Senior Secured Notes due 2009 at the following redemption prices (expressed as a percentage of principal amount), plus accrued and unpaid interest: 105.563% if redeemed prior to June 1, 2008; 102.781% if redeemed prior to June 1, 2009; and 100% if redeemed on or after June 1, 2009.

13% Senior Subordinated Notes due 2010

In 2000, we issued $220 million aggregate principal amount of 13% Senior Subordinated Notes due 2010. In 2002, we issued an additional $100 million of 13% Senior Subordinated Notes due 2010. The 13% Senior Subordinated Notes due 2010 mature on June 1, 2010, and interest on the 13% Senior Subordinated Notes due 2010 is payable on June 1 and December 1 of each year. The 13% Senior Subordinated Notes due 2010 are subordinated to all of our existing and future senior debt, rank equally with any future senior subordinated debt, and rank senior to any future subordinated debt. The 13% Senior Subordinated Notes due 2010 are guaranteed by some of our subsidiaries. The 13% Senior Subordinated Notes due 2010 are unsecured. We may not redeem the 13% Senior Subordinated Notes due 2010 prior to June 1, 2005. On or after that date, we may redeem the 13% Senior Subordinated Notes due 2010, in whole or in part, at the following redemption prices (expressed as percentages of principal amount), plus accrued and unpaid interest: 106.5% if redeemed prior to June 1, 2006; 104.333% if redeemed prior to June 1, 2007; 102.167% if redeemed prior to June 1, 2008; and 100% if redeemed on or after June 1, 2008.

Preferred stock

We have approximately $188.2 million of Series A Cumulative Exchangeable Redeemable Preferred Stock outstanding. The Series A preferred stock accrues dividends at the rate of 14% per annum; however, our board of directors has never declared or paid any dividends on the Series A preferred stock. Unpaid dividends accumulate and are added to the liquidation amount of the Series A preferred stock. After May 31, 2005 the annual dividend rate increases to 16% unless we pay dividends in cash. The dividend rate also increases to 16% if we fail to comply with certain of our obligations or upon certain events of bankruptcy. The Series A preferred stock is mandatorily redeemable on May 31, 2011. See Note 10 to the consolidated financial statements included elsewhere in this report.

Net cash used in operating activities

Net cash used in operating activities was $26.6 million for the year ended December 31, 2003, compared to net cash provided by operations of $43.6 million for the same period in 2002, a difference of $70.2 million. This was largely due to a decrease in operating results and changes in working capital items, principally a significant decrease in accounts payable partially offset by decreases in accounts receivable and inventories. Accounts payable decreased principally due to revised payment terms with our raw material suppliers due to the increased liquidity as a result of the May 2003 refinancing.

Net cash used in investing activities

Net cash used in investing activities was $19.4 million for the year ended December 31, 2003, as compared to $55.2 million for the same period in 2002. Capital expenditures in 2003 were principally for ongoing maintenance. Capital expenditures in 2002 were primarily for expansion projects as well as ongoing maintenance costs. In addition, net cash used in investing activities for the year ended December 31, 2002 included $23.2 million for the purchase of the Decora business and $1.5 million for the purchase of Roll-O-Sheets. In addition, in 2002 we received $15.0 million of sales proceeds through a sale and lease back transaction and $3.6 million from the sale of land and buildings.

Net cash provided by financing activities

Net cash provided by financing activities was $46.0 million for the year ended December 31, 2003, as compared to net cash provided by financing activities of $12.4 million for the year ended December 31, 2002. As a condition to the effectiveness of the March 2003 amendment to our then existing credit facilities, J.P. Morgan Partners agreed to purchase Series A preferred stock and warrants for $10 million. The activity for 2003 includes the net proceeds from the issuance of such $10 million of Series A preferred stock and warrants, the net proceeds from the issuance of $250 million principal amount of Senior Secured Notes in May 2003, and the use of these proceeds to repay term debt. In addition, we paid $10.5 million in financing fees for a related amendment to our then existing credit facilities and the issuance of the Series A preferred stock and warrants. The activity for both periods also includes scheduled principal payments on our term loans and borrowings and repayments under our then existing revolving credit facility.

As of December 31, 2003, we had approximately $70.7 million of working capital, approximately $88.0 million available for borrowings under our then existing revolving credit facility, with no outstanding borrowings under that facility, and approximately $6.7 million in letters of credit issued under our then existing revolving credit facility. Our outstanding borrowings under our then existing revolving credit facility fluctuated significantly during each quarter as a result of the timing of payments for raw materials, capital and interest, as well as the timing of customer collections.   See  “Sources of Capital” above for a discussion of the refinancing done in February 2004.

As of December 31, 2003, we had approximately $3.3 million in cash and cash equivalents. A portion of this amount was held by our foreign subsidiaries. Repatriation tax rates may limit our ability to access cash and cash equivalents generated by our foreign operations for use in our U.S. operations, including to pay principal and interest on outstanding borrowings.

Our total capital expenditures in 2003, 2002 and 2001 were approximately $19.4 million, $49.2 million, and $56.4 million, respectively. We currently estimate that our total capital expenditures will be approximately $20 million in 2004. These expenditures will consist of ongoing maintenance of business projects, productivity improvement projects and minor expansion of business and growth projects. Of this amount, approximately $12 million will be spent on maintenance of business capital expenditures.

Although our outstanding preferred stock accrues dividends, these dividends are only paid if declared. We do not expect to pay any dividends on our preferred stock for the foreseeable future.

Our revolving credit facility and the indentures relating to the 11 1/8% Senior Secured Discount Notes due 2009, and the 13% Senior Subordinated Notes due 2010 impose certain restrictions on us, including restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell our assets and engage in certain other activities.

The interest expense and scheduled principal payments on our borrowings affect our future liquidity requirements. We expect that cash flows from operating activities and available borrowings under our new revolving credit facility of up to $100 million (excluding $6.7 million of outstanding letters of credit) will provide sufficient cash flow to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements. However, our ability to borrow under our new revolving credit facility at any time will be subject to the borrowing base in effect at that time (which will vary depending upon the value of our accounts receivable and inventory). Further, we will be unable to borrow more than $45 million under our new revolving credit facility until such time as we have put in place deposit control agreements with respect to our deposit accounts in order to secure our obligations under our new revolving credit facility. Our ability to make borrowings under our new revolving credit facility will also be conditioned upon our compliance with other covenants in the new credit agreement, including financial covenants that apply when our borrowings exceed certain amounts. In addition, the terms of our indentures currently limit the amount we may borrow under our new revolving credit facility.

Changes in raw material costs can significantly affect the amount of cash provided by our operating activities, which can affect our liquidity.  Over the past several months, we have experienced a period of extreme uncertainty with respect to resin supplies and prices. High crude oil and natural gas pricing, resulting in part from harsh winter weather conditions in the eastern United States, have had a significant impact on the price and supply of resins. During the same period, many major suppliers of resin have announced price increases to cover their increases in feedstock costs. During March 2004, we have seen some decrease in resin prices.  While the prices of our products generally fluctuate with the prices of resins, certain of our customers have contracts that limit our ability to pass the full cost of higher resin pricing through to our customers immediately. Further, competitive conditions in our industry may make it difficult for us to sufficiently increase our selling prices for all customers to reflect the full impact of increases in raw material costs. If this period of high resin pricing continues, we may be unable to pass on the entire effect of the price increases to our customers, which would adversely affect our profitability and working capital. In addition, further increases in crude oil and natural gas prices could make it difficult for us to obtain an adequate supply of resin from manufacturers affected by these factors.

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

The following table sets forth our total contractual cash obligations as of December 31, 2003 after considering the issuance of the 11 1/8% Senior Secured Discount Notes, as follows (in thousands):

	Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term debt (including capital lease obligations)	$783,657	$1,033	$313	$265	$782,046
Operating leases	50,407	10,628	19,179	10,293	10,307
Redeemable preferred stock	188,223	—	—	—	188,223
Pension obligations	10,900	10,900	—	—	—
Raw material purchase obligations	27,700	27,700	—	—	—
Total contractual cash obligations	$1,060,887	$50,261	$19,492	$10,558	$980,576

Other developments

For a discussion of material litigation in which we are involved, see Item 3 – “Legal Proceedings.”

On September 26, 2003, we entered into retention bonus agreements with each of Stanley B. Bikulege and Len Azzaro whereby we agreed to pay a retention bonus equal to $1,000,000 to each if he is continuously employed by the Company from the date of the agreement through and including September 30, 2005.   Len Azzaro resigned on February 15, 2004.  An agreed upon severance payment of $0.6 million was made to Mr. Azzaro. Stan Bikulege resigned from the Company on March 12, 2004.  We have not agreed to pay any severance compensation to Mr. Bikulege.

In August 2003, we entered into a separation agreement with Elise H. Scroggs, our former Executive Vice President and President of Pliant International, who resigned in that month. Under the terms of the separation agreement, Ms. Scroggs is entitled to severance pay equal to approximately $247,000, payable in installments, and other benefits under our severance plan for non-union employees.

On September 8, 2003, we entered into a separation agreement with Jack E. Knott, III, our former Chief Executive Officer. As of the date of the separation agreement, Mr. Knott owned 232 shares of our common stock, 6,458 performance-vesting shares (of which 1,291 had vested), 1,292 time-vested shares, options to purchase 8,902 shares of our common stock and 229 shares of our preferred stock. Pursuant to the terms of the severance agreement, and in addition to the benefits payable to Mr. Knott following a termination without cause under the terms of his employment agreement with us, we agreed: to extend the termination date of his right to exercise his options to acquire 8,902 shares of common stock until August 22, 2005; not to exercise our rights to redeem the common stock, vested performance vesting shares, time-vested shares and preferred stock owned by him until the earlier of a transaction constituting a sale of us or August 22, 2005; and to pay him a cash payment of $50,000.

All of Mr. Knott’s time-vested shares and 1,291 of Mr. Knott’s performance-vesting shares had vested as of the date of the separation agreement. In accordance with the terms of Mr. Knott’s restricted stock purchase agreement, we repurchased and cancelled Mr. Knott’s 5,167 unvested shares. The repurchase price therefor was set-off against the outstanding principal and interest of the secured promissory note issued by Mr. Knott to us on May 31, 2000. Following the repurchase of such unvested shares, the principal outstanding under Mr. Knott’s promissory note was $1,402,268.

In connection with Mr. Knott’s termination without cause as Chief Executive Officer, Edward A. Lapekas was appointed as our interim Chief Executive Officer and served in that capacity until the appointment of Harold C. Bevis as our President and Chief Executive Officer in October 2003.

On June 10, 2002, we entered into a separation agreement with Richard P. Durham, our former Chairman and Chief Executive Officer. As of the date of the separation agreement, Mr. Durham owned 28,289 shares of common stock, 12,083 performance-vesting shares, 2,417 time-vested shares, warrants to purchase 1,250.48 shares of common stock and 1,232 shares of preferred stock of Pliant. All of Mr. Durham’s time-vested shares and 2,416 of Mr. Durham’s performance-vesting shares had vested as of the date of the separation agreement. Pursuant to the separation agreement, Mr. Durham agreed to convert an outstanding promissory note issued as payment for a portion of his shares into two promissory notes. The first note (the “Vested Secured Note”), in the principal amount of $2,430,798, relates to Mr. Durham’s time-vested shares and the vested portion of his performance-vesting shares. The second note (the “Non-Vested Secured Note”), in the principal amount of $4,862,099, related to the 9,667 performance-vesting shares which had not vested as of the date of the separation agreement. In addition to these notes, Mr. Durham had an additional outstanding promissory note (the “Additional Note”), with an outstanding balance of $1,637,974 at the date of his resignation, relating to a portion of the shares of common stock held by Mr. Durham. In accordance with the separation agreement, we repurchased and cancelled Mr. Durham’s 9,667 unvested shares in exchange for cancellation of the Non-Vested Secured Note on October 3, 2002.

The separation agreement preserved a put option established by Mr. Durham’s employment agreement with respect to his shares. For purposes of this put option, the separation agreement provides that the price per share to be paid by us is $483.13 with respect to common stock, $483.13 less any exercise price with respect to warrants, and the liquidation preference with respect to preferred stock. On July 9, 2002, Mr. Durham exercised his put option with respect to 28,289 shares of common stock, 1,232 shares of preferred stock and warrants to purchase 1,250.48 shares of common stock. Mr. Durham’s put option is subject to any financing or other restrictive covenants to which we are subject at the time of the proposed repurchase. Restrictive covenants under our credit facilities limit the number of shares we can currently repurchase from Mr. Durham. On October 3, 2002, as permitted by the covenants contained in our credit facilities, we purchased 8,204 shares from Mr. Durham for a purchase price of $3,963,599 less the outstanding amount of the Additional Note, which was cancelled. In December 2002 we purchased an additional 1,885 shares of common stock from Mr. Durham for an aggregate purchase price of approximately $910,700. As of December 31, 2003, our total remaining purchase obligation to Mr. Durham was approximately $10,623,097, excluding accrued preferred dividends. Mr. Durham continues to serve as a member of our Board of Directors as a designee of The Christena Karen H. Durham Trust, which holds 158,917 shares, or approximately 27.5%, of our outstanding common stock.

During 2001, we completed the transition of our corporate headquarters from Salt Lake City, UT to Schaumburg, IL, and we made certain changes in our management. During the first quarter of 2001, we incurred non-cash stock-based compensation expense of approximately $7.0 million as a result of certain modifications to our senior management employment arrangements with two executive officers.

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

Since the repayment of $219.6 million of variable rate term debt with the proceeds of our Senior Secured Discount Notes and borrowings under our new revolving credit facility on February 17, 2004 our interest rate risk has decreased substantially.

Our new revolving credit facility is at a variable rate of interest.  An increase of 1% in interest rates would result in an additional $100,000 of annual interest expense for each $10.0 million in borrowings under our new revolving credit facility.  We will thus be exposed to interest rate risk to the extent of our borrowings under the new revolving credit facility.

Our raw material costs are comprised primarily of resins.  Our resin costs comprised approximately 60% of our total manufacturing costs in 2003.  Market risk arises from changes in resin costs.  Although the average selling prices of our products generally increase or decrease as the cost of resins increases or decreases, the impact of a change in resin prices is more immediately reflected in our raw material costs than in our selling prices.  From time to time we enter into commodity collar agreements to manage resin market risks.  At December 31, 2003, we did not have any commodity collar agreements outstanding.

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

We enter into certain transactions denominated in foreign currencies but, because of the relatively small size of each individual currency exposure, we do not employ hedging techniques designed to mitigate foreign currency exposures.  Gains and losses from these transactions as of December 31, 2003 have been immaterial and are reflected in the results of operations.

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

ITEM 9A.       CONTROLS AND PROCEDURES

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

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information about our executive officers and directors is presented below. Pursuant to the stockholders’ agreement among us, the holders of our common stock and the holders of warrants to purchase our common stock, our board of directors currently consists of six members, four of whom are designated by our institutional common stockholders and warrantholders, two of whom are designated by The Christena Karen H. Durham Trust, or the Trust, and one of whom is appointed by our board of directors and must be a member of our senior management.

Name	Age	Position
Edward A. Lapekas	60	Non-Executive Chairman
Harold C. Bevis	44	President and Chief Executive Officer, Director
R. David Corey	55	Executive Vice President and Chief Operating Officer
Brian E. Johnson	48	Executive Vice President and Chief Financial Officer
Timothy J. Walsh	40	Director
Richard P. Durham	39	Director
Donald J. Hofmann, Jr.	45	Director
Albert (Pat) MacMillan	59	Director

Edward A. Lapekas became one of our directors on December 19, 2001 and became our Non-Executive Chairman on October 22, 2003. Mr. Lapekas served as our interim Chief Executive Officer from August 24, 2003 until October 22, 2003. From November 2002 until March 2003, Mr. Lapekas served as Chairman and Chief Executive Officer of NexPak Corporation, a media packaging company. Prior to that, Mr. Lapekas was Executive Chairman of Packtion Corporation, an e-commerce venture, from October 2000 until June 2001. From May 1996 until July 2000, Mr. Lapekas was employed by American National Can Group, Inc., last serving as Chairman and Chief Executive Officer. Prior to that, Mr. Lapekas served as Deputy Chairman and Chief Operating Officer of Schmalbach-Lubeca AG. From 1971 until 1991, Mr. Lapekas was employed by Continental Can Company, where he served in various strategy, planning, operating and marketing capacities. Mr. Lapekas is also a director of Silgan Corp. He received a B.A. degree from Albion College and an M.B.A. degree from Wayne State University. Pursuant to the stockholders’ agreement, Mr. Lapekas is one of the Trust’s designees to the board.

Harold C. Bevis was named President and Chief Executive Officer in October 2003. Mr. Bevis also serves on our Board of Directors. He has over 20 years of global experience with multiple types of technology-driven manufactured products sold across a full range of sales channels. Mr. Bevis joined Pliant from Emerson Electric, where he served as President of Emerson Telecommunications Products, a group of manufacturing companies, beginning in 1998. Mr. Bevis led the sale of this group to Emerson while he was President and CEO of Jordan Telecommunication Products, Inc., a manufacturer of nonproprietary communications products. Prior to that, Mr. Bevis served as Senior Vice President and General Manager of General Cable Corporation, a large, vertically integrated domestic manufacturer of wire and cable products sold through wholesale and retail channels to companies such as The Home Depot, True Value Hardware, Rexel and Graybar. Mr. Bevis has also held positions of increasing responsibility with General Electric, Booz, Allen & Hamilton, and General Dynamics, where he began his career as an engineer. Mr. Bevis holds a B.S. in Industrial Engineering from Iowa State University and an MBA in Marketing from Columbia University in New York.

R. David Corey was named Chief Operating Officer in March 2004.  He joined Pliant as Executive Vice President for Global Operations in November 2003. Mr. Corey has over 30 years of experience leading extrusion-based manufacturing businesses. Mr. Corey was a senior executive at Emerson Electric where he was President of HDPE, a manufacturing business that produced telecom, gas and water conduit products. He supervised plants and sales forces in the US, Mexico, UK, Spain, Brazil, Czech Republic, Malaysia, India and China. Previously, Mr. Corey was President of International Wire with operations in the US and Asia. Prior to that, Mr. Corey was Senior Vice President and General Manager of Telecom products for General Cable Corporation. He earned a B.S. in Business from Eastern Illinois University.

Brian E. Johnson became our Executive Vice President and Chief Financial Officer on July 17, 2001. Mr. Johnson joined Pliant in April 2001 as Senior Vice President and Chief Financial Officer. Prior to joining us, Mr. Johnson was Vice President and Chief Financial Officer of Geneer Corporation. His former positions include Executive Vice President at Lawson Mardon Packaging and Vice President and General Manager of Sengewald USA Inc. Mr. Johnson received a B.S. degree in Finance from the University of Illinois and an M.B.A. degree from the Kellogg School of Management at Northwestern University.

Timothy J. Walsh became one of our directors on May 31, 2000. He served as Non-Executive Chairman from June 2002 until October 2003. Mr. Walsh is an executive officer of JPMP Capital Corp., which is the general partner of JPMP Master Fund Manager, L.P., which is the general partner of J.P. Morgan Partners (BHCA), L.P., our principal stockholder. Since 1999, Mr. Walsh has been a Partner of J.P. Morgan Partners, LLC (formerly, Chase Capital Partners). JP Morgan Partners is a global partnership with approximately $21 billion in capital under management as of December 31, 2003. It is a leading provider of private equity and has closed over 1,300 individual transactions since its inception in 1984. JP Morgan Partners has more than 140 investment professionals in eight regional offices throughout the world. JP Morgan Partners’ primary limited partner is J.P. Morgan Chase & Co. (NYSE: JPM), one of the largest financial institutions in the United States. From 1993 to 1999, Mr. Walsh held various positions with J.P. Morgan Partners in Europe and North America. Prior to 1993, he was a Vice President of J.P. Morgan Chase & Co. (formerly, The Chase Manhattan Corporation). Mr. Walsh is also a director of Better Minerals & Aggregates Company, Klockner Pentaplast S.A. and Metokote Corporation. Mr. Walsh received a B.S. degree from Trinity College and an M.B.A. degree from the University of Chicago. Pursuant to the stockholders’ agreement, Mr. Walsh is one of the designees to the board by our institutional common stockholders and warrantholders.

Richard P. Durham became one of our directors on May 31, 2000. Mr. Durham also served as our President, from March 1997 through March 2001, and as our Chief Executive Officer from March 1997 through June 2002. He was also the chairman of our board of directors from May 31, 2000 to June 2002. Mr. Durham has been with various Huntsman Corporation affiliates since 1987. Prior to becoming our President, Mr. Durham served as Co-President and Chief Financial Officer of Huntsman Corporation. Mr. Durham is also a director of Huntsman Corporation. Mr. Durham is a graduate of The Wharton School of Business at the University of Pennsylvania. Pursuant to the stockholders’ agreement, Mr. Durham is one of the Trust’s designees to the board.

Donald J. Hofmann, Jr. became one of our directors on May 31, 2000. Since January 2003, Mr. Hofmann has been a Senior Advisor of J.P. Morgan Partners, LLC. From 1992 until January 2003, Mr. Hofmann was a partner of J.P. Morgan Partners, LLC. Mr. Hofmann received a B.A. degree from Hofstra University and an M.B.A. degree from the Harvard Business School. Pursuant to the stockholders’ agreement, Mr. Hofmann is one of the designees to the board by our institutional common stockholders and warrantholders.

Albert (Pat) MacMillan became one of our directors on December 19, 2001. Mr. MacMillan is the founder and CEO of Team Resources, a consulting firm with offices in the United States, Venezuela, Peru, Chile, and Mexico. Founded in 1980, Team Resources provides client services in the areas of strategy, building team-based organizations, and designing leadership development strategies. He also serves on the boards of directors of Unum/Provident and Metokote Corporation, as well as several foundations and non-profit organizations. He received a B.A. degree in Business and an M.B.A. degree from the University of Washington. Pursuant to the stockholders’ agreement, Mr. MacMillan is one of the designees to the board by our institutional common stockholders and warrantholders.

Code of Ethics for Officers

Our board of directors plans to adopt a code of ethics for all officers and directors which will be available upon request.

Audit Committee

Our board of directors has an audit committee. The audit committee maintains oversight responsibilities with respect to our accounting, auditing, financial reporting and internal control processes generally. The members of the audit committee are Timothy J. Walsh and Edward A. Lapekas. Mr. Lapekas is considered independent within the meaning of applicable SEC rules.  Mr. Walsh may not be deemed independent in light of the numerous transactions between the Company and J.P. Morgan Partners and its affiliates (see Item 13, “Certain Relationships and Related Transactions.”)  In light of the fact that the Company has no public equity outstanding, the board of directors has not determined whether either of the audit committee members is an “audit committee financial expert” as defined in SEC Rules.  Our board of directors previously had an executive committee, a compensation committee and an environmental, health and safety committee. Those committees were dissolved in 2003 and their responsibilities conferred on the entire board of directors.

ITEM 11.               EXECUTIVE COMPENSATION

The following summary compensation table sets forth information about compensation earned in the fiscal years ended December 31, 2003, 2002 and 2001 by each person serving as Chief Executive Officer during 2003 and the five other most highly compensated executive officers of Pliant (as of the end of the last fiscal year) (collectively, the “Named Executive Officers”).

Summary compensation table

				Long-term compensation (2)
				Securities
		Annual compensation(1)		underlying
		Salary	Bonus	options	All other
Name and principal position	Year	($)	($)	(#)	compensation

Jack E. Knott II	2003	$325,846	$222,262	—	$239,306	(4)
Former Chief Executive Officer	2002	375,000	163,659	—	5,700	(5)
until August 22, 2003(3)	2001	337,500	163,428	—	5,100	(6)
Richard P. Durham	2003	—	—	—	229,147	(8)
Chairman and Chief Executive Officer	2002	250,000	185,800	—	273,208	(9)
until June 10, 2002(7)	2001	500,000	381,024	—	5,100	(6)
Harold C. Bevis	2003	78,974	—	—	—
President and Chief Executive	2002	—	—	—	—
Officer(10)	2001	—	—	—	—
R. David Corey	2003	33,175	—	—	—
Executive Vice President and Chief Operating	2002	—	—	—	—
Officer	2001	—	—	—	—
Brian E. Johnson	2003	267,799	47,860	—	4,000	(17)
Executive Vice President	2002	267,799	41,928	—	5,700	(5)
and Chief Financial Officer	2001	265,200	44,370	5,000	5,100	(6)
Stanley B. Bikulege	2003	282,499	70,125	—	4,000	(17)
Former Executive Vice President,	2002	247,083	47,093	2,720	5,700	(5)
Group President, Pliant USA (18)	2001	203,125	66,245	250	56,931	(12)
Elise H. Scroggs	2003	160,166	100,190	—	115,973	(14)
Former Executive Vice President,	2002	205,417	32,972	2,200	5,700	(5)
President, Pliant International(13)	2001	151,917	46,207	425	3,184	(15)
Len Azzaro	2003	252,335	134,873	—	4,000	(17)
Former Executive Vice President and	2002	—	—	—	—
President, Flexible Packaging(16)	2001	—	—	—	—

(1)           Perquisites and other personal benefits, securities or property, in the aggregate, are less than either $50,000 or 10% of the total annual salary and bonus reported for the applicable Named Executive Officer.

(2)           At December 31, 2003, the number of shares of restricted stock held by Messrs. Durham and Knott were 4,833 and 2,583, respectively. The value of such shares of restricted stock at December 31, 2003 has not been reported as compensation because it did not exceed the consideration paid by the applicable Named Executive Officer.

(3)           Mr. Knott was terminated without cause as Chief Executive Officer on August 22, 2003.

(4)           Consists of $180,513 in severance compensation, employer’s 401(k) contributions of $4,000 and $54,793 in vacation pay.

(5)           Consists of $5,700 for employer’s 401(k) contributions.

(6)           Consists of $5,100 for employer’s 401(k) contributions.

(7)           Mr. Durham resigned as Chairman and Chief Executive Officer on June 10, 2002.

(8)           Consists of $229,147 in severance compensation.

(9)           Consists of (a) a $250,000 severance payment, (b) a $15,000 director’s fee for the period subsequent to Mr. Durham’s resignation as Chief Executive Officer, (c) a $2,500 committee meeting fee for the period subsequent to Mr. Durham’s resignation as Chief Executive Officer and (d) $5,700 for employer’s 401(k) contributions.

(10)         Mr. Bevis was appointed President and Chief Executive Officer in October 2003. His current annual compensation is  $650,000.

(11)         Mr. Corey was appointed Executive Vice President of Global Operations in November 2003. He was promoted to Chief Operating Officer in March 2004.  His current annual compensation is $350,000.

(12)         Consists of employer’s 401(k) contributions of $5,100 and relocation expense reimbursement of $51,831.

(13)         Ms. Scroggs resigned as Executive Vice President and President, Pliant International on August 29, 2003.

(14)         Consists of $82,333 in severance compensation, vacation pay of $29,640 and employer’s 401(k) contribution of $4,000.

(15)         Consists of $3,184 for employer’s 401(k) contributions.

(16)         Mr. Azzaro resigned as Executive Vice President and President, Flexible Packaging on February 15, 2004.

(17)         Consists of employer’s 401(k) contribution of $4,000.

(18)         Mr. Bikulege resigned as Executive Vice President and Group President of Pliant Corporation on March 12, 2004.

Stock options and restricted stock

Pursuant to the recapitalization, options covering a total of 8,902 common shares were rolled over from a previous plan. In addition, we adopted our 2000 Stock Incentive Plan. The 2000 plan became effective as of the consummation of the recapitalization and authorizes grants of nonqualified stock options or restricted stock to employees, officers, directors, managers or advisors of Pliant or any of its subsidiaries. As amended, a total of 65,600 shares are authorized for issuance under the 2000 plan. As of December 31, 2003, we had outstanding grants of restricted stock covering 8,041 shares of common stock and options to acquire 45,012 shares of common stock under the 2000 plan. Shares of restricted stock that are forfeited, and unissued shares reserved for issuance pursuant to options that terminate, expire or are cancelled without having been fully exercised, become available to be issued pursuant to new grants under the 2000 Plan.

In August 2002, we adopted our 2002 Stock Incentive Plan. The 2002 plan authorizes grants of incentive stock options, nonqualified stock options and stock bonuses, as well as the sale of shares of common stock, to our and any of our subsidiaries’ employees, officers, directors and consultants. A total of 4,793 shares are authorized for issuance under the 2002 plan.

During the year ended December 31, 2003, 250 options to purchase common stock were granted and 6,580 options were cancelled. No stock options were granted to the Named Executive Officers during 2003.

The following table provides information as to the options held by each of the Named Executive Officers at the end of 2003. There is no established trading market for our common stock and, therefore, the aggregate market value of our shares cannot be determined by reference to recent sales or bid and asked prices. The value of unexercised in-the-money options was assumed to be equal to the price per share paid in the recapitalization ($483.13 per share). None of the Named Executive Officers exercised any options during the last fiscal year.

Aggregated option exercises in last fiscal year and FY-end option values

Name	Shares acquired on exercise	Value realized	Number of securities underlying unexercised options at fy-end (#) exercisable/unexercisable	Value of unexercised in- the-money options at fy-end ($) exercisable/unexercisable
Brian E. Johnson	—	—	1,000/4,000	0/0

The options or restricted common stock granted prior to January 1, 2001 pursuant to the 2000 plan, as amended, provide for vesting as follows: (1) one-sixth are “time-vested” options or shares, which vested on January 1, 2001, so long as the recipient was still our employee on such date, and (2) the remainder are “performance-vesting” options or shares, which vest in increments upon the achievement of performance targets as follows: (a) vesting in full, if 100% or more of the applicable performance target is achieved as of the end of any calendar quarter during the option term and (b) partial vesting if more than 90% of the applicable performance target is achieved as of the end of any calendar quarter during the option term. Moreover, all performance-vesting options or shares not previously vested in accordance with the preceding sentence will vest automatically in full on December 31, 2009 so long as the recipient is still our employee on such date. Options granted pursuant to the 2000 plan subsequent to January 1, 2001 vest similarly, except that all of the options are “performance-vesting” options, which vest in increments upon the achievement of performance targets.

Pension plans

The following table shows the estimated annual benefits payable under our tax-qualified defined benefit pension plan in specified final average earnings and years of service classifications.

Pliant Corporation pension plan table

Final Average	Service
Compensation	10	15	20	25	30	35	40
$100,000	$16,000	$24,000	$32,000	$40,000	$48,000	$56,000	$64,000
125,000	20,000	30,000	40,000	50,000	60,000	70,000	80,000
150,000	24,000	36,000	48,000	60,000	72,000	84,000	96,000
175,000	28,000	42,000	56,000	70,000	84,000	98,000	112,000
200,000	32,000	48,000	64,000	80,000	96,000	112,000	128,000

Our current pension plan benefit is based on the following formula: 1.6% of final average compensation multiplied by years of credited service, minus 1.5% of estimated Social Security benefits multiplied by years of credited service (with a maximum of 50% of Social Security benefits). Final average compensation is based on the highest average of three consecutive years of compensation. In certain circumstances, covered compensation for purposes of the pension plan includes compensation earned with our former affiliates. The Named Executive Officers were participants in the pension plan in 2002. The final average compensation for purposes of the pension plan in 2003 for each of the Named Executive Officers is $200,000, which is the maximum that can be considered for the 2003 plan year under federal regulations. Federal regulations also provide that the maximum annual benefit paid from a qualified defined benefit plan cannot exceed $160,000 as of January 1, 2003. Benefits are calculated on a straight life annuity basis. The benefit amounts under the pension plan are offset for Social Security as described above.

The number of completed years of credited service as of December 31, 2003 under our pension plan for the Named Executive Officers participating in the plan were as follows:

Years of Credited Service
Brian E. Johnson	2

Employment agreements

We are currently negotiating an employment agreement with Mr. Bevis, although there can be no assurance we will reach an agreement with Mr. Bevis on the terms thereof.  We have not entered into an employment agreement with Mr. Corey. Mr. Bevis receives a current annual salary of $650,000 and a guaranteed annual bonus of $650,000. Mr. Corey receives an annual salary of $350,000. Our Board of Directors intends to adopt an equity compensation program for our executive officers that would involve the issuance of a new class of restricted preferred stock.

On September 26, 2003, we entered into retention bonus agreements with each of Stanley B. Bikulege and Len Azzaro whereby we agreed to pay a retention bonus equal to $1,000,000 if he is continuously employed by the Company from the date of the agreement through and including September 30, 2005. Len Azzaro resigned on February 15, 2004.  An agreed upon settlement of $0.6 million was made to Len Azzaro.  Stan Bikulege resigned from the Company on March 12, 2004.  We have not agreed to pay any severance compensation to Mr. Bikulege.

On August 24, 2003, we entered into a consulting agreement with Edward A. Lapekas, who at the time was our interim Chief Executive Officer. The consulting agreement provides that Mr. Lapekas would act as interim Chief Executive Officer until the earlier of March 30, 2004 or thirty days following the date that either we elect or Mr. Lapekas elects to terminate the consulting arrangement. The consulting agreement was mutually terminated on October 22, 2003. The services provided by Mr. Lapekas during the consulting period include assisting our board of directors in maximizing our value, assisting in the recruitment of senior level management (including Messrs. Bevis and Corey) and acting as our senior representative to third parties. The consulting agreement provided for a consulting fee equal to $2,000 per work day (plus bonus compensation based on targets set forth in our management incentive program). An aggregate of $182,000 in compensation was paid to Mr. Lapekas under the consulting agreement in 2003.

On September 8, 2003, we entered into a separation agreement with Jack E. Knott II, as described in “Certain relationships and related transactions.”

On June 10, 2002, we entered into a separation agreement with Richard P. Durham, as described in “Certain relationships and related transactions.” Mr. Durham continues to serve as a member of our Board of Directors as a designee of The Christena Karen H. Durham Trust, which holds 158,917 shares, or approximately 27.5%, of our outstanding common stock.

On March 30, 2001, we entered into a five year employment agreement with Brian E. Johnson, our Executive Vice President and Chief Financial Officer. The employment agreement provides for the payment of a base salary, the grant of an option to purchase 5,000 shares of our common stock, at least three weeks paid vacation per year, participation in our leased car program, payment of Mr. Johnson’s present country club membership dues and participation in our other employee benefit programs, including our management incentive program, and included non-disclosure of confidential information provisions and a non-compete provision for one year following termination of employment with us (unless termination was due to the term expiring). Mr. Johnson has agreed in his employment agreement that any inventions, improvements, technical or software developments, trademarks, patents and similar information relating to us or our business, products or services conceived, developed or made by him while employed by us belong to us. If Mr. Johnson’s employment is terminated without cause or he resigns for good reason, he will be entitled to receive severance payments and continue to participate in our medical and dental plans for one year. In addition, if Mr. Johnson’s employment with us terminates for any reason, we will have the right under the employment agreement to repurchase the shares of our common stock owned by him at a purchase price equal to their fair market value. We will be required to repurchase all of the shares of common stock owned by Mr. Johnson at his or his estate’s option if his employment is terminated because of death, disability, retirement or resignation for good reason, so long as we are permitted to do so at the time under the covenants contained in our financing agreements.

In August 2003, we entered into a separation agreement with Elise H. Scroggs, our former Executive Vice President and President of Pliant International. Under the terms of the separation agreement, Ms. Scroggs is entitled to severance pay in the approximate amount of $247,000, payable in installments, and other benefits payable under our severance plan for non-union employees.

Compensation of directors

Each director who is not an employee of ours or a partner or senior advisor of J.P. Morgan Partners, LLC is entitled to receive an annual fee of $30,000, plus $10,000 per year for any committee service. Currently there are three directors who receive director fees: Messrs. Durham, Lapekas and MacMillan. In addition, Mr. Lapekas will receive a fee of $100,000 per year for his service as Non-Executive Chairman and a fee of $30,000 per year for serving on our audit committee.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table contains information with respect to the ownership of our common stock as of March 24, 2004 by:

•      each person known to own beneficially more than 5% of our common stock,

•      each of our directors,

•      each of our Named Executive Officers, and

•      all of our executive officers and directors as a group.

The amounts set forth in the table and footnotes below do not include shares of restricted common stock issued under the 2000 plan that remain subject to performance vesting requirements that had not been met as of March 24, 2004.

                Pursuant to a stockholders’ agreement dated May 31, 2000, the parties to that agreement have committed to vote their shares in the election of directors in the manner described in “Certain relationships and related transactions - The stockholders’ agreement.”

                The amounts and percentages of shares beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

Except as otherwise indicated in these footnotes, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock.

	Number of shares of common stock beneficially owned	Percent of class
JPMP Capital Corp.(1)	405,276	61.44%
The Christena Karen H. Durham Trust(2)	158,917	27.8%
Perry Acquisition Partners-2, L.P.(3).	34,527	6.0%
Harold C. Bevis	—	0.0%
R. David Corey	—	0.0%
Richard P. Durham (4)	24,283	4.24%
Jack E. Knott II(5)	11,717	2.02%
Donald J. Hofmann, Jr.	—	0.0%
Timothy J. Walsh(6)	—	0.0%
Edward A. Lapekas	207	*
Albert (Pat) MacMillan	—	0.0%
Brian E. Johnson	1,018	*
Stanley B. Bikulege (7)	626	*
Elise H. Scroggs (8)	108	*
Ronald A. Artzer	—	0.0%
All directors and executive officers as a group (12 persons)	37,959	6.51%

*              Less than 1%.

(1)           Includes (i) 317,306 shares of common stock held by Southwest Industrial Films, LLC, which is controlled by J.P. Morgan Partners (BHCA), L.P., as managing member, (ii) 43,047 shares of common stock which are issuable upon exercise of warrants to purchase common stock issued in connection with our preferred stock held by Southwest Industrial Films II, LLC, which is controlled by J.P. Morgan (BHCA), L.P., as managing member, (iii) 44,816 shares of common stock which are issuable upon exercise of warrants to purchase common stock issued in connection with our preferred stock held by Southwest Industrial Films, LLC, and (iv) 107 shares of common stock which are issuable upon exercise of 1,264 warrants held by Southwest Industrial Films, LLC. JPMP Capital Corp. is the indirect general partner of J.P. Morgan Partners (BHCA), L.P., and a wholly-owned subsidiary of J.P. Morgan Chase & Co., a publicly traded company. JPMP Capital Corp. and each of the foregoing entities is an affiliate of J.P. Morgan Partners, LLC and has an address c/o J.P. Morgan Partners, LLC, 1221 Avenue of the Americas, 39th Floor, New York, New York 10020.

(2)           The address of The Christena Karen H. Durham Trust is P.O. Box 17600, Salt Lake City, Utah 84117. The trustee of the Trust is Richard P. Durham. The Trust was established for the benefit of Christena H. Durham and her children. Christena H. Durham is the wife of Richard P. Durham.

(3)           Includes 231 shares of common stock held by Perry Principals Holdings, LLC and 4,060 shares of common stock which are issuable upon exercise of warrants to purchase common stock issued in connection with our preferred stock held by Perry Acquisition Partners-3, L.P. Richard C. Perry is the managing member of Perry Principals Holdings, LLC and the managing member of Perry Investors-2, LLC, which is the general partner of Perry Acquisition Partners-2, L.P. Richard C. Perry is also the president of Perry Corp., which is the indirect general partner of Perry Acquisition Partners-3, L.P. As such, Richard C. Perry may be deemed to have voting and investment power with respect to the shares of common stock and warrants owned by Perry Acquisition Partners-2, L.P., Perry Acquisition Partners-3, L.P. and Perry Principals Holdings, LLC. Richard C. Perry disclaims beneficial ownership of such shares and warrants, except to the extent of his pecuniary interest therein. Each of the foregoing entities is an affiliate of Perry Acquisition Partners L.P. and has an address c/o Perry Acquisition Partners L.P., 599 Lexington Avenue, New York, New York 10022.

(4)           Includes 1,250 shares of common stock issuable upon exercise of warrants to purchase common stock issued in connection with our preferred stock. As trustee of The Christena Karen H. Durham Trust and the spouse of Christena H. Durham, who is a beneficiary of the Trust, Richard P. Durham may be deemed the beneficial owner of the shares of common stock owned by the Trust. Richard P. Durham disclaims beneficial ownership of the shares of common stock owned by the Trust.

(5)           Includes 8,902 shares of common stock issuable upon exercise of 1998 options that are immediately exercisable.

(6)           Mr. Walsh may be deemed the beneficial owner of the shares of common stock and warrants owned by each of Southwest Industrial Films, LLC and Southwest Industrial Films II, LLC, respectively, due to his positions with JPMP Capital Corp. and J.P. Morgan Partners, LLC, which are affiliates of J.P. Morgan Partners (BHCA), L.P., which in turn controls each of Southwest Industrial Films, LLC and Southwest Industrial Films II, LLC, as managing member.

(7)           Mr. Bikulege resigned on March 12, 2004.

(8)           Ms. Scroggs resigned on August 29, 2003.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information relating to our equity compensation plans as of December 31, 2003.  Our equity securities are closely held and are not publicly traded. In addition, as required by our stockholders’ agreement, a majority of our board of directors has been appointed by our institutional common stockholders and warrant holders, including our controlling shareholder.  Therefore, our board of directors approves our equity compensation plans without obtaining approval directly from our shareholders.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	—		—	—
Equity compensation plans not approved by security holders	53,289	(1)	$419.13	21,213
Total	53,289		$419.13	21,213

(1)   Includes 8,041 shares of restricted stock issued under the 2000 Stock Incentive Plan.

The equity compensation plans not approved by security holders include our 2000 Stock Incentive Plan and 2002 Stock Incentive Plan. The material features of these plans are described under Item 11, “Executive Compensation—Stock Options and Restricted Stock” and in Note 11 to our consolidated financial statements.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management

Prior to the recapitalization, we sold shares of Class C common stock to certain members of management for cash.  We also issued shares of Class C common stock to certain members of our senior management in exchange for promissory notes.  Approximately one-half of these shares were purchased and approximately one-half were “rolled over” as common stock in the recapitalization.  In connection with the recapitalization, we issued additional shares of restricted stock to each of our executive officers serving at that time in exchange for promissory notes.  The original promissory notes of our executive officers were amended during 2000 and 2001 in connection with the recapitalization, certain severance arrangements and other events relating to the transition to a new management team.  The terms of these promissory notes and the related transactions are described below for each person who served as an executive officer during 2001, 2002 or 2003.

Jack E. Knott II

Mr. Knott served as our Chief Executive Officer until August 2003. Prior to termination of his employment without cause, we had issued 1,292 time-vested shares and 6,458 performance-vesting shares to Mr. Knott in exchange for a promissory note of $3,744,260 on May 31, 2000. The principal amount of the promissory note was subsequently reduced to $1,402,268 when we elected to redeem 5,167 performance-vesting shares upon termination of Mr. Knott’s employment with us. Interest on Mr. Knott’s promissory note accrued at the rate of 7% per annum through December 31, 2000. On April 21, 2001, we amended the terms of Mr. Knott’s promissory note so that no interest would accrue after December 31, 2000 and our sole recourse against Mr. Knott with respect to his obligations under the promissory note would be the 7,750 shares of restricted stock pledged as collateral. There is no outstanding interest remaining on Mr. Knott’s promissory note.

On September 8, 2003, we entered into a separation agreement with Mr. Knott. As of the date of the separation agreement, Mr. Knott owned 232 shares of our common stock, 6,458 performance-vesting shares (of which 1,291 had vested), 1,292 time-vested shares, options to purchase 8,902 shares of common stock and 229 shares of preferred stock. Pursuant to the terms of the separation agreement, and in addition to the benefits payable to Mr. Knott following a termination without cause under the terms of his employment agreement with us, we agreed to extend the termination date of his right to exercise his options to acquire 8,902 shares of common stock until August 22, 2005; not to exercise our rights to redeem the common stock, vested performance-vesting shares, time-vested shares and preferred stock owned by him until the earlier of a transaction consisting of a sale of us or August 22, 2005; and to pay him a cash payment of $50,000.

Richard P. Durham

Mr. Durham served as our Chairman and Chief Executive Officer until June 2002. On June 10, 2002, we entered into a separation agreement with Mr. Durham. As of the date of the separation agreement, Mr. Durham owned 28,289 shares of common stock, 12,083 performance-vesting shares, 2,417 time-vested shares, warrants to purchase 1,250.48 shares of common stock and 1,232 shares of preferred stock of Pliant. All of Mr. Durham’s time-vested shares and 2,416 of Mr. Durham’s performance-vesting shares had vested as of the date of the separation agreement. Pursuant to the separation agreement, Mr. Durham agreed to convert an outstanding promissory note issued as payment for a portion of his shares into two promissory notes. The first note (the “Vested Secured Note”), in the principal amount of $2,430,798, related to Mr. Durham’s time-vested shares and the vested portion of his performance-vesting shares. The second note (the “Non-Vested Secured Note”), in the principal amount of $4,862,099, related to the 9,667 performance-vesting shares which had not vested as of the date of the separation agreement. In addition of these notes, Mr. Durham had an additional outstanding promissory note (the “Additional Note”), with an outstanding balance of $1,637,974 at the date of his resignation, relating to a portion of the shares of common stock held by Mr. Durham. In accordance with the separation agreement, we repurchased and cancelled Mr. Durham’s 9,667 unvested shares in exchange for cancellation of the Non-Vested Secured Note on October 3, 2002.

The separation agreement preserved a put option established by Mr. Durham’s employment agreement with respect to his shares. For purposes of this put option, the separation agreement provides that the price per share to be paid by us is $483.13 with respect to common stock, $483.13 less any exercise price with respect to warrants, and the liquidation preference with respect to preferred stock. On July 9, 2002, Mr. Durham exercised his put option with respect to 28,289 shares of common stock, 1,232 shares of preferred stock and warrants to purchase 1,250.48 shares of common stock. Mr. Durham’s put option is subject to any financing or other restrictive covenants to which we are subject at the time of the proposed repurchase. Restrictive covenants under our existing credit facilities limit the number of shares we can currently repurchase from Mr. Durham. On October 3, 2002, as permitted by the covenants contained in our existing credit facilities, we purchased 8,204 shares from Mr. Durham for a purchase price of $3,963,599 less the outstanding amount of the Additional Note, which was cancelled. In December 2002 we purchased an additional 1,885 shares of common stock from Mr. Durham for an aggregate purchase price of approximately $910,700. As of December 31, 2003, our total remaining purchase obligation to Mr. Durham was approximately $10,623,097, excluding accrued preferred dividends. Mr. Durham continues to serve as a member of our

Board of Directors as a designee of The Christena Karen H. Durham Trust, which holds 158,917 shares, or approximately 27.5%, of our outstanding common stock.

Scott K. Sorensen

Mr. Sorensen served as our Executive Vice President and Chief Financial Officer until February 2001.  Prior to his resignation, we issued common stock to Mr. Sorensen in exchange for promissory notes on two separate occasions.  On February 22, 1999, we sold 7,867 shares of Class C common stock to Mr. Sorensen in exchange for a $786,700 promissory note.  On May 31, 2000, we also issued 1,125 time-vested shares and 5,625 performance-vested shares in exchange for a $3,261,129 promissory note.  Each of Mr. Sorensen’s promissory notes originally bore interest at the rate of 7% per annum.  As part of our severance arrangements with Mr. Sorensen in February 2001, we cancelled all interest, in the amount of approximately $132,000, accrued under Mr. Sorensen’s $3,261,129 promissory note.  We also redeemed all 6,750 of Mr. Sorensen’s time-vested and performance-vested shares in exchange for cancellation of this promissory note.  In addition, we amended Mr. Sorensen’s $786,700 promissory note to provide that no interest would accrue after February 28, 2001.  As of December 31, 2003, the amount outstanding under Mr. Sorensen’s remaining promissory note, including accrued interest, was $896,838.  This amount is payable in three annual installments beginning on May 31, 2006.

Ronald G. Moffitt

Mr. Moffitt served as our Senior Vice President and General Counsel until February 2001.  Prior to his resignation, we issued common stock to Mr. Moffitt in exchange for promissory notes on two separate occasions.  On February 22, 1999, we sold 2,622 shares of Class C common stock to Mr. Moffitt in exchange for a $262,200 promissory note.  On May 31, 2000, we also issued 625 time-vested shares and 3,125 performance-vested shares in exchange for a $1,811,739 promissory note.  Each of Mr. Moffitt’s promissory notes originally bore interest at the rate of 7% per annum.  As part of our severance arrangements with Mr. Moffitt in February 2001, we cancelled all interest, in the amount of approximately $85,500, accrued under Mr. Moffitt’s $1,811,739 promissory note.  We also redeemed all 3,125 of Mr. Moffitt’s performance-vested shares for an aggregate purchase price of $1,509,781, which was set-off against this promissory note.  In addition, we amended Mr. Moffitt’s $262,200 promissory note to provide that no interest would accrue after February 28, 2001.  As of December 31, 2003, the amounts outstanding under Mr. Moffitt’s two promissory notes, including accrued interest, were $301,956 and $275,877.  Each of these amounts is payable in three annual installments beginning on May 31, 2006.

Transactions Between Pliant and New Stockholders

Common Stock Registration Rights Agreement

Pursuant to a registration rights agreement entered into on May 31, 2000, as amended, we granted to our institutional common stockholders and warrantholders certain “demand” and “piggyback” registration rights for the registration under the Securities Act of the shares of common stock owned by them. Under the registration rights agreement, upon request of holders holding in excess of 50% of the shares of common stock held by our institutional investors and their transferees and affiliates (the “Requisite Investor Stockholders”), we are required to use our best efforts to register the shares. The Requisite Investor Stockholders are entitled to request two demand registrations. Also, if we are not a public company or sold to a third party prior to May 31, 2005, the Trust and its transferees and affiliates will be entitled to request one demand registration. Further, at any time 60 days after any initial public offering of common stock, holders holding in excess of 60% of the shares of common stock underlying our warrants to purchase common stock issued in connection with our preferred stock, and holders holding in excess of 60% of the shares of common stock underlying the note warrants will each be entitled to exercise one demand registration. At any time after we have qualified for use of Form S-3, all parties to the registration rights agreement will have the right to request that we effect a registration under the Securities Act of their shares of common stock, subject to customary “blackout” and “cutback” provisions. The stockholders and holders of the warrants to purchase common stock issued in connection with our preferred stock, and note warrants party to the registration rights agreement also may request that we use our best efforts to register shares of common stock held by them in other registrations initiated by us on our own behalf or on behalf of any other stockholder. We must pay all reasonable out-of-pocket costs and expenses, other than underwriting discounts and commissions, of any registration under the registration rights agreement. The registration rights agreement also contains customary provisions with respect to registration procedures, underwritten offerings and indemnification and contribution rights in connection with the registration of common stock on behalf of the stockholders, holders of the warrants to purchase common stock issued in connection with our preferred stock, and holders of the note warrants party to the registration rights agreement.

The stockholders’ agreement

A stockholders’ agreement entered into on May 31, 2000, as amended, governs the exercise of voting rights by our stockholders, including holders of our warrants to purchase common stock issued in connection with our preferred stock, who exercise their warrants for common stock, with respect to the election of directors and certain other material events. The parties to the stockholders’ agreement agreed initially to vote their shares of common stock to elect (i) four directors designated by the Requisite Investor Stockholders, (ii) two directors designated by the Trust and (iii) one director appointed by our board of directors, who must be a member of our senior management. At the request of the Requisite Investor Stockholders, the size of our board of directors may be increased from seven to nine. If so increased, one of the two additional directors will be designated by the Requisite Investor Stockholders and the other will be our chief executive officer.

The provisions of the stockholders’ agreement also govern:

•      restrictions on the transfer of shares of common stock and warrants to purchase common stock issued in connection with our preferred stock;

•      preemptive rights for holders of our common stock and warrants to purchase certain equity securities to be issued by us in the amounts required to maintain their percentage ownership;

•      stockholder or company rights of first refusal to purchase certain shares of our common stock to be sold by other stockholders;

•      agreement by stockholders and holders of the warrants to consent to the sale of all of, or a controlling interest in, us to a third party, if such sale is approved by our board of directors, and to sell their shares of common stock and warrants if so required;

•      rights of stockholders and holders of the warrants to participate in certain sales of the shares of our common stock by other stockholders; and

•      rights of holders of our common stock and warrants to receive certain financial and other information.

Credit facilities and note offerings

JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank) is the syndication agent and is a lender under our new revolving credit facility. JPMorgan Chase Bank received customary fees under our new revolving credit facility for acting in such capacities. J.P. Morgan Securities Inc. served as the arranger for our new revolving credit facility and in connection with certain amendments to our previous credit facilities and received customary fees in such capacity. An affiliate of JPMorgan Chase Bank received customary fees for arranging the December 2003 waiver with respect to our then existing credit facilities.

J.P. Morgan Securities Inc. was one of the initial purchasers in our May 2000 offering of our 13% Senior Subordinated Notes due 2010 and was also the dealer manager for the debt tender offer and consent solicitation relating to our 9 1/8% Senior Subordinated Notes due 2007. J.P. Morgan Securities Inc. received fees of approximately $8.7 million for acting in such capacities. J.P. Morgan Securities Inc. was also one of the initial purchasers in our April 2002 offering of our 13% Senior Subordinated Notes due 2010 and received fees of approximately $1.9 million for acting in such capacity. We used approximately $93.3 million of the net proceeds from the April 2002 offering to repay indebtedness under our then existing credit facilities. J.P. Morgan Securities Inc. was an initial purchaser in our May 2003 offering of 11 1/8% Senior Secured Notes due 2009 and received fees of approximately $4.4 million for acting in such capacity. We used approximately $240 million of the net proceeds from the May 2003 offering to repay indebtedness under our then existing credit facilities. J.P Morgan Securities Inc. was an initial purchaser in our February 2004 offering of 11 1/8% Senior Secured Discount Notes due 2009 and received fees of approximately $2.4 million for acting in such capacity.  We used the proceeds of this February 2004 offering to repay and terminate our prior credit facilities.  In addition, JP Morgan Chase Bank is a lending party under the new credit facility completed in February 2004 and received fees of approximately $0.7million for acting in such capacity.  In addition, we paid fees of approximately $0.6 million in September 2000, approximately $0.5 million in July 2001, approximately $0.6 million in April 2002, approximately $0.6 million in October 2002, approximately $0.5 million in March 2003, approximately $0.3 million in May 2003 and approximately $0.1 million in December 2003, to JPMorgan Chase Bank, in each case in connection with amendments to our then existing credit facilities.

Each of JPMorgan Chase Bank, J.P. Morgan Chase & Co. and J.P. Morgan Securities Inc. is an affiliate of Southwest Industrial Films, LLC, which owns approximately 55% of our outstanding common stock and currently has the right under the stockholders’ agreement to appoint four of our directors, and of Flexible Films, LLC, which, together with affiliates, owns approximately 59% of our outstanding preferred stock, subject to certain preemptive rights with respect to 10,000 shares of preferred stock issued on March 25, 2003. Southwest Industrial Films, LLC and Flexible Films, LLC are subsidiaries of J.P. Morgan Partners (BHCA), L.P. Donald J. Hofmann, Jr. and Timothy J. Walsh, who serve on our board of directors, is a senior advisor and a partner, respectively, of J.P. Morgan Partners, LLC, which serves as investment advisor to J.P. Morgan Partners (BHCA), L.P. and JPMP Capital Corp. JPMP Capital Corp. is

a subsidiary of J.P. Morgan Chase & Co. and is the general partner JPMP Master Fund Manager, L.P., which is the general partner of J.P. Morgan Partners (BHCA), L.P. Messr. Walsh is an executive officer of JPMP Capital Corp. and a limited partner of JPMP Master Fund Manager, L.P.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for professional services provided by our independent auditors in each of the last two fiscal years, in each of the following categories are:

	2003	2002
Audit fees	$699,582	$520,525
Audit-related fees	34,850	136,650
Tax fees	188,125	16,680
All other fees	—	—
	$922,557	$673,855

Fees for audit services include fees associated with the annual audit, the reviews of the Company’s quarterly reports on Form 10-Q, statutory audit requirements internationally, comfort letters and responses to SEC comments regarding Form S-1 and Form S-4 filings. Tax fees included tax planning and restructuring matters.  Audit related fees included due diligence fees for acquisitions and advisory services related to Sarbanes-Oxley matters.

All audit and other fees paid to our independent auditor are pre-approved by the Audit Committee.

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(2)	Financial Statement Schedule:

Schedule II – Valuation and Qualifying Accounts
The remaining schedules set forth in Regulation S-X have not been included because they are not applicable to our business.

INDEX TO EXHIBITS

Exhibit Number

2.1

Recapitalization Agreement, dated as of March 31, 2000 (the “Recapitalization Agreement”), among Pliant Corporation, Chase Domestic Investments, L.L.C., Richard P. Durham as Representative, and the shareholders of Pliant Corporation signatory thereto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Pliant Corporation on April 12, 2000).

2.2

Amendment No. 1, dated as of April 3, 2000, to the Recapitalization Agreement (incorporated by reference to Exhibit 2.2 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).

2.3	Amendment No. 2, dated as of May 31, 2000, to the Recapitalization Agreement (incorporated by reference to Exhibit 2.3 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).

3.1	Third Amended and Restated Articles of Incorporation of Pliant Corporation (incorporated by reference to Exhibit 3.1 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).

3.2

Articles of Amendment of Third Amended and Restated Articles of Incorporation of Pliant Corporation (incorporated by reference to Exhibit 3.2 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on April 2, 2001).

3.3

Articles of Amendment of Third Amended and Restated Articles of Incorporation of Pliant Corporation (incorporated by reference to Exhibit 3.3 to Pliant Corporation’s Registration Statement on Form S-1 (File No. 333-65754)).

3.4

Articles of Amendment of Third Amended and Restated Articles of Incorporation of Pliant Corporation (incorporated by reference to Exhibit 3.4 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 28, 2003).

3.5

Articles of Amendment of Third Amended and Restated Articles of Incorporation of Pliant Corporation (incorporated by reference to Exhibit 3.5 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 28, 2003).

3.6

Second Amended and Restated Bylaws of Pliant Corporation (incorporated by reference to Exhibit 3.6 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 28, 2003).

4.1

Indenture, dated as of May 31, 2000, among Pliant Corporation, the Note Guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).

4.2

First Supplemental Indenture, dated as of July 16, 2001, among Pliant Corporation, the New Note Guarantors party thereto, the existing Note Guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.3 to Pliant Corporation’s Registration Statement on Form S-1 (File No. 333-65754)).

4.3	Form of 2000 Notes (incorporated by reference to Exhibit B to Exhibit 4.1).

4.4

Indenture, dated as of April 10, 2002, among Pliant Corporation, the Note Guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.4 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-86532)).

4.5	Form of 2002 Note (incorporated by reference to Exhibit B to Exhibit 4.4).

4.6

Indenture, dated as of May 30, 2003, among Pliant Corporation, the Note Guarantors party thereto and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.6 to Pliant Corporation’s Registration Statement on Form S-1 (File No. 333-106432)).

4.7

Form of Senior Secured Note (incorporated by reference to Exhibit B to Exhibit 4.6) (incorporated by reference to Exhibit 4.6 to Pliant Corporation’s Registration Statement on Form S-1 (File No. 333-106432)).

4.8*	Form of Indenture, dated as of February 17, 2004, among Pliant Corporation, the Note Guarantors party thereto and Wilmington Trust Company, as trustee.

4.9*	Form of Senior Secured Discount Note (incorporated by reference to Exhibit B to Exhibit 4.8)

4.10

Second Priority Security Agreement, dated as of May 30, 2003, among Pliant Corporation, the subsidiary guarantors party thereto and Wilmington Trust Company, as Collateral Agent (incorporated by reference to Exhibit 4.8 to Pliant Corporation’s Registration Statement on Form S-1 (File No. 333-106432)).

4.11*	Form of Security Agreement dated as of February 17, 2004, among Pliant Corporation, the subsidiary guarantors party thereto and Wilmington Trust Company, as Collateral Agent.

4.12*	Form of Canadian Security Agreement, dated as of February 17, 2004, among Uniplast Industries Co., the guarantors party thereto, and Wilmington Trust Company, as Collateral Agent.

4.13

Second Priority Pledge Agreement, dated as of May 30, 2003, among Pliant Corporation, the subsidiary guarantors party thereto and Wilmington Trust Company, as Collateral Agent (incorporated by reference to Exhibit 4.9 to Pliant Corporation’s Registration Statement on Form S-1 (File No. 333-106432)).

4.14*	Form of Pledge Agreement dated as of February 17, 2004, among Pliant Corporation, the subsidiary pledgors party thereto and Wilmington Trust Company, as Collateral Agent.

4.15*	Form of Canadian Pledge Agreement, dated as of February 17, 2004, among Uniplast Industries Co., the pledgors party thereto, and Wilmington Trust Company, as Collateral Agent.

4.16

Exchange and Registration Rights Agreement, dated as of May 31, 2000, among Pliant Corporation, the Note Guarantors party thereto, and Chase Securities, Inc. and Deutsche Bank Securities Inc., as Initial Purchasers (incorporated by reference to Exhibit 4.3 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).

4.17

Exchange and Registration Rights Agreement, dated as of April 10, 2002, among Pliant Corporation, the Note Guarantors party thereto, and J.P. Morgan Securities, Inc. and Deutsche Bank Securities Inc., as Initial Purchasers (incorporated by reference to Exhibit 4.7 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-86532)).

4.18

Exchange and Registration Rights Agreement, dated as of May 30, 2003, among Pliant Corporation, the Note Guarantors party thereto, and J.P. Morgan Securities Inc., Deutsche Bank Securities, Inc. and Credit Suisse First Boston LLC, as Initial Purchasers (incorporated by reference to Exhibit 4.12 to Pliant Corporation’s Registration Statement on Form S-1 (File No. 333-106432)).

4.19*

Form of Exchange and Registration Rights Agreement, dated as of February 17, 2004, among Pliant Corporation, the Note Guarantors party thereto, and J.P. Morgan Securities Inc., Credit Suisse First Boston LLC and Deutsche Bank Securities Inc., as Initial Purchasers.

10.1

Note Warrant Agreement, dated as of May 31, 2000, among Pliant Corporation and The Bank of New York, as Warrant Agent, relating to the 220,000 Note Warrants (incorporated by reference to Exhibit 10.1 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).

10.2

Stockholders’ Agreement, dated as of May 31, 2000, among Pliant Corporation, Chase Domestic Investments, L.L.C. and each of the stockholders and warrantholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.2 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).

10.3

Amendment No. 1 and Waiver, dated as of July 16, 2001, to the Stockholder’s Agreement, dated as of May 31, 2000, among Pliant Corporation, Chase Domestic Investments, L.L.C. and each of the stockholders and warrantholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.3 to Pliant Corporation’s Registration Statement on Form S-1 (File No. 333-65754)).

10.4

Amendment No. 2, dated as of December 19, 2001, to the Stockholder’s Agreement, dated as of May 31, 2000, among Pliant Corporation, Chase Domestic Investments, L.L.C. and each of the stockholders and warrantholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.4 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.5

Amendment No. 3, dated as of March 25, 2003, to the Stockholder’s Agreement, dated as of May 31, 2000, among Pliant Corporation, Chase Domestic Investments, L.L.C. and each of the stockholders and warrantholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.5 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 28, 2003).

10.6

Amendment No. 4, dated as of June 5, 2003, to the Stockholder’s Agreement, dated as of May 31, 2000, among Pliant Corporation, Chase Domestic Investments, L.L.C. and each of the stockholders and warrantholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.6 to Pliant Corporation’s Registration Statement on Form S-1 (File No. 333-106432)).

10.7

Registration Rights Agreement, dated as of May 31, 2000, among Pliant Corporation, Chase Domestic Investments, L.L.C. and each of the stockholders and warrantholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.3 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).

10.8

Amendment No. 1, dated as of June 13, 2000, to the Registration Rights Agreement, dated as of May 31, 2000, among Pliant Corporation, Chase Domestic Investments, L.L.C. and each of the stockholders and warrantholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.4 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).

10.9

Amendment No. 2, dated as of March 25, 2003, to the Registration Rights Agreement, dated as of May 31, 2000, among Pliant Corporation, Chase Domestic Investments, L.L.C. and each of the stockholders and warrantholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.8 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 28, 2003).

10.10

Securities Purchase Agreement, dated as of May 31, 2000, among Pliant Corporation and each of the purchasers of Pliant Corporation’s preferred stock listed on the signature pages thereto (incorporated by reference to Exhibit 10.5 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).

10.11

Amendment No. 1 and Waiver, dated as of July 16, 2001, to the Securities Purchase Agreement dated as of May 31, 2000 among Pliant Corporation, and each of the purchasers of Pliant Corporation’s preferred stock listed on the signature pages thereto (incorporated by reference to Exhibit 10.7 to Pliant Corporation’s Registration Statement on Form S-1 (File No. 333-65754)).

10.12

Warrant Agreement, dated as of May 31, 2000, among Pliant Corporation and Chase Domestic Investments, L.L.C. (incorporated by reference to Exhibit 10.6 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).

10.13

Amendment No. 1, dated as of July 16, 2001, to the Warrant Agreement dated as of May 31, 2000 among Pliant Corporation and the initial warrantholders listed in Schedule I thereto (incorporated by reference to Exhibit 10.9 to Pliant Corporation’s Registration Statement on Form S-1 (File No. 333-65754)).

10.14

Amendment No. 2, dated as of March 25, 2003, to the Warrant Agreement dated as of May 31, 2000 among Pliant Corporation and the initial warrantholders listed in Schedule I thereto (incorporated by reference to Exhibit 10.13 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 28, 2003).

10.15

Securities Purchase Agreement, dated as of July 16, 2001, among Pliant Corporation and the purchasers of Pliant Corporation’s preferred stock listed on the schedules thereto (incorporated by reference to Exhibit 10.10 to Pliant Corporation’s Registration Statement on Form S-1 (File No. 333-65754)).

10.16

Securities Purchase Agreement, dated as of March 25, 2003, among Pliant Corporation and the Purchasers named therein (incorporated by reference to Exhibit 10.15 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 28, 2003).

10.17

Securities Purchase Agreement, dated as of March 25, 2003, between Pliant Corporation and J.P. Morgan Partners (BHCA), L.P. (incorporated by reference to Exhibit 10.16 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 28, 2003).

10.18*	Form of Purchase Agreement, dated as of February 6, 2004, among Pliant Corporation, J. P. Morgan Securities Inc., Credit Suisse First Boston LLC and Deutsche Bank Securities Inc.

10.19*

Form of Credit Agreement, dated as of February 17, 2004, among Pliant Corporation, Uniplast Industries Co., the subsidiary borrowers party thereto, the various lenders party thereto, Credit Suisse First Boston, as Administrative Agent and Documentation Agent, Deutsche Bank Trust Company Americas, as Collateral Agent, General Electric Capital Corporation, as Co-Collateral Agent, and JPMorgan Chase Bank, as Syndication Agent.

10.20*

Form of Consent and Amendment, dated as of March 8, 2004, to the Credit Agreement dated as of February 17, 2004, among Pliant Corporation, Uniplast Industries Co., the subsidiary borrowers party to the Credit Agreement, the financial institutions party to the Credit Agreement as Lenders, Credit Suisse First Boston, as Administrative Agent and Documentation Agent, Deutsche Bank Trust Company Americas, as Collateral Agent, General Electric Capital Corporation, as Co-Collateral Agent, and JPMorgan Chase Bank, as Syndication Agent.

10.21*

Form of Amended and Restated Intercreditor Agreement, dated as of February 17, 2004, among Deutsche Bank Trust Company Americas, as Credit Agent, Wilmington Trust Company, as Second Priority Noteholder Agent and as 2004 Noteholder Agent, and Pliant Corporation.

10.22*

Form of Guarantee Agreement, dated as of February 17, 2004, among Pliant Corporation, Uniplast Industries Co., the subsidiaries guarantors party thereto and Credit Suisse First Boston, as Administrative Agent.

10.23*	Form of Domestic Security Agreement, dated as of February 17, 2004, among Pliant Corporation, the subsidiary guarantors party thereto and Deutsche Bank Trust Company Americas, as Collateral Agent.

10.24*	Form of Canadian Security Agreement, dated as of February 17, 2004, among Uniplast Industries Co., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as Collateral Agent.

10.25*	Form of Domestic Pledge Agreement, dated as of February 17, 2004, among Pliant Corporation, the subsidiary pledgors party thereto and Deutsche Bank Trust Company Americas, as Collateral Agent.

10.26*	Form of Canadian Pledge Agreement, dated as of February 17, 2004, among Uniplast Industries Co., the pledgors party thereto, and Deutsche Bank Trust Company Americas, as Collateral Agent.

10.27*

Form of Indemnity, Subrogation and Contribution Agreement, dated as of February 17, 2004, among Pliant Corporation, Uniplast Industries Co.,  the subsidiary guarantors party thereto and Credit Suisse First Boston, as Administrative Agent.

10.28

Employment Agreement, dated as of May 31, 2000, between Pliant Corporation and Richard P. Durham (incorporated by reference to Exhibit 10.12 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).

10.29

Amendment No. 1, dated as of February 1, 2001, to the Employment Agreement, dated as of May 31, 2000, between Pliant Corporation and Richard P. Durham (incorporated by reference to Exhibit 10.14 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on April 2, 2001).

10.30

Separation Agreement, dated as of June 10, 2002, between Pliant Corporation and Richard P. Durham (incorporated by reference to Exhibit 10.1 to Pliant Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.31

Employment Agreement, dated as of May 31, 2000, between Pliant Corporation and Jack E. Knott (incorporated by reference to Exhibit 10.13 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).

10.32

Employment Agreement, dated as of May 31, 2000, between Pliant Corporation and Scott K. Sorensen (incorporated by reference to Exhibit 10.14 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).

10.33

Letter Agreement, dated as of December 27, 2000, terminating the Employment Agreement, dated as of May 31, 2000, between Pliant Corporation and Scott K. Sorensen (incorporated by reference to Exhibit 10.17 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on April 2, 2001).

10.34

Employment Agreement, dated as of May 31, 2000, between Pliant Corporation and Ronald G. Moffitt (incorporated by reference to Exhibit 10.15 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).

10.35

Letter Agreement, dated as of January 22, 2001, terminating the Employment Agreement, dated as of May 31, 2000, between Pliant Corporation and Ronald G. Moffitt (incorporated by reference to Exhibit 10.19 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on April 2, 2001).

10.36

Employment Agreement, dated as of March 30, 2001, between Pliant Corporation and Brian E. Johnson (incorporated by reference to Exhibit 10.30 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.37

Restricted Stock Agreement, dated as of May 31, 2000, between Pliant Corporation and Richard P. Durham (incorporated by reference to Exhibit 10.16 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).

10.38

Restricted Stock Agreement, dated as of May 31, 2000, between Pliant Corporation and Jack E. Knott (incorporated by reference to Exhibit 10.17 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).

10.39

Restricted Stock Agreement, dated as of May 31, 2000, between Pliant Corporation and Scott K. Sorensen (incorporated by reference to Exhibit 10.18 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).

10.40

Stock Redemption Agreement, dated as of December 27, 2000, between Pliant Corporation and Scott K. Sorensen (incorporated by reference to Exhibit 10.23 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on April 2, 2001).

10.41

Restricted Stock Agreement, dated as of May 31, 2000, between Pliant Corporation and Ronald G. Moffitt (incorporated by reference to Exhibit 10.19 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).

10.42

Stock Redemption Agreement, dated as of February 1, 2001, between Pliant Corporation and Ronald G. Moffitt (incorporated by reference to Exhibit 10.25 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on April 2, 2001).

10.43

Pledge Agreement, dated as of May 31, 2000, in favor of Pliant Corporation made by Richard P. Durham (incorporated by reference to Exhibit 10.20 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).

10.44

Amendment No. 1, dated as of March 1, 2001, to the Pledge Agreement dated as of May 31, 2000, among Pliant Corporation and Richard P. Durham (incorporated by reference to Exhibit 10.35 to Post-Effective Amendment No. 2 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).

10.45

Pledge Agreement, dated as of May 31, 2000, in favor of Pliant Corporation made by Jack E. Knott (incorporated by reference to Exhibit 10.21 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).

10.46

Amendment No. 1, dated as of April 1, 2001, to the Pledge Agreement dated as of May 31, 2000, among Pliant Corporation and Jack E. Knott (incorporated by reference to Exhibit 10.36 to Post-Effective Amendment No. 2 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).

10.47

Pledge Agreement, dated as of May 31, 2000, in favor of Pliant Corporation made by Scott K. Sorensen (incorporated by reference to Exhibit 10.22 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).

10.48

Pledge Agreement, dated as of May 31, 2000, in favor of Pliant Corporation made by Ronald G. Moffitt (incorporated by reference to Exhibit 10.23 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).

10.49	1998 Pliant Corporation Stock Option Plan (incorporated by reference to Exhibit 10.10 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.50

Pliant Corporation Management Incentive Plan for Senior Divisional Management (1999) (incorporated by reference to Exhibit 10.1 to Pliant Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

10.51

Pliant Corporation 2000 Stock Incentive Plan (as amended and restated through April 17, 2002) (incorporated by reference to Exhibit 10.54 to Pliant Corporation’s Annual report on Form 10-K for the year ended December 31, 2002 filed on March 28, 2003).

10.52

Second Amended and Restated Stock Option Agreement, dated as of May 31, 2000 between Pliant Corporation and Jack E. Knott (incorporated by reference to Exhibit 10.27 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).

10.53	Pliant Corporation Management Incentive Plan (2000) (incorporated by reference to Exhibit 10.2 to Pliant Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

10.54	Pliant Corporation Management Incentive Plan (2001) (incorporated by reference to Exhibit 10.48 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.55	Pliant Corporation Management Incentive Plan (2002) (incorporated by reference to Exhibit 10.49 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.56*	Pliant Corporation Management Incentive Plan (2003).

10.57	Pliant Corporation 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Pliant Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.58

Consulting Agreement dated as of August 24, 2003, between Pliant corporation and Edward A. Lapekas (incorporated by reference to Exhibit 10.63 to Post-Effective Amendment No. 1 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-107843).

10.59

Separation Agreement, dated as of September 8, 2003, between Pliant Corporation and Jack E. Knott (incorporated by reference to Exhibit 10.64 to Post-Effective Amendment No. 1 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-107843).

10.60

Separation Agreement, dated as of September 8, 2003, between Pliant Corporation and Elise H. Scroggs (incorporated by reference to Exhibit 10.65 to Post-Effective Amendment No. 1 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-107843).

21.1*	Subsidiaries of Pliant Corporation.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*              Filed with this report.

(b)   Reports on Form 8-K

During the fourth quarter of 2003, we filed reports on Form 8-K (i) on October 22, 2003 to report the appointment of a new President and Chief Executive Officer for Pliant Corporation and (ii) on November 12, 2003 to report the conference call for the third quarter 2003 financial results and provide the regulation FD disclosure reconciling Adjusted EBITDA to Net Income.

Subsequent to the end of 2003, we filed reports on Form 8-K (i) on January 29, 2004 to file a press release announcing our intention to offer the Senior Secured Discount Notes, terminate our then existing credit facilities and enter into a new revolving credit facility, (ii) on January 30, 2004 to file a press release estimating the financial outlook for 2004 and (iii) on February 27, 2004 to file a press release regarding the completion of the sale of our Senior Secured Discount Notes and the execution of our $100 million new revolving credit facility.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 24, 2004.

PLIANT CORPORATION

By	/s/ Harold C. Bevis
Harold C. Bevis, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 24, 2004 by the following persons on behalf of the Registrant and in the capacities indicated.

By	/s/ Harold C. Bevis
Harold C. Bevis, Chief Executive
Officer and Director
(Principal Executive Officer)

By	/s/ Brian E. Johnson
Brian E. Johnson, Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

By	/s/ Richard P. Durham
Richard P. Durham, Director

By.	/s/ Donald J. Hofmann, Jr.
Donald J. Hofmann, Jr., Director

By	/s/ Timothy J. Walsh
Timothy J. Walsh, Chairman and Director

By	/s/ Edward A. Lapekas
Edward A. Lapekas, Director

By	/s/ Albert MacMillan
Albert MacMillan, Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED

PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT

REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

The Registrant has not sent to its security holders any annual report to security holders covering the Registrant’s last fiscal year or any proxy statement, form of proxy or other proxy soliciting material sent to more than 10 of the Registrant’s security holders with respect to any annual or other meeting of security holders.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of
Pliant Corporation

We have audited the accompanying consolidated balance sheets of Pliant Corporation as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2003.  Our audits also included the financial statement schedule for the years ended December 31, 2003 and 2002 listed in Item 15(a)(2) of this Annual Report on Form 10-K.  These consolidated financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.  The financial statements and schedule of Pliant Corporation as of December 31, 2001 and for the year then ended was audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those statements and schedule in their report dated January 28, 2002, before the restatement and inclusion of additional disclosures referred to in the last paragraph of this report.

We conducted our audits in accordance with auditing standards generally accepted in the United States.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pliant Corporation as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 5 to the financial statements, in the year ended December 31, 2002, the Company changed its method of accounting for goodwill.

As discussed above, the financial statements of Pliant Corporation as of December 31, 2001 and for the year then ended were audited by other auditors who have ceased operations.  As described in Note 5, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, (SFAS 142) Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002.  Our audit procedures with respect to the disclosures in Note 5 with respect to 2001 included (a) agreeing the previously reported net income (loss) to the previously issued financial statements and the adjustments to reported net income (loss) representing amortization expense (including any related tax effects) recognized in those periods related to goodwill to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income (loss) to reported net income (loss).  In our opinion, the disclosures relating to adjusted net income (loss) for 2001 in Note 5 are appropriate.  Also, as described in Note 14, the Company changed the composition of its reportable segments in 2003, and the amounts in the 2001 financial statements relating to reportable segments have been restated to conform to the 2003 composition of reportable segments. We audited the adjustments that were applied to restate the disclosures for reportable segments reflected in the 2001 financial statements. Our procedures included (a) agreeing the adjusted amounts of segment net sales, segment profit (loss), segment depreciation and amortization, segment interest expense, segment capital expenditures and segment total assets to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliations of segment amounts to the consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied.  However, we were not engaged to audit, review or apply any procedures to the 2001 financial statements of the Company other than with respect to such SFAS 142 transition disclosures and segment adjustments, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/ Ernst & Young LLP
Chicago, Illinois
February 27, 2004

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Pliant Corporation:

We have audited the accompanying consolidated balance sheets of Pliant Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001.  These financial statements and schedule referred to below are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole.  Schedule II is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements.  This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP

Chicago, Illinois
January 28, 2002

This report is a copy of the previously issued report covering 2000 and 2001.  The predecessor auditor has ceased operations and has not reissued their report.

PLIANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2003 and 2002 (Dollars in Thousands, Except per Share Data)

	2003	2002
ASSETS
CURRENT ASSETS :
Cash and cash equivalents	$3,308	$1,635
Receivables:
Trade accounts, net of allowances of $5,776 and $5,583, respectively	99,732	104,157
Other	12,210	14,866
Inventories	95,219	98,022
Prepaid expenses and other	3,809	4,149
Income taxes receivable	1,436	2,368
Deferred income taxes	9,417	8,182
Total current assets	225,131	233,379
PLANT AND EQUIPMENT, net	319,569	350,479
GOODWILL	182,162	203,997
OTHER INTANGIBLE ASSETS, net	19,752	27,034
OTHER ASSETS	40,172	38,314
Total assets	$786,786	$853,203

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
CURRENT LIABILITIES:
Trade accounts payable	$89,800	$113,988
Accrued liabilities:
Interest payable	19,775	16,175
Customer rebates	7,924	10,439
Other	35,947	32,263
Current portion of long-term debt	1,033	14,745
Total current liabilities	154,479	187,610
LONG-TERM DEBT, net of current portion	782,624	721,636
OTHER LIABILITIES	27,493	26,977
DEFERRED INCOME TAXES	27,792	23,836
Total liabilities	992,388	960,059
MINORITY INTEREST	291	192
COMMITMENTS AND CONTINGENCIES (Notes 7 and 12)	—	—
REDEEMABLE STOCK:
Preferred stock – 200,000 shares authorized, 140,973 and 130,973 shares outstanding as of December 31, 2003 and December 31, 2002, respectively designated as Series A, no par value with a redemption and liquidation value of $1,000 per share plus accumulated dividends	188,223	150,816
Common stock – 60,000 shares authorized, no par value; 29,073 shares outstanding as of December 31, 2003 and 34,240 outstanding as of December 31, 2002 net of related stockholders’ notes receivable of $4,258 at December 31, 2003 and $6,754 at December 31, 2002	13,008	13,008
Total redeemable stock	201,231	163,824

STOCKHOLDERS’ DEFICIT:
Common stock – no par value; 10,000,000 shares authorized, 542,638 shares outstanding as of December 31, 2003 and December 31, 2002	103,376	103,376
Warrants to purchase common stock	39,133	38,676
Accumulated deficit	(537,052)	(394,420)
Stockholders’ notes receivable	(660)	(660)
Accumulated other comprehensive loss	(11,921)	(17,844)
Total stockholders’ deficit	(407,124)	(270,872)
Total liabilities and stockholders’ deficit	$786,786	$853,203

See notes to consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2003, 2002 and 2001 (Dollars in Thousands)

	2003	2002	2001

NET SALES	$929,406	$879,197	$840,360
COST OF SALES	793,509	714,463	665,092
Gross profit	135,897	164,734	175,268
OPERATING EXPENSES:
Selling, general and administrative	88,733	85,351	88,821
Research and development	7,289	8,124	9,821
Stock-based compensation related to administrative employees	—	—	7,033
Impairment of goodwill and intangible assets	26,415	8,600	—
Impairment of fixed assets	4,844	—	—
Restructuring and other costs	13,801	34,543	(4,588)
Provision for litigation	7,200	—	—
Total operating expenses	148,282	136,618	101,087
OPERATING INCOME (LOSS)	(12,385)	28,116	74,181
INTEREST EXPENSE	(96,424)	(75,284)	(75,988)

OTHER INCOME (EXPENSE), net	(303)	2,276	6,525
INCOME (LOSS) BEFORE INCOME TAXES	(109,112)	(44,892)	4,718
INCOME TAX EXPENSE (BENEFIT):
Current	3,682	3,980	4,204
Deferred	1,508	(5,442)	2,582
Total income tax expense (benefit)	5,190	(1,462)	6,786
NET INCOME (LOSS)	$(114,302)	$(43,430)	$(2,068)

See notes to consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2003, 2002 and 2001 (Dollars in Thousands)

								Warrants to Purchase Common Stock	Accumulated Deficit	Stockholders’ Notes Receivable	Accumulated Other Comprehensive Income/(Loss)
		Class A		Class B
		Common Stock		Common Stock		Common Stock
	Total	Shares	Amount	Shares	Amount	Shares	Amount

Balance, December 31, 2000	$(206,011)	—	—	—	—	511	$87,989	$26,500	$(312,414)	$(825)	$(7,261)
Comprehensive income:
Net loss	(2,068)								(2,068)
Fair value change in interest rate derivatives classified as cash flow hedges	(2,944)										(2,944)
Foreign currency translation adjustment	557										557
Comprehensive loss	(4,455)
Stock-based compensation related to administrative employees	7,033								7,033
Preferred stock dividend and accretion	(18,907)								(18,907)
Issuance of stock as a result of Uniplast acquisition	15,735					33	15,735
Issuance of warrants with preferred stock	12,215							12,215
Repurchase of common stock and cancellation of notes from management	(111)					(1)	(362)			251
Amortization of discount on Stockholder’s note receivable	(42)									(42)
Balance, December 31, 2001	$(194,543)					543	$103,362	$38,715	$(326,356)	$(616)	$(9,648)
Comprehensive income:
Net loss	(43,430)								(43,430)
Minimum pension liability, net of taxes	(937)										(937)
Fair value change in interest rate derivatives classified as cash flow hedges, net of taxes	(2,453)										(2,453)
Foreign currency translation adjustment	(4,806)										(4,806)
Comprehensive loss	(51,626)
Issuance of common stock to management for warrants	—						39	(39)
Preferred stock dividend and accretion	(24,634)								(24,634)
Purchase of stock by directors	63						63
Repurchase of stock from management	(88)						(88)
Amortization of discount on stockholder’s note receivable	(44)									(44)
Balance, December 31, 2002	$(270,872)	—	$—	—	$—	543	$103,376	$38,676	$(394,420)	$(660)	$(17,844)

See notes to consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2003, 2002 and 2001 (Dollars in Thousands)

								Warrants to Purchase Common Stock			Accumulated Other Comprehensive Income/(Loss)
										Stockholders’ Notes Receivable
		Class A		Class B
	Total	Common Stock		Common Stock		Common Stock			Accumulated Deficit
		Shares	Amount	Shares	Amount	Shares	Amount

Balance, December 31, 2002	$(270,872)	—	—	—	—	543	$103,376	$38,676	$(394,420)	$(660)	$(17,844)
Comprehensive income:
Net loss	(114,302)								(114,302)
Minimum pension liability adjustment, net of taxes	(527)										(527)
Fair value change in interest rate derivatives classified as cash flow hedges, net of taxes	3,177										3,177
Foreign currency translation adjustment	3,273										3,273
Comprehensive loss	(108,379)
Issuance of warrants	457							457
Preferred stock dividend and accretion	(28,330)								(28,330)

Balance, December 31, 2003	$(407,124)	—	—	—	—	543	$103,376	$39,133	$(537,052)	$(660)	$(11,921)

See notes to consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2003, 2002 and 2001 (Dollars in Thousands)

	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$(114,302)	$(43,430)	$(2,068)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	48,433	46,912	47,017
Impairment of fixed assets	4,844	—	—
Amortization of deferred financing costs	9,862	3,707	—
Deferred income taxes	1,508	(5,442)	2,980
Provision for losses on accounts receivable	1,937	2,635	272
Non-cash compensation expense related to stock options	—	—	7,033
Non-cash plant closing costs	3,260	14,204	(7,615)
Write down of impaired goodwill and intangibles	26,415	8,600	—
(Gain) or loss on disposal of assets	1,452	381	(433)
Minority Interest	99	(79)	271
Changes in operating assets and liabilities – net of effects of acquisitions:
Trade accounts receivable	2,488	12,135	(182)
Other receivables	2,656	(1,565)	(2,857)
Inventories	2,803	(8,505)	2,249
Prepaid expenses and other	340	(950)	(651)
Intangible assets and other assets	(1,072)	(4,704)	1,090
Trade accounts payable	(24,188)	5,180	(15,023)
Accrued liabilities	4,686	9,129	(2,988)
Income taxes payable/receivable	932	145	1,733
Other liabilities	1,203	5,243	(484)
Net cash provided by (used in) operating activities	(26,644)	43,596	30,344
Cash flows from investing activities:
Capital expenditures for plant and equipment	(19,376)	(49,194)	(56,418)
Acquisitions, net of cash acquired	—	(23,164)	(38,778)
Proceeds from sale of assets	—	17,122	7,914
Net cash used in investing activities	(19,376)	(55,236)	(87,282)
Cash flows from financing activities:
Payment of capitalized loan fees	(10,801)	(7,439)	(1,932)
Net proceeds (net of repurchases) from issuance of common stock, preferred stock and warrants	9,532	(3,227)	30,991
(Payments)/Borrowings on long-term debt	—	—	25,930
Proceeds from issuance of senior subordinated notes	250,000	103,752	—
Borrowings (Repayments) under revolver	49,776	—	—
Repayments of term debt and revolver due to refinancing	(252,500)	(80,694)	—
Net cash provided by financing activities	$46,007	$12,392	$54,989

See notes to consolidated financial statements.

	2003	2002	2001
Effect of exchange rate changes on cash and cash equivalents	$1,686	$(3,935)	$3,707
Net increase (decrease) in cash and cash equivalents	1,673	(3,183)	1,758
Cash and cash equivalents, beginning of the year	1,635	4,818	3,060
Cash and cash equivalents, end of the year	$3,308	$1,635	$4,818

Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest	$76,341	$69,207	$69,503
Income taxes	$2,629	$4,884	$(1,594)

Supplemental schedule of non-cash investing and financing activities:

On July 16, 2001, certain assets were acquired and certain liabilities were assumed of Uniplast Films Corporation for an initial purchase price of approximately $56 million.  The purchase price was paid through a cash payment of approximately $40.3 million to discharge pre-acquisition debt and the issuance of Pliant common stock of approximately $15.7 million to the shareholders of Uniplast.  See Note 13 to the Consolidated Financial Statements.

In 2002 we repurchased $6.5 million of redeemable common stock in exchange for the cancellation of $6.5 million of notes receivable.

See notes to consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.              Summary of Significant Accounting Policies

Nature of operations  Pliant Corporation and its subsidiaries (collectively “Pliant”) produce polymer-based (plastic), value-added films for flexible packaging, personal care, medical, agricultural and industrial applications. Our manufacturing facilities are located in North America, Latin America, Germany and Australia.

Principles of Consolidation  The consolidated financial statements include the accounts of Pliant Corporation and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition  Sales revenue is recognized when title transfers, the risks and rewards of ownership have been transferred to the customer, the price is fixed and determinable and collection of the related receivable is probable, which is generally at the time of shipment. Revenue is reduced by rebates made to customers based on an estimate of the amount of the rebate at the time the sale is recorded.

Accounts Receivable  Accounts receivable consist primarily of amounts due to us from our normal business activities. Accounts receivable amounts are determined to be past due when the amount is overdue based on contractual terms. We maintain an allowance for doubtful accounts to reflect the expected uncollectibility of accounts receivable based on past collection history and specific risks identified among uncollected amounts. Accounts receivable are charged off against the allowance for doubtful accounts when we have determined that the receivable will not be collected. Collateral is generally not required for accounts receivable. One customer represented approximately 5% of consolidated receivables at December 31, 2003 and 2002, respectively.

Inventories  Inventories consist principally of finished film and packaging products and the raw materials necessary to produce them. Inventories are carried at the lower of cost (on a first-in, first-out basis) or market value. Resin costs comprise the majority of our total manufacturing costs. Resin shortages or significant increases in the price of resin could have a significant adverse effect on our business.

Plant and Equipment  Plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated economic useful lives of the assets as follows:

Land improvements	20 years
Buildings and improvements	20 years
Computer Equipment and Software	3-7 years
Machinery and equipment	7-15 years
Furniture, fixtures and vehicles	3-7 years
Leasehold improvements	Lower of useful life (10 – 20 years or term of lease agreement	)

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

Goodwill and Other Intangible Assets  Goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to an annual impairment test based on the fair value of the assets. Amortization of other intangible assets is computed using the straight-line method over the estimated economic useful lives of 5-15 years. (See Note 5)

Impairment of Long-Lived Assets  When events or conditions indicate a potential impairment, we evaluate the carrying value of long-lived assets, including intangible assets, based upon current and expected undiscounted cash flows, and recognize an impairment when the estimated cash flows are less than the carrying value of the asset. Measurement of the amount of impairment, if any, is based upon the difference between the asset’s carrying value and fair value.

Other Assets  Other assets consist primarily of deferred debt issuance costs, deposits, and spare parts.  Deferred debt issuance costs are amortized using a straight line method which approximates the effective yield method.

Cash and Cash Equivalents  For the purpose of the consolidated statements of cash flows, we consider short-term highly liquid investments with maturity when purchased of three months or less to be cash equivalents. Cash generated outside of the United States is generally subject to taxation if repatriated.

Income Taxes  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes.

Derivative Financial Instruments  Our borrowings under the credit facilities are at variable rates of interest and expose us to interest rate risk. The Company has entered into several interest rate derivative contracts in order to comply with the requirements of the agreements to the credit facilities and to reduce the effect of interest rate increases. (See Note 6).

Foreign Currency Translation  The accounts of our foreign subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and an average exchange rate for each month for revenues, expenses, gains and losses. Transactions are translated using the exchange rate at each transaction date. Where the local currency is the functional currency, translation adjustments are recorded as a separate component of stockholders’ equity (deficit). Where the U.S. dollar is the functional currency, translation adjustments are recorded in other income within current operations.

Shipping and Handling Costs.  Shipping and handling costs are included in cost of sales.

Accounting For Stock-Based Compensation Plans  We apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock-based compensation plans as they relate to employees and directors. For the year ended December 31, 2001 the Company recorded compensation expense of $7.0 million related to these plans. The Company did not have compensation expense for the years ended December 31, 2003 and 2002. Had compensation cost for all the outstanding options been determined in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” our net loss for the years ended December 31, 2003, 2002 and 2001 would have been the following pro forma amounts (in thousands):

	2003	2002	2001

As reported	$(114,302)	$(43,430)	$(2,068)
Stock compensation expense	—	—	7,033
Pro forma stock compensation expense	(773)	(707)	442
Pro forma	$(115,075)	$(44,137)	$5,407

The fair market value of each option is estimated on the date of grant using the minimum value option-pricing model based on the following assumptions for 2003, 2002 and 2001 grants, respectively: risk free rate of return of 4.0% in 2003 and 6.0% in 2002 and 2001; expected life of 7 years to 10 years; dividend yield of 0%; and volatility of 0%, The weighted average fair value of the options as determined by the minimum value option-pricing model was $103 per share for 2003 and $202 per share for 2002 and 2001.

Employees  As of December 31, 2003, we had approximately 3,250 employees, of which approximately 950 employees were subject to a total of 11 collective bargaining agreements that expire on various dates between, February 19, 2004 and March 7, 2007. The collective bargaining agreement covering our Toronto union employees expired on February 19, 2004. We are currently operating under an informal extension of the terms of that agreement and are in negotiations with the union for a new collective bargaining agreement.

Reclassifications   Certain reclassifications have been made to the consolidated financial statements for comparative purposes.

New Accounting Pronouncements    In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. It requires that an issuer classifies a financial instrument that is within its scope as a liability (or an asset in some circumstances). This standard is effective for financial instruments entered into or modified after May 31, 2003. Through the implementation of SFAS No. 150, we will classify our redeemable preferred stock as a liability and the corresponding dividends as interest expense beginning January 1, 2004. The preferred stock balance at December 31, 2003 was $188.2 million and the quarterly dividends in the first quarter of 2004 will be approximately $6.6 million.

2. Inventories

Inventories consisted of the following at December 31 (in dollars in thousands):

	2003	2002
Finished goods	$55,858	$60,758
Raw materials and other	28,551	28,045
Work-in-process	10,810	9,219
Total	$95,219	$98,022

3. Restructuring and Other Costs

Restructuring and other costs include plant closing costs (including costs related to relocation of manufacturing equipment), charges for impairment of fixed assets related to plant closures, office closing costs and other costs related to workforce reductions.

The following table summarizes restructuring and other costs for the three years ended December 31 (in dollars in thousands):

	2003	2002	2001
Plant Closing Costs:
Severance	$163	$4,627	$—
Relocation of production lines	1,568	2,955	3,027
Leases	1,903	—	—
Reversal of Harrington	—	—	(7,615)
Other plant closing costs	5,382	11,438	—
Office closing and workforce reduction costs
Severance	586	6,551	—
Leases	1,357	—	—
Other office closure costs	188	352	—
Total Plant/Office	11,147	25,923	(4,588)

Fixed asset impairments related To plant closures	2,654	8,620	—
Total Restructuring and other costs	$13,801	$34,543	$(4,588)

Restructuring and other costs for the year ended December 31, 2003 included $2.0 million for fixed asset impairment charges related to the closure of our facility in Shelbyville, IN, $0.7 million related to the closure of our facility in Brazil consisting primarily of fixed asset impairment charges, $2.6 million related to the closure and transfer of the production from our facility in Fort Edward, NY to our facilities in Mexico and Danville, KY, $1.4 million related to the consolidation of two plants in Mexico, $2.6 million related to the closure and transfer of production from our Merced, CA facility, and other costs related to the closure of our Shelbyville, IN facility, our Singapore office and a section of our Toronto facility. In addition, during 2003 we accrued the present value of future lease payments on three buildings we do not currently occupy in an amount equal to $3.3 million.

Restructuring and other costs for the year ended December 31, 2002 included $19.2 million related to the closure of our plant in Merced, CA, a portion of our plant in Shelbyville, IN, a part of our plant in Toronto, Canada, one of our plants in Mexico, and our Fort Edward, NY facility (acquired as part of the Decora acquisition). In addition, these costs reflect $7.9 million for the costs of relocating several of our production lines related to plant closures and costs associated with production rationalizations at several plants. Restructuring and other costs for 2002 also include $7.4 million related to severance costs, including benefits for several companywide workforce reduction programs that were completed in 2002.

Restructuring and other costs for the year ended December 31, 2001 included $3.0 million for relocation of production lines offset by a $7.6 million credit related to the reversal of previously accrued closure costs for our Harrington, Delaware plant.  In 2001, we decided not to proceed with our previously announced closure of this plant.

The following table summarizes the roll-forward of the reserve from December 31, 2002 to December 31, 2003 (dollars in thousands):

			Accruals for the Year Ended December 31, 2003
			Additional Employees	Severance	Relocated Production Lines	Leases	Other Plant Closure Costs	Total	Payments / Charges
	12/31/2002									12/31/03
	# Employees Terminated	Accrual Balance								# Employees Terminated	Accrual Balance
Plant Closing Costs:
Merced	54	$1,527	—	$—	$725	$—	$1,825	$2,550	$(2,842)	54	$1,235
Shelbyville	12	327	(4)	(48)	87	—	327	366	(693)	8	—
Toronto	18	124	(14)	28	114	—	44	186	(310)	4	—
Pliant Solutions	145	1,727	3	49	116	—	2,440	2,605	(3,791)	148	541
Mexico	—	—	17	134	526	—	746	1,406	(1,406)	17	—
Leases	—	641	—	—	—	1,903	—	1,903	(540)	—	2,004
	229	$4,346	2	$163	$1,568	$1,903	$5,382	$9,016	$(9,582)	231	$3,780

Office Closing and Workforce Reduction Costs:
Leases	—	$430	—	$—	$—	$1,357	$—	$1,357	$(658)	—	$1,129
Severance	111	3,580	3	586	—	—	—	586	(3,929)	114	237
Singapore	—	—	—	—	—	—	188	188	(36)	—	152
	111	$4,010	3	$586	$—	$1,357	$188	$2,131	$(4,623)	114	$1,518

Subtotal Plant/Office	340	$8,356	5	$749	$1,568	$3,260	$5,570	$11,147	$(14,205)	345	$5,298

Fixed Asset Impairments related to Plant Closures:
Shelbyville	—	—	—	—	—	—	—	$1,958	—	—	—
Brazil	—	—	—	—	—	—	—	696	—	—	—
	—	—	—	—	—	—	—	$2,654	—	—	—
TOTAL	340	$8,356	5	$749	$1,568	$3,260	$5,570	$13,801	$(14,205)	345	$5,298

Plant Closing Costs:

2002 -  In September 2002, we approved a plan to close our production facility in Merced, California and relocate its production lines to our plants in Toronto, Canada and Danville, Kentucky.  As of December 31, 2002, we accrued $1.6 million as part of plant closing costs for the severance expenses related to the closure of the Merced facility.  The cost of relocating the production lines will be expensed to plant closing costs as incurred.  In October 2002, we approved a plan to close our production facility in Shelbyville, Indiana and consolidate its production lines with our Alliant joint venture.  As of December 31, 2002 we accrued $0.7 million as part of plant closing costs for severance expenses.  Other costs will be expensed to our plant closing costs as incurred.  The Shelbyville closure and the Merced closure were completed in the first quarter of 2003.

In addition, we have commenced a process in 2002 to consolidate our two plants in Mexico.  The cost of relocating the production lines is expensed to plant closing costs as incurred.  We also incurred $2.3 million in plant closure costs in connection with the closing of our Fort Edward, New York facility (acquired as part of the Decora acquisition) and moving production to our facilities in Mexico and Danville, Kentucky.  We also made certain production rationalizations at our Toronto, Canada plant and Calhoun, Georgia plant.

The following is a summary of the key elements of the 2002 exit plan (dollars in thousands):

	Merced	Shelbyville	Toronto	Decora	Total

Number of employees to be terminated	54	12	18	145	229
Asset Impairment Costs	$678	$7,942	$—	$—	$8,620
Severance Costs	1,647	732	132	2,116	4,627
Other Closure Costs	1,332	4,488	108	2,361	8,289
Total Closure Costs	$3,657	$13,162	$240	$4,477	$21,536

Utilization of the reserves during 2002 is summarized below (dollars in thousands):

	Accural during 2002			Balance 12/31/2002
		Utilized
		Non-Cash	Cash

Property and equipment reserves	$8,620	$8,620	$—	$—
Severance costs	4,627	—	1,360	3,267
Other costs	8,289	—	7,851	438
Total	$21,536	$8,620	$9,211	$3,705

Of the $3.6 million balance remaining as of December 31, 2002, $1.7 million related to the Decora severance and other closure costs.

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

In connection with the closure of our Shelbyville facility in 2002, we determined that the values of several assets relating to this facility were impaired. This facility manufactured re-closable bags and was part of our Flexible Packaging segment. We closed this facility due to low sales volumes of re-closable bags, and we are in the process of disposing of the related assets. The impairment charges totaled $7.9 million, consisting of $5.2 million for equipment, $2.3 million for patents, moulds and intangible assets, and $0.4 million for the plant building. The $4.5 million of other closure costs associated with the closure of the Shelbyville facility consisted of $2.1 million relating to the write off of an equipment lease, $1.5 million of obsolete inventory that was written off, $0.3 million of accounts receivable that were written off and $0.6 million of labor and other costs related to an orderly shut down of the facility. The Shelbyville plant had a pre-tax loss of $1.9 million during the year ended December 31, 2002.

We also closed our Merced plant as part of the consolidation within our Pliant U.S. segment. As a result, we recorded a $0.7 million charge for the impairment of the land and buildings, which are currently being sold. We do not expect any decrease in earnings as a result of the closure of the Merced plant since production lines and customers have been transferred to other locations.

2000-2001  During 2000, we approved and announced a strategic initiative to cease operations at our Dallas, Texas; Birmingham, Alabama; and Harrington, Delaware facilities. These facilities represent a portion of our Pliant U.S. segment. The intent of this initiative was to maximize the capacity of other company owned facilities by moving the production from these locations to plants that were not operating at capacity. As a result of this strategic initiative, we recorded a pre-tax charge of $19.4 million which is included as part of plant closing costs in the consolidated statement of operations for the year ended December 31, 2000. Of the $19.4 million, $13.6 million represented a reserve for impaired plant and equipment, $5.0 million represented a charge for severance costs and $0.8 million represented a charge for other closure costs and inventory write-offs. The major actions relating to the exit of these facilities include closing each of the respective facilities, disposal of the related equipment of each facility and termination of the employees of the respective facilities. As of December 31, 2000, we had completed our closure of our Dallas facility. In addition, we completed the closure of our Birmingham facility during the second quarter of 2001.

During the third quarter of 2001, we analyzed the economics of closing our Harrington facility in light of changes in customer demand and our 2001 acquisition of Uniplast. These changes together with the movement of a production line from our Birmingham plant significantly improved the profitability of the Harrington plant. As a result, we revised our plans to close that facility. During the first six months of 2001, $1.1 million was incurred to downsize the Harrington facility. The remaining balance of the plant closure costs of $7.6 million accrued in 2000 was credited to plant closing costs in the consolidated statement of operations for the year ended December 31, 2001. In addition, we incurred $3.0 million related to the relocation of the production lines acquired as part of the Uniplast acquisition during the year ended December 31, 2001, bringing the total net plant closing costs to a $4.6 million credit.

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

In 2002 we accrued an additional amount for the write-off of assets and other plant closure costs at our Harrington and Birmingham facilities related to the length of time it has taken us to resolve issues related to these closures and vacate these facilities. Utilization of the reserves during 2002 is summarized below in thousands:

	Balance 12/31/00	Utilized			Balance 12/31/01	Additional Accrual	Utilized		Balance 12/31/02
		Non-Cash	Cash	Reversal			Non-Cash	Cash

Property and equipment reserves	$13,801	$5,001	$—	$6,244	$2,556	$1,043	$3,599	$—	$—
Severance costs	4,371	—	3,170	1,201	—	—	—	—	—
Other costs	585	—	182	170	233	1,170	—	1,403	—
Leases	1,623	—	603	—	1,020	—	—	379	641
Total	$20,380	$5,001	$3,955	$7,615	$3,809	$2,213	$3,599	$1,782	$641

As of December 31, 2002, all of the expected employee terminations had been completed at our Dallas, Birmingham, and Harrington facilities. We do not anticipate loss of substantial revenue or income from the closure of the facilities due to the fact that their sales volumes were largely transferred to other facilities.

Office Closings and Workforce Reduction Costs

2002 During the year ended December 31, 2002, we implemented four workforce reduction programs. During the year ended December 31, 2002, 111 employees were terminated, resulting in an estimated annual cost saving, including benefits, of $10.1 million. Total severance cost, including benefits, for these terminations was $6.9 million. The accrual remaining at December 31, 2002 was $3.6 million.

Total plant closing costs and severance and related costs resulting from the 2002 workforce reductions discussed above have been included as part of restructuring and other costs in the consolidated statement of operations for the year ended December 31, 2002.

2000-2001 During the fourth quarter of 2000, we approved and announced a cost saving initiative resulting in a company-wide workforce reduction, relocation of the corporate office from Salt Lake City, Utah to the Chicago, Illinois area and closure of the Dallas, Texas divisional office. As a result of this initiative we recorded a pre-tax charge of $7.1 million, which is included as part of selling, general and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 2000. The major actions relating to this initiative included a reduction in workforce due to consolidation of duties, and closing the offices in Dallas, Texas and Salt Lake City, Utah.

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

	Balance 12/31/00	Utilized		Additional Accrual	Balance 12/31/01	Utilized		Balance 12/31/02
		Non-Cash	Cash			Non-Cash	Cash

Leasehold improvements	$1,000	$1,000	$—	$—	$—	$—	$—	$—
Severance cost	3,254	210	2,916	—	128	—	78	50
Other costs related to leases	803	—	545	878	1,136	—	706	430
Total cost	$5,057	$1,210	$3,461	$878	$1,264	$—	$784	$480

As of December 31, 2002, all of the expected employee terminations had been completed in connection with the workforce reduction, closure of the Salt Lake City and the closure of the Dallas offices.

4. Plant and Equipment

The cost and the related accumulated depreciation at December 31 is as follows (in thousands):

	2003	2002
Land and improvements	$7,711	$7,504
Buildings and improvements	65,896	65,004
Machinery and equipment	406,346	396,868
Computer equipment and software	34,729	33,970
Furniture, fixtures and vehicles	10,133	8,413
Leasehold improvements	5,547	4,198
Construction in progress	8,379	9,004
	538,741	524,961
Less accumulated depreciation and amortization	(219,172)	(174,482)
Plant and equipment, net	$319,569	$350,479

The depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $45.5 million, $43.4 million and $37.3 million, respectively.

During the year ended December 31, 2003 we recorded an impairment charge to scrap unused fixed assets for $4.8 million. This impairment was a result of the lack of business in one production line in our Pliant U.S segment, one production line in our Flexible segment and several small production lines in our International segment.

5. Goodwill and Intangible Assets

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”. SFAS No. 142, which was effective for fiscal years beginning after December 15, 2001, requires that ratable amortization of goodwill be replaced with periodic tests of goodwill impairment and that intangible assets, other than goodwill, which have determinable useful lives, be amortized over their useful lives. As required by SFAS 142, the Company stopped amortizing goodwill effective January 1, 2002. The Company has evaluated any possible impairment of goodwill under SFAS 142 guidelines. The Company performed its initial impairment test upon the adoption of SFAS 142 on January 1, 2002. The Company’s annual impairment test is conducted on October 1 of each year based on a methodology including prices of comparable businesses and discounted cash flows. Based upon the 2003 annual impairment test the Company has determined that goodwill was fully impaired in the International segment, and the $18.2 million balance related to that reporting unit was written down in the fourth quarter.  Also, it has been determined that goodwill was fully impaired in the Solutions segment, and the $3.7 million was written down in the fourth quarter.  The valuation method used to test impairment was a combination of (1) net present value of future cash flows and (2) analysis of the trading values of comparable companies.  The impairment was a result of lower sales volumes and margins from these segments.  In 2002, based on this evaluation, the Company determined that the goodwill in our International segment was impaired, and $8.6 million of goodwill was written down in the fourth quarter.

Intangible assets, other than goodwill, that have indefinite lives are not amortized. Instead, the Company evaluates the fair value of these assets in connection with its annual impairment test on October 1 of each year. Currently, the Company’s only intangible asset, other than goodwill, with an indefinite life is a trademark. The Company determined the fair value of this asset to be $0.5 million as of December 31, 2003 using the royalty savings method. Under the royalty savings method, the fair value of the trademark is estimated by capitalizing the royalties saved because the trademark is owned by the Company and discounting those royalties to a present value equivalent. As a result, we had a write-down of $4.5 million of our trademark.

We have four operating segments, all of which have goodwill. Our operating segments are consistent with our reporting units as defined in SFAS 142.  Operating segments are components of our business for which separate financial information is available that is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing performance. Goodwill is allocated to the segments based on fair value. During the third quarter of 2002, a portion of goodwill related to the Decora acquisition was allocated to intangible assets as a trademark in connection with the finalization of the purchase price allocation. The changes in the carrying value of goodwill for the year ended December 31, 2002 and 2003 were as follows (in thousands):

	Pliant U.S.	Pliant Flexible Packaging	Pliant International	Pliant Solutions	Corporate/ Other	Total

Balance as of December 31, 2001	$165,941	$13,694	$24,791	$—	$—	$204,426
Goodwill recorded in acquisitions	2,393	—	1,984	3,794	—	8,171
Goodwill impaired	—	—	(8,600)	—	—	(8,600)
Balance as of December 31, 2002	$168,334	$13,694	$18,175	$3,794	$—	$203,997
Adjustment to goodwill	134	—	—	(134)	—	—
Goodwill impaired	—	—	(18,175)	(3,660)	—	(21,835)
Balance as of December 31, 2003	$168,468	$13,694	$—	$—	$—	$182,162

The changes to goodwill in the year ended December 31, 2002 relate to the Decora acquisition, the Roll-O-Sheets acquisition, adjustments related to the opening balance sheet of the Uniplast acquisition, and impairment of international goodwill.

Following is a reconciliation of net income/(loss) for the year ended December 31, 2001, between the amounts reported in the 2001 statements of operations and the pro forma adjusted amount reflecting these new accounting rules under SFAS 142 (in thousands):

2001

Net income (loss):
Reported net income (loss)	$(2,068)
Goodwill amortization (net of income taxes)	7,023
Adjusted net income (loss)	$4,955

Other intangible assets, are as follows as of December 31 (in thousands):  As part of the impairment test under SFAS 142, the trademark was impaired and written down by $4.5 million in the fourth quarter of 2003.

	2003		2002
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization

Other intangible assets:
Customer lists	$25,500	$(7,294)	$25,500	$(6,334)
Trademark – indefinite life	5,000	(4,500)	5,000	—
Other	19,717	(18,671)	19,209	(16,341)
Total	$50,217	$(30,465)	$49,709	$(22,675)

The weighted average remaining amortization periods for customer lists is 8.7 and 9.8 years for 2003 and 2002, respectively.  The weighted average remaining amortization periods for other intangibles is 2.9 and 3.8 years for 2003 and 2002, respectively.

The estimated amortization for each of the next five years on the other intangible assets included above is as follows (in thousands):

Year Ending December 31
2004	$2,461
2005	2,461
2006	2,405
2007	2,237
2008	1,376

Amortization expense for other intangible assets was approximately $2.9 million, $3.5 million, and $2.6 million, for the years ended December 31, 2003, 2002 and 2001, respectively.

6. Long-Term Debt

Long-term debt as of December 31, consists of the following (in thousands):

	2003	2002
Credit Facilities:
Revolver, variable interest, 7.0% as of December 31, 2003	$—	$28,404
Tranche A and B term loans, variable interest at a weighted average rate of 5.9% as of December 31, 2003	219,575	394,575
Senior secured notes, interest at 11 1/8%	250,000	—
Senior subordinated notes, interest at 13.0% (net of unamortized issue discount, premium and discount related to warrants of $7,598 and $8,312 at 2003 and 2002, respectively)	312,402	311,688
Obligations under capital leases (see Note 7)	856	1,039
Insurance financing, interest at 2.94% as of December 31, 2003	824	675
Total	783,657	736,381
Less current portion	(1,033)	(14,745)
Long-term portion	$782,624	$721,636

The scheduled maturities of long-term debt by year , as of December 31, 2003 after considering the issuance of the 11 1/8% Senior Secured Discount Notes,  as are as follows (in thousands):

Year Ending December 31,
2004	$1,033
2005	182
2006	131
2007	204
2008	61
Thereafter	782,046
Total debt as of December 31, 2003	$783,657

Credit Facilities as of December 31, 2003

As amended, our credit facilities as of December 31, 2003 consisted of:

•                  tranche A term loans in an aggregate principal amount of $9.6 million outstanding as of December 31, 2003;

•                  Mexico term loans in an aggregate principal amount of $24.2 million outstanding as of December 31, 2003;

•                  tranche B term loans in an aggregate principal amount of $185.8 million outstanding as of December 31, 2003; and

•                  revolving credit facility in an aggregate principal amount of up to $100 million. Up to $30.0 million (plus an additional amount up to $40.0 million to support certain borrowings by our principal Mexican subsidiary) of the revolving credit facility is available in the form of letters of credit. As of December 31, 2003, $6.7 million letters of credit were outstanding, however, there were no borrowings outstanding.

This credit facility was terminated on February 17, 2004, as discussed below.

New Revolving Credit Facility

On February 17, 2004, we entered into a new revolving credit facility providing up to $100 million (subject to a borrowing base).  The new revolving credit facility includes a $15 million letter of credit subfacility, with letters of credit reducing availability under our revolving credit facility.

The new revolving credit facility is secured by a first priority security interest on substantially all inventory, receivables, deposit accounts, 100% of capital stock of, or other equity interests in existing and future domestic subsidiaries and foreign subsidiaries that are note guarantors, and 65% of the capital stock of, or other equity interests in existing and future first-tier foreign subsidiaries investment property and certain other assets of the Company and the note guarantors.

The new revolving credit facility matures on February 17, 2009.  The Company is subject to periodic reporting of a borrowing base consisting of eligible accounts receivable and eligible inventory.  The interest rates will be at LIBOR plus 2.5% to 2.75% or ABR plus 1.5% - 1.75%.  The commitment fees for the unused portion of the new revolving credit facility is 0.50% per annum.

The borrowings under the new revolving credit facility may be limited to 75% of the lesser of the total commitment at such time and the borrowing base in effect at such time if the fixed coverage ratio defined in the new revolving credit facility is greater than or equal to 1.10 to 1.00.  In addition, we will be unable to borrow more than $45 million under the new revolving credit facility until we have put in place deposit control agreements with respect to our deposit accounts in order to secure our obligations under our new revolving credit facility.

Issuance of 11 1/8% Senior Secured Discount Notes due 2009

On February 17, 2004 we completed the sale of $306 million ($225.3 million of proceeds) principal at maturity of 11 1/8% Senior Secured Discount Notes due 2009.  The proceeds of this offering and the new revolving credit facility (discussed above) were used to repay and terminate the credit facilities that existed at December 31, 2003.

Unless we elected to pay cash interest as described below, and except under certain limited circumstances, the notes will accrete from the date of issuance at the rate of 11 1/8% until December 15, 2006, compounded semiannually on each June 15 and December 15 commencing June 15, 2004, to an aggregate principal amount of $1,000 per note ($306.0 million in the aggregate assuming no redemption or other repayments).  Commencing on December 15, 2006, interest on the notes will accrue at the rate of 11 1/8% per annum and will be payable in cash semiannually on June 15 and December 15, commencing on June 15, 2007.

On any interest payment date prior to December 15, 2006, we may elect to commence paying cash interest (from and after such interest payment date) in which case (i) we will be obligated to pay cash interest on each subsequent interest payment date, (ii) the notes will cease to accrete after such interest payment date and (iii) the outstanding principal amount at the stated maturity of each note will equal the accreted value of such note as of such interest payment date.

On or after June 15, 2007, we may redeem some or all of the notes at the following redemption prices (expressed as a percentage of principal amount), plus accrued and unpaid interest: 105.563% if redeemed prior to June 15, 2008; 102.781% if redeemed prior to June 15, 2009; and 100% if redeemed on or after June 15, 2009.  Prior to such date, we may not redeem the notes except as described in the following paragraph.

At any time prior to June 15, 2007, we may redeem up to 35% of the accreted value of the notes with the net cash proceeds of certain equity offerings by us at a redemption price equal to 111.125% if the accreted value thereof plus accrued interest, so long as (i) at least 65% of the accreted value of the notes remains outstanding after such redemption and (ii) any such redemption by us is made within 120 days after such equity offering.

11 1/8% Senior Secured Notes due 2009

On May 30, 2003, we completed the sale of $250 million aggregate principal amount of our 11 1/8% Senior Secured Notes due 2009.  The 11 1/8 Senior Secured Notes due 2009 mature on September 1, 2009, and interest is payable on March 1 and September 1 of each year.  The net proceeds from the sale of the 11 1/8% Senior Secured Notes due 2009 were used to repay borrowings under our existing credit facilities in accordance with an amendment to our existing credit facilities.  The Senior Secured Notes due 2009 rank equally with our existing and future senior debt and rank senior to our existing and future subordinated indebtedness, including the 13% Senior Subordinated Notes due 2010.  The 11 1/8% Senior Secured Notes due 2009 are secured, on a second-priority lien basis, by a substantial portion of our assets.  Due to this second-priority status, the 11 1/8% Senior Secured Notes due 2009 effectively rank junior to our obligations secured by a first-priority lien on the collateral securing the 11 1/8% Senior Secured Notes due 2009 to the extent of the value of such collateral.  In addition, the 11 1/8% Senior Secured Notes due 2009 effectively rank junior to any of our obligations that are secured by a lien on assets that are not part of the collateral securing the 11 1/8% Senior Secured Notes due 2009, to the extent of the value of such assets.  The 11 1/8% Senior Secured Notes due 2009 are guaranteed by some of our subsidiaries.

Prior to June 1, 2006, we may, on one or more occasions redeem up to a maximum of 35% of the original aggregate principal amount of the 11 1/8% Senior Secured Notes due 2009 with the net cash proceeds of one or more equity offerings by us at a redemption price equal to 111.125% of the principal amount thereof, plus accrued and unpaid interest.  Otherwise, we may not redeem the 11 1/8% Senior Secured Notes due 2009 prior to June 1, 2007.  On or after that date, we may redeem some or all of the 11 1/8% Senior Secured Notes due 2009 at the following redemption prices (expressed as a percentage of principal amount). Plus accrued and unpaid interest:  105.563% if redeemed prior to June 1, 2008; 102.781% if redeemed prior to June 1, 2009; and 100% if redeemed on or after June 1, 2009.

13% Senior Subordinated Notes due 2010

In 2000, we issued $220 million aggregate principal amount of 13% Senior Subordinated Notes due 2010.  In 2002, we issued an additional $100 million of 13% Senior Subordinated Notes due 2010.  The 13% Senior Subordinated Notes due 2010 mature on June 1, 2010, and interest on the 13% Senior Subordinated Notes due 2010 is payable on June 1 and December 1 of each year.  The 13% Senior Subordinated Notes due 2010 are subordinated to all of our existing and future senior debt, rank equally with any future senior subordinated debt, and rank senior to any future subordinated debt.  The 13% Senior Subordinated Notes due 2010 are guaranteed by some of our subsidiaries.  The 13% Senior Subordinated Notes due 2010 are unsecured.  We may not redeem the 13% Senior Subordinated Notes due 2010 prior to June 1, 2005.  On or after that date, we may redeem the 13% Senior Subordinated Notes due 2010, in whole or in part, at the following redemption prices (expressed as percentages of principal amount), plus accrued and unpaid interest: 106.5% if redeemed prior to June 1, 2006; 104.333% if redeemed prior to June 1, 2007; 102.167% if redeemed prior to June 1, 2008; and 100% if redeemed on or after June 1, 2008.

The new credit facilities and the indentures relating to the Senior Subordinated Notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell our assets and engage in certain other activities.

Interest Rate Risk and Derivative Instruments

Certain of our borrowings, including borrowings under our new credit facilities, are at variable rates of interest, exposing us to the risk of increased interest rates. Our leveraged position and the covenants contained in our debt instruments may also limit our flexibility to adjust to changing market conditions and our ability to withstand competitive pressures, thus putting us at a competitive disadvantage. We may be vulnerable to a downturn in general economic conditions or in our business or be unable to carry out capital spending that is important to our growth and productivity improvement programs.

Effective January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 137 and SFAS No. 138. In accordance with the statements, we recognize the fair value of derivatives as either assets or liabilities in the balance sheet. To the extent that the derivatives qualify as a hedge, gains or losses associated with the effective portion are recorded as a component of other comprehensive income while the ineffective portion is recognized in income.

At the adoption of this pronouncement, we had one interest rate cap agreement, which had been entered into during the fourth quarter of 2000. As a result, the initial adoption of this pronouncement did not result in a material effect to our financial statements.

We have entered into six interest rate derivative agreements with financial institutions. We use our interest rate derivatives to manage interest rate risk associated with future interest payments on variable rate borrowings under our Credit Facilities. Our interest rate derivative agreements are considered cash flow hedges and consisted of the following as of December 31, 2003 (dollars in millions):

Type	Notional Amount	Variable Rate*	Fixed Rate**	Maturity Dates
Interest rate cap	$128.0	LIBOR	10.00%	12/31/2003
Interest rate cap	30.0	LIBOR	7.25%	02/09/2004
Interest rate collar	40.0	LIBOR	4.15%-7.25%	02/13/2004
Interest rate swap	60.0	LIBOR	5.40%	02/13/2004
Interest rate swap	50.0	LIBOR	4.32%	12/24/2004
Interest rate swap	50.0	LIBOR	3.90%	01/18/2005

*                                         Three-month LIBOR, as defined; 1.15% as of December 31, 2003

**                                  Strike for caps; floor and strike for collar; fixed LIBOR for swap agreements.

The fair value of our interest rate derivative agreements is reported on our consolidated balance sheet at December 31, 2003 and 2002 in other liabilities of approximately $3.6 million and $9.1 million, respectively and in other assets of approximately $0.0 million in 2003 and $0.1 million in 2002. The effective portion of the changes in fair value of these instruments is reported in other comprehensive income. As the hedged contract matures, the gain or loss is recorded as interest expense in the consolidated statement of operations. We monitor the effectiveness of these contracts each quarter. Any changes in fair value of the ineffective portion of the instruments is reported as interest expense in the consolidated statement of operations. The ineffective portion for the years ended December 31, 2003 and 2002 was not material.

The change in accumulated derivative loss included as a part of accumulated other comprehensive loss as of December 31, is as follows (in thousands):

	2003	2002	2001
Beginning accumulated derivative loss, net of taxes	$5,397	$2,944	$—
Change associated with current period hedge transactions	(3,022)	2,674	2,961
Amount reclassified into earnings	(155)	(221)	(17)
Ending accumulated derivative loss, net of taxes	$2,220	$5,397	$2,944

We are exposed to credit losses in the event of nonperformance by the counter-party to the financial instrument. We anticipate, however, that the counter-party will be able to fully satisfy its obligations under the contract. Market risk arises from changes in interest rates.

In the second quarter of 2003 we recorded a charge of $5.3 million to interest expense for previously capitalized financing fees written-off as a result of repayment of a portion of our credit facilities from the proceeds of the 11 1/8% Senior Secured Notes Offering.

7. Leases

Capital Leases  We have acquired certain land, building, machinery and equipment under capital lease arrangements that expire at various dates through 2008. At December 31, the gross amounts of plant and equipment and related accumulated amortization recorded under capital leases were as follows (in thousands):

	2003	2002

Land and building	$247	$247
Machinery and equipment	1,072	1,072
Total assets held under capital leases	1,319	1,319
Less: accumulated amortization	(447)	(271)
	$872	$1,048

The amortization expense is included in depreciation expense.

Operating Leases We have non-cancelable operating leases, primarily for vehicles, equipment, warehouse, and office space that expire through 2014, as well as month-to-month leases. The total expense recorded under all operating lease agreements in the accompanying consolidated statements of operations is approximately $12.6 million, $10.5 million and $7.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. Future minimum lease payments under operating leases and the present value of future minimum capital lease payments (with interest rates between 8.9% and 11.75%) as of December 31, 2003 are as follows (in thousands):

Year Ending December 31	Operating Leases	Capital Leases
2004	$10,628	$287
2005	9,984	238
2006	9,195	243
2007	7,003	228
2008	3,290	62
Thereafter	10,307	—
Total minimum lease payments	$50,407	$1,058
Amounts representing interest		(202)
Present value of net minimum capital lease payments		$856

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

8. Income Taxes

The components of income (loss) before income taxes for the years ended December 31 are as follows (in thousands):

	2003	2002	2001
United States	$(91,882)	$(46,477)	$(5,341)
Foreign	(17,230)	1,585	10,059
Total	$(109,112)	$(44,892)	$4,718

The following is a summary of domestic and foreign provisions for current and deferred income taxes and a reconciliation of the U.S. statutory income tax rate to the effective income tax rate.

The provisions (benefits) for income taxes for the years ended December 31, are as follows (in thousands):

	2003	2002	2001
Current:
Federal	$—	$—	$23
State	82	261	111
Foreign	3,600	3,719	4,070
Total current	3,682	3,980	4,204
Deferred:
Federal	216	(5,887)	2,021
State	169	(1,848)	179
Foreign	1,123	2,293	382
Total deferred	1,508	(5,442)	2,582
Total income tax expense (benefit)	$5,190	$(1,462)	$6,786

The effective income tax rate reconciliations for the years ended December 31, are as follows (in thousands):

	2003	2002	2001
Income (loss) before income taxes	$(109,112)	$(44,892)	$4,718
Expected income tax provision (benefit) at U.S. statutory rate of 35%	(38,189)	(15,712)	1,652
Increase (decrease) resulting from:
Goodwill	3,075	—	1,726
State taxes	(3,158)	(1,092)	188
Change in valuation allowance	28,918	8,907	1,078
Foreign rate difference and other, net	14,544	6,435	2,142
Total income tax expense (benefit)	$5,190	$(1,462)	$6,786
Effective income tax rate	4.8%	(3.3)%	143.8%

Components of net deferred income tax assets and liabilities as of December 31, are as follows (in thousands):

	2003	2002
Deferred income tax assets:
Net operating loss carry forwards	$78,328	$46,157
AMT and foreign tax credit carry forwards	4,755	8,237
Accrued pension costs	8,129	10,531
Accrued employee benefits	4,137	3,374
Accrued plant closing costs	2,235	4,804
Allowance for doubtful trade accounts receivable	366	659
Inventory related costs	2,145	1,326
Other	5,729	4,017
	105,824	79,105
Valuation Allowance	(39,693)	(10,775)
Total deferred income tax assets	66,131	68,330
Deferred income tax liabilities:
Tax depreciation in excess of book depreciation	(76,321)	(70,419)
Amortization of intangibles	(5,113)	(11,002)
Other	(3,072)	(2,563)
Total deferred income tax liabilities	(84,506)	(83,984)
Net deferred income tax liability	$(18,375)	$(15,654)
As reported on consolidated balance sheets:
Net current deferred income tax asset	$9,417	$8,182
Net non-current deferred income tax liability	(27,792)	(23,836)
Net deferred income tax liability	$(18,375)	$(15,654)

The net operating loss carry forwards for federal tax purposes are approximately $200.1 million. These losses expire in 2020 through 2023. Due to uncertainty regarding realization, valuation allowances of approximately $36.1 million and $3.8 million in 2003 and 2002 respectively have been recorded to offset the deferred tax asset related to the net operating losses.

The foreign tax credit carry forwards for federal tax purposes are approximately $3.6 million expiring in 2005 through 2008. Due to uncertainty regarding realization, valuation allowances of approximately $3.6 million, $7.0 million and $1.8 million in 2003, 2002 and 2001, respectively have been recorded to offset the deferred tax asset related to the foreign tax credits.

Undistributed earnings of foreign subsidiaries amounted to approximately $15.5 million as of December 31, 2003.  Because such undistributed earnings are considered to be permanently invested, no provision for U.S. federal and state income taxes has been provided.  Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes, subject to an adjustment for foreign tax credits, and withholding taxes payable to foreign countries.  Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with the calculation.

9. Employee Benefit Plans

Defined Contribution PlanWe sponsor a salary deferral plan covering substantially all of our non-union domestic employees. Plan participants may elect to make voluntary contributions to this plan up to 15% of their compensation. We contribute up to 1% of the participants’ compensation based on our profits and also match employee contributions up to 2% of the participants’ compensation. We expensed approximately $2.0 million, $2.4 million and $2.6 million as our contribution to this plan for the years ended December 31, 2003, 2002 and 2001, respectively.

Defined Benefit PlansWe sponsor three noncontributory defined benefit pension plans (the “United States Plans”) covering domestic employees with 1,000 or more hours of service. We fund our plans in amounts to fulfill the funding requirements of the Employee Retirement Income Security Act of 1974. Contributions are intended to not only provide for benefits attributed to service to date but also for those expected to be earned in the future. We also sponsor a defined benefit plan in Germany (the “Germany Plan”). The consolidated accrued net pension expense for the years ended December 31, 2003, 2002 and 2001 includes the following components (in thousands):

	2003	2002	2001
United States Plans
Service cost-benefits earned during the period	$4,474	$3,845	$3,707
Interest cost on projected benefit obligation	5,157	4,582	4,101
Expected return on assets	(3,476)	(3,698)	(4,183)
Other	517	160	(273)
Total accrued pension expense	$6,672	$4,889	$3,352

Germany Plan
Service cost-benefits earned during the period	$84	$82	$66
Interest cost on projected benefit obligation	81	80	61
Total accrued pension expense	$165	$162	$127

Employer Contributions
2004 Expected to plan trusts	$10,864

Expected Benefit Payments
2004	$2,390
2005	2,520
2006	2,660
2007	2,840
2008	3,085
2009-2013	20,268

	2003	2002	2001
Weighted-Average Assumptions Used to Determine Net Cost
Discounted rate	6.75%	7.25%	7.50%
Expected return on plan assets	9.00%	9.00%	9.00%
Rate of compensation increase (non-union plans)	4 .0%	4.0%	4.5%

Long-Term Rate Investment Return Assumption

The rate of investment return assumption was developed through analysis of historical market returns, current market conditions, and the fund’s past experience.  Estimates of future market returns by asset category are lower than actual long-term historical returns in order to generate a conservative forecast.  Overall, it was projected that funds could achieve a 9.00% return over time.

Investment Strategy

Our investment portfolio contains a diversified blend of equity and debt securities.  Furthermore, equity investments are diversified across domestic and international stocks as well as large and small capitalizations.  Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews.  The target allocation of equity securities is 70 percent of the plan assets.  The target allocation of debt securities is 30 percent of the plan assets.  As of December 31, 2003, the actual allocation was 71 percent equity securities and 29 percent debt securities.

Measurement date

Pliant Corporation uses a measurement date of December 31 for its pension plans.

The following tables set forth the funded status of the United States Plans and the Germany Plan as of December 31, 2003, 2002,  and 2001 and the amounts recognized in the consolidated balance sheets at those dates (in thousands):

	2003	2002	2001
United States Plans
Change in benefit obligation:
Obligation at January 1	$73,003	$60,706	$58,036
Service cost	4,474	3,845	3,707
Interest cost	5,157	4,582	4,101
Plan amendments	122	593	544
Actuarial (gain) loss	7,112	5,388	(3,602)
Other	—	152	—
Benefits paid	(2,499)	(2,263)	(2,080)
Obligation at December 31	$87,369	$73,003	$60,706
Change in plan assets:
Fair value of assets at January 1	$37,071	$41,872	$46,964
Actual return on plan assets	7,146	(3,260)	(4,378)
Employer contributions	7,120	569	1,367
Other	—	153	—
Benefit payments	(2,499)	(2,263)	(2,081)
Fair value of plan assets at December 31	48,838	$37,071	$41,872

Underfunded status at December 31	$38,531	$35,932	$18,833
Unrecognized net actuarial gain (loss)	(15,762)	(12,661)	(333)
Unrecognized prior service cost	(2,415)	(2,469)	(2,017)
Accrued long-term pension liability included in other liabilities	$20,354	$20,802	$16,483

Amounts recognized in the balance sheet consist of (in thousands):

	2003	2002
Accrued benefit cost	$20,354	$20,802
Additional minimum liability	2,194	2,211
Intangible asset	(773)	(699)
Accumulated other comprehensive income	(1,421)	(1,512)
Accumulated pension liability	$20,354	$20,802

The projected benefit obligation, accumulated benefit obligation, and fair value of assets for the plans were as follows (in thousands):

	2003	2002
Projected benefit obligation	$87,369	$73,003
Accumulated benefit obligation	70,882	59,226
Fair value of Assets	48,838	37,071

Weighted-Average Assumptions as of December 31
Discount rate	6.25%	6.75%
Rate of Compensation increase	4.00%	4.00%

	2003	2002
Germany Plan
Change in benefit obligation:
Obligation at January 1	$1,495	$1,142
Service cost	84	82
Interest cost	81	80
Benefits paid	(22)	(16)
Change due to exchange rate	(139)	303
Obligation at December 31	$1,499	$1,591
Fair value of plan assets at December 31	None	None
Underfunded status at December 31	$1,499	$1,591
Unrecognized net actuarial (loss) gain	(93)	(96)
Accrued long-term pension liability included in other liabilities	$1,406	$1,495

Assumptions used for future compensation was 1.75% for 2003 and 2.0% for 2002.  Discount rates were 5.75% for 2003 and 6.0% for 2002. The cash surrender value of life insurance policies for Germany Plan participants included in other assets in the consolidated balance sheets is approximately $0.5 million as of December 31, 2003 and 2002.

Effective January 1, 2003 we revised the United States Plans to exclude the participation of new non-union employees in such plans.

Foreign Plans Other Than Germany  Employees in other foreign countries are covered by various post employment arrangements consistent with local practices and regulations. Such obligations are not significant and are included in the consolidated financial statements in other liabilities.

Other Plans  As part of the acquisition of Blessings Corporation in 1998, we assumed two supplemental retirement plans covering certain former employees of Blessings Corporation. The liability for these plans included in other liabilities and other comprehensive income at December 31, 2003 was approximately $1.8 million and $0.6 million, respectively. The liability for these plans was included in other liabilities at December 31, 2002 was approximately $2.0 million.  This liability was frozen at the time of the acquisition.

10. Redeemable Stock

Common Stock  On May 31, 2000, we consummated a recapitalization pursuant to an agreement dated March 31, 2000 (“Recapitalization”) among us, our then existing stockholders and an affiliate of J. P. Morgan Partners, LLC, whereby J. P. Morgan Partners, LLC acquired majority control of our common stock.  Prior to the Recapitalization, we sold 50,611 shares of Class C nonvoting common stock to employees. As consideration, we received cash of approximately $2.5 million and secured promissory notes for approximately $2.6 million. We redeemed 1,100 of these shares prior to the Recapitalization. An additional 17,967 shares were redeemed in connection with the Recapitalization, and the remaining 31,544 shares were exchanged for the same number of common shares.

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

The $2.6 million of notes receivable we originally received as partial consideration for the shares sold prior to the Recapitalization related to shares purchased by Mr. Durham, Mr. Sorensen and Mr. Moffitt. These secured promissory notes bore interest at 7% per annum. These notes were amended in connection with the Recapitalization and were further amended in connection with certain severance arrangements and other events relating to the transition to a new management team. Pursuant to these amendments, interest ceased to accrue on Mr. Sorensen’s note as of December 31, 2000, and interest ceased to accrue on Mr. Durham’s note and Mr. Moffitt’s note as of February 28, 2001. Interest accrued prior to these dates is payable in three annual installments beginning on May 31, 2006 and the principal is due May 31, 2008.

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

On December 27, 2000, we entered into a severance agreement with Mr. Sorensen. Under the agreement, we cancelled approximately $133,000 of accrued interest on a note receivable. We repurchased 6,211 shares of restricted stock for $483.13 per share and offset the purchase price against $3.0 million of note principal. In addition, we agreed on January 2, 2001, to repurchase an additional 539 shares of restricted stock for $483.13 per share and offset the purchase price against $260,000 of note principal. The Company’s repurchase rights were changed on the remaining 7,423 shares of common stock owned by Mr. Sorensen, whereby the Company agreed not to repurchase the shares until February 28, 2003 at a repurchase price of the greater of the fair market value or the balance on the note receivable. Interest ceased to accrue on the remaining $787,000 balance of the note related to Mr. Sorensen’s purchase of stock in 1999. Further, the put option was cancelled. As a result of these modifications, a $323,000 discount on the note receivable balance was recorded as compensation expense. The discount will be amortized to interest income over the remaining term of the note. In the event we determine to repurchase the stock from Mr. Sorensen at an amount that is: (1) greater than the fair value of the stock (i.e. the note balance is greater than the fair value) or (2) greater than the note balance as a result of future increases in fair value of the stock, we will record additional expense.

On January 22, 2001, we entered into a severance agreement with Mr. Moffitt. Under this agreement, we cancelled approximately $85,000 of accrued interest on a note receivable. We repurchased 3,125 shares of restricted stock for $483.13 per share and offset the purchase price against $1.5 million of note principal. We further agreed to cease charging interest on the remaining $302,000 principal balance of the note receivable related to 625 shares and to cease charging interest on the $262,000 principal balance related to Mr. Moffitt’s purchase of stock in 1999. As a result of these interest modifications, a $208,000 discount on the note receivable balance was recorded as compensation expense in the first quarter of 2001. The discount will be amortized to interest income over the remaining term of the note. In addition, the Company’s repurchase rights and Mr. Moffitt’s put option were changed on the remaining 3,457 shares of common stock held by him. We agreed not to repurchase and Mr. Moffitt agreed not to exercise the put option on the shares until February 28, 2003. The repurchase price and the put option price were changed to be the greater of the fair value of the stock or the balance on the note receivable. Because the fair value of these shares was $483.13 per share on January 22, 2001, compensation expense of $1.0 million was recorded in the first quarter of 2001, which represents the difference between the carrying amount and the fair value of the 2,622 shares of common stock that are subject to the note receivable.

On February 1, 2001, we amended Mr. Durham’s promissory notes that were issued in connection with his purchases of stock in 1999 and 2000. Under the amended notes receivable, interest ceased to accrue, effective December 31, 2000, on one note with a principal balance of $1.6 million and another note with a principal balance of $7.0 million. Further, the notes were modified to remove the full recourse provisions and modify the related pledge agreement. As a result of these modifications, Mr. Durham’s purchase of stock for promissory notes will now be accounted for as stock options and will be subject to variable accounting. Accordingly, changes in the fair value of the common stock in excess of the note balance will be recorded as compensation expense until the note is paid in full. In addition, interest income will not be recorded on these notes. As a result of these modifications, a compensation expense of $6.0 million was recorded in the first quarter of 2001.

On April 21, 2001, we amended the terms of Mr. Knott’s promissory note issued in connection with his purchase of stock in 2000. Further, Mr. Knott’s note was modified to remove the full recourse provisions and modify the related pledge agreement. As a result of these modifications and the modifications to the other officer’s notes in the first quarter of 2001, Mr. Knott’s purchase of stock for a promissory note in 2000 will be accounted for as stock options, subject to variable accounting. In addition, interest income will not be recorded on this note with a principal balance of $3.7 million.

On June 10, 2002, we entered into a separation agreement with Mr. Durham. As of the date of the separation agreement, Mr. Durham owned 28,289 shares of common stock, 12,083 performance-vested shares, 2,417 time-vested shares, warrants to purchase 1,250.48 shares of common stock and 1,232 shares of preferred stock of Pliant. All of Mr. Durham’s time-vested shares and 2,416 of Mr. Durham’s performance-vested shares had vested as of the date of the separation agreement. Pursuant to the separation agreement, Mr. Durham agreed to convert one of his outstanding promissory notes issued as payment for a portion of his shares into two promissory notes. The first note (the “Vested Secured Note”), in the principal amount of $2,430,798, relates to Mr. Durham’s time-vested shares and the vested portion of his performance-vested shares. The second note (the “Non-Vested Secured Note”), in the principal amount of $4,862,099, related to the 9,667 performance-vested shares which had not vested as of the date of the separation agreement. In addition to these notes, Mr. Durham had an additional outstanding promissory note (the “Additional Note”), with a principal amount of $1,637,974, relating to a portion of the shares of common stock held by Mr. Durham. In accordance with the separation agreement, we repurchased and cancelled Mr. Durham’s 9,667 unvested shares in exchange for cancellation of the Non-Vested Secured Note on October 3, 2002.

The separation agreement preserved the put option established by Mr. Durham’s employment agreement with respect to his shares. For purposes of this put option, the separation agreement provides that the price per share to be paid by us is $483.13 with respect to common stock, $483.13 less any exercise price with respect to warrants, and the liquidation preference with respect to preferred stock. On July 9, 2002, Mr. Durham exercised his put option with respect to 28,289 shares of common stock, 1,232 shares of preferred stock and warrants to purchase 1,250.48 shares of common stock. Mr. Durham’s put option is subject to any financing or other restrictive covenants to which we are subject at the time of the proposed repurchase. Restrictive covenants under our credit facilities limit the number of shares we can currently repurchase from Mr. Durham. On October 3, 2002, as permitted by the covenants contained in our credit facilities, we purchased 8,204 shares from Mr. Durham for a purchase price of $3,963,599 less the outstanding amount of the Additional Note, which was cancelled. In December 2002 we purchased an additional 1,885 shares of common stock from Mr. Durham for an aggregate purchase price of approximately $910,700. As of December 31, 2003, our total remaining purchase obligation to Mr. Durham was approximately $10,623,097, excluding accrued preferred dividends. We were limited to a maximum purchase from Mr. Durham of $5,000,000 of shares in 2003, which purchase may only be made if we meet certain leverage ratios.

As of December 31, 2003, there were a total of 29,073 outstanding common shares subject to put options as described above, of which 12,765 shares were acquired by the employees for cash from 1997 through 1999. As a result of the put options, the carrying value of all shares subject to put options will be adjusted to fair value at each reporting period with a corresponding offset to shareholders’ equity for amounts related to the 12,765 shares and compensation expense for amounts related to the remaining shares until the notes receivable are paid in full.

Preferred Stock  We are authorized to issue up to 200,000 shares of preferred stock. As of December 31, 2003, 140,973 shares were issued and designated as Series A Cumulative Exchangeable Redeemable Preferred Stock (the “Preferred Stock”). In connection with the Recapitalization, we sold 100,000 shares of Preferred Stock and detachable warrants to purchase 43,242 shares of common stock for net consideration of $98.5 million, net of issuance costs of $1.5 million. We allocated approximately $80.0 million to Preferred Stock and $18.5 million to the warrants based on the relative fair values of the instruments. In connection with the Uniplast acquisition we issued 30,983 shares of Preferred Stock (including 1,983 shares to employees) and detachable warrants to purchase shares of common stock for a consideration of $31.0 million, net of issue costs. We allocated $18.6 million to Preferred Stock, and $12.4 million to the warrants based on the relative fair values of the instruments. The common stock warrants have an exercise price of $0.01 per share and expire on May 31, 2011.  In March 2003 we issued 10,000 shares of Preferred Stock and detachable warrants to purchase 43,962 shares of common stock.  We allocated $9.5 million to Preferred Stock and $0.5 million to the warrants based on the relative fair values of the instrument.  Direct issuance costs of $0.5 million were netted against the proceeds received.

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

As a result of the mandatory redemption features, as of December 31, 2003, the carrying value of the Preferred Stock is net of $29.1 million  unamortized discount due to detachable warrants to purchase common stock.  This unamortized discount is being accreted towards the $141.0 million redemption value at May 31, 2011. In addition, the preferred stock balance as of December 31, 2003 includes $76.3 million for accrued dividends.

On September 8, 2003, we entered into a separation agreement with Jack E. Knott.  As of the date of the separation agreement, Mr. Knott owned 232 shares of our common stock, 6,458 performance-vesting shares (of which 1,291 had vested), 1,292 time-vested shares, options to purchase 8,902 shares of our common stock and 229 shares of our preferred stock.  We cancelled 5,167 unvested performance vesting shares owned by Mr. Knott against a note receivable from Mr. Knott for $2.5 million.  Pursuant to the terms of the severance agreement, and in addition to the benefits payable to Mr. Knott following a termination without cause under the terms of his employment agreement with us, we agreed:  to extend the termination date of his right to exercise his vested options to acquire 8,902 shares of common stock until August 22, 2005; not to exercise our rights to redeem the common stock, vested performance-vesting shares, time-vested shares and preferred stock owned by him until the earlier of a transaction consisting of a sale of us or August 22, 2005; and to pay him a cash payment of $50,000.

11. Stock Option Plans

Pursuant to the Recapitalization, we adopted a 2000 stock incentive plan, which, as amended, allows us to grant to employees nonqualified options to purchase up to 65,600 shares of common stock. The option price must be no less than fair market value on the date of grant. Unvested options are forfeited upon the employee’s termination of employment. Vested options are forfeited, if not exercised 90 days after the employee’s termination of employment. The plan is administered by the board of directors who determines the quantity, terms and conditions of an award, including any vesting conditions. The plan expires on either May 31, 2010 or a date which the board of directors, in its sole discretion, determines that the plan will terminate.

In August 2002, we adopted our 2002 Stock Incentive Plan. The 2002 plan authorizes grants of incentive stock options, nonqualified stock options and stock bonuses, as well as the sale of shares of common stock, to our employees, officers, directors and consultants of Pliant or any of its subsidiaries. A total of 4,793 shares are authorized for issuance under the 2002 plan. As of December 31, 2003, no options or shares had been granted or sold under the 2002 plan.

A summary of stock option activity under the 2000 plan is as follows:

	Option Share	Weighted Average Exercise Price

Outstanding at December 31, 2000	22,702	$332.90
Granted	12,865	483.13
Exercised	—	—
Forfeited or cancelled	(730)	483.13
Outstanding at December 31, 2001	34,837	385.22
Granted	20,425	483.13
Exercised	—	—
Forfeited or cancelled	(3,920)	483.13
Outstanding at December 31, 2002	51,342	416.70
Granted	250	483.13
Exercised	—	—
Forfeited or cancelled	(6,580)	483.13
Outstanding at December 31, 2003	45,012	407.25
Exercisable at December 31, 2003	14,731	251.60

The weighted average remaining contractual life of the options is 5.8 years at December 31, 2003. The options granted prior to January 1, 2001 pursuant to the 2000 plan, as amended, provide for vesting as follows: (1) one-sixth are “time-vested” options or shares, which vested on January 1, 2001, so long as the recipient was still our employee on such date, and (2) the remainder are “performance-vested” options or shares, which vest in increments upon the achievement of performance targets as follows: (a) vesting in full, if 100% or more of the applicable performance target is achieved as of the end of any calendar quarter during the option term and (b) partial vesting if more than 90% of the applicable performance target is achieved as of the end of any calendar quarter during the option term. Moreover, all performance-vested options or shares not previously vested in accordance with the preceding sentence will vest automatically in full on December 31, 2009 so long as the recipient is still our employee on such date. Options granted pursuant to the 2000 plan subsequent to January 1, 2001 vest similarly, except that all of the options are “performance-vested” options, which vest in increments upon the achievement of performance targets.

12. Commitments and Contingencies

Environmental Contingencies  Our operations are subject to extensive environmental laws and regulations concerning emissions to the air, discharges to surface and subsurface waters, and the generation, handling, storage, transportation, treatment, and disposal of waste materials, as adopted by various governmental authorities in the jurisdictions in which we operate. We make every reasonable effort to remain in full compliance with existing governmental laws and regulations concerning the environment.

Royalty Agreements  We have entered into royalty agreements (the “Agreements”) for the right to use certain patents in the production of our Winwrap stretch film. The Agreements require us to pay the patent holder a fee of $.05 for each pound of Winwrap produced and $.10 per pound for each pound of coreless Winwrap produced. The Agreements terminate upon the expiration of the related patents in 2009. During the years ended December 31, 2003, 2002 and 2001, we paid royalties of $2.0 million, $1.5 million, and $1.6 million, respectively, under the Agreements.

Litigation  On November 19, 2001, S.C. Johnson & Son, Inc. and S.C. Johnson Home Storage, Inc. (collectively, “S.C. Johnson”) filed a complaint against us in the U.S. District Court for the District of Michigan, Northern Division (Case No. 01-CV-10343-BC). The complaint alleges misappropriation of proprietary trade secret information relating to certain componentry used in the manufacture of reclosable “slider” bags. We counterclaimed alleging that S.C. Johnson misappropriated certain of our trade secrets relating to the extrusion of flange zipper and unitizing robotics. Both the S.C. Johnson complaint and our counterclaim seek damages and injunctive and declaratory relief. The S.C. Johnson complaint and our counterclaim have been voluntarily submitted to non-binding mediation for the purpose of potential settlement. The mediation took place on February 20, 2004.  Negotiations are still ongoing. We are unable to predict whether the case can be settled as a result of the mediation. Any amount we may agree to pay as a result of the mediation and any settlement, if any, we may agree to may be significant, but is not anticipated to have a material adverse effect on our financial condition or results of operations. If the case cannot be settled on a basis acceptable to us, we intend to continue resisting S.C. Johnson’s claims and to pursue our counterclaim vigorously.

On February 26, 2003, former employees of our Fort Edward, NY manufacturing facility, which we acquired as part of the Decora acquisition, named us as defendants in a complaint filed in the Supreme Court of the State of New York, County of Washington (Index No. 4417E). We received service of this complaint on April 2, 2003, and successfully removed the case to the United States District Court for the Northern District of New York (Case No. 1:03cv00533). The complaint alleges claims against us for conspiracy to defraud and breach of contract arising out of our court-approved purchase of the assets of Decora Industries, Inc. and Decora, Incorporated. Plaintiffs’ complaint seeks compensatory and punitive damages and a declaratory judgment nullifying severance agreements for lack of consideration and economic duress. We intend to resist the plaintiffs’ claims vigorously. We do not believe this proceeding will have a material adverse affect on our financial condition or results of operations.

We are involved in other litigation matters from time to time in the ordinary course of our business. In our opinion, none of such litigation is material to our financial condition or results of operations.

In the fourth quarter of 2003 we accrued $7.2 million for the estimated costs of certain litigation matters.

13. Acquisitions

In May 2002, we acquired substantially all of the assets and assumed certain liabilities of Decora Industries, Inc. and its operating subsidiary, Decora Incorporated (collectively, “Decora”), a New York based manufacturer and reseller of printed, plastic films, including plastic films and other consumer products sold under the Con-Tact® brand name. Our purchase of Decora’s assets was approved by the United States Bankruptcy Court. The purchase price was approximately $18 million. The purchase price was negotiated with the creditors committee and was paid in cash using borrowings from our existing revolving credit facility. The assets purchased consisted of one plant in Fort Edward, New York, and related equipment used by Decora primarily to print, laminate and convert films into adhesive shelf liner. We have commenced the process of closing the Decora plant in Fort Edward, New York and have moved the production to our facilities in Mexico and Danville, Kentucky. This purchase expands our product base to a new market. In addition, we expect to realize synergies from lower costs and administrative expenses. In addition to the purchase price of $18 million, we have accrued $5.2 million of liabilities, of which $4.4 million was for severance payments related to restructuring of the plant and is discussed in Footnote 3, “Restructuring and Other Costs”; the remaining $0.8 million balance related to acquisition costs and was fully utilized in 2002. We sold our Fort Edward, New York plant on September 30, 2002 for $2.1 million and leased it back for $1 for up to twelve months. Results of operations from the date of acquisition are included in the consolidated statement of operations.

The aggregate purchase price of $23.2 million, including accrued liabilities related to acquisition costs and severance payments, has been allocated to assets and liabilities. The allocation is as follows (dollars in thousands):

Current Assets	$15,805
Property Plant and Equipment	4,961
Goodwill	3,794
Intangible Assets-Trademark	5,000
Current Liabilities	(6,312)
Total Purchase Price	$23,248

Since the intangible assets have an indefinite life there is no amortization. The amortization of goodwill is deductible for tax purposes.

The pro forma results of operations for the years ended December 31, (assuming the Decora acquisition had occurred on January 1, 2002 and January 1, 2001, respectively) are as follows (dollars in thousands):

Year Ended December 31	2002	2001
Net sales	$894,505	$889,411
Net loss	$(45,059)	$(14,592)

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

On August 15, 2002, we purchased substantially all of the assets and assumed certain liabilities of the business of Roll-O-Sheets Canada Limited (“Roll-O-Sheets”). The Roll-O-Sheets business consists of one plant in Barrie, Canada primarily engaged in the conversion and sale of PVC and polyethylene film for the food industry. In addition, the business includes the distribution of polyester film and polypropylene food trays and other food service products. Detailed financial information and pro forma results are not presented as they are not material to our consolidated financial statements.

Uniplast Holdings  On July 16, 2001, we acquired 100% of the outstanding stock of Uniplast Holdings, Inc. (“Uniplast”) for an initial purchase price of approximately $56.0 million, consisting of the assumption of approximately $40.3 million of debt and the issuance of shares of our common stock valued at approximately $15.7 million to the selling shareholders of Uniplast. We believe that this acquisition resulted in significant synergies to the combined operations and increased the market share in a number of our market segments. At the closing of the acquisition, we refinanced approximately $37.0 million of assumed debt with the proceeds from a private placement of 29,000 shares of preferred stock at $1,000 per share and borrowings under our revolving credit facility. In connection with the Uniplast acquisition, we entered into an amendment of our credit facilities and incurred amendment fees of $1.4 million. In addition, we also issued 1,983 shares of our preferred stock at $1,000 per share, together with warrants to purchase 2,013 shares of common stock, to certain employees of the Company. We also incurred $0.9 million of legal and administrative expenses. We recorded $14.4 million as intangible assets and $21.9 million as goodwill as a result of this acquisition. The intangible assets are being amortized over 15 years while the goodwill is not being amortized. The operating results for Uniplast from July 16, 2001 are included in the statement of operations for the year ended December 31, 2001.

During 2002 we made adjustments to the carrying value of Uniplast assets and the initial purchase price totaling $3.3 million. The final purchase price including adjustments made during 2002 to the initial purchase price of $56.0 million has been allocated to assets and liabilities as follows:

(in millions)
Current Assets	$19.3
Property Plant and Equipment	20.6
Intangible Assets	14.4
Goodwill	21.9
Current Liabilities	(13.1)
Long-term Liabilities	(3.8)
Total Purchase Price	$59.3

Our pro forma results of operations for the year ended December 31, 2001 (assuming the Uniplast acquisition had occurred as of January 1, 2001) are as follows (in thousands):

2001
Revenues	$882,860
Net income (loss)	(424)

14. Operating Segments

Operating segments are components of our business for which separate financial information is available that is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing performance. This information is reported on the basis that it is used internally for evaluating segment performance.

During the first quarter of 2003, we reorganized our operations under four operating segments. Segment information in this report with respect to 2002 and 2001 has been restated to reflect this reorganization.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Sales and transfers between our segments are eliminated in consolidation. We evaluate the performance of our operating segments based on net sales (excluding intercompany sales) and segment profit. The segment profit reflects net income adjusted for interest expense, income taxes, depreciation, amortization, restructuring and other costs and other non-cash charges (principally the impairment of goodwill, intangible assets and fixed assets). Our reportable segments are managed separately with separate management teams, because each segment has differing products, customer requirements, technology and marketing strategies.

Segment profit and segment assets as of and for the years ended December 31, 2003, 2002 and 2001 are presented in the following table (in thousands). Certain reclassifications have been made to the prior year amounts to be consistent with the 2002 presentation.

	Pliant U.S.	Pliant Flexible Packaging	Pliant International	Pliant Solutions	Corporate / Other	Total
2003
Net sales to customers	$568,662	$217,086	$108,731	$34,927	$—	$929,406
Intersegment sales	11,392	3,548	9,715	—	(24,655)	—
Total net sales	580,054	220,634	118,446	34,927	(24,655)	929,406
Depreciation and amortization	26,852	8,477	8,386	1,537	3,181	48,433
Interest expense	6	63	2,532	20	93,803	96,424
Segment profit (loss)	88,164	30,885	6,416	(11,770)	(31,479)	82,216
Segment total assets	480,558	140,295	83,327	20,708	61,898	786,786
Capital expenditures	5,093	5,512	5,386	2,337	1,048	19,376
2002
Net sales to customers	$535,636	$207,008	$108,263	$28,290	$—	$879,197
Intersegment sales	20,877	4,639	1,104	—	(26,620)	—
Total net sales	556,513	211,647	109,367	28,290	(26,620)	879,197
Depreciation and amortization	18,264	8,126	6,246	1,195	13,081	46,912
Interest expense	25	100	2,122	23	73,014	75,284
Segment profit (loss)	85,504	32,485	15,591	2,768	(14,731)	121,617
Segment total assets	508,387	151,370	103,971	27,625	61,850	853,203
Capital expenditures	24,680	9,828	9,004	43	5,639	49,194
2001
Net sales to customers	$530,730	$205,337	$104,293	$—	$—	$840,360
Intersegment sales	14,461	4,769	101	—	(19,331)	—
Total net sales	545,191	210,106	104,394	—	(19,331)	840,360
Depreciation and amortization	16,799	9,199	6,043	—	14,976	47,017
Interest expense	39	20	3,302	—	72,627	75,988
Segment profit (loss)	97,915	38,582	19,359	—	(14,024)	141,832
Segment total assets	528,277	156,705	113,417	—	53,284	851,683
Capital expenditures	33,767	14,782	2,684	—	5,185	56,418

A reconciliation of the totals reported for the operating segments to the totals reported in the consolidated financial statements is as follows (in thousands):

	2003	2002	2001
Profit or Loss
Total segment profit	$82,216	$121,617	$141,832
Depreciation and amortization	(53,277)	(46,912)	(47,017)
Impairment of Goodwill and Intangible assets	(26,415)	(8,600)	—
Restructuring and other costs	(13,801)	(34,543)	4,588
Interest expense	(96,424)	(75,284)	(75,988)
Other expenses and adjustments for non-cash charges and certain adjustments defined by our credit agreement	(1,411)	(1,170)	(18,697)
Income (loss) before taxes	$(109,112)	$(44,892)	$4,718
Assets
Total assets for reportable segments	$724,888	$791,353	$798,399
Other unallocated assets	61,898	61,850	53,284
Total consolidated assets	$786,786	$853,203	$851,683

There were no sales to a single customer in 2003 or 2002 that was more than 10% of consolidated net sales.  Sales to a single customer and its affiliates represented approximately 13% of consolidated net sales in 2001.

15. Warrants Outstanding

The following warrants were issued and outstanding as of December 31:

	2003	2002
Issued with the senior subordinated notes	18,532	18,532
Issued in connection with recapitalization transaction	43,242	43,242
Issued in connection with Uniplast acquisition	31,003	31,003
Issued in connection with the March 2003 Preferred Stock issuance	43,962	—
Total outstanding	136,739	92,777

As of December 31, 2003, 136,739 warrants were exercisable at an exercise price of $0.01 per share. The Company has reserved up to 136,739 shares of common stock for issuance upon the exercise of issued and outstanding warrants.

16. Estimated Fair Value of Financial Instruments

The estimated fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. In the case of cash and cash equivalents, accounts receivable and accounts payable, the carrying amount is considered a reasonable estimate of fair value. The fair value of fixed and floating rate debt in 2003 and 2002 was obtained from market quotes. Fair value estimates are made at a specific point in time. Because no market exists for a significant portion of our financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments, interest rate levels, and other factors. These estimates are subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined or relied on with any degree of certainty. Changes in assumptions could significantly affect the estimates.  See Note 6 for interest rate derivative information.

Below is a summary of our financial instruments’ carrying amounts and estimated fair values as of December 31, (in thousands):

	2003		2002
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$3,308	$3,308	$1,635	$1,635
Accounts receivable	99,732	99,732	104,157	104,157
Total financial assets	$103,040	$103,040	$105,792	$105,792
Financial liabilities:
Floating rate debt	$219,575	$219,575	$422,979	$422,979
Fixed rate debt	564,082	562,800	313,402	288,000
Accounts payable	89,800	89,800	113,988	113,988
Total financial liabilities	$873,457	$872,175	$850,369	$824,967

17. Related-Party Transactions

J.P. Morgan Partner and Affiliates  JPMorgan Chase Bank is the syndication agent, and its affiliate, J.P. Morgan Chase & Co., is a lender under our credit facilities. Both JPMorgan Chase Bank and J.P. Morgan Chase & Co. receive customary fees under the credit facilities for acting in such capacities including approximately $1.2 million in 2002 and $0.9 million in 2003. JPMorgan Chase Bank was also a lender under our prior credit facility, and as a result, received a portion of the proceeds from the financing for the Recapitalization and related transactions. Chase Securities Inc. was one of the initial purchasers in the offering of the $220.0 million aggregate principal amount of 13% senior subordinated notes due 2010, and was also the dealer manager for the debt tender offer and consent solicitation relating to our 9 1/8% senior subordinated notes due 2007 and received customary fees for acting in such capacities. Each of JPMorgan Chase Bank, J.P. Morgan Chase & Co. and Chase Securities Inc. are affiliates of Southwest Industrial Films, LLC, which owns approximately 55% of our outstanding common stock and currently has the right under the stockholders’ agreement to appoint four of our directors, and of Flexible Films, LLC, which, together with affiliates, owns approximately 59% of our Preferred Stock, subject to certain preemptive rights with respect to 10,000 shares of Preferred Stock issued on March 25, 2003.

18. Accumulated Other Comprehensive Income/(Loss)

The components of accumulated other comprehensive income/(loss) as of December 31, were as follows (in thousands):

	2003	2002
Minimum pension liability, net of taxes of $575 and $575	$(1,464)	$(937)
Fair value change in interest rate derivatives classified as cash flow hedges, net of taxes of $1,420 and $3,450	(2,220)	(5,397)
Foreign currency translation adjustments	(8,237)	(11,510)
Accumulated other comprehensive income/(loss)	$(11,921)	$(17,844)

Due to the February 2004 termination of the credit facilities that existed at December 31, 2003, the balance in the other comprehensive income related to interest rate derivatives of $2.2 million ($3.6 million pre-tax) will be charged to interest expense in the first quarter of 2004.

19. Condensed Consolidating Financial Statements

The following condensed consolidating financial statements present, in separate columns, financial information for (i) Pliant Corporation (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries (as specified in the Indenture dated May 31, 2000 (the “2000 Indenture”) relating to Pliant Corporation’s $220 million senior subordinated notes due 2010 (the “2000 Notes”) and the Indenture, dated April 10, 2002 (the “2002 Indenture” and, together with the 2000 Indenture, the “Indentures”), relating to Pliant’s $100 million senior subordinated notes due 2010 (the “2002 Notes” and, together with the 2000 Notes, the “Notes”) on a combined basis, with any investments in non-guarantor subsidiaries specified in the Indentures recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for Pliant Corporation and its subsidiaries on a consolidated basis, and (v) Pliant Corporation on a consolidated basis, in each case as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001. The Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary and each guarantor subsidiary is 100% owned, directly or indirectly, by Pliant Corporation within the meaning of Rule 3-10(h)(1) of Regulation S-X. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to Pliant Corporation except from our Alliant joint venture. The condensed consolidating financial statements are presented herein, rather than separate financial statements for each of the guarantor subsidiaries, because management believes that separate financial statements relating to the guarantor subsidiaries are not material to investors.

In 2001, our Blessings subsidiary was merged with and into Pliant. Accordingly, this former guarantor subsidiary company is now included as part of the “Pliant Corporation Parent Only” column for all periods presented.

Condensed Consolidating Balance Sheet

As of December 31, 2003 (In Thousands)

	Pliant Corporation Parent Only	Combined Guarantors	Combined Non-Guarantors	Eliminations	Consolidated Pliant Corporation
ASSETS
Current assets:
Cash and cash equivalents	$—	$552	$2,756	$—	$3,308
Receivables	79,685	10,459	21,798	—	111,942
Inventories	63,954	17,249	14,016	—	95,219
Prepaid expenses and other	2,626	406	777	—	3,809
Income taxes receivable	167	525	744	—	1,436
Deferred income taxes	10,934	—	(1,517)	—	9,417
Total current assets	157,366	29,191	38,574	—	225,131
Plant and equipment, net	253,601	16,148	49,820	—	319,569
Goodwill	182,162	—	—	—	182,162
Intangible assets, net	19,752	—	—	—	19,752
Investment in subsidiaries	(916)	—	—	916	—
Other assets	36,125	—	4,047	—	40,172
Total assets	$648,090	$45,339	$92,441	$916	$786,786

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:

Trade accounts payable	$66,839	$4,701	$18,260	$—	$89,800
Accrued liabilities	53,714	3,139	6,793	—	63,646
Current portion of long-term debt	1,033	—	—	—	1,033
Due to (from) affiliates	(72,692)	42,738	29,954	—
Total current liabilities	48,894	50,578	55,007	—	154,479
Long-term debt, net of current portion	758,461	—	24,163	—	782,624
Other liabilities	24,952	—	2,541	—	27,493
Deferred income taxes	21,676	2,502	3,614	—	27,792
Total liabilities	853,983	53,080	85,325	—	992,388
Minority interest	—	—	291	—	291
Redeemable stock:
Preferred stock	188,223	—	—	—	188,223
Common stock	13,008	—	—	—	13,008
Total redeemable stock	201,231	—	—	—	201,231
Stockholders’ (deficit):
Common stock	103,376	14,020	29,302	(43,322)	103,376
Warrants to purchase common stock	39,133	—	—	—	39,133
Retained earnings (deficit)	(537,052)	(21,750)	(16,250)	38,000	(537,052)
Stockholders’ notes receivable	(660)	—	—	—	(660)
Accumulated other comprehensive loss	(11,921)	(11)	(6,227)	6,238	(11,921)
Total stockholders’ (deficit)	(407,124)	(7,741)	6,825	916	(407,124)
Total liabilities and stockholders’ (deficit)	$648,090	$45,339	$92,441	$916	$786,786

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2003 (In Thousands)

	Pliant Corporation Parent Only	Combined Guarantors	Combined Non-Guarantors	Eliminations	Consolidated Pliant Corporation
Net sales	$729,528	$76,647	$147,886	$(24,655)	$929,406
Cost of sales	605,412	79,355	133,397	(24,655)	793,509
Gross profit	124,116	(2,708)	14,489	—	135,897
Total operating expenses	101,492	14,390	32,400	—	148,282
Operating income (loss)	22,624	(17,098)	(17,911)	—	(12,385)
Interest expense	(93,821)	(20)	(2,583)	—	(96,424)
Equity in earnings of subsidiaries	(55,057)	—	—	55,057	—
Other income (expense), net	9,999	(6,140)	(4,162)	—	(303)
Income (loss) before income taxes	(116,255)	(23,258)	(24,656)	55,057	(109,112)
Income tax (benefit) expense	(1,953)	3,559	3,584	—	5,190
Net income (loss)	$(114,302)	$(26,817)	$(28,240)	$55,057	$(114,302)

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2003 (In Thousands)

	Pliant Corporation Parent Only	Combined Guarantors	Combined Non-Guarantors	Eliminations	Consolidated Pliant Corporation

Cash flows from operating activities:	$(39,594)	$1,996	$10,954	$—	$(26,644)
Cash flows from investing activities:
Capital expenditures for plant and equipment	(10,288)	(2,413)	(6,675)	—	(19,376)
Net cash used in investing activities	(10,288)	(2,413)	(6,675)	—	(19,376)
Cash flows from financing activities:
Payment of capitalized fees	(10,801)	—	—	—	(10,801)
Net proceeds from issuance of common and preferred stock	9,532	—	—	—	9,532
Payment/receipt of dividend	2,499	—	(2,499)	—	—
Borrowings/(payments) on long-term debt	47,905	—	(629)	—	47,276
Net cash provided by (used) in financing activities	49,135	—	(3,128)	—	46,007
Effect of exchange rate changes on cash and cash equivalents	747	969	(30)	—	1,686
Net (decrease)/increase in cash and cash equivalents	—	552	1,121	—	1,673
Cash and cash equivalents at beginning of the year	—	—	1,635	—	1,635
Cash and cash equivalents at end of the year	$—	$552	$2,756	$—	$3,308

Condensed Consolidating Balance Sheet

As of December 31, 2002 (In Thousands)

	Pliant Corporation Parent Only	Combined Guarantors	Combined Non-Guarantors	Eliminations	Consolidated Pliant Corporation
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$1,635	$—	$1,635
Receivables	82,421	13,444	23,158	—	119,023
Inventories	71,586	15,832	10,604	—	98,022
Prepaid expenses and other	2,842	899	408	—	4,149
Income taxes receivable	1,145	4	1,219	—	2,368
Deferred income taxes	6,909	1,522	(249)	—	8,182
Total current assets	164,903	31,701	36,775	—	233,379
Plant and equipment, net	283,638	17,919	48,922	—	350,479
Goodwill	189,106	—	14,891	—	203,997
Intangible assets, net	26,964	—	70	—	27,034
Investment in subsidiaries	52,813	—	—	(52,813)	—
Other assets	34,871	17	3,426	—	38,314
Total assets	$752,295	$49,637	$104,084	$(52,813)	$853,203

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable	$83,918	$8,675	$21,395	$—	$113,988
Accrued liabilities	48,091	4,818	5,968	—	58,877
Current portion of long-term debt	14,117	—	628	—	14,745
Due to (from) affiliates	(28,373)	15,316	13,057	—	—
Total current liabilities	117,753	28,809	41,048	—	187,610
Long-term debt, net of current portion	697,472	—	24,164	—	721,636
Other liabilities	25,101	—	1,876	—	26,977
Deferred income taxes	19,017	1,751	3,068	—	23,836
Total liabilities	859,343	30,560	70,156	—	960,059
Minority interest	—	—	192	—	192
Redeemable stock:
Preferred stock	150,816	—	—	—	150,816
Common stock	13,008	—	—	—	13,008
Total redeemable stock	163,824	—	—	—	163,824
Stockholders’ (deficit):
Common stock	103,376	14,020	29,240	(43,260)	103,376
Warrants to purchase common stock	38,676	—	—	—	38,676
Retained earnings (deficit)	(394,420)	5,067	14,489	(19,556)	(394,420)
Stockholders’ notes receivable	(660)	—	—	—	(660)
Accumulated other comprehensive loss	(17,844)	(10)	(9,993)	10,003	(17,844)
Total stockholders’ (deficit)	(270,872)	19,077	33,736	(52,813)	(270,872)
Total liabilities and stockholders’ (deficit)	$752,295	$49,637	$104,084	$(52,813)	$853,203

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2002 (In Thousands)

	Pliant Corporation Parent Only	Combined Guarantors	Combined Non-Guarantors	Eliminations	Consolidated Pliant Corporation
Net sales	$695,002	$75,360	$135,455	$(26,620)	$879,197
Cost of sales	567,702	61,809	111,572	(26,620)	714,463
Gross profit	127,300	13,551	23,883	—	164,734
Total operating expenses	108,307	6,264	22,047	—	136,618
Operating income	18,993	7,287	1,836	—	28,116
Interest expense	(73,033)	(23)	(2,228)	—	(75,284)
Equity in earnings of subsidiaries	(5,159)	—	—	5,159	—
Other income (expense), net	10,715	(5,697)	(2,742)	—	2,276
Income (loss) before income taxes	(48,484)	1,567	(3,134)	5,159	(44,892)
Income tax (benefit) expense	(5,054)	—	3,592	—	(1,462)
Net income (loss)	$(43,430)	$1,567	$(6,726)	$5,159	$(43,430)

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2002 (In Thousands)

	Pliant Corporation Parent Only	Combined Guarantors	Combined Non-Guarantors	Eliminations	Consolidated Pliant Corporation

Cash flows from operating activities:	$10,186	$9,013	$24,397	$—	$43,596
Cash flows from investing activities:
Capital expenditures for plant and equipment	(35,181)	(4,764)	(9,249)	—	(49,194)
Decora acquisition, net of cash acquired	(8,794)	(14,370)	—	—	(23,164)
Asset transfer	(9,116)	9,762	(646)	—	—
Proceeds from sale of assets	15,033	3,589	(1,500)	—	17,122
Net cash used in investing activities	(38,058)	(5,783)	(11,395)	—	(55,236)
Cash flows from financing activities:
Payment of capitalized fees	(7,439)	—	—	—	(7,439)
Net proceeds from issuance of common and preferred stock	(3,227)	—	—	—	(3,227)
Borrowings/(payments) on long-term debt	31,266	—	(8,208)	—	23,058
Net cash provided by (used in) financing activities	20,600	—	(8,208)	—	12,392
Effect of exchange rate changes on cash and cash equivalents	7,272	(4,197)	(7,010)	—	(3,935)
Net (decrease)/increase in cash and cash equivalents	—	(967)	(2,216)	—	(3,183)
Cash and cash equivalents at beginning of the year	—	967	3,851	—	4,818
Cash and cash equivalents at end of the year	$—	$—	$1,635	$—	$1,635

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2001 (In Thousands)

	Pliant Corporation Parent Only	Combined Guarantors	Combined Non-Guarantors	Eliminations	Consolidated Pliant Corporation

Net sales	$687,349	$45,088	$127,254	$(19,331)	$840,360
Cost of sales	546,541	38,423	99,459	(19,331)	665,092
Gross profit	140,808	6,665	27,795	—	175,268
Total operating expenses	89,117	690	11,280	—	101,087
Operating income	51,691	5,975	16,515	—	74,181
Interest expense	(72,563)	(82)	(3,343)	—	(75,988)
Equity in earnings of subsidiaries	12,756	—	—	(12,756)	—
Other income (expense), net	8,382	1,464	(3,321)	—	6,525
Income (loss) before income taxes	266	7,357	9,851	(12,756)	4,718
Income tax expense	2,334	—	4,452	—	6,786
Net income (loss)	$(2,068)	$7,357	$5,399	$(12,756)	$(2,068)

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2001 (In Thousands)

	Pliant Corporation Parent Only	Combined Guarantors	Combined Non-Guarantors	Eliminations	Consolidated Pliant Corporation

Cash flows from operating activities:	$3,574	$13,290	$13,480	$—	$30,344
Cash flows from investing activities:
Proceeds from sale of assets	2,966	4,948	—	—	7,914
Uniplast acquisition, net of cash acquired	(14,945)	(14,020)	(9,813)	—	(38,778)
Capital expenditures for plant and equipment	(49,640)	(3,490)	(3,288)	—	(56,418)
Net cash used in investing activities	(61,619)	(12,562)	(13,101)	—	(87,282)
Cash flows from financing activities:
Payment of capitalized fees	(1,932)	—	—	—	(1,932)
(Payment) receipt of dividends	150	—	(150)	—	—
Net proceeds from issuance of common and preferred stock	30,991	—	—	—	30,991
Borrowings/(payments) on long-term debt	29,035	—	(3,105)	—	25,930
Net cash provided by (used in) financing activities	58,244	—	(3,255)	—	54,989
Effect of exchange rate changes on cash and cash equivalents	(658)	229	4,136	—	3,707
Net(decrease)/increase in cash and cash equivalents	(459)	957	1,260	—	1,758
Cash and cash equivalents at beginning of the year	459	10	2,591	—	3,060
Cash and cash equivalents at end of the year	$—	$967	$3,851	$—	$4,818

20. OTHER INCOME

Other expense for the year ended December 31, 2003 includes $1.4 million loss on disposal of real property, $0.2 million currency gain, $0.2 million royalty income, $0.2 million rental income, and $0.5 million other less significant items.  Other income for the year ended December 31, 2002 includes a cash settlement with a customer of $0.7 million and $1.6 of other less significant items. Other income for the year ended December 31, 2001 includes the proceeds and assets received from a $4.7 million settlement with a potential new customer, which consisted of $1.2 million in cash and $3.5 million of manufactured products, manufacturing equipment, raw materials and scrap materials. Other income for 2001 also includes a $0.7 million gain on the sale of real property, $0.5 million of proceeds received from an insurance claim for storm damage to our McAlester, Oklahoma facility, $0.3 million of proceeds received from an insurance claim for fire damage to our Danville, Kentucky facility, a $0.2 million sales tax credit and $0.1 million of other less significant items.

21. SELECTED QUARTERLY INFORMATION-UNAUDITED

Selected quarterly financial information for the years ended December 31, 2003 and 2002 are as follows (in thousands):

	Quarter Ended
	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
Sales	$223,604	$238,718	$226,573	$240,511
Gross profit	22,472	34,387	36,241	42,797
Net income/(loss)	(67,957)	(20,101)	(18,901)	(7,343)

	Quarter Ended
	December 31, 2002	September 30, 2002	June 30, 2002	March 31, 2002
Sales	$221,370	$230,164	$217,580	$210,083
Gross profit	38,027	39,424	41,632	45,651
Net income/(loss)	(35,815)	(7,474)	(2,717)	2,576

The net loss for the quarter ended December 31, 2003 reflects the impairment of Goodwill and Intangible assets discussed in Note 5, the impairment of fixed assets discussed in Note 4, and the provision for litigation discussed in Note 12.

The net loss for the quarter ended December 31, 2002 reflects the impairment of Goodwill (See Note 12) and certain Restructuring charges discussed in Note 3.

PLIANT CORPORATION AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2003, 2002 and 2001
(In Thousands)

Description	Balance at Beginning of Year	Charges (Credits) to Costs and Expenses	Other		Balance at End of Year
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
2003	$5,583	$1,937	$(1,744)		$5,776
2002	$2,438	$2,635	$510	(1)	$5,583
2001	2,166	155	117	(2)(3)	2,438

(1)          Represents allowance acquired in the Decora acquisition.

(2)          Represents the net of accounts written off against the allowance and recoveries of previous write-offs.

(3)          Represents an allowance acquired in the Uniplast acquisition.

S-1

INDEX TO EXHIBITS

Exhibit Number

2.1

Recapitalization Agreement, dated as of March 31, 2000 (the “Recapitalization Agreement”), among Pliant Corporation, Chase Domestic Investments, L.L.C., Richard P. Durham as Representative, and the shareholders of Pliant Corporation signatory thereto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Pliant Corporation on April 12, 2000).

2.2

Amendment No. 1, dated as of April 3, 2000, to the Recapitalization Agreement (incorporated by reference to Exhibit 2.2 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).

2.3	Amendment No. 2, dated as of May 31, 2000, to the Recapitalization Agreement (incorporated by reference to Exhibit 2.3 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).

3.1	Third Amended and Restated Articles of Incorporation of Pliant Corporation (incorporated by reference to Exhibit 3.1 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).

3.2

Articles of Amendment of Third Amended and Restated Articles of Incorporation of Pliant Corporation (incorporated by reference to Exhibit 3.2 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on April 2, 2001).

3.3

Articles of Amendment of Third Amended and Restated Articles of Incorporation of Pliant Corporation (incorporated by reference to Exhibit 3.3 to Pliant Corporation’s Registration Statement on Form S-1 (File No. 333-65754)).

3.4

Articles of Amendment of Third Amended and Restated Articles of Incorporation of Pliant Corporation (incorporated by reference to Exhibit 3.4 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 28, 2003).

3.5

Articles of Amendment of Third Amended and Restated Articles of Incorporation of Pliant Corporation (incorporated by reference to Exhibit 3.5 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 28, 2003).

3.6

Second Amended and Restated Bylaws of Pliant Corporation (incorporated by reference to Exhibit 3.6 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 28, 2003).

4.1

Indenture, dated as of May 31, 2000, among Pliant Corporation, the Note Guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).

4.2

First Supplemental Indenture, dated as of July 16, 2001, among Pliant Corporation, the New Note Guarantors party thereto, the existing Note Guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.3 to Pliant Corporation’s Registration Statement on Form S-1 (File No. 333-65754)).

4.3	Form of 2000 Notes (incorporated by reference to Exhibit B to Exhibit 4.1).

4.4

Indenture, dated as of April 10, 2002, among Pliant Corporation, the Note Guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.4 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-86532)).

4.5	Form of 2002 Note (incorporated by reference to Exhibit B to Exhibit 4.4).

4.6

Indenture, dated as of May 30, 2003, among Pliant Corporation, the Note Guarantors party thereto and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.6 to Pliant Corporation’s Registration Statement on Form S-1 (File No. 333-106432)).

4.7

Form of Senior Secured Note (incorporated by reference to Exhibit B to Exhibit 4.6) (incorporated by reference to Exhibit 4.6 to Pliant Corporation’s Registration Statement on Form S-1 (File No. 333-106432)).

4.8*	Form of Indenture, dated as of February 17, 2004, among Pliant Corporation, the Note Guarantors party thereto and Wilmington Trust Company, as trustee.

4.9*	Form of Senior Secured Discount Note (incorporated by reference to Exhibit B to Exhibit 4.8)

4.10

Second Priority Security Agreement, dated as of May 30, 2003, among Pliant Corporation, the subsidiary guarantors party thereto and Wilmington Trust Company, as Collateral Agent (incorporated by reference to Exhibit 4.8 to Pliant Corporation’s Registration Statement on Form S-1 (File No. 333-106432)).

4.11*	Form of Security Agreement dated as of February 17, 2004, among Pliant Corporation, the subsidiary guarantors party thereto and Wilmington Trust Company, as Collateral Agent.

4.12*	Form of Canadian Security Agreement, dated as of February 17, 2004, among Uniplast Industries Co., the guarantors party thereto, and Wilmington Trust Company, as Collateral Agent.

4.13

Second Priority Pledge Agreement, dated as of May 30, 2003, among Pliant Corporation, the subsidiary guarantors party thereto and Wilmington Trust Company, as Collateral Agent (incorporated by reference to Exhibit 4.9 to Pliant Corporation’s Registration Statement on Form S-1 (File No. 333-106432)).

4.14*	Form of Pledge Agreement dated as of February 17, 2004, among Pliant Corporation, the subsidiary pledgors party thereto and Wilmington Trust Company, as Collateral Agent.

4.15*	Form of Canadian Pledge Agreement, dated as of February 17, 2004, among Uniplast Industries Co., the pledgors party thereto, and Wilmington Trust Company, as Collateral Agent.

4.16

Exchange and Registration Rights Agreement, dated as of May 31, 2000, among Pliant Corporation, the Note Guarantors party thereto, and Chase Securities, Inc. and Deutsche Bank Securities Inc., as Initial Purchasers (incorporated by reference to Exhibit 4.3 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).

4.17

Exchange and Registration Rights Agreement, dated as of April 10, 2002, among Pliant Corporation, the Note Guarantors party thereto, and J.P. Morgan Securities, Inc. and Deutsche Bank Securities Inc., as Initial Purchasers (incorporated by reference to Exhibit 4.7 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-86532)).

4.18

Exchange and Registration Rights Agreement, dated as of May 30, 2003, among Pliant Corporation, the Note Guarantors party thereto, and J.P. Morgan Securities Inc., Deutsche Bank Securities, Inc. and Credit Suisse First Boston LLC, as Initial Purchasers (incorporated by reference to Exhibit 4.12 to Pliant Corporation’s Registration Statement on Form S-1 (File No. 333-106432)).

4.19*

Form of Exchange and Registration Rights Agreement, dated as of February 17, 2004, among Pliant Corporation, the Note Guarantors party thereto, and J.P. Morgan Securities Inc., Credit Suisse First Boston LLC and Deutsche Bank Securities Inc., as Initial Purchasers.

10.1

Note Warrant Agreement, dated as of May 31, 2000, among Pliant Corporation and The Bank of New York, as Warrant Agent, relating to the 220,000 Note Warrants (incorporated by reference to Exhibit 10.1 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).

10.2

Stockholders’ Agreement, dated as of May 31, 2000, among Pliant Corporation, Chase Domestic Investments, L.L.C. and each of the stockholders and warrantholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.2 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).

10.3

Amendment No. 1 and Waiver, dated as of July 16, 2001, to the Stockholder’s Agreement, dated as of May 31, 2000, among Pliant Corporation, Chase Domestic Investments, L.L.C. and each of the stockholders and warrantholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.3 to Pliant Corporation’s Registration Statement on Form S-1 (File No. 333-65754)).

10.4

Amendment No. 2, dated as of December 19, 2001, to the Stockholder’s Agreement, dated as of May 31, 2000, among Pliant Corporation, Chase Domestic Investments, L.L.C. and each of the stockholders and warrantholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.4 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.5

Amendment No. 3, dated as of March 25, 2003, to the Stockholder’s Agreement, dated as of May 31, 2000, among Pliant Corporation, Chase Domestic Investments, L.L.C. and each of the stockholders and warrantholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.5 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 28, 2003).

10.6

Amendment No. 4, dated as of June 5, 2003, to the Stockholder’s Agreement, dated as of May 31, 2000, among Pliant Corporation, Chase Domestic Investments, L.L.C. and each of the stockholders and warrantholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.6 to Pliant Corporation’s Registration Statement on Form S-1 (File No. 333-106432)).

10.7

Registration Rights Agreement, dated as of May 31, 2000, among Pliant Corporation, Chase Domestic Investments, L.L.C. and each of the stockholders and warrantholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.3 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).

10.8

Amendment No. 1, dated as of June 13, 2000, to the Registration Rights Agreement, dated as of May 31, 2000, among Pliant Corporation, Chase Domestic Investments, L.L.C. and each of the stockholders and warrantholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.4 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).

10.9

Amendment No. 2, dated as of March 25, 2003, to the Registration Rights Agreement, dated as of May 31, 2000, among Pliant Corporation, Chase Domestic Investments, L.L.C. and each of the stockholders and warrantholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.8 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 28, 2003).

10.10

Securities Purchase Agreement, dated as of May 31, 2000, among Pliant Corporation and each of the purchasers of Pliant Corporation’s preferred stock listed on the signature pages thereto (incorporated by reference to Exhibit 10.5 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).

10.11

Amendment No. 1 and Waiver, dated as of July 16, 2001, to the Securities Purchase Agreement dated as of May 31, 2000 among Pliant Corporation, and each of the purchasers of Pliant Corporation’s preferred stock listed on the signature pages thereto (incorporated by reference to Exhibit 10.7 to Pliant Corporation’s Registration Statement on Form S-1 (File No. 333-65754)).

10.12

Warrant Agreement, dated as of May 31, 2000, among Pliant Corporation and Chase Domestic Investments, L.L.C. (incorporated by reference to Exhibit 10.6 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).

10.13

Amendment No. 1, dated as of July 16, 2001, to the Warrant Agreement dated as of May 31, 2000 among Pliant Corporation and the initial warrantholders listed in Schedule I thereto (incorporated by reference to Exhibit 10.9 to Pliant Corporation’s Registration Statement on Form S-1 (File No. 333-65754)).

10.14

Amendment No. 2, dated as of March 25, 2003, to the Warrant Agreement dated as of May 31, 2000 among Pliant Corporation and the initial warrantholders listed in Schedule I thereto (incorporated by reference to Exhibit 10.13 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 28, 2003).

10.15

Securities Purchase Agreement, dated as of July 16, 2001, among Pliant Corporation and the purchasers of Pliant Corporation’s preferred stock listed on the schedules thereto (incorporated by reference to Exhibit 10.10 to Pliant Corporation’s Registration Statement on Form S-1 (File No. 333-65754)).

10.16

Securities Purchase Agreement, dated as of March 25, 2003, among Pliant Corporation and the Purchasers named therein (incorporated by reference to Exhibit 10.15 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 28, 2003).

10.17

Securities Purchase Agreement, dated as of March 25, 2003, between Pliant Corporation and J.P. Morgan Partners (BHCA), L.P. (incorporated by reference to Exhibit 10.16 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 28, 2003).

10.18*	Form of Purchase Agreement, dated as of February 6, 2004, among Pliant Corporation, J. P. Morgan Securities Inc., Credit Suisse First Boston LLC and Deutsche Bank Securities Inc.

10.19*

Form of Credit Agreement, dated as of February 17, 2004, among Pliant Corporation, Uniplast Industries Co., the subsidiary borrowers party thereto, the various lenders party thereto, Credit Suisse First Boston, as Administrative Agent and Documentation Agent, Deutsche Bank Trust Company Americas, as Collateral Agent, General Electric Capital Corporation, as Co-Collateral Agent, and JPMorgan Chase Bank, as Syndication Agent.

10.20*

Form of Consent and Amendment, dated as of March 8, 2004, to the Credit Agreement dated as of February 17, 2004, among Pliant Corporation, Uniplast Industries Co., the subsidiary borrowers party to the Credit Agreement, the financial institutions party to the Credit Agreement as Lenders, Credit Suisse First Boston, as Administrative Agent and Documentation Agent, Deutsche Bank Trust Company Americas, as Collateral Agent, General Electric Capital Corporation, as Co-Collateral Agent, and JPMorgan Chase Bank, as Syndication Agent.

10.21*

Form of Amended and Restated Intercreditor Agreement, dated as of February 17, 2004, among Deutsche Bank Trust Company Americas, as Credit Agent, Wilmington Trust Company, as Second Priority Noteholder Agent and as 2004 Noteholder Agent, and Pliant Corporation.

10.22*

Form of Guarantee Agreement, dated as of February 17, 2004, among Pliant Corporation, Uniplast Industries Co., the subsidiaries guarantors party thereto and Credit Suisse First Boston, as Administrative Agent.

10.23*	Form of Domestic Security Agreement, dated as of February 17, 2004, among Pliant Corporation, the subsidiary guarantors party thereto and Deutsche Bank Trust Company Americas, as Collateral Agent.

10.24*	Form of Canadian Security Agreement, dated as of February 17, 2004, among Uniplast Industries Co., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as Collateral Agent.

10.25*	Form of Domestic Pledge Agreement, dated as of February 17, 2004, among Pliant Corporation, the subsidiary pledgors party thereto and Deutsche Bank Trust Company Americas, as Collateral Agent.

10.26*	Form of Canadian Pledge Agreement, dated as of February 17, 2004, among Uniplast Industries Co., the pledgors party thereto, and Deutsche Bank Trust Company Americas, as Collateral Agent.

10.27*

Form of Indemnity, Subrogation and Contribution Agreement, dated as of February 17, 2004, among Pliant Corporation, Uniplast Industries Co.,  the subsidiary guarantors party thereto and Credit Suisse First Boston, as Administrative Agent.

10.28

Employment Agreement, dated as of May 31, 2000, between Pliant Corporation and Richard P. Durham (incorporated by reference to Exhibit 10.12 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).

10.29

Amendment No. 1, dated as of February 1, 2001, to the Employment Agreement, dated as of May 31, 2000, between Pliant Corporation and Richard P. Durham (incorporated by reference to Exhibit 10.14 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on April 2, 2001).

10.30

Separation Agreement, dated as of June 10, 2002, between Pliant Corporation and Richard P. Durham (incorporated by reference to Exhibit 10.1 to Pliant Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.31

Employment Agreement, dated as of May 31, 2000, between Pliant Corporation and Jack E. Knott (incorporated by reference to Exhibit 10.13 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).

10.32

Employment Agreement, dated as of May 31, 2000, between Pliant Corporation and Scott K. Sorensen (incorporated by reference to Exhibit 10.14 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).

10.33

Letter Agreement, dated as of December 27, 2000, terminating the Employment Agreement, dated as of May 31, 2000, between Pliant Corporation and Scott K. Sorensen (incorporated by reference to Exhibit 10.17 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on April 2, 2001).

10.34

Employment Agreement, dated as of May 31, 2000, between Pliant Corporation and Ronald G. Moffitt (incorporated by reference to Exhibit 10.15 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).

10.35

Letter Agreement, dated as of January 22, 2001, terminating the Employment Agreement, dated as of May 31, 2000, between Pliant Corporation and Ronald G. Moffitt (incorporated by reference to Exhibit 10.19 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on April 2, 2001).

10.36

Employment Agreement, dated as of March 30, 2001, between Pliant Corporation and Brian E. Johnson (incorporated by reference to Exhibit 10.30 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.37

Restricted Stock Agreement, dated as of May 31, 2000, between Pliant Corporation and Richard P. Durham (incorporated by reference to Exhibit 10.16 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).

10.38

Restricted Stock Agreement, dated as of May 31, 2000, between Pliant Corporation and Jack E. Knott (incorporated by reference to Exhibit 10.17 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).

10.39

Restricted Stock Agreement, dated as of May 31, 2000, between Pliant Corporation and Scott K. Sorensen (incorporated by reference to Exhibit 10.18 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).

10.40

Stock Redemption Agreement, dated as of December 27, 2000, between Pliant Corporation and Scott K. Sorensen (incorporated by reference to Exhibit 10.23 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on April 2, 2001).

10.41

Restricted Stock Agreement, dated as of May 31, 2000, between Pliant Corporation and Ronald G. Moffitt (incorporated by reference to Exhibit 10.19 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).

10.42

Stock Redemption Agreement, dated as of February 1, 2001, between Pliant Corporation and Ronald G. Moffitt (incorporated by reference to Exhibit 10.25 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on April 2, 2001).

10.43

Pledge Agreement, dated as of May 31, 2000, in favor of Pliant Corporation made by Richard P. Durham (incorporated by reference to Exhibit 10.20 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).

10.44

Amendment No. 1, dated as of March 1, 2001, to the Pledge Agreement dated as of May 31, 2000, among Pliant Corporation and Richard P. Durham (incorporated by reference to Exhibit 10.35 to Post-Effective Amendment No. 2 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).

10.45

Pledge Agreement, dated as of May 31, 2000, in favor of Pliant Corporation made by Jack E. Knott (incorporated by reference to Exhibit 10.21 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).

10.46

Amendment No. 1, dated as of April 1, 2001, to the Pledge Agreement dated as of May 31, 2000, among Pliant Corporation and Jack E. Knott (incorporated by reference to Exhibit 10.36 to Post-Effective Amendment No. 2 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).

10.47

Pledge Agreement, dated as of May 31, 2000, in favor of Pliant Corporation made by Scott K. Sorensen (incorporated by reference to Exhibit 10.22 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).

10.48

Pledge Agreement, dated as of May 31, 2000, in favor of Pliant Corporation made by Ronald G. Moffitt (incorporated by reference to Exhibit 10.23 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).

10.49	1998 Pliant Corporation Stock Option Plan (incorporated by reference to Exhibit 10.10 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.50

Pliant Corporation Management Incentive Plan for Senior Divisional Management (1999) (incorporated by reference to Exhibit 10.1 to Pliant Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

10.51

Pliant Corporation 2000 Stock Incentive Plan (as amended and restated through April 17, 2002) (incorporated by reference to Exhibit 10.54 to Pliant Corporation’s Annual report on Form 10-K for the year ended December 31, 2002 filed on March 28, 2003).

10.52

Second Amended and Restated Stock Option Agreement, dated as of May 31, 2000 between Pliant Corporation and Jack E. Knott (incorporated by reference to Exhibit 10.27 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).

10.53	Pliant Corporation Management Incentive Plan (2000) (incorporated by reference to Exhibit 10.2 to Pliant Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

10.54	Pliant Corporation Management Incentive Plan (2001) (incorporated by reference to Exhibit 10.48 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.55	Pliant Corporation Management Incentive Plan (2002) (incorporated by reference to Exhibit 10.49 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.56*	Pliant Corporation Management Incentive Plan (2003).

10.57	Pliant Corporation 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Pliant Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.58

Consulting Agreement dated as of August 24, 2003, between Pliant corporation and Edward A. Lapekas (incorporated by reference to Exhibit 10.63 to Post-Effective Amendment No. 1 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-107843).

10.59

Separation Agreement, dated as of September 8, 2003, between Pliant Corporation and Jack E. Knott (incorporated by reference to Exhibit 10.64 to Post-Effective Amendment No. 1 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-107843).

10.60

Separation Agreement, dated as of September 8, 2003, between Pliant Corporation and Elise H. Scroggs (incorporated by reference to Exhibit 10.65 to Post-Effective Amendment No. 1 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-107843).

21.1*	Subsidiaries of Pliant Corporation.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*              Filed with this report.