Form 10-Q
period 2004-03-31
PLIANT CORP
filed 2004-05-14
CIK 1049442

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On May 14, 2004, there were 571,711 outstanding shares of the registrant’s Common Stock.

PLIANT CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2004 AND DECEMBER 31, 2003 (DOLLARS IN THOUSANDS) (UNAUDITED)

	March 31, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,346	$3,308
Receivables, net of allowances of $5,530 and $5,776 respectively	123,209	111,942
Inventories	90,568	95,219
Prepaid expenses and other	3,076	3,809
Income taxes receivable, net	794	1,436
Deferred income taxes	9,362	9,417
Total current assets	230,355	225,131

PLANT AND EQUIPMENT, net	311,394	319,569
GOODWILL	182,158	182,162
INTANGIBLE ASSETS, net	19,227	19,752
OTHER ASSETS	40,283	40,172
TOTAL ASSETS	$783,417	$786,786

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Trade accounts payable	$88,031	$89,800
Accrued liabilities:
Interest payable	18,624	19,775
Customer rebates	5,698	7,924
Other	40,207	35,947
Current portion of long-term debt	412	1,033
Total current liabilities	152,972	154,479
LONG-TERM DEBT, net of current portion	799,905	782,624
OTHER LIABILITIES	28,497	27,493
DEFERRED INCOME TAXES	28,645	27,792
SHARES SUBJECT TO MANDATORY REDEMPTION (Note 9)	202,953	—
Total Liabilities	1,212,972	992,388
Minority Interest	232	291
REDEEMABLE PREFERRED STOCK – 200,000 shares authorized, designated as Series A, no par value, with a redemption and liquidation value of $1,000 per share; 140,973 shares outstanding at December 31, 2003	—	188,223
REDEEMABLE COMMON STOCK – no par value; 60,000 shares authorized; 10,873 shares outstanding as of March 31, 2004 and 29,073 shares outstanding as of December 31, 2003, net of related stockholders’ notes receivable of $1,827 at March 31, 2004 and $4,258 at December 31, 2003	6,645	13,008
STOCKHOLDERS’ DEFICIT:
Common stock – no par value; 10,000,000 shares authorized, 542,638 shares outstanding at March 31, 2004 and December 31, 2003	103,376	103,376
Warrants to purchase common stock	39,133	39,133
Accumulated deficit	(567,811)	(537,052)
Stockholders’ notes receivable	(660)	(660)
Accumulated other comprehensive income (loss)	(10,470)	(11,921)
Total stockholders’ deficit	(436,432)	(407,124)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$783,417	$786,786

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (IN THOUSANDS) (UNAUDITED)

	2004	2003

NET SALES	$244,167	$240,511

COST OF SALES	207,375	197,714

Gross profit	36,792	42,797

OPERATING EXPENSES:
Sales, General and Administrative	20,983	21,316
Research and Development	1,832	1,377
Restructuring and Other Costs	—	6,064

Total operating expenses	22,815	28,757

OPERATING INCOME	13,977	14,040

INTEREST EXPENSE-Current and Long-term debt (note 4, 9)	(34,599)	(19,856)

INTEREST EXPENSE-Dividends and accretion on Redeemable Preferred Stock (note 9)	(8,367)	—
OTHER INCOME(EXPENSE) – Net	(118)	496

INCOME(LOSS) BEFORE INCOME TAXES	(29,107)	(5,320)

INCOME TAX EXPENSE	1,652	2,023

NET LOSS	$(30,759)	$(7,343)

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (IN THOUSANDS) (UNAUDITED)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(30,759)	$(7,343)
Adjustments to reconcile net income (loss) to net cash (used in)/ provided by operating activities:
Depreciation and amortization	11,362	11,156
Amortization of deferred financing costs and accretion of debt discount	12,227	1,408
Deferred dividends and accretion on preferred shares	8,367	—
Deferred income taxes	715	(657)
Provision for losses on accounts receivable	(246)	(479)
Non-cash plant closing costs	—	3,260
Gain or loss on disposal of assets	48	96
Changes in assets and liabilities:
Receivables	(11,132)	(15,417)
Inventories	4,950	(5,744)
Prepaid expenses and other	738	(654)
Income taxes payable/receivable	767	1,141
Other assets	(532)	(259)
Trade accounts payable	(1,812)	4,807
Accrued liabilities	3,157	5,982
Other liabilities	1,005	1,329
Other	(59)	(146)
Net cash (used in) / provided by operating activities	(1,204)	(1,520)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for plant and equipment	(3,114)	(3,622)

Net cash used in investing activities	(3,114)	(3,622)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of preferred stock	—	9,988
Net proceeds from issuance of senior secured discount notes	225,299	—
Payment of financing fees	(8,664)	(2,200)
Repayments/Payments of term debt and revolver	(219,575)	(10,000)
Repayment of Capital Leases and other, net	(470)	(1,783)
Proceeds from revolving debt - net	8,300	11,700

Net cash provided by (used in) financing activities	4,890	7,705

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(534)	281

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	38	2,844

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	3,308	1,635
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$3,346	$4,479

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$20,854	$6,401
Income taxes	819	1,802
Other non-cash disclosure:
Preferred Stock dividends accrued but not paid	$7,922	$6,321

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2004   (IN THOUSANDS) (UNAUDITED)

			Warrants To Purchase Common Stock	Accumulated Deficit	Stockholders’ Notes Receivable	Accumulated Other Comprehensive Income (Loss)	Total
	Common Stock
	Shares	Amount

BALANCE, DECEMBER 31, 2003	543	$103,376	$39,133	$(537,052)	$(660)	$(11,921)	$(407,124)

Net loss				(30,759)			(30,759)
Accumulated fair value change in interest rate derivatives charged to interest expense, net of taxes						2,220	2,220
Foreign currency translation adjustment						(769)	(769)

BALANCE, MARCH 31, 2004	543	$103,376	$39,133	$(567,811)	$(660)	$(10,470)	$(436,432)

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                    BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared, without audit, in accordance with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. The information reflects all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows of Pliant Corporation and its subsidiaries (“Pliant,” the “Company” or “we”) as of the dates and for the periods presented. Results of operations for the period ended March 31, 2004 are not necessarily indicative of results of operations to be expected for the full fiscal year.

Certain information in footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and the Company’s Registration Statement on Form S-4 (File No 333-114608). Certain reclassifications have been made to the condensed consolidated financial statements for the quarter ended March 31, 2003 for comparative purposes.

2.       INVENTORIES

Inventories are valued at the lower of cost (using the first-in, first-out method) or market value. Inventories as of March 31, 2004 and December 31, 2003 consisted of the following (in thousands):

	March 31, 2004	December 31, 2003

Finished goods	$52,908	$55,858
Raw materials	27,741	28,551
Work-in-process	9,919	10,810

Total	$90,568	$95,219

3. RESTRUCTURING AND OTHER COSTS

Restructuring and other costs include plant closing costs (including costs related to relocation of manufacturing equipment), office closing costs and other costs related to workforce reductions.

The following table summarizes restructuring and other costs for the three months ended March 31 (in thousands):

	2004	2003
Plant closing costs:
Severance	$—	$300
Relocation of production lines	—	1,294
Other plant closure costs	—	1,200
	—	2,794
Office closing and workforce reduction costs:
Severance	—	10
Leases	—	3,260
	—	3,270
	$—	$6,064

2003 Accruals:

Plant Closing Costs – During the first quarter of 2003, we continued to incur costs related to the closure of our facilities in Merced, California and Shelbyville, Indiana; production rationalizations in Toronto, Canada; and the relocation of certain lines from our Merced plant and Fort Edward plant to our other facilities.

Office Closing and Workforce Reduction Costs – During the first quarter of 2003, we accrued the present value of future lease payments on two  buildings that we do not currently occupy.  In connection with the 2001 restructuring plan, we vacated and subleased these facilities in 2001.  During the first quarter of 2003, the sublessees defaulted on the subleases.

The following table summarizes the roll-forward of the reserve from December 31, 2003 to March 31, 2004:

			Accruals for the Quarter ended March 31, 2004
			Additional Employees	Severance	Relocated Production Lines	Leases	Other Plant Closure Costs	Total	Payments / Charges
	12/31/2003									3/31/ 04
	# Employees Terminated	Accrual Balance								# Employees Terminated	Accrual Balance
Plant Closing Costs:

Merced	54	$1,235	—	—	—	—	—	$—-	$(115)	54	$1,120
Shelbyville	8	—	—	—	—	—	—	—	—	8	—
Toronto	4	—	—	—	—	—	—	—	—	4	—
Pliant Solutions	148	541	—	—	—	—	—	—	(50)	165	491
Mexico	17	—	—	—	—	—	—	—	—	—	—
Leases	—	2,004	—	—	—	—	—	—	(58)	—	1,946
	231	$3,780	—	—	—	—	—	$—	$(223)	231	$3,557

Office Closing and Workforce Reduction Costs:
Leases	—	$1,129	—	—	—	—	—	$—	$(134)	—	$995
Severance	114	237	—	—	—	—	—	—	(119)	114	118
Singapore	—	152	—	—	—	—	—	—	(4)	—	148
	114	$1,518	—	—	—	—	—	$—	$(257)	114	1,261

TOTAL	345	$5,298	—	—	—	—	—	$—	$(480)	345	$4,818

Plant Closing Costs and Office Closing and Workforce Reduction Costs

 2004 accruals –There were no accruals made in 2004.  The only activity during the quarter related to payments charged to the accrual.

4.       INTEREST  EXPENSE – Current and Long-term debt

Interest expense – current and long-term debt in the statement of operations for the quarters ended March 31, 2004 and 2003 are as follows:

	2004	2003
Interest expense accrued, net	$23,333	18,448
Recurring amortization of financing fees	1,148	1,408
Write-off of previously capitalized financing fees and interest rate derivatives costs(a)	10,118	—

TOTAL	$34,599	$19,856

(a) This write-off resulted from the repayment of the old credit facilities in February 2004, from the net proceeds from the issuance of the senior secured discount notes and borrowings under the new revolving credit facility.

5.       STOCK OPTION PLANS

During the three months ended March 31, 2004, options to purchase 4,365 shares of our common stock were cancelled in connection with employee terminations.

We apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock-based compensation plans as they relate to employees and directors.  We did not have compensation expense related to stock options for the three month periods ended March 31, 2004 and March 31, 2003.  Had the compensation cost for all the outstanding options been determined in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” our net income (loss) for the quarters ended March 31, 2004 and 2003 would have been the following pro forma amounts (in thousands):

	2004	2003

As reported	$(30,759)	$(7,343)
Pro forma stock compensation expense	(200)	(188)
Pro forma	$(30,959)	$(7,531)

5.                    INCOME TAXES

Income tax expense for the three months ended March 31, 2004 was $1.7 million on pretax losses of $29.1 million as compared to $2.0 million on pretax losses of $5.3 million for the same period in 2003. Income tax benefits related to net operating losses in the United States are offset by a valuation allowance as the realization of these tax benefits are not certain. Therefore, the income tax expense in the statements of operations primarily reflects foreign income taxes.

6.                    COMPREHENSIVE INCOME/(LOSS)

Other comprehensive income (loss) for the three months ended March 31, 2004 and 2003 was ($29.3) million and ($7.5) million, respectively. The components of other comprehensive income/(loss) are net income (loss), the change in cumulative unrealized losses on derivatives recorded in accordance with Statement of Financial Accounting Standards No. 133 and foreign currency translation.

7.                    NEW REVOLVING CREDIT FACILITY AND ISSUANCE OF SENIOR SECURED DISCOUNT NOTES DUE 2009

Long-term debt as of March 31, 2004 and December 31, 2003 consists of the following (in thousands):

	March 31, 2004	December 31, 2003
Credit Facilities:
New revolving credit facility	$8,300	$—
Tranche A and B term loans under old credit facilities	—	219,575
Senior secured discount notes at 11 1/8%	228,405	—
Senior secured notes, interest at 11 1/8%	250,000	250,000
Senior subordinated notes, interest at 13.0% (net of unamortized issue discount, premium and discount related to warrants)	312,596	312,402
Obligations under capital leases	809	856
Insurance financing	207	824
Total	800,317	783,657
Less current portion	(412)	(1,033)
Long-term portion	$799,905	$782,624

On February 17, 2004 we repaid the balance outstanding on the existing credit facilities that existed on that date from the proceeds from the issuance of Senior Secured Discount Notes (discussed below) and the New Revolving Credit Facility (discussed below).

New Revolving Credit Facility

On February 17, 2004, we entered into a new revolving credit facility providing up to $100 million (subject to a borrowing base).  The new revolving credit facility includes a $15 million letter of credit sub-facility, with letters of credit reducing availability under the revolving credit facility.

The new revolving credit facility is secured by a first priority security interest in substantially all inventory, receivables, deposit accounts, 100% of capital stock of, or other equity interests in existing and future domestic subsidiaries and foreign subsidiaries that are note guarantors, and 65% of the capital stock of, or other equity interests in existing and future first-tier foreign subsidiaries, investment property and certain other assets of the Company and the note guarantors (the “Second Priority Collateral”).

The new revolving credit facility matures on February 17, 2009.  The Company is subject to periodic reporting of a borrowing base consisting of eligible accounts receivable and eligible inventory.  The interest rates will be at LIBOR plus 2.5% to 2.75% or ABR plus 1.5% - 1.75%.  The commitment fee for the unused portion of the new revolving credit facility is 0.50% per annum.

The borrowings under the new revolving credit facility may be limited to 75% of the lesser of the total commitment at such time and the borrowing base in effect at such time if the fixed coverage ratio defined in the new revolving credit facility is less than or equal to 1.10 to 1.00.  In addition, we were unable to borrow more than $45 million as of March 31, 2004 until we put in place certain deposit control agreements.  These deposit control agreements were put in place in April 2004.

Issuance of 11 1/8% Senior Secured Discount Notes due 2009

On February 17, 2004 we completed the sale of $306 million ($225.3 million of proceeds) principal amount at maturity of 11 1/8% Senior Secured Discount Notes due 2009.  The proceeds of this offering and the borrowing under the new revolving credit facility (discussed above) were used to repay and terminate the credit facilities that existed at December 31, 2003.

The Senior Secured Discount Notes are secured by a first priority security interest in substantially all of our real property, fixtures, equipment, intellectual property and other assets other than the Second-Priority Collateral (the “First-Priority Collateral”).

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

We have four operating segments: Pliant U.S., Pliant Flexible Packaging, Pliant International and Pliant Solutions.   Sales and transfers between our segments are eliminated in consolidation.  We evaluate the performance of our operating segments based on net sales (excluding inter-company sales) and segment profit.  The segment profit reflects income before interest expense, income taxes, depreciation, amortization, restructuring costs and other non-cash charges and net adjustments for certain unusual items.  Our reportable segments are managed separately with separate management teams, because each segment has differing products, customer requirements, technology and marketing strategies.

Segment profit and segment assets as of and for the periods ended March 31, 2004 and 2003 are presented in the following table (in thousands). Certain reclassifications have been made to the prior year amounts to be consistent with the 2004 presentation.

	Pliant U.S.	Pliant Flexible Packaging	Pliant International	Pliant Solutions	Corporate/ Other	Total
2004
Net sales to customers	$154,092	$56,383	$26,431	$7,261	$—	$244,167
Intersegment sales	3,248	572	1,542	107	(5,469)	—
Total net sales	157,340	56,955	27,973	7,368	(5,469)	244,167
Depreciation and amortization	7,155	1,899	1,902	327	79	11,362
Interest expense	—	19	921	5	42,021	42,966
Segment profit	22,998	8,604	1,074	(2,274)	(5,181)	25,221
Segment total assets	459,408	139,594	88,778	17,445	78,192	783,417
Capital expenditures	1,497	143	1,260	35	179	(3,114)

2003
Net sales to customers	$151,929	$51,757	$28,036	$8,789	$—	$240,511
Intersegment sales	3,155	881	2,771	—	(6,807)	—
Total net sales	155,084	52,638	30,807	8,789	(6,807)	240,511
Depreciation and amortization	6,557	1,977	1,739	305	578	11,156
Interest expense	(2)	13	577	5	19,263	19,856
Segment profit	26,761	7,675	2,880	(901)	(4,356)	32,059
Segment total assets	533,907	137,488	99,695	33,860	65,095	870,045
Capital expenditures	1,129	703	1,406	—	384	3,622

A reconciliation of the totals reported for the operating segments to the totals reported in the consolidated financial statements as of and for the three months ended March 31 is as follows (in thousands):

	2004	2003

Profit or Loss
Total segment profit	$25,221	$32,059
Depreciation and amortization	(11,362)	(11,156)
Restructuring and other costs	—	(6,064)
Interest expense	(42,966)	(19,856)

Other expenses and adjustments for non-cash charges and certain adjustments defined by our credit agreement	—	(303)
Income (loss) before taxes	$(29,107)	$(5,320)

Assets
Total assets for reportable segments	$705,225	$804,950
Other unallocated assets	78,192	65,095
Total consolidated assets	$783,417	$870,045

9.   SHARES SUBJECT TO MANDATORY REDEMPTION

The Company adopted Statement of Financial Accounting Standard No. 150 ( “SFAS 150”) Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, effective January 1, 2004. As a result, the Redeemable Preferred Stock of the Company that contains an unconditional mandatory redemption feature was recorded as a liability on the date of adoption at fair market value. Fair market value was determined using the value of the securities on the date of issuance plus accretion of discount from the date of issuance through December 31,2003 and the unpaid dividends at the end of each quarter from the date of issuance through December 31, 2003. In addition, effective January 1, 2004 the dividends and accretion on the preferred shares are included as a part of interest expense in the statement of operations.

In addition, as a result of adopting SFAS 150, the Company’s redeemable common shares that have been put for redemption by the shareholder were recorded as a liability at fair value. The fair value was computed using the agreed upon price of the redemption times the number of shares put by the shareholder. As required by SFAS 150 prior periods were not restated.

The shares subject to mandatory redemption are as follow (in thousands):

	As of January 1, 2004	As of March 31, 2004
Redeemable Preferred Shares 200,000 shares authorized, 140,973 shares outstanding as of March 31, 2004, designated as Series A, no par value with a redemption value of $1,000 per share plus accumulated dividends.	$188,223	$196,591

18,200 Redeemable Common Shares that have been put for redemption by a shareholder, net of a shareholder note of $2,431	6,362	6,362
Total shares subject to mandatory redemption	$194,585	$202,953

The cash settlement at the redemption date (assuming no cash dividends are paid through the redemption date) is  $ 680.6 million for the redeemable preferred shares and $ 6.4 million ( net of the note receivable of $ 2.4 million) for the redeemable common shares that have been put for redemption by the shareholder.

10.             DEFINED BENEFIT PLANS

We sponsor three noncontributory defined benefit pension plans (the “United States Plans”) covering domestic employees with 1,000 or more hours of service. We fund our plans in amounts to fulfill the funding requirements of the Employee Retirement Income Security Act of 1974. Contributions are intended to not only provide for benefits attributed to service to date but also for those expected to be earned in the future. We also sponsor a defined benefit plan in Germany (the “Germany Plan”). For information on the Germany Plan please refer to the Company’s Form 10-K for the year ended December 31,2003.

The consolidated accrued net pension expense for the quarters ended March 31, 2004 and 2003 includes the following components (in thousands):

	2004	2003
United States Plans
Service cost-benefits earned during the period	$1,189	$1,119
Interest cost on projected benefit obligation	1,374	1,289
Expected return on assets	(1,105)	(869)
Other	184	130
Total accrued pension expense	$1,642	$1,669

Employer Contributions (a)
2004 Expected to plan trusts	$7,261

(a)     Disclosed due to the change from Form 10-K for the year ended December 31, 2003 as a result of the minimum funding changes made under the Pension Funding Equity Act.

11.             CONTINGENCIES

Environmental Contingencies  Our operations are subject to extensive environmental laws and regulations concerning emissions to the air, discharges to surface and subsurface waters, and the generation, handling, storage, transportation, treatment, and disposal of waste materials, as adopted by various governmental authorities in the jurisdictions in which we operate. We believe we make every reasonable effort to remain in full compliance with existing governmental laws and regulations concerning the environment.

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

In the fourth quarter of 2003, we accrued $7.2 million for the estimated costs of certain litigation matters. This accrual as of March 31, 2004 was $ 7.1 million.

12.             CONDENSED CONSOLIDATING FINANCIAL  STATEMENTS

The following condensed consolidating financial statements present, in separate columns, financial information for (i) Pliant Corporation (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries (as specified in the Indenture dated May 31, 2000 (the “2000 Indenture”) relating to Pliant Corporation’s $220 million senior subordinated notes due 2010 (the “2000 Notes”), the Indenture dated April 10, 2002 (the “2002 Indenture”) relating to Pliant’s $100 million senior subordinated notes due 2010 (the “2002 Notes”), the Indenture dated May 30, 2003 ( the “ 2003 Indenture”) relating to Pliant’s $ 250 million senior secured notes due 2009 (the “2003 Notes”) and Indenture dated February 17, 2004 ( the “2004 Indenture” and, together with the 2000 Indenture, the 2002 Indenture and the 2003 Indenture, the “Indentures”)  relating to Pliant’s $ 306 million senior secured discount notes due 2009 ( “ 2004 Notes” and, together with the 2000 Notes, the 2002 Notes and the 2003 Notes, the “Notes”) on a combined basis, with any investments in non-guarantor subsidiaries specified in the Indentures recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for Pliant Corporation and its subsidiaries on a consolidated basis, and (v) Pliant Corporation on a consolidated basis, in each case as of March 31, 2004 and December 31, 2003 and for the three months ended March 31, 2004 and 2003.  The Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary and each guarantor subsidiary is wholly owned, directly or indirectly, by Pliant Corporation.  There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to Pliant Corporation except from our Alliant joint venture.  Alliant is a joint venture between us and Supreme Plastics Ltd., a company based in the United Kingdom.  We own a fifty-percent interest in Alliant.  The limited liability company agreement governing the joint venture prohibits distributions to the members of the joint venture before July 27, 2004, other than annual distributions sufficient to pay taxes imposed upon the members as a result of the attribution to the members of income of the joint venture.  The condensed consolidating financial statements are presented herein, rather than separate financial statements for each of the guarantor subsidiaries, because management believes that separate financial statements relating to the guarantor subsidiaries are not material to investors.

In 2004, one of our subsidiaries in Canada, Uniplast Industries Co. became a guarantor subsidiary. As a result, all periods presented include Uniplast Industries Co. as a guarantor subsidiary.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2004 (IN THOUSANDS) (UNAUDITED)

	Pliant Corporation (Parent Only)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated Pliant Corporation

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$227	$3,119	$—	$3,346
Receivables – net	89,103	16,270	17,836	—	123,209
Inventories	61,315	16,809	12,444	—	90,568
Prepaid expenses and other	2,058	390	628		3,076
Income taxes receivable	217	262	315	—	794
Deferred income taxes	10,366	(1,505)	501	—	9,362
Total current assets	163,059	32,453	34,843	—	230,355
PLANT AND EQUIPMENT – Net	246,878	23,750	40,766	—	311,394
INTANGIBLE ASSETS – Net	173,975	26,098	1,312	—	201,385
INVESTMENT IN SUBSIDIARIES	(4,520)	(1,062)	1,062	4,520	—
OTHER ASSETS	36,278	—	4,005	—	40,283
TOTAL ASSETS	$615,670	$81,239	$81,988	$4,520	783,417

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term debt	$412	$—	$—	$—	$412
Trade accounts payable	67,871	7,928	12,232	—	88,031
Accrued liabilities	54,678	5,018	4,833	—	64,529
Due to (from) affiliates	(128,685)	80,747	47,938	—	—
Total current liabilities	(5,724)	93,693	65,003	—	152,972
LONG-TERM DEBT – Net of current portion	799,905	—	—	—	799,905
OTHER LIABILITIES	25,791	—	2,706	—	28,497
DEFERRED INCOME TAXES	22,532	2,539	3,574	—	28,645
SHARES SUBJECT TO MANDATORY REDEMPTION	202,953	—	—	—	202,953
Total Liabilities	1,045,457	96,232	71,283	—	1,212,972
MINORITY INTEREST	—	—	232	—	232
REDEEMABLE COMMON STOCK	6,645	—	—	—	6,645
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock	103,376	—	9,650	(9,650)	103,376
Additional paid-in capital	—	14,020	19,652	(33,672)	—
Warrants	39,133	—	—	—	39,133
Retained earnings accumulated (deficit)	(567,811)	(29,032)	(12,240)	41,272	(567,811)
Stockholders’ note receivable	(660)	—	—	—	(660)
Accumulated other comprehensive loss	(10,470)	19	(6,589)	6,570	(10,470)
Total stockholders’ equity (deficit)	(436,432)	(14,993)	10,473	4,520	(436,432)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$615,670	$81,239	$81,988	$4,520	$783,417

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2003 (IN THOUSANDS) (UNAUDITED)

	Pliant Corporation Parent Only	Combined Guarantors	Combined Non-Guarantors	Eliminations	Consolidated Pliant Corporation
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$1,192	$2,116	$—	$3,308
Receivables	79,685	14,071	18,186	—	111,942
Inventories	63,954	19,567	11,698	—	95,219
Prepaid expenses and other	2,626	460	723	—	3,809
Income taxes receivable	167	806	463	—	1,436
Deferred income taxes	10,934	(1,521)	4	—	9,417
Total current assets	157,366	34,575	33,190	—	225,131
PLANT AND EQUIPMENT, Net	253,601	24,576	41,392	—	319,569
GOODWILL	182,162	—	—	—	182,162
INTANGIBLE ASSETS, Net	19,752	—	—	—	19,752
INVESTMENT IN SUBSIDIARIES	(916)	(1,062)	1,062	916	—
OTHER ASSETS	36,125	—	4,047	—	40,172
TOTAL ASSETS	$648,090	$58,089	$79,691	$916	$786,786

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:

Trade accounts payable	$66,839	$8,520	$14,441	$—	$89,800
Accrued liabilities	53,714	4,790	5,142	—	63,646
Current portion of long-term debt	1,033	—	—	—	1,033
Due to (from) affiliates	(72,692)	56,423	16,269	—
Total current liabilities	48,894	69,733	35,852	—	154,479
LONG-TERM DEBT, Net of current portion	758,461	—	24,163	—	782,624
OTHER LIABILITIES	24,952	—	2,541	—	27,493
DEFERRED INCOME TAXES	21,676	2,502	3,614	—	27,792
Total liabilities	853,983	72,235	66,170	—	992,388
MINORITY INTEREST	—	—	291	—	291
REDEEMABLE STOCK:
Preferred stock	188,223	—	—	—	188,223
Common stock	13,008	—	—	—	13,008
Total redeemable stock	201,231	—	—	—	201,231
STOCKHOLDERS’ (DEFICIT):
Common stock	103,376	14,020	29,302	(43,322)	103,376
Warrants to purchase common stock	39,133	—	—	—	39,133
Retained earnings (deficit)	(537,052)	(28,155)	(9,845)	38,000	(537,052)
Stockholders’ notes receivable	(660)	—	—	—	(660)
Accumulated other comprehensive loss	(11,921)	(11)	(6,227)	6,238	(11,921)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(407,124)	(14,146)	13,230	916	(407,124)
Total liabilities and stockholders’ (deficit)	$648,090	$58,089	$79,691	$916	$786,786

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING INCOME STATEMENT

FOR THE THREE MONTHS ENDED MARCH 31, 2004 (IN THOUSANDS) (UNAUDITED)

	Pliant Corporation (Parent Only)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated Pliant Corporation

SALES , Net	$194,065	$27,345	$28,226	$(5,469)	$244,167
COST OF SALES	160,059	25,942	26,843	(5,469)	207,375

GROSS PROFIT	34,006	1,403	1,383	—	36,792
OPERATING EXPENSES	19,034	1,364	2,417	—	22,815

OPERATING INCOME	14,972	39	(1,034)	—	13,977
INTEREST EXPENSE	(42,025)	(163)	(778)	—	(42,966)
EQUITY IN EARNINGS OF SUBSIDIARIES	(3,272)	—	—	3,272	—
OTHER INCOME (EXPENSE), Net	(305)	26	161	—	(118)

NET INCOME (LOSS) BEFORE INCOME TAXES	(30,630)	(98)	(1,651)	3,272	(29,107)
INCOME TAX PROVISION	129	779	744	—	1,652
NET INOME (LOSS)	$(30,759)	$(877)	$(2,395)	$3,272	$(30,759)

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING INCOME STATEMENT

FOR THE THREE MONTHS ENDED MARCH 31, 2003 (IN THOUSANDS) (UNAUDITED)

	Pliant Corporation (Parent Only)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated Pliant Corporation

SALES , Net	$190,855	$29,394	$27,069	$(6,807)	$240,511
COST OF SALES	155,514	25,249	23,758	(6,807)	197,714
GROSS PROFIT	35,341	4,145	3,311	—	42,797
OPERATING EXPENSES	23,561	2,284	2,912	—	28,757

OPERATING INCOME	11,780	1,861	399	—	14,040
INTEREST EXPENSE	(19,269)	(143)	(444)	—	(19,856)
EQUITY IN EARNINGS OF SUBSIDIARIES	1,063	—	—	(1,063)	—
OTHER INCOME (EXPENSE), Net	(129)	(52)	677	—	496

INCOME (LOSS) BEFORE INCOME TAXES	(6,555)	1,666	632	(1,063)	(5,320)
INCOME TAX PROVISION (BENEFIT)	788	555	680	—	2,023
NET INCOME (LOSS)	$(7,343)	$1, 111	$(48)	$(1,063)	$(7,343)

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 (IN THOUSANDS) (UNAUDITED)

	Pliant Corporation (Parent Only)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated Pliant Corporation

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(27,096)	$(439)	$26,331	$—	$(1,204)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for plant and equipment	(1,705)	(63)	(1,346)	—	(3,114)
Net cash used in investing activities	(1,705)	(63)	(1,346)	—	(3,114)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of senior secured discount notes	225,299				225,299
Payment of financing fees	(8,664)				(8,664)
Repayment of term debt and revolver	(195,412)	—	(24,163)	—	(219,575)
Repayment of capital leases and other, net	(470)	—	—	—	(470)
Proceeds from revolving debt, net	8,300	—	—	—	8,300
Net cash used in financing activities	29,053	—	(24,163)	—	4,890

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(252)	(50)	(232)	—	(534)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(552)	590	—	38

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	—	552	2,756	—	3,308

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$—	$—	$3,346	$—	$3,346

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 (IN THOUSANDS) (UNAUDITED)

	Pliant Corporation (Parent Only)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated Pliant Corporation

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(4,225)	$3,730	$(1,025)	$—	$(1,520)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for plant and equipment	(1,333)	(2,289)	—	—	(3,622)
Net cash used in investing activities	(1,333)	(2,289)	—	—	(3,622)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of preferred stock	9,988	—	—	—	9,988
Payment of financing fees	(2,200)	—	—	—	(2,200)
Principal payments on long-term debt, net	546	—	(629)	—	(83)
Net cash used in financing activities	8,334	—	(629)	—	7,705

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	430	(1,142)	993	—	281

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,206	299	(661)	—	2,844

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	—	(21)	1,656	—	1,635

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$3,206	$278	$995	$—	$4,479

ITEM 2.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 10-K”) and our Registration Statement on Form S-4 (file No. 333-114608). This section contains certain forward-looking statements within the meaning of federal securities laws that involve risks and uncertainties, including statements regarding our plans, objectives, goals, strategies and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under “Cautionary Statement for Forward-Looking Information” below and elsewhere in this report.

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

Results of Operations

The following table sets forth net sales, operating expenses, and operating income, and such amounts as a percentage of net sales, for the three months ended March 31, 2004 and 2003 (dollars in millions).

	Three Months Ended March 31,
	2004		2003
	$	% of Sales	$	% of Sales

Net sales	$244.2	100.0%	$240.5	100.0%
Cost of sales	207.4	84.9	197.7	82.2
Gross profit	36.8	15.1	42.8	17.8
Operating expenses before restructuring and other costs	22.8	9.4	22.7	9.5
Restructuring and other costs	—	—	6.1	2.5
Total operating expenses	22.8	9.4	28.8	12.0
Operating income	$14.0	5.7%	$14.0	5.8%

Three Months Ended March 31, 2004 Compared with the Three Months Ended March 31, 2003

Net Sales

Net sales increased by $3.7 million, or 1.5%, to $244.2 million for the first quarter of 2004 from $240.5 million for the three months ended March 31, 2003. The increase was primarily due to a 3.9% increase in our average selling price resulting primarily from the pass through of increases in our raw material prices partially offset by a 2.2% decrease in sales volume.  See “Operating Segment Review” below for a detailed discussion of sales volumes and selling prices by segment and division.

Gross Profit

Gross profit decreased by $6.0 million, or 14%, to $36.8 million for the first quarter of 2004, from $42.8 million for the three months ended March 31, 2003. This decrease was primarily due to the effect of lower sales volumes. See “Operating Segment Review” below for a detailed discussion of the margin variances by segment.

Total Operating Expenses before Restructuring and Other Costs

Total operating expenses before restructuring and other costs increased $0.1 million, to $22.8 million for the first quarter of 2004 from $22.7 million for the first quarter of 2003.

Restructuring and Other Costs

Restructuring and other costs decreased by $6.1 million since there were no restructuring expenses incurred in the first quarter of 2004.

Operating Income

Operating income remained at $14.0 million for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003, due to the factors discussed above.

Interest Expense

Interest expense on current and long-term debt increased by $14.7 million, or 73.9%, to $34.6 million for the three months ended March 31, 2004 from $19.9 million for the three months ended March 31, 2003. This increase was principally due to the higher interest costs resulting from the issuance of an additional $250 million of senior secured notes in May 2003 and the additional $ 225.3 million of senior secured discount notes in February 2004. The proceeds from the issuance of these notes were used to repay bank debt that carried a lower interest rate. In addition, the first quarter 2004 interest expense included a charge for the write-off of previously capitalized financing fees and losses related to interest rate derivatives totaling $ 10.1 million.

Interest expense on preferred stock reflects the dividends and accretion on the redeemable preferred stock of the Company that is classified as interest expense after adoption of SFAS 150, effective January 1, 2004.

Other Income(Expense)

Other expense was $0.1 million for the three months ended March 31, 2004, as compared to other income of $ 0.5 million for the three months ended March 31, 2003. The other income for the three months ended March 31, 2003 included primarily net proceeds from the realization of certain insurance policies.

Income Tax Expense (Benefit)

Income tax expense for the three months ended March 31, 2004 was $1.7 million on pretax losses of $29.1 million as compared to $2.0 million on pretax losses of $5.3 million for the same period in 2003. Income tax benefits related to net operating losses in the United States were offset by a valuation allowance as the realization of these tax benefits is not certain. Therefore, the income tax expense in the statements of operations primarily reflect foreign income taxes.

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

We have  four reporting segments: Pliant U.S., Pliant Flexible Packaging, Pliant International and Pliant Solutions.

Summary of segment information (in millions of dollars):

	Pliant U.S.	Pliant Flexible Packaging	Pliant International	Pliant Solutions	Unallocated Corporate Expenses	Total
Quarter ended March 31, 2004
Net sales	$154.1	$56.4	$26.4	$7.3	$—	$244.2
Segment profit (loss)	$23.0	$8.6	$1.1	$(2.3)	$(5.2)	$25.2

Quarter ended March 31, 2003
Net sales	$151.9	$51.8	$28.0	$8.8	$—	$240.5
Segment profit (loss)	$26.8	$7.7	$2.9	$(0.9)	$(4.4)	$32.1

Three Months Ended March 31, 2004 Compared with the Three Months Ended March 31, 2003

Pliant U.S.

Net sales.  The net sales of our Pliant U.S. segment increased $2.2 million, or 1.4%, to $154.1 million for the first quarter of 2004 from $151.9 million for the first quarter of 2003.  This increase was primarily due to an increase in our average selling prices of 3.3 cents per pound or 3.6% partially offset by a 2.1% decrease in sales volumes. The decrease in sales volumes is discussed for each Pliant U.S. division below. The increase in our average selling prices was principally due to the increase in raw material prices that were partially passed on to our customers.

Net sales in our Industrial Films division increased $0.8 million, or 1.6%, to $48.2 million for the first quarter of 2004 from $47.4 million for the first quarter of 2003.  This increase was principally due to an increase in our average selling prices of 6.6 cents per pound or 8.5% partially offset by a decrease in sales volumes of 3.9 million pounds, or 6.4%. The decrease in sales volume was primarily the result of the effects of down-gauging resulting from the introduction of new generation products, some customer rationalization and the timing of large shipments.  Net sales in our Specialty Films division increased $0.8 million, or 1.8%, to $48.9 million for the first quarter of 2004 from $48.1 million for the first quarter of 2003.  This increase was principally due to an increase in our sales volume of 1.1 million pounds, partially offset by a decrease in our average selling prices of 0.7 cents per pound, or 0.7%. The increase in sales volume was primarily the result of higher sales from our personal care business.  Net sales in our Converter Films division increased $0.6 million, or 1.0%, to $57.0 million for the first quarter of 2004 from $56.4 million for the first quarter of 2003.  This increase was principally due to an increase in our average selling prices of 2.0 cents per pound or 2.0% partially offset by the effect of lower sales volumes which decreased 1.0%.

Segment profit.  The Pliant U.S. segment profit decreased $ 3.8 million to $23.0 million for the first quarter of 2004 as compared to $26.8 million for the first quarter of 2003 principally due to the decreases in sales volumes discussed above and lower gross margins. The decrease in gross margins was principally due to the fact that the higher selling prices discussed above were not sufficient to offset the increase in raw material prices, principally in the specialty and converter divisions.

Pliant Flexible Packaging

Net sales. The net sales of our Pliant Flexible Packaging segment increased $4.6 million, or 8.9%, to $56.4 million for the first quarter of 2004 from $51.8 million for the first quarter of 2003.  This increase was principally due to an increase in our sales volumes of 2.0 million pounds, or 5.6%, and an increase in our average selling prices of 4.7 cents per pound, or 3.2%.  The sales volume increased principally due to additional sales to existing customers and sales from our new ten color press in Langley.

Segment profit.  The Pliant Flexible Packaging segment profit increased $0.9 million to $8.6 million for the first quarter of 2004 from $7.7 million for the first quarter of 2003.  This increase in segment profit was primarily due to an increase in gross margins and the effect of higher sales volumes discussed above partially offset by the effect of higher conversion costs. The increase in gross margins was principally due to the fact that selling prices increased at a rate higher than the increase in raw material prices in the first quarter of 2004. In addition, there is a delay in implementing price increases and decreases in this segment due to contracts with certain customers. Therefore, the margins for this quarter benefited from substantial increases in raw material prices in prior quarters.

Pliant International

Net sales. The net sales of our Pliant International segment decreased $1.6 million, or 5.7%, to $26.4 million for the first quarter of 2004 from $28.0 million for the first quarter of 2003.  This decrease was principally due to a 11.5% decrease in our sales volume, partially offset by an increase in our average selling prices of 6.2 cents per pound, or 6.5%.  Among other factors, our sales volumes were adversely affected by a reduction in sales at our plant in Mexico due to the loss of certain customers and products as a result of operating issues discussed below.

Segment profit.  The Pliant International segment profit decreased $1.8 million to $1.1 million for the first quarter of 2004 from $2.9 million for the first quarter of 2003.  The decrease was due principally to the operating losses in our plant in Mexico. Our plant in Mexico was affected by operating issues and the resulting loss of customers and products. Management changes have been made at this location and increases in sales volume and improved operating results are expected.

Pliant Solutions

Net sales. The net sales of our Pliant Solutions segment decreased $1.5 million, or 17.0%, to $7.3 million for the first quarter of 2004 from $8.8 million for the first quarter of 2003.  This decrease was principally due to a 11.9% decrease in our sales volume and a decrease in our average selling prices of 15.4 cents per pound, or 6.2%.  The decrease in sales volume was primarily due to several promotional programs in the first quarter of 2003 that were not repeated by our customers in the first quarter of 2004 and a reduction in sales to a major customer due to the closing of several stores. Average selling prices decreased due to a change in the sales mix.

Segment profit.  The Pliant Solutions segment profit decreased $1.4 million, to a loss of $(2.3) million for the first quarter of 2004 from a loss of $(0.9) million for the first quarter of 2003.  The decrease was due principally to the decrease in sales volumes and a decrease in gross margins due to a change in the sales mix.

Unallocated Corporate Expenses

Unallocated corporate expenses increased $0.8 million to $5.2 million for the first quarter of 2004 as compared to $ 4.4 million for the first quarter of 2003. The increase was principally due to an adjustment for $0.4 million related to employee benefits for an acquisition made in prior years, increase in legal fees and increases in labor costs.

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

All of the term debt and revolver under the credit facilities that existed at December 31, 2003 had been at variable rates of interest, so payment of the term loans with the proceeds of our 11 1/8% Senior Secured Discount Notes and borrowings under our new revolving credit facility substantially reduced our exposure to interest rate risk. Although our new $100 million revolving credit facility is at a variable rate of interest, there are substantially fewer financial covenants than our credit facilities that existed at December 31, 2003, which will substantially reduce our exposure to covenant default risk. While the effective interest rate on the Senior Secured Discount Notes is higher than the term loans retired from the proceeds of the February 2004 offering, we will realize greater short-term liquidity and flexibility in our debt structure resulting from the elimination of a number of the financial and other covenants in our then existing credit facilities and the deferral of cash interest on the Senior Secured Discount Notes during the period in which they accrete.

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

New Revolving Credit Facility

On February 17, 2004, we paid off and terminated our then existing credit facilities and entered into a new revolving credit facility providing up to $100.0 million (subject to a borrowing base).  The new revolving credit facility includes a $15.0 million letter of credit sub-facility, with letters of credit reducing availability under our revolving credit facility.

The new revolving credit facility is secured by a first-priority security interest in substantially all inventory, receivables, deposit accounts, 100% of capital stock of, or other equity interests in existing and future domestic subsidiaries and foreign subsidiaries that are guarantors of the Senior Secured Discount Notes, and 65% of the capital stock of, or other equity interests in existing and future first-tier foreign subsidiaries, investment property and certain other assets of the Company and the note guarantors (the “Second-Priority Collateral”), and a second-priority security interest in our real property, fixtures, equipment, intellectual property and other assets (the “First-Priority Collateral”).

The new revolving credit facility matures on February 17, 2009.  The Company is subject to periodic reporting of a borrowing base consisting of eligible accounts receivable and eligible inventory.  The interest rates will be at LIBOR plus 2.5% to 2.75 % or ABR plus 1.5% - 1.75%.

The borrowings under the new revolving credit facility may be limited at any given time to 75% of the lesser of the total commitment at such time and the borrowing base in effect at such time if the fixed coverage ratio defined in the new revolving credit facility is less than or equal to 1.10 to 1.00.

Issuance of 11 1/8% Senior Secured Discount Notes due 2009

On February 17, 2004 we completed the sale of $306.0 million principal amount at maturity (gross proceeds of $225.3 million) of 11 1/8% Senior Secured Discount Notes due 2009.  The proceeds of the offering and borrowings under the new revolving credit facility (discussed above) were used to repay and terminate the credit facilities that existed at December 31, 2003.

The Senior Secured Discount Notes are secured by a first-priority security interest in the First-Priority Collateral and a second-priority security interest in the Second-Priority Collateral.  The Senior Secured Discount Notes are guaranteed by our existing and future domestic restricted subsidiaries and certain foreign subsidiaries.

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

Preferred stock

We have approximately $196.6 million of Series A Cumulative Exchangeable Redeemable Preferred Stock outstanding. The Series A preferred stock accrues dividends at the rate of 14% per annum; however, our board of directors has never declared or paid any dividends on the Series A preferred stock. Unpaid dividends accumulate and are added to the liquidation amount of the Series A preferred stock. After May 31, 2005 the annual dividend rate increases to 16% unless we pay dividends in cash. The dividend rate also increases to 16% if we fail to comply with certain of our obligations or upon certain events of bankruptcy. The Series A preferred stock is mandatorily redeemable on May 31, 2011.

Net Cash Used in Operating Activities

Net cash used in operating activities was $1.2 million for the three months ended March 31, 2004, a decrease of $0.3 million, as compared to net cash used in operating activities of $1.5 million for the same period in 2003.  This decrease was largely due to changes in working capital items.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased $0.5 million to $3.1 million for the three months ended March 31, 2004, from $3.6 million for the three months ended March 31, 2003.  These cash outflows were for capital expenditures for maintenance projects.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $4.9 million for the three months ended March 31, 2004, as compared to net cash provided by financing activities of $7.7 million for the three months ended March 31, 2003. The activity for the first quarter of 2004 includes the net proceeds from the issuance of senior secured discount notes for $225.3 million net of financing fees paid of $ 8.7 million and the repayment of the old credit facilities of $ 219.6 million. In addition we borrowed $ 8.3 million net of repayments under the new credit facility for operations and paid $0.5 million for capital leases.  The transactions in the first quarter of 2003 included the issuance of $ 10 million of redeemable preferred shares, net of issue costs, repayment of term debt and a part of the revolving debt under the old credit facility and borrowings under the revolving debt under the old credit facility for operations.

Liquidity

As of March 31, 2004, we had approximately $77.4 million of working capital.  We were unable to borrow more than $45.0 million under our new revolving credit facility as of March 31, 2004 until we put in place certain deposit control agreements.  These deposit control agreements were put in place in April 2004.  If these deposit control agreements had been in place as of March 31, 2004, subject to the next sentence, we would have had on a pro forma basis approximately $80.3 million available for borrowings under our new $100.0 million revolving credit facility, with outstanding borrowings of approximately $ 8.3 million and approximately $6.1 million of letters of credit issued under our revolving credit facility. The borrowings under the new revolving credit facility may be limited at any given time to 75% of the lesser of the total commitment at such time and the borrowing base in effect at such time if the fixed coverage ratio defined in the new revolving credit facility is less than or equal to 1.10 to 1.00.  Our outstanding borrowings under our revolving credit facility fluctuate significantly during each quarter as a result of the timing of payments for raw materials, capital and interest, as well as the timing of customer collections.

As of March 31, 2004, we had approximately $3.3 million in cash and cash equivalents.  A portion of this amount was held by our foreign subsidiaries.  Repatriation tax rates may limit our ability to access cash and cash equivalents generated by our foreign operations for use in our U.S. operations, including to pay principal and interest on outstanding borrowings.

We expect that our total capital expenditures will be approximately $20-$30 million in each of 2004 and 2005.  These expenditures will consist primarily of ongoing maintenance capital expenditures and limited capacity additions.

Our revolving credit facility and the indentures relating to our outstanding notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell our assets and engage in certain other activities.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. These risks include, but are not limited to: general economic and business conditions, particularly an economic downturn; industry trends; increases in our leverage; interest rate increases; changes in our ownership structure; raw material costs and availability, particularly resin; competition; the loss of any of our significant customers; changes in the demand for our products; new technologies; changes in distribution channels or competitive conditions in the markets or countries in which we operate; costs of integrating any future acquisitions; loss of our intellectual property rights; foreign currency fluctuations and devaluations and political instability in our foreign markets; changes in our business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; and increases in the cost of compliance with laws and regulations, including environmental laws and regulations. Each of these risks and certain other uncertainties are discussed in more detail in the 2003 Form 10-K and in our Registration Statement on Form S-4 (file no. 333-114608), as amended, filed with the Securities and Exchange Commission. There may be other factors, including those discussed elsewhere in this report that may cause our actual results to differ materially from the forward-looking statements.  Any forward-looking statements should be considered in light of these factors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to resin price risks that arise in the normal course of business.  Significant increases in the price of resins could adversely affect our operating margins, results of operations and ability to service our indebtedness.

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There were no material developments during the quarter ended March 31, 2004 in the litigation described in Note 11 to the Consolidated Condensed Financial Statements contained in Item 1 of this report.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On February 17, 2004, we issued $306 million in principal amount at maturity of our 11 1/8% Senior Secured Discount Notes due 2009.  The Senior Secured Discount Notes are secured by a first-priority security interest in the First-Priority Collateral and a second-priority security interest in the Second-Priority Collateral.  Due to the issuance of the Senior Secured Discount Notes, the right of payment of the holders of our 11 1/8% Senior Secured Notes due 2009 is effectively subordinated to the first-priority security interest of the Senior Secured Discount Notes in the First-Priority Collateral, to the extent of the value of that collateral.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company received a waiver from the holders of its credit facilities in existence as of December 31, 2003 with respect to certain covenant defaults by the Company under those credit facilities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  The following exhibits are filed with this report.

31.1                           Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                           Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                           Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                           Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                  Reports on Form 8-K

We filed / furnished a Current Report on Form 8-K, dated January 29, 2004, under Items 5, 7 and 9 of such form, announcing our intention to offer the Senior Secured Discount Notes, terminate our then existing credit facilities and enter into a new revolving credit facility.  The information included in Item 9 of this Current Report was furnished and shall not be deemed to be filed.

We furnished a Current Report on Form 8-K, dated January 30, 2004, under Items 7 and 9 of such form, estimating the financial outlook for 2004.  The information included in Item 9 of this Current Report was furnished and shall not be deemed to be filed.

We filed a Current Report on Form 8-K, dated February 17, 2004, under Items 5 and 7 of such form, announcing the completion of the sale of our Senior Secured Discount Notes and the execution of our $100 million new revolving credit facility.

We furnished a Current Report on Form 8-K, dated March 25, 2004, under Items 9 and 12 of such form, reporting the scheduling of our earnings conference call and to provide certain information required by Regulation G.  The information included in Items 9 and 12 of this Current Report was furnished and shall not be deemed to be filed.

We furnished a Current Report on Form 8-K, dated March 26, 2004, under Item 9 of such form, announcing the Company’s position for growth in 2004 and beyond as stated in a letter from Harold Bevis, President and Chief Executive Officer of Pliant, to our customers, investors and employees.  The information included in Item 9 of this Current Report was furnished and shall not be deemed to be filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLIANT CORPORATION

/s/ BRIAN E. JOHNSON
BRIAN E. JOHNSON
Executive Vice President and
Chief Financial Officer
(Authorized Signatory and
Principal Financial and Accounting Officer)

Date:	May 14, 2004

INDEX TO EXHIBITS

Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.