Form 10-Q
period 2004-06-30
PLIANT CORP
filed 2004-08-05
CIK 1049442

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

(MARK ONE)

 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR

 |_| TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(D)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |_| No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On August 4, 2004, there were 571,711 outstanding shares of the registrant's Common Stock.

================================================================================

                       PLIANT CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS

        CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30,               3
           2004 AND DECEMBER 31, 2003

        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR                4
           THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR                5
           THE SIX MONTHS  ENDED JUNE 30, 2004 AND 2003

        CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS'                  6
           DEFICIT FOR THE SIX MONTHS ENDED JUNE 30, 2004

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS               7

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF                        22
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK     32

    ITEM 4. CONTROLS AND PROCEDURES                                        32

PART II. OTHER INFORMATION                                                 33

    ITEM 1. LEGAL PROCEEDINGS                                              33

    ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND                     33
       ISSUER PURCHASES OF EQUITY SECURITIES

    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                               33

    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            33

    ITEM 5. OTHER INFORMATION                                              33

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                               33

--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PLIANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2004 AND DECEMBER 31, 2003 (DOLLARS IN THOUSANDS) (UNAUDITED)


                                                                                        JUNE 30, 2004        DECEMBER 31, 2003
                                                                                      -------------------  ----------------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                        $            3,684   $               3,308
     Receivables, net of allowances of $5,317 and $5,776 respectively                            127,292                 111,942
     Inventories                                                                                  89,149                  95,219
     Prepaid expenses and other                                                                    3,919                   3,809
     Income taxes receivable, net                                                                     --                   1,436
     Deferred income taxes                                                                         7,901                   9,417
                                                                                      -------------------  ----------------------
          Total current assets                                                                   231,945                 225,131

PLANT AND EQUIPMENT, net                                                                         305,748                 319,569
GOODWILL                                                                                         182,150                 182,162
INTANGIBLE ASSETS, net                                                                            18,386                  19,752
OTHER ASSETS                                                                                      39,094                  40,172
                                                                                      -------------------  ----------------------
TOTAL ASSETS                                                                          $          777,323   $             786,786
                                                                                      ===================  ======================

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
     Trade accounts payable                                                           $           94,047   $              89,800
     Accrued liabilities:
        Interest payable                                                                          14,095                  19,775
        Customer rebates                                                                           6,793                   7,924
        Other                                                                                     34,965                  35,947
     Current portion of long-term debt                                                               201                   1,033
                                                                                      -------------------  ----------------------
          Total current liabilities                                                              150,101                 154,479
LONG-TERM DEBT, net of current portion                                                           813,969                 782,624
OTHER LIABILITIES                                                                                 26,696                  27,493
DEFERRED INCOME TAXES                                                                             26,644                  27,792
SHARES SUBJECT TO MANDATORY REDEMPTION (Note 10)                                                 211,618                      --
                                                                                      -------------------  ----------------------
          Total Liabilities                                                                    1,229,028                 992,388
                                                                                      -------------------  ----------------------
MINORITY INTEREST                                                                                    198                     291
                                                                                      -------------------  ----------------------
REDEEMABLE PREFERRED STOCK - 200,000 shares authorized, designated as Series A, no par value, with a redemption and liquidation value of $1,000 per share; 140,973
   shares outstanding at December 31, 2003                                                            --                 188,223
                                                                                      -------------------  ----------------------
REDEEMABLE COMMON STOCK - no par value; 60,000 shares authorized; 10,873 shares outstanding as of June 30, 2004 and 29,073 shares outstanding as of December 31,
   2003, net of related stockholders' notes receivable of  $1,827 at June 30, 2004
   and $4,258 at December 31, 2003                                                                 6,645                  13,008
                                                                                      -------------------  ----------------------
STOCKHOLDERS' DEFICIT:
     Common stock - no par value; 10,000,000 shares authorized, 542,638  shares
        outstanding at June 30, 2004 and December 31, 2003                                       103,376                 103,376
     Warrants to purchase common stock                                                            39,133                  39,133
     Accumulated deficit                                                                        (589,180)               (537,052)
     Stockholders' notes receivable                                                                 (660)                   (660)
     Accumulated other comprehensive income (loss)                                               (11,217)                (11,921)
                                                                                      -------------------  ----------------------
          Total stockholders' deficit                                                           (458,548)               (407,124)
                                                                                      -------------------  ----------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                           $          777,323   $             786,786
                                                                                      ===================  ======================


See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (IN THOUSANDS) (UNAUDITED)


                                                                              THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                                   JUNE 30,                   JUNE 30,
                                                                          ------------------------------------------------------
                                                                                  2004        2003          2004          2003

NET SALES                                                                     $  242,696  $  226,573    $  486,863   $  467,084

COST OF SALES                                                                    207,145     190,332       414,520      388,046
                                                                          ------------------------------------------------------

     Gross profit                                                                 35,551      36,241        72,343       79,038

OPERATING EXPENSES:
     Sales, General and Administrative                                            21,632      22,257        42,615       43,573
     Research and Development                                                      1,432       1,380         3,264        2,757
     Restructuring and Other Costs                                                    --       2,543            --        8,607
                                                                          ------------------------------------------------------

          Total operating expenses                                                23,064      26,180        45,879       54,937
                                                                          ------------------------------------------------------

OPERATING INCOME                                                                  12,487      10,061        26,464       24,101

INTEREST EXPENSE-Current and Long-term debt (note 4, 8)                          (24,569)    (27,382)      (59,168)     (47,238)

INTEREST EXPENSE-Dividends and accretion on Redeemable Preferred Stock
   (note 10)                                                                      (8,666)          --      (17,033)           --
OTHER INCOME(EXPENSE) - Net                                                           87       1,263           (31)       1,759
                                                                          ------------------------------------------------------

INCOME(LOSS) BEFORE INCOME TAXES                                                 (20,661)    (16,058)      (49,768)     (21,378)

INCOME TAX EXPENSE (BENEFIT)                                                         708       2,843         2,360        4,866
                                                                          ------------------------------------------------------
NET INCOME(LOSS)                                                               $ (21,369)  $ (18,901)    $ (52,128)   $ (26,244)
                                                                          ======================================================


See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (IN THOUSANDS) (UNAUDITED)


                                                                                                     2004               2003
                                                                                              ----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  income (loss)                                                                            $    (52,128)      $    (26,244)
   Adjustments to reconcile net income (loss) to net cash (used in)/ provided by operating activities:
        Depreciation and amortization                                                                  21,892             24,538
        Amortization of deferred financing costs and accretion of debt discount                        19,599              7,648
        Deferred dividends and accretion on preferred shares                                           17,033                 --
        Deferred income taxes                                                                             820              1,041
        Provision for losses on accounts receivable                                                       487                331
        Non-cash plant closing costs                                                                       --              3,260
        Gain or loss on disposal of assets                                                                (11)               148
        Changes in assets and liabilities:
          Receivables                                                                                 (16,518)           (11,060)
          Inventories                                                                                   5,732            (12,032)
          Prepaid expenses and other                                                                     (123)               133
          Income taxes payable/receivable                                                               1,773              1,112
          Other assets                                                                                    649             (1,697)
          Trade accounts payable                                                                        4,752            (13,072)
          Accrued liabilities                                                                          (5,132)            (8,894)
          Other liabilities                                                                              (601)             1,811
          Other                                                                                           (93)              (192)
                                                                                              ----------------  -----------------
             Net cash (used in) / provided by operating activities                                     (1,869)           (33,169)
                                                                                              ----------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures for plant and equipment                                                       (11,132)           (10,722)
                                                                                              ----------------  -----------------

             Net cash used in investing activities                                                    (11,132)           (10,722)
                                                                                              ----------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of preferred stock                                                           --              9,532
   Net proceeds from issuance of senior secured discount notes                                        225,299                 --
   Proceeds from issuance of senior subordinated debt                                                      --            250,000
   Payment of financing fees                                                                           (9,327)            (9,734)
   Repayments/Payments of term debt and revolver                                                     (219,575)          (252,028)
   Repayment of capital leases and other, net                                                          (1,077)                --
   Proceeds from revolving debt - net                                                                  16,000             48,206
                                                                                              ----------------  -----------------

             Net cash provided by (used in) / financing activities                                     11,320             45,976
                                                                                              ----------------  -----------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                            2,057              1,397
                                                                                              ----------------  -----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                      376              3,482

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD                                                      3,308              1,635
                                                                                              ----------------  -----------------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD                                                     $      3,684       $      5,117
                                                                                              ================  =================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid (received) during the period for:
        Interest                                                                                 $     43,170       $     36,902
        Income taxes                                                                                    2,090              2,841
   Other non-cash disclosure:
        Preferred Stock dividends accrued but not paid                                           $     16,112       $     12,864

See notes to condensed consolidated financial statements.




PLIANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2004   (IN THOUSANDS) (UNAUDITED)


                                                                                                     ACCUMULATED
                        COMMON STOCK          WARRANTS                             STOCKHOLDERS'        OTHER
                     --------------------    TO PURCHASE        ACCUMULATED            NOTES        COMPREHENSIVE
                      SHARES    AMOUNT      COMMON STOCK          DEFICIT           RECEIVABLE      INCOME (LOSS)      TOTAL
                     --------- ---------- ------------------ ------------------  ------------------ --------------- ------------

BALANCE,
   DECEMBER 31,
   2003                 543    $ 103,376      $   39,133         $ (537,052)         $    (660)       $  (11,921)    $ (407,124)

Net loss                                                            (52,128)                                            (52,128)
Accumulated fair
   value change in
   interest rate
   derivatives
   charged to
   interest expense,
   net of taxes                                                                                            2,220          2,220
Foreign currency
   translation
   adjustment                                                                                             (1,516)        (1,516)
                     --------- ---------- ------------------ ------------------  ------------------ --------------- ------------

BALANCE, JUNE 30,
   2004                 543    $ 103,376      $   39,133         $ (589,180)         $    (660)       $  (11,217)    $ (458,548)
                     ========= ========== ================== ==================  ================== =============== ============


See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared, without audit, in accordance with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. The information reflects all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows of Pliant Corporation and its subsidiaries ("Pliant," the "Company" or "we") as of the dates and for the periods presented. Results of operations for the periods ended June 30, 2004 are not necessarily indicative of results of operations to be expected for the full fiscal year.

     Certain information in footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and the Company's Registration Statement on Form S-4, as amended (File No 333-114608) filed on April 20, 2004. Certain reclassifications have been made to the condensed consolidated financial statements for the periods ended June 30, 2003 for comparative purposes.

2.   INVENTORIES

     Inventories are valued at the lower of cost (using the first-in, first-out method) or market value. Inventories as of June 30, 2004 and December 31, 2003 consisted of the following (in thousands):

                                     JUNE 30, 2004       DECEMBER 31, 2003
                                  --------------------  ---------------------

           Finished goods           $        51,760       $       55,858
           Raw materials                     26,968               28,551
           Work-in-process                   10,421               10,810
                                  --------------------  ---------------------

           Total                    $        89,149       $       95,219
                                  ====================  =====================

3.   RESTRUCTURING AND OTHER COSTS

     Restructuring and other costs include plant closing costs (including costs related to relocation of manufacturing equipment), office closing costs and other costs related to workforce reductions.

     The following table summarizes restructuring and other costs for the three and six months ended June 30 (in thousands):


                                                                            THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                                 JUNE 30,                     JUNE 30,
                                                                      -----------------------------------------------------------
                                                                           2004            2003         2004           2003
                                                                      --------------- --------------------------- ---------------
                  PLANT CLOSING COSTS:
                     Severance                                           $      --       $  (192)      $    --       $     108
                     Relocation of production lines                             --           962            --           2,256
                     Other plant closure costs                                  --         1,226            --           4,329
                                                                      ------------- --------------------------- ---------------
                                                                                --         1,996            --           6,693
                                                                      ------------- --------------------------- ---------------
                  OFFICE CLOSING AND WORKFORCE REDUCTION COSTS:
                     Severance                                                  --           547            --             557
                     Leases                                                     --            --            --           1,357
                                                                      ------------- --------------------------- ---------------
                                                                                --           547            --           1,914
                                                                      ------------- --------------------------- ---------------
                                                                         $      --       $ 2,543      $     --       $   8,607
                                                                      =============== =========================== ===============



     2003 ACCRUALS:

     PLANT CLOSING COSTS - During the first half of 2003, we continued to incur costs related to the closure of our facilities in Merced, California and Shelbyville, Indiana; production rationalizations in Toronto, Canada; and the relocation of certain lines from our Merced plant and Fort Edward plant to our other facilities.

     OFFICE CLOSING AND WORKFORCE REDUCTION COSTS - During the first half of 2003, we accrued the present value of future lease payments on two buildings that we do not currently occupy. In connection with the 2001 restructuring plan, we vacated and subleased these facilities in 2001. During the first quarter of 2003, the sub-lessees defaulted on the subleases.

     The following table summarizes the roll-forward of the reserve from December 31, 2003 to June 30, 2004:


                 ACCRUALS FOR THE SIX MONTHS ENDED JUNE 30, 2004
            --------------------------------------------------------


                              12/31/2003                                                                             6/30/ 04
                       --------------------                                         OTHER                     -------------------
                                                                RELOCATED           PLANT
                       # EMPLOYEES ACCRUAL ADDITIONAL           PRODUCTION         CLOSURE          PAYMENTS/ # EMPLOYEES ACCRUAL
                        TERMINATED BALANCE EMPLOYEES  SEVERANCE   LINES    LEASES   COSTS    TOTAL   CHARGES   TERMINATED BALANCE
                       ----------- ------- ---------- --------- ---------- ------ --------- ------- --------- ----------- -------
PLANT CLOSING COSTS:

Merced                      54     $ 1,235      --         --        --       --       --    $ --    $ (170)        54    $ 1,065
Shelbyville                  8         --       --         --        --       --       --      --       --           8        --
Toronto                      4         --       --         --        --       --       --      --       --           4        --
Pliant Solutions           148         541      --         --        --       --       --      --      (112)       165        429
Mexico                      17         --       --         --        --       --       --      --       --         --         --
Leases                     --        2,004      --         --        --       --       --      --      (175)       --       1,829
                       ------------------------------ ---------------------------------------------------------------------------
                           231     $ 3,780      --         --        --       --       --    $ --    $ (457)       231    $ 3,323
                       ------------------------------ ---------------------------------------------------------------------------

OFFICE CLOSING AND
   WORKFORCE REDUCTION
   COSTS:
Leases                     --      $ 1,129      --         --        --       --       --    $ --    $ (298)       --     $   831
Severance                  114         237      --         --        --       --       --      --      (153)       114         84
Singapore                  --          152      --         --        --       --       --      --       (23)       --         129
                       ----------------------------------------------------------------------------------------------------------
                           114     $ 1,518      --         --        --       --       --    $ --    $ (474)       114      1,044
                       ----------------------------------------------------------------------------------------------------------

        TOTAL              345     $ 5,298      --         --        --       --       --    $ --    $ (931)       345    $ 4,367
                       ============================== ===========================================================================


     PLANT CLOSING COSTS AND OFFICE CLOSING AND WORKFORCE REDUCTION COSTS

     2004 ACCRUALS -There were no accruals made in 2004. The only activity during the six months related to payments charged to the accrual.

4.   INTEREST EXPENSE - CURRENT AND LONG-TERM DEBT

Interest expense - current and long-term debt in the statement of operations for the three and six months ended June 30, 2004 and 2003 are as follows:


                                                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                               JUNE 30,                       JUNE 30,
                                                                     ----------------------------- ------------------------------
                                                                           2004           2003            2004            2003
                                                                     -------------- -------------- --------------- --------------
Interest expense accrued, net                                          $   23,488     $   20,796      $   46,821      $  39,244
Recurring amortization of financing fees                                    1,081          1,292           2,229          2,700
Write-off of previously capitalized financing fees and interest rate
   derivatives costs(a)                                                       --           5,294          10,118          5,294
                                                                     -------------- -------------- --------------- --------------

TOTAL                                                                  $   24,569     $   27,382      $   59,168      $  47,238
                                                                     ============== ============== =============== ==============
Cash interest payments                                                 $   22,316     $   30,501      $   43,170      $  36,902
                                                                     ============== ============== =============== ==============


-------------
(a) This write-off resulted from the repayment of the old credit facilities in February 2004, from the net proceeds from the issuance of the senior secured discount notes and borrowings under our revolving credit facility. In May 2003, a portion of the financing fees capitalized in connection with our then existing credit facilities was written off in connection with the amendment to these agreements.


5.   STOCK OPTION PLANS

     During the three and six months ended March 31, 2004 and June 30, 2004, options to purchase 4,365 and 8,815 shares respectively of our common stock were cancelled in connection with employee terminations.

     We apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock-based compensation plans as they relate to employees and directors. We did not have compensation expense related to stock options for the three and six month periods ended June 30, 2004 and June 30, 2003. Had the compensation cost for all the outstanding options been determined in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," our net income (loss) for the three and six month periods ended June 30, 2004 and 2003 would have been the following pro forma amounts (in thousands):


                                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                              JUNE 30,                      JUNE 30,
                                                                     ---------------------------- -----------------------------
                                                                         2004           2003           2004          2003
                                                                     -------------- ------------- -----------------------------

                  As reported                                          $ (21,369)     $ (18,901)     $ (52,128)    $ (26,244)
                  Pro forma stock compensation expense                      (200)          (188)          (400)         (376)
                                                                     -------------- ------------- -----------------------------
                  Pro forma                                            $ (21,569)     $ (19,089)     $ (52,528)    $ (26,620)
                                                                     ============== ============= =============================


6.   INCOME TAXES

     For the three months ended June 30, 2004, income tax expense was $0.7 million on pretax losses of $20.7 million as compared to income tax expense of $2.8 million on pretax loss of $16.0 million for the three months ended June 30, 2003. For the six months ended June 30, 2004, income tax expense was $2.4 million on pretax loss of $49.8 million compared to income tax expense of $4.9 million on pretax loss of $21.4 million for the six months ended June 30, 2003. Income tax benefits related to net operating losses in the United States are offset by a valuation allowance as the realization of these tax benefits are not certain. Therefore, the income tax expense in the statements of operations primarily reflects foreign income taxes.

7.   COMPREHENSIVE INCOME/(LOSS)

     Other comprehensive income (loss) for the three months ended June 30, 2004 and 2003 was ($22.1) million and ($14.1) million, respectively. Other comprehensive income (loss) for the six months ended June 30, 2004 and 2003 was ($51.4) million and ($21.6) million, respectively. The components of other comprehensive income (loss) are net income (loss), the change in cumulative unrealized losses on derivatives recorded in accordance with Statement of Financial Accounting Standards No. 133 and foreign currency translation.

8. REVOLVING CREDIT FACILITY AND ISSUANCE OF SENIOR SECURED DISCOUNT NOTES DUE 2009

     Long-term debt as of June 30, 2004 and December 31, 2003 consists of the following (in thousands):

                                                                                                JUNE 30,         DECEMBER 31,
                                                                                                  2004               2003
                                                                                            ----------------  -----------------
Credit Facilities:
Revolving credit facility                                                                     $    16,000       $       --
Tranche A and B term loans under old credit facilities                                                --            219,575
Senior secured discount notes at 11 1/8%, net of unamortized issue discount                       234,617               --
Senior secured notes, interest at 11 1/8%                                                         250,000           250,000
Senior subordinated notes, interest at 13.0% (net of unamortized issue discount,
   premium and discount related to warrants)                                                      312,795           312,402
Obligations under capital leases                                                                      758               856
Insurance financing                                                                                   --                824
                                                                                            ----------------  -----------------
Total                                                                                             814,170           783,657
Less current portion                                                                                 (201)           (1,033)
                                                                                            ----------------  -----------------
Long-term portion                                                                             $   813,969       $   782,624
                                                                                            ================  =================



On February 17, 2004 we repaid the balance outstanding on the credit facilities that existed on that date from the proceeds from the issuance of Senior Secured Discount Notes (discussed below) and the revolving credit facility (discussed below).

REVOLVING CREDIT FACILITY

     On February 17, 2004, we entered into a revolving credit facility providing up to $100 million (subject to a borrowing base). The revolving credit facility includes a $15 million letter of credit sub-facility, with letters of credit reducing availability under the revolving credit facility.

     The revolving credit facility is secured by a first priority security interest in substantially all inventory, receivables, deposit accounts, 100% of capital stock of, or other equity interests in existing and future domestic subsidiaries and foreign subsidiaries that are note guarantors, and 65% of the capital stock of, or other equity interests in existing and future first-tier foreign subsidiaries, investment property and certain other assets of the Company and the note guarantors (the "Second Priority Collateral") and a second-priority security interest in our real property, fixtures, equipment, intellectual property and other assets ("First Priority Collateral").

     The revolving credit facility matures on February 17, 2009. The Company is subject to periodic reporting of a borrowing base consisting of eligible accounts receivable and eligible inventory. The interest rates are at LIBOR plus 2.5% to 2.75% or ABR plus 1.5% - 1.75%. The commitment fee for the unused portion of the revolving credit facility is 0.50% per annum.

     The borrowings under the revolving credit facility may be limited to 75% of the lesser of the total commitment at such time and the borrowing base in effect at such time if the fixed coverage ratio defined in the revolving credit facility is less than or equal to 1.10 to 1.00.

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

     The Senior Secured Discount Notes are secured by a first priority security interest in the First-Priority Collateral and a second-priority security interest in the Second-Priority Collateral.

     Unless we elect to pay cash interest as described below, and except under certain limited circumstances, the notes will accrete from the date of issuance at the rate of 11 1/8% until December 15, 2006, compounded semiannually on each June 15 and December 15, commencing June 15, 2004, to an aggregate principal amount of $1,000 per note ($306.0 million in the aggregate assuming no redemption or other repayments). Commencing on December 15, 2006, interest on the notes will accrue at the rate of 11 1/8% per annum and will be payable in cash semiannually on June 15 and December 15, commencing on June 15, 2007.

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


9.   OPERATING SEGMENTS

     Operating segments are components of our business for which separate financial information is available and evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing performance. This information is reported on the basis that is used internally for evaluating segment performance.

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

     Segment profit and segment assets as of and for the periods ended June 30, 2004 and 2003 are presented in the following table (in thousands). Certain reclassifications have been made to the prior year amounts to be consistent with the 2004 presentation.


                                                          PLIANT
                                           PLIANT        FLEXIBLE        PLIANT         PLIANT        CORPORATE/
                                            U.S.         PACKAGING    INTERNATIONAL    SOLUTIONS        OTHER           TOTAL
                                       -------------- --------------- -------------- -------------- -------------- --------------
THREE MONTHS ENDED JUNE 30, 2004
   Net sales to customers               $    149,930    $     58,330    $    26,925    $     7,511    $       --     $   242,696
   Intersegment sales                          3,496             708          3,096             --         (7,300)           --
                                       -------------- --------------- -------------- -------------- -------------- --------------
      Total net sales                        153,426          59,038         30,021          7,511         (7,300)       242,696
   Depreciation and amortization               5,984           1,899          1,946            335            366         10,530
   Interest expense                               (1)             (6)         1,303              1         31,938         33,235
   Segment profit                             21,524           7,367          2,147         (2,591)        (5,343)        23,104
   Capital expenditures                        3,474             329          3,617            187            426          8,033
THREE MONTHS ENDED JUNE 30, 2003
   Net sales to customers               $    136,609    $     53,566    $    27,655    $     8,743    $       --     $   226,573
   Intersegment sales                          3,083           1,121          4,584             --         (8,788)           --
                                       -------------- --------------- -------------- -------------- -------------- --------------
     Total net sales                         139,692          54,687         32,239          8,743         (8,788)       226,573
   Depreciation and amortization               7,960           2,010          1,810            416          1,186         13,382
   Interest expense                               (3)             19            638              6         26,722         27,382
   Segment profit                             21,851           7,740          3,446           (744)        (5,242)        27,051
   Capital expenditures                        2,371           3,439            883             --            407          7,100




                                                          PLIANT
                                           PLIANT        FLEXIBLE        PLIANT         PLIANT        CORPORATE/
                                            U.S.         PACKAGING    INTERNATIONAL    SOLUTIONS        OTHER           TOTAL
                                       -------------- --------------- -------------- -------------- -------------- --------------
SIX MONTHS ENDED JUNE 30, 2004
   Net sales to customers               $    304,020    $    114,714    $    53,357    $    14,772    $        (0)   $   486,863
   Intersegment sales                          6,745           1,280          4,637            107        (12,769)            --
                                       --------------  -------------- -------------- -------------- -------------- --------------
     Total net sales                         310,765         115,994         57,994         14,879        (12,769)       486,863
   Depreciation and amortization              13,139           3,798          3,848            663            444         21,892
   Interest expense                               (4)             12          2,227              6         73,960         76,201
   Segment profit                             44,522          15,971          3,201         (4,865)       (10,504)        48,325
   Segment total assets                      463,718         136,153         80,952         16,862         79,638        777,323
   Capital expenditures                        4,971             473          4,877            222            589         11,132
SIX MONTHS ENDED JUNE 30, 2003
   Net sales to customers               $    288,541    $    105,323    $    55,691    $    17,529    $       --     $   467,084
   Intersegment sales                          6,239           2,002          7,355            --         (15,596)           --
                                       --------------  -------------- -------------- -------------- -------------- --------------
     Total net sales                         294,780         107,325         63,046         17,529        (15,596)       467,084
   Depreciation and amortization              14,517           3,987          3,549            721          1,764         24,538
   Interest expense                               (5)             32          1,215             11         45,985         47,238
   Segment profit                             48,612          15,415          6,326         (1,645)        (9,598)        59,110
   Segment total assets                      503,805         156,104        104,237         36,852         69,337        870,335
   Capital expenditures                        3,499           4,143          2,288            --             792         10,722



A reconciliation of the totals reported for the operating segments to the totals reported in the consolidated financial statements as of and for the three and six months ended June 30 is as follows (in thousands):


                                                                  THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                       JUNE 30,                            JUNE 30,
                                                          ----------------- -- --------------   -------------- -- --------------
                                                                2004               2003             2004              2003
                                                          -----------------    --------------   --------------    --------------
PROFIT OR LOSS
Total segment profit                                        $  23,104            $   27,051       $   48,325        $   59,110
Depreciation and amortization                                 (10,530)              (13,382)         (21,892)          (24,538)
Restructuring and other costs                                     --                 (2,543)             --             (8,607)
Interest expense                                              (33,235)              (27,382)         (76,201)          (47,238)

Other expenses and adjustments for non-cash charges and
 certain adjustments defined by our credit agreement              --                                     --               (105)
                                                                                        198
                                                          -----------------    --------------   --------------    --------------
Income (loss) before taxes                                  $ (20,661)           $  (16,058)      $  (49,768)       $  (21,378)
                                                          =================    ==============   ==============    ==============

ASSETS
Total assets for reportable segments                                                                 697,685           800,998
Other unallocated assets                                                                              79,638            69,337
                                                                                                ---------------   ---------------
Total consolidated assets                                                                          $ 777,323      $    870,335
                                                                                                ===============   ===============


10.  SHARES SUBJECT TO MANDATORY REDEMPTION

     The Company adopted Statement of Financial Accounting Standard No. 150 ( "SFAS 150"), ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY, effective January 1, 2004. As a result, the redeemable preferred stock of the Company that contains an unconditional mandatory redemption feature was recorded as a liability on the date of adoption at fair market value. Fair market value was determined using the value of the securities on the date of issuance plus accretion of discount from the date of issuance through December 31, 2003 and the unpaid dividends at the end of each quarter from the date of issuance through December 31, 2003. In addition, effective January 1, 2004, the dividends and accretion on the preferred shares are included as a part of interest expense in the statement of operations.

In addition, as a result of adopting SFAS 150, the Company's redeemable common shares that have been put for redemption by the shareholder were recorded as a liability at fair value. The fair value was computed using the agreed upon price of the redemption times the number of shares put by the shareholder. As required by SFAS 150 prior periods were not restated.

The shares subject to mandatory redemption are as follow (in thousands):


                                                                                     AS OF JANUARY 1,    AS OF JUNE 30,
                                                                                           2004               2004
                                                                                     -----------------  -----------------
  Redeemable Preferred Shares 200,000 shares authorized, 140,973 shares outstanding as of June 30, 2004, designated as Series A, no par value with a redemption value of $1,000 per share plus accumulated dividends.
                                                                                        $188,223            $205,256


  18,200 Redeemable Common Shares that have been put for redemption by a
     shareholder, net of a shareholder note of $2,431                                      6,362               6,362
                                                                                     -----------------  -----------------
  Total shares subject to mandatory redemption                                          $194,585            $211,618
                                                                                     =================  =================



The cash settlement at the redemption date (assuming no cash dividends are paid through the redemption date) is $ 680.6 million for the redeemable preferred shares and $ 6.4 million (net of the note receivable of $ 2.4 million) for the redeemable common shares that have been put for redemption by the shareholder.

11.  DEFINED BENEFIT PLANS

     The Company sponsors three noncontributory defined benefit pension plans (the "United States Plans") covering domestic employees with 1,000 or more hours of service. The Company funds these in accordance with the funding requirements of the Employee Retirement Income Security Act of 1974. Contributions are intended to not only provide for benefits attributed to service to date but also for those expected to be earned in the future. We also sponsor a defined benefit plan in Germany (the "Germany Plan"). For information on the Germany Plan please refer to the Company's Form 10-K for the year ended December 31, 2003.

     In the second quarter of 2004, the Company redesigned its retirement programs which led to the curtailment and "freeze" of the pension plan for U.S. salaried employees effective June 30, 2004. As a result, a curtailment benefit of $1.6 million was recognized as income during the quarter ended June 30, 2004.

     The consolidated accrued net pension expense for the three and six months ended June 30, 2004 and 2003 includes the following components (in thousands):


                                                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                          JUNE 30,                          JUNE 30,
                                                                   2004              2003             2004            2003
                                                             ----------------- --------------------------------------------------
UNITED STATES PLANS
Service cost-benefits earned during the period                 $      1,189       $    1,119       $    2,378      $    2,238
Interest cost on projected benefit obligation                         1,374            1,289            2,748           2,578
Expected return on assets                                            (1,105)            (869)          (2,210)         (1,738)
Curtailment (gain) loss                                              (1,563)             --            (1,563)             --
Other                                                                   184              130              368             260
                                                             ----------------- --------------------------------------------------
Total accrued pension expense                                  $         79       $    1,669       $    1,721      $    3,338


EMPLOYER CONTRIBUTIONS (A)
2004 Expected to plan trusts                                   $      7,261

-------------
(a) Disclosed due to the change from Form 10-K for the year ended December 31, 2003 as a result of the minimum funding changes made under the Pension Funding Equity Act.

12.  CONTINGENCIES

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

     LITIGATION On June 14, 2004, the Company settled the complaint filed against us by S.C. Johnson & Sons, Inc and S.C. Johnson Home Storage filed in U.S. District Court for the District of Michigan, Northern Division (Case No. 01-CV-10343-BC) for $6.0 million plus legal fees which was within management's estimated costs of $7.2 million accrued in the fourth quarter of 2003.

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

13.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     The following condensed consolidating financial statements present, in separate columns, financial information for (i) Pliant Corporation (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries (as specified in the Indenture dated May 31, 2000 (the "2000 Indenture") relating to Pliant Corporation's $220 million senior subordinated notes due 2010 (the "2000 Notes"), the Indenture dated April 10, 2002 (the "2002 Indenture") relating to Pliant's $100 million senior subordinated notes due 2010 (the "2002 Notes"), the Indenture dated May 30, 2003 ( the " 2003 Indenture") relating to Pliant's $ 250 million senior secured notes due 2009 (the "2003 Notes") and Indenture dated February 17, 2004 ( the "2004 Indenture" and, together with the 2000 Indenture, the 2002 Indenture and the 2003 Indenture, the "Indentures") relating to Pliant's $ 306 million senior secured discount notes due 2009 ( " 2004 Notes" and, together with the 2000 Notes, the 2002 Notes and the 2003 Notes, the "Notes") on a combined basis, with any investments in non-guarantor subsidiaries specified in the Indentures recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for Pliant Corporation and its subsidiaries on a consolidated basis, and (v) Pliant Corporation on a consolidated basis, in each case as of June 30, 2004 and December 31, 2003 and for the six months ended June 30, 2004 and 2003. The Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary and each guarantor subsidiary is wholly owned, directly or indirectly, by Pliant Corporation. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to Pliant Corporation except from our Alliant joint venture. Alliant is a joint venture between us and Supreme Plastics Ltd., a company based in the United Kingdom. We own a fifty-percent interest in Alliant. The limited liability company agreement governing the joint venture prohibits distributions to the members of the joint venture before July 27, 2004, other than annual distributions sufficient to pay taxes imposed upon the members as a result of the attribution to the members of income of the joint venture. The condensed consolidating financial statements are presented herein, rather than separate financial statements for each of the guarantor subsidiaries, because management believes that separate financial statements relating to the guarantor subsidiaries are not material to investors.

     In 2004, one of our subsidiaries in Canada, Uniplast Industries Co. became a guarantor subsidiary. As a result, all periods presented include Uniplast Industries Co. as a guarantor subsidiary.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2004 (IN THOUSANDS) (UNAUDITED)


                                                PLIANT          COMBINED         COMBINED                        CONSOLIDATED
                                             CORPORATION       GUARANTOR       NON-GUARANTOR                        PLIANT
                                            (PARENT ONLY)     SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS      CORPORATION
                                            ---------------  ---------------  ---------------- ---------------- ----------------

ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                $           --   $          584   $         3,100  $            --  $         3,684
   Receivables - net                                91,907           16,956            18,429               --          127,292
   Inventories                                      61,975           15,109            12,065               --           89,149
   Prepaid expenses and other                        1,441              533             1,945               --            3,919
   Income taxes receivable                              --             (132)              132               --               --
   Deferred income taxes                             9,849           (1,524)             (424)              --            7,901
                                            ---------------  ---------------  ---------------- ---------------- ----------------
     Total current  assets                         165,172           31,526            35,247               --          231,945
PLANT AND EQUIPMENT - Net                          243,707           22,727            39,314               --          305,748
INTANGIBLE ASSETS - Net                            173,603           25,632             1,301               --          200,536
INVESTMENT IN SUBSIDIARIES                          (5,468)          (1,062)            1,062            5,468               --
OTHER ASSETS                                        35,542               --             3,552               --           39,094
                                            ---------------  ---------------  ---------------- ---------------- ----------------
TOTAL ASSETS                                $      612,556   $       78,823   $        80,476  $         5,468  $       777,323
                                            ===============  ===============  ================ ================ ================

LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)
CURRENT LIABILITIES:
   Current portion of long-term debt        $          201   $           --   $            --  $            --  $           201
   Trade accounts payable                           75,219            7,921            10,907                            94,047
   Accrued liabilities                              46,003            5,279             4,571               --           55,853
   Due to (from) affiliates                       (129,701)          79,662            50,039               --               --
                                            ---------------  ---------------  ---------------- ---------------- ----------------
     Total current liabilities                      (8,278)          92,862            65,517                           150,101
LONG-TERM DEBT - Net of current portion            813,969                                 --               --          813,969
OTHER LIABILITIES                                   24,135               --             2,561               --           26,696
DEFERRED INCOME TAXES                               23,015            1,209             2,420               --           26,644
SHARES SUBJECT TO MANDATORY REDEMPTION             211,618               --                --               --          211,618
                                            ---------------  ---------------  ---------------- ---------------- ----------------
        Total Liabilities                        1,064,459           94,071            70,498                         1,229,028
                                            ---------------  ---------------  ---------------- ---------------- ----------------
MINORITY INTEREST                                       --               --               198               --              198
REDEEMABLE COMMON STOCK                              6,645               --                --               --            6,645
STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock                                    103,376               --                --               --          103,376
   Additional paid-in capital                                        14,020            29,302          (43,322)              --
   Warrants                                         39,133               --                --               --           39,133
   Retained earnings accumulated (deficit)        (589,180)         (29,369)          (12,611)          41,980         (589,180)
   Stockholders' note receivable                     (660)               --                --               --             (660)
   Accumulated other comprehensive loss            (11,217)             101            (6,911)           6,810          (11,217)
                                            ---------------  ---------------  ---------------- ---------------- ----------------
     Total stockholders' equity (deficit)         (458,548)         (15,248)            9,780            5,468         (458,548)
                                            ---------------  ---------------  ---------------- ---------------- ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                $      612,556   $       78,823   $        80,476  $         5,468  $       777,323
                                            ===============  ===============  ================ ================ ================

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2003 (IN THOUSANDS) (UNAUDITED)


                                               PLIANT          COMBINED         COMBINED                        CONSOLIDATED
                                            CORPORATION       GUARANTOR       NON-GUARANTOR                        PLIANT
                                           (PARENT ONLY)     SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS      CORPORATION
                                           ---------------  ---------------  ---------------- ---------------- ----------------
                   ASSETS
CURRENT ASSETS:
   Cash and cash equivalents               $           --   $         1,192  $         2,116  $            --  $         3,308
   Receivables - net                               79,685            14,071           18,186               --          111,942
   Inventories                                     63,954            19,567           11,698               --           95,219
   Prepaid expenses and other                       2,626               460              723               --            3,809
   Income taxes receivable                            167               806              463               --            1,436
   Deferred income taxes                           10,934            (1,521)               4               --            9,417
                                           ---------------  ---------------- ---------------- ---------------- ----------------
     Total current assets                         157,366            34,575           33,190               --          225,131
PLANT AND EQUIPMENT, Net                          253,601            24,576           41,392               --          319,569
GOODWILL                                          182,162                --               --               --          182,162
INTANGIBLE ASSETS, Net                             19,752                --               --               --           19,752
INVESTMENT IN SUBSIDIARIES                           (916)           (1,062)           1,062              916               --
OTHER ASSETS                                       36,125                --            4,047               --           40,172
                                           ---------------  ---------------- ---------------- ---------------- ----------------
   TOTAL ASSETS                            $      648,090   $        58,089  $        79,691  $           916  $       786,786
                                           ===============  ================ ================ ================ ================

LIABILITIES AND STOCKHOLDERS'  EQUITY
   (DEFICIT)
CURRENT LIABILITIES:

   Trade accounts payable                  $       66,839   $         8,520  $        14,441  $            --  $        89,800
   Accrued liabilities                             53,714             4,790            5,142               --           63,646
   Current portion of long-term debt                1,033                --               --               --            1,033
   Due to (from) affiliates                       (72,692)           56,423           16,269               --               --
                                           ---------------  ---------------- ---------------- ---------------- ----------------
     Total current liabilities                     48,894            69,733           35,852               --          154,479
LONG-TERM DEBT, Net of current portion            758,461                --           24,163               --          782,624
OTHER LIABILITIES                                  24,952                --            2,541               --           27,493
DEFERRED INCOME TAXES                              21,676             2,502            3,614               --           27,792
                                           ---------------  ---------------- ---------------- ---------------- ----------------
     Total liabilities                            853,983            72,235           66,170               --          992,388
                                           ---------------  ---------------- ---------------- ---------------- ----------------
MINORITY INTEREST                                      --                --              291               --              291
REDEEMABLE STOCK:
   Preferred stock                                188,223                --               --               --          188,223
   Common stock                                    13,008                --               --               --           13,008
                                           ---------------  ---------------- ---------------- ---------------- ----------------
     Total redeemable stock                       201,231                --               --               --          201,231
                                           ---------------  ---------------- ---------------- ---------------- ----------------
STOCKHOLDERS' (DEFICIT):
   Common stock                                   103,376            14,020           29,302          (43,322)         103,376
   Warrants to purchase common stock               39,133                --               --               --           39,133
   Retained earnings (deficit)                   (537,052)          (28,155)          (9,845)          38,000         (537,052)
   Stockholders' notes receivable                    (660)               --               --               --             (660)
   Accumulated other comprehensive loss           (11,921)              (11)          (6,227)           6,238          (11,921)
                                           ---------------  ---------------- ---------------- ---------------- ----------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)             (407,124)          (14,146)          13,230              916         (407,124)
                                           ---------------  ---------------- ---------------- ---------------- ----------------
   Total liabilities and stockholders'
     (deficit)                             $      648,090   $        58,089  $        79,691  $           916  $       786,786
                                           ===============  ================ ================ ================ ================


PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE SIX MONTHS ENDED JUNE 30, 2004 (IN THOUSANDS) (UNAUDITED)


                                                PLIANT          COMBINED         COMBINED                        CONSOLIDATED
                                             CORPORATION       GUARANTOR       NON-GUARANTOR                        PLIANT
                                            (PARENT ONLY)     SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS      CORPORATION
                                            ---------------  ---------------  ---------------- ---------------- ----------------

SALES , Net                               $       385,362   $       55,223   $          59,047  $      (12,769)  $      486,863
COST OF SALES                                     319,538           52,765              54,986         (12,769)         414,520
                                          ----------------  ---------------  ------------------ ---------------  ---------------

GROSS PROFIT                                       65,824            2,458               4,061                           72,343
OPERATING EXPENSES                                 38,130            3,153               4,596              --           45,879
                                          ----------------  ---------------  ------------------ ---------------  ---------------

OPERATING INCOME                                   27,694             (695)               (535)             --           26,464
INTEREST EXPENSE                                  (73,967)            (319)             (1,915)             --          (76,201)
EQUITY IN EARNINGS OF SUBSIDIARIES                 (3,980)              --                  --           3,980               --
OTHER INCOME  (EXPENSE), Net                         (279)             (50)                298              --              (31)
                                          ----------------  ---------------  ------------------ ---------------  ---------------

NET INCOME (LOSS) BEFORE INCOME TAXES             (50,532)          (1,064)             (2,152)          3,980          (49,768)
INCOME TAX PROVISION                                1,596              150                 614              --            2,360
                                          ----------------  ---------------  ------------------ ---------------  ---------------
NET INCOME (LOSS)                         $       (52,128)  $       (1,214)  $          (2,766) $        3,980   $      (52,128)
                                          ================  ===============  ================== ===============  ===============


PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE SIX MONTHS ENDED JUNE 30, 2003 (IN THOUSANDS) (UNAUDITED)


                                               PLIANT          COMBINED         COMBINED                        CONSOLIDATED
                                            CORPORATION       GUARANTOR       NON-GUARANTOR                        PLIANT
                                           (PARENT ONLY)     SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS      CORPORATION
                                           ---------------  ---------------  ---------------- ---------------- ----------------

SALES , Net                             $       365,677   $        58,187  $        58,815   $       (15,595)  $       467,084
COST OF SALES                                   300,835            50,553           52,253           (15,595)          388,046
                                        ----------------  ---------------- ----------------  ----------------  ----------------
GROSS PROFIT                                     64,842             7,634            6,562                --            79,038
OPERATING EXPENSES                               45,533             3,937            5,467                --            54,937
                                        ----------------  ---------------- ----------------  ----------------  ----------------

OPERATING INCOME                                 19,309             3,697            1,095                --            24,101
INTEREST EXPENSE                                (45,996)             (298)            (944)               --           (47,238)
EQUITY IN EARNINGS OF SUBSIDIARIES                  109                --               --              (109)               --
OTHER INCOME  (EXPENSE), Net                         38                95            1,626                --             1,759
                                        ----------------  ---------------- ----------------  ----------------  ----------------

INCOME (LOSS) BEFORE INCOME TAXES               (26,540)            3,494            1,777              (109)          (21,378)
INCOME TAX PROVISION (BENEFIT)                     (296)            4,029            1,133                --             4,866
                                        ----------------  ---------------- ----------------  ----------------  ----------------
NET INCOME (LOSS)                       $       (26,244)  $          (535) $           644   $          (109)  $       (26,244)
                                        ================  ================ ================  ================  ================



PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 (IN THOUSANDS) (UNAUDITED)


                                                    PLIANT          COMBINED         COMBINED                        CONSOLIDATED
                                                 CORPORATION       GUARANTOR       NON-GUARANTOR                        PLIANT
                                                (PARENT ONLY)     SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS      CORPORATION
                                                ---------------  ---------------  ---------------- ---------------- ----------------

CASH FLOWS PROVIDED BY (USED IN) OPERATING
   ACTIVITIES                                   $      (29,045) $          506   $       26,670  $           --   $       (1,869)
                                                --------------- ---------------  --------------- ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures for plant and equipment         (5,623)           (394)          (5,115)             --          (11,132)
                                                --------------- ---------------  --------------- ---------------  ---------------
     Net cash used in investing activities              (5,623)           (394)          (5,115)             --          (11,132)
                                                --------------- ---------------  --------------- ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of senior secured
     discount notes                                    225,299              --               --              --          225,299
   Payment of financing fees                            (9,327)             --               --              --           (9,327)
   Repayment of term debt and revolver                (195,412)             --          (24,163)             --         (219,575)
   Repayment of capital leases and other, net           (1,077)             --               --              --           (1,077)
   Proceeds from revolving debt, net                    16,000              --               --              --           16,000
                                                --------------- ---------------  --------------- ---------------  ---------------
     Net cash used in financing activities              35,483              --          (24,163)                          11,320
                                                --------------- ---------------  --------------- ---------------  ---------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   CASH EQUIVALENTS                                       (815)           (720)           3,592              --            2,057
                                                --------------- ---------------  --------------- ---------------  ---------------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                              --            (608)             984              --              376

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE
   PERIOD                                                   --           1,192            2,116              --            3,308
                                                --------------- ---------------  --------------- ---------------  ---------------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD  $           --  $          584   $        3,100  $           --   $        3,684
                                                =============== ===============  =============== ===============  ===============


PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2003 (IN THOUSANDS) (UNAUDITED)


                                                    PLIANT          COMBINED         COMBINED                        CONSOLIDATED
                                                 CORPORATION       GUARANTOR       NON-GUARANTOR                        PLIANT
                                                 PARENT ONLY)     SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS      CORPORATION
                                                 --------------  ---------------  ---------------- ---------------- -------------

CASH FLOWS PROVIDED BY (USED IN) OPERATING
   ACTIVITIES                                    $     (40,494)  $        3,662  $        3,663   $           --  $      (33,169)
                                                 --------------  --------------- ---------------  --------------- ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures for plant and equipment         (5,745)          (2,662)         (2,315)              --         (10,722)
                                                 --------------  --------------- ---------------  --------------- ---------------
   Net cash used in investing activities                (5,745)          (2,662)         (2,315)              --         (10,722)
                                                 --------------  --------------- ---------------  --------------- ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of preferred stock         9,532               --              --               --           9,532
   Payment of financing fees                            (9,734)              --              --               --          (9,734)
   (Payment) receipt of dividends                        2,499               --          (2,499)              --              --
   Proceeds from issuance of senior subordinated
     debt                                              250,000               --              --               --         250,000
    Borrowings under revolver                           48,206               --              --               --          48,206
    Repayment of term debt and revolver               (251,399)              --            (629)              --        (252,028)
                                                 --------------  --------------- ---------------  --------------- ---------------
     Net cash used in financing activities              49,104               --          (3,128)              --          45,976
                                                 --------------  --------------- ---------------  --------------- ---------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
   EQUIVALENTS                                             741             (918)          1,574               --           1,397
                                                 --------------  --------------- ---------------  --------------- ---------------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                           3,606               82            (206)              --           3,482

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE
   PERIOD                                                   --              (21)          1,656               --           1,635
                                                 --------------  --------------- ---------------  --------------- ---------------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD   $       3,606   $           61  $        1,450   $           --  $        5,117
                                                 ==============  =============== ===============  =============== ===============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2003 (the "2003 10-K") and our Registration Statement on Form S-4, as amended (file No. 333-114608) filed on April 20, 2004. This section contains certain forward-looking statements within the meaning of federal securities laws that involve risks and uncertainties, including statements regarding our plans, objectives, goals, strategies and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under "Cautionary Statement for Forward-Looking Information" below and elsewhere in this report.

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

RESULTS OF OPERATIONS

The following table sets forth net sales, operating expenses, and operating income, and such amounts as a percentage of net sales, for the three and six months ended June 30, 2004 and 2003 (dollars in millions).


                                            THREE MONTHS ENDED JUNE 30,                           SIX MONTHS ENDED JUNE 30,
                                  --------------------------------------------    ----------------------------------------------
                                           2004                   2003                      2004                    2003
                                  --------------------------------------------    --------------------- ------------------------
                                                 % OF                    % OF                     % OF                   % OF
                                     $          SALES         $         SALES           $        SALES        $         SALES
                                  ---------- ------------ --------- ----------    ----------- --------- ----------- ------------

Net sales                         $   242.7       100.0%    $226.6      100.0%     $   486.9     100.0%  $  467.1        100.0%
Cost of sales                         207.1        85.3      190.4       84.0          414.5      85.1      388.1         83.1
                                  ---------- ------------ --------- ----------    ----------- --------- ----------- ------------
Gross profit                           35.6        14.7       36.2       16.0           72.4      14.9       79.0         16.9

Operating expenses before
   restructuring and other costs       23.1         9.5       23.7       10.5           45.9       9.4       46.3          9.9
Restructuring and other costs            --          --        2.5        1.1             --        --        8.6          1.8
                                  ---------- ------------ --------- ----------    ----------- --------- ----------- ------------
Total operating expenses               23.1         9.5       26.2       11.6           45.9       9.4       54.9         11.7
                                  ---------- ------------ --------- ----------    ----------- --------- ----------- ------------
Operating income                  $    12.5         5.2%    $ 10.0        4.4%     $    26.5       5.5%  $   24.1          5.2%
                                  ---------- ------------ --------- ----------    ----------- --------- ----------- ------------


THREE MONTHS ENDED JUNE 30, 2004 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2003

NET SALES

Net sales increased by $16.1 million, or 7.1%, to $242.7 million for the second quarter of 2004 from $226.6 million for the three months ended June 30, 2003. The increase was primarily due to an 8.1% increase in our in sales volume partially offset by a 1.0% decrease in our average selling prices. See "Operating Segment Review" below for a detailed discussion of sales volumes and selling prices by segment and division.

GROSS PROFIT

Gross profit decreased by $0.6 million, or 2%, to $35.6 million for the second quarter of 2004, from $36.2 million for the three months ended June 30, 2003. This decrease was primarily due to the effect of lower margins. See "Operating Segment Review" below for a detailed discussion of the margin variances by segment.

TOTAL OPERATING EXPENSES BEFORE RESTRUCTURING AND OTHER COSTS

Total operating expenses before restructuring and other costs decreased $0.6 million, or 2.5%, to $23.1 million for the second quarter of 2004 from $23.7 million for the second quarter of 2003.

RESTRUCTURING AND OTHER COSTS

Restructuring and other costs decreased by $2.5 million from the second quarter of 2003 as there were no restructuring expenses incurred in the second quarter of 2004.

OPERATING INCOME

Operating income increased by $ 2.5 million, or 25 %, to $12.5 million for the second quarter of 2004, from $ 10.0 million for the second quarter of 2003, due to the factors discussed above. In addition operating income for the second quarter of 2004 was favorably affected by a curtailment gain of $1.6 million related to the curtailment of the U.S. salaried pension plan. (See note 11 to the condensed consolidated financial statements).

INTEREST EXPENSE

Interest expense on current and long-term debt decreased by $2.8 million, or 10.2%, to $24.6 million for the three months ended June 30, 2004 from $27.4 million for the three months ended June 30, 2003. This decrease was principally due to a charge of $ 5.4 million in the second quarter of 2003 for the write-off of previously capitalized financing fees. This decrease was partially offset by the higher interest costs resulting from the issuance of an additional $250 million of senior secured notes in May 2003 and accretion of the issue discount associated with the $ 225.3 million in net proceeds of senior secured discount notes issued in February 2004. The proceeds from the issuance of these notes were used to repay bank debt that carried a lower interest rate.

Interest expense on preferred stock reflects the dividends and accretion on the redeemable preferred stock of the Company that is classified as interest expense after adoption of SFAS 150, effective January 1, 2004.

OTHER INCOME(EXPENSE)

Other income was $0.1 million for the three months ended June 30, 2004, as compared to other income of $ 1.3 million for the three months ended June 30, 2003. The other income for the three months ended June 30, 2003 included $0.5 million of currency gains, $0.2 million of royalty income, $0.1 million of rental income and other less significant items.

INCOME TAX EXPENSE

     Income tax expense for the three months ended June 30, 2004 was $0.7 million on pretax losses of $20.7 million as compared to income tax expense of $2.8 million on pretax losses of $16.1 million for the same period in 2003. Income tax benefits related to net operating losses in the United States were offset by a valuation allowance as the realization of these tax benefits is not certain. Therefore, the income tax expense in the statements of operations primarily reflect foreign income taxes.


SIX  MONTHS ENDED JUNE 30, 2004 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2003

NET SALES

Net sales increased by $19.8 million, or 4.2%, to $486.9 million for the six months ended June 30, 2004 from $467.1 million for the six months ended June 30, 2003. The increase was primarily due to a 2.6% increase in sales volume and a 1.6% increase in our average selling price resulting primarily from the pass through of increases in our raw material prices to customers. See "Operating Segment Review" below for a detailed discussion of sales volumes and selling prices by segment and division.

GROSS PROFIT

Gross profit decreased by $6.6 million, or 8%, to $72.4 million for six months ended June 30, 2004, from $79.0 million for the six months ended June 30, 2003. This decrease was primarily due to the effect of lower margins. See "Operating Segment Review" below for a detailed discussion of the margin variances by segment.

TOTAL OPERATING EXPENSES BEFORE RESTRUCTURING AND OTHER COSTS

Total operating expenses before restructuring and other costs decreased $0.4 million, or 1.0%, to $45.9 million for the six months ended June 30, 2004 from $46.3 million for the six months ended June 30, 2003.

RESTRUCTURING AND OTHER COSTS

Restructuring and other costs decreased by $8.6 million from the six months ended June 30, 2003 as there were no restructuring expenses incurred in the six months ended June 30, 2004.

OPERATING INCOME

Operating income increased by $ 2.4 million, or 10.0 %, to $26.5 million for the six months ended June 30, 2004, from $ 24.1 million for the six months ended June 30, 2003, due to the factors discussed above. In addition operating income for the six months ended June 30, 2004 was favorably affected by a curtailment gain of $1.6 million related to the curtailment of the U.S. salaried pension plan. (See Note 11 to the condensed consolidated financial statements).

INTEREST EXPENSE

Interest expense on current and long-term debt increased by $12.0 million, or 25.4%, to $59.2 million for the six months ended June 30, 2004 from $47.2 million for the six months ended June 30, 2003. This increase was principally due to the higher interest costs resulting from the issuance of an additional $250 million of senior secured notes in May 2003 and the additional $ 225.3 million in net proceeds of senior secured discount notes in February 2004. The proceeds from the issuance of these notes were used to repay bank debt that carried a lower interest rate. In addition, the first quarter 2004 interest expense included a charge for the write-off of previously capitalized financing fees and losses related to interest rate derivatives totaling $ 10.1 million. Partially offsetting these increases between years was a charge of $5.4 million taken in the second quarter of 2003 for the write-off of previously capitalized financing fees.

Interest expense on preferred stock reflects the dividends and accretion on the redeemable preferred stock of the Company that is classified as interest expense after adoption of SFAS 150, effective January 1, 2004.

OTHER INCOME(EXPENSE)

Other expense was $0.1 million for the six months ended June 30, 2004, as compared to other income of $ 1.8 million for the six months ended March 31, 2003. The other income for the six months ended June 30, 2003 included primarily net proceeds from the realization of certain insurance policies, $0.5 million of currency gains, $0.2 million of royalty income, $0.2 million of rental income and other less significant items.

INCOME TAX EXPENSE

Income tax expense for the six months ended June 30, 2004 was $2.4 million on pretax losses of $49.8 million as compared to $4.9 million on pretax losses of $21.4 million for the same period in 2003. Income tax benefits related to net operating losses in the United States were offset by a valuation allowance as the realization of these tax benefits is not certain. Therefore, the income tax expense in the statements of operations primarily reflects foreign income taxes.

OPERATING SEGMENT REVIEW

GENERAL

Operating segments are components of our business for which separate financial information is available that is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing performance. We evaluate the performance of our operating segments based on net sales (excluding inter-company sales) and segment profit. The segment profit reflects income before interest expense, income taxes, depreciation, amortization, restructuring and other costs and other non-cash charges and net adjustments for certain unusual items. For more information on our operating segments, including a reconciliation of segment profit to income before taxes, see Note 9 to the consolidated financial statements included elsewhere in this report.

We have four reporting segments: Pliant U.S., Pliant Flexible Packaging, Pliant International and Pliant Solutions.

     Summary of segment information (in millions of dollars):



                                                                                                        UNALLOCATED
                                          PLIANT     PLIANT FLEXIBLE       PLIANT         PLIANT         CORPORATE
                                           U.S.         PACKAGING       INTERNATIONAL    SOLUTIONS       EXPENSES         TOTAL
                                       ------------- -----------------  -------------- --------------  -------------- --------------
THREE MONTHS ENDED JUNE 30, 2004
Net sales                              $      150.0    $       58.3       $   26.9       $    7.5        $     --        $ 242.7
Segment profit (loss)                  $       21.5             7.4            2.1           (2.6)           (5.3)          23.1

THREE MONTHS ENDED JUNE 30, 2003
Net sales                              $      136.6            53.6           27.7            8.7              --          226.6
Segment profit (loss)                  $       21.9             7.7            3.4           (0.7)           (5.2)          27.1
SIX MONTHS ENDED JUNE 30, 2004
Net sales                              $      304.1           114.7           53.4           14.7              --          486.9
Segment profit (loss)                  $       44.5            16.0            3.2           (4.9)          (10.5)          48.3

SIX MONTHS ENDED JUNE 30, 2003
Net sales                              $      288.6           105.3           55.7           17.5              --          467.1
Segment profit (loss)                  $       48.6            15.4            6.3           (1.6)           (9.6)          59.1




THREE MONTHS ENDED JUNE 30, 2004 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2003

PLIANT U.S.

NET SALES. The net sales of our Pliant U.S. segment increased $13.4 million, or 9.8%, to $150.0 million for the second quarter of 2004 from $136.6 million for the second quarter of 2003. This increase was primarily due to an increase in sales volumes of 10.6% partially offset by a decrease of 0.7% in our average selling prices. The increase in sales volumes is discussed for each Pliant U.S. division below.

Net sales in our Industrial Films division increased $7.1 million, or 16.7%, to $49.7 million for the second quarter of 2004 from $42.6 million for the second quarter of 2003. This increase was principally due to an increase in sales volumes of 7.8 million pounds or 15.1% and an increase in our average selling prices of 1.2 cents per pound or 1.4 %. The increase in sales volume was primarily due to higher sales from our new "Revolution" stretch film products and additional PVC sales from certain relocated lines that are now in operation. Net sales in our Specialty Films division increased $0.9 million, or 2.1%, to $43.7 million for the second quarter of 2004 from $42.8 million for the second quarter of 2003. This increase was principally due to an increase in our sales volume of 0.9 million pounds. Our average selling prices remained relatively stable. The increase in sales volume was primarily the result of higher sales of our agricultural films. Net sales in our Converter Films division increased $5.4 million, or 10.5%, to $56.6 million for the second quarter of 2004 from $51.2 million for the second quarter of 2003. This increase was principally due to an increase in our sales volumes of 6.0 million pounds or 12.3% partially offset by a decrease in our average selling prices of 1.7 cents per pound or 1.6%. The increase in sales volumes were principally due to increased market share through new customers in the engineered films market and additional volume from existing customers in the industrial products market.

SEGMENT PROFIT. The Pliant U.S. segment profit decreased $ 0.4 million to $21.5 million for the second quarter of 2004 as compared to $21.9 million for the second quarter of 2003 principally due to lower gross margins partially offset by the effect of higher sales volumes. The decrease in gross margins was principally due to the fact that the change in selling prices discussed above were not sufficient to offset the increase in raw material prices, principally in the industrial and converter divisions.

PLIANT FLEXIBLE PACKAGING

NET SALES. The net sales of our Pliant Flexible Packaging segment increased $4.7 million, or 8.8%, to $58.3 million for the second quarter of 2004 from $53.6 million for the first quarter of 2003. This increase was principally due to an increase in our sales volumes of 1.4 million pounds, or 3.9%, and an increase in our average selling prices of 7.1 cents per pound, or 4.8%. The sales volume increased principally due to additional sales to existing customers principally in our Bakery and Barrier film markets.

SEGMENT PROFIT. The Pliant Flexible Packaging segment profit decreased $0.3 million to $7.4 million for the second quarter of 2004 from $7.7 million for the second quarter of 2003. This decrease in segment profit was primarily due to a decrease in gross margins partially offset by the effect of higher sales volumes discussed above. The decrease in gross margins was principally due to the fact that selling prices increased at a rate lower than the increased prices of raw materials in the second quarter of 2004. In addition, there is a delay in implementing price increases and decreases in this segment due to contracts with certain customers. Therefore, the margins for this quarter were adversely affected from increases in raw material prices not yet passed on to customers.

PLIANT INTERNATIONAL

NET SALES. The net sales of our Pliant International segment decreased $0.8 million, or 2.9%, to $26.9 million for the second quarter of 2004 from $27.7 million for the second quarter of 2003. This decrease was principally due to a decrease in our average selling prices of 5.8 cents per pound, or 5.5% partially offset by an increase in sales volume of 3.0%. The decrease in average selling prices was caused primarily from our Mexico operations. Average selling prices in Mexico decreased principally due to the deterioration of the Mexican peso and a shift in our sales mix.

SEGMENT PROFIT. The Pliant International segment profit decreased $1.3 million to $2.1 million for the second quarter of 2004 from $3.4 million for the second quarter of 2003. The decrease was due principally to the operating losses in our plant in Mexico. Our plant in Mexico was affected by operating issues and the resulting loss of customers and products. Management changes have been made at this location and increases in sales volume and improved operating results are expected.

PLIANT SOLUTIONS

NET SALES. The net sales of our Pliant Solutions segment decreased $1.2 million, or 13.8%, to $7.5 million for the second quarter of 2004 from $8.7 million for the second quarter of 2003. This decrease was principally due to a 7.5% decrease in our sales volume and a decrease in our average selling prices of 18.6 cents per pound, or 7.2%. The decrease in sales volume was primarily due to several promotional programs in the second quarter of 2003 that were not repeated by our customers in the second quarter of 2004 and a reduction in sales to a major customer due to the closing of several stores. Average selling prices decreased due to a change in the sales mix.

SEGMENT PROFIT (LOSS). The Pliant Solutions segment profit decreased $1.9 million, to a loss of $(2.6) million for the second quarter of 2004 from a loss of $(0.7) million for the second quarter of 2003. The decrease was due principally to the decrease in sales volumes and a decrease in gross margins due to a change in the sales mix.

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate expenses increased $0.1 million to $5.3 million for the second quarter of 2004 as compared to $ 5.2 million for the second quarter of 2003. 26 [GRAPHIC OMITTED]

SIX MONTHS ENDED JUNE 30, 2004 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2003

PLIANT U.S.

NET SALES. The net sales of our Pliant U.S. segment increased $15.5 million, or 5.4%, to $304.1 million for the six months ended June 30, 2004 from $288.6 million for the six months ended June 30, 2003. This increase was primarily due to an increase in sales volume of 3.8% and an increase in our average selling prices of 1.5 cents per pound or 1.5%. The increase in sales volumes is discussed for each Pliant U.S. division below.

Net sales in our Industrial Films division increased $7.9 million, or 8.7%, to $97.9 million for the six months ended June 30, 2004 from $90.0 million for the same period in 2003. This increase was principally due to an increase in sales volume of 3.5% and an increase in our average selling prices of 4.1 cents per pound or 5.1%. The increase in sales volume was primarily due to higher sales from our new "Revolution" stretch film products and additional PVC sales from certain relocated lines that are now in operation. Net sales in our Specialty Films division increased $1.7 million, or 1.9%, to $92.6 million for the six months ended June 30, 2004 from $90.9 million for the same period in 2003. This increase was principally due to an increase in our sales volume of 2.0 million pounds, partially offset by a slight decrease in our average selling prices of
0.1 cents per pound. The increase in sales volume was primarily the result of higher sales from our personal care business and agricultural films business. Net sales in our Converter Films division increased $5.9 million, or 5.5%, to $113.5 million for the six months ended June 30, 2004 from $107.6 million for the same period in 2003. This increase was principally due to higher sales volume which increased 5.2% and a slight increase in our average selling prices of 0.1 cents per pound. The sales volume increased due to increased market share through new customers in the engineered films market and additional volume from existing customers in the industrial products market.

SEGMENT PROFIT. The Pliant U.S. segment profit decreased $ 4.1 million to $44.5 million for the six months ended June 30, 2004 as compared to $48.6 million for the same period in 2003 principally due to lower gross margins partially offset by the affects of the increases in sales volumes discussed above. The decrease in gross margins was principally due to the fact that the selling prices discussed above did not increase at a leval sufficient to compensate for the increase in raw material prices.

PLIANT FLEXIBLE PACKAGING

NET SALES. The net sales of our Pliant Flexible Packaging segment increased $9.4 million, or 8.9%, to $114.7 million for the six months ended June 30, 2004 from $105.3 million for the same period in 2003. This increase was principally due to an increase in our sales volumes of 3.4 million pounds, or 4.7%, and an increase in our average selling prices of 5.9 cents per pound, or 4.0%. The sales volume increased principally due to additional sales to existing customers principally from our Bakery and Barrier Films markets.

SEGMENT PROFIT. The Pliant Flexible Packaging segment profit increased $0.6 million to $16.0 million for six months ended June 30, 2004 from $15.4 million for the same period in 2003. This increase in segment profit was primarily due to the affect of the increase in sales volume partially offset by the effect of higher conversion costs.

PLIANT INTERNATIONAL

NET SALES. The net sales of our Pliant International segment decreased $2.3 million, or 4.1%, to $53.4 million for the six months ended June 30, 2004 from $55.7 million for the same period in 2003. This decrease was principally due to a 4.6% decrease in our sales volume, partially offset by a slight increase in our average selling prices of 0.1 cents per pound. Among other factors, our sales volumes were adversely affected by a reduction in sales at our plant in Mexico due to the loss of certain customers and products as a result of operating issues discussed below.

SEGMENT PROFIT. The Pliant International segment profit decreased $3.1 million to $3.2 million for the six months ended June 30, 2004 from $6.3 million for the same period in 2003. The decrease was due principally to the operating losses in our plant in Mexico. Our plant in Mexico was affected by operating issues and the resulting loss of customers and products. Management changes have been made at this location and increases in sales volume and improved operating results are expected.

PLIANT SOLUTIONS

NET SALES. The net sales of our Pliant Solutions segment decreased $2.8 million, or 16.0%, to $14.7 million for the six months ended June 30, 2004 from $17.5 million for the same period in 2003. This decrease was principally due to a 9.7% decrease in our sales volume and a decrease in our average selling prices of
16.8 cents per pound, or 6.6%. The decrease in sales volume was primarily due to several promotional programs in the first half of 2003 that were not repeated by our customers in 2004 and a reduction in sales to a major customer due to the closing of several stores. Average selling prices decreased due to a change in the sales mix.

SEGMENT PROFIT (LOSS). The Pliant Solutions segment profit decreased $3.3 million, to a loss of $(4.9) million for the six months ended June 30, 2004 from a loss of $(1.6) million for the same period in 2003. The decrease was due principally to the decrease in sales volumes and a decrease in gross margins due to a change in the sales mix.

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate expenses increased $0.9 million to $10.5 million for the six months ended June 30, 2004 as compared to $ 9.6 million for the same period in 2003. The increase was principally due to an adjustment of $0.4 million in the first quarter of 2004 related to employee benefits for an acquisition made in prior years, increase in legal fees and increases in labor costs.




LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF CAPITAL

     Our principal sources of funds are cash generated by our operations and borrowings under our revolving credit facility. In addition, we have raised funds through the issuance of our 13% Senior Subordinated Notes due 2010, 11 1/8% Senior Secured Notes due 2009, 11 1/8% Senior Secured Discount Notes due 2009 and the sale of shares of our preferred stock.

     All of the term debt and revolver under the credit facilities that existed at December 31, 2003 had been at variable rates of interest, so payment of the term loans with the proceeds of our 11 1/8% Senior Secured Discount Notes and borrowings under our revolving credit facility substantially reduced our exposure to interest rate risk. Although our $100 million revolving credit facility is at a variable rate of interest, there are substantially fewer financial covenants than our credit facilities that existed at December 31, 2003, which will substantially reduce our exposure to covenant default risk. While the effective interest rate on the Senior Secured Discount Notes is higher than the term loans retired from the proceeds of the February 2004 offering, we will realize greater short-term liquidity and flexibility in our debt structure resulting from the elimination of a number of the financial and other covenants in our then existing credit facilities and the deferral of cash interest on the Senior Secured Discount Notes during the period in which they accrete.

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

REVOLVING CREDIT FACILITY

     On February 17, 2004, we paid off and terminated our then existing credit facilities and entered into a revolving credit facility providing up to $100.0 million (subject to a borrowing base). The revolving credit facility includes a $15.0 million letter of credit sub-facility, with letters of credit reducing availability under our revolving credit facility.

     The revolving credit facility is secured by a first-priority security interest in substantially all inventory, receivables, deposit accounts, 100% of capital stock of, or other equity interests in existing and future domestic subsidiaries and foreign subsidiaries that are guarantors of the Senior Secured Discount Notes, and 65% of the capital stock of, or other equity interests in existing and future first-tier foreign subsidiaries, investment property and certain other assets of the Company and the note guarantors (the
"Second-Priority Collateral"), and a second-priority security interest in our real property, fixtures, equipment, intellectual property and other assets (the "First-Priority Collateral").

     The revolving credit facility matures on February 17, 2009. The Company is subject to periodic reporting of a borrowing base consisting of eligible accounts receivable and eligible inventory. The interest rate will be at LIBOR plus 2.5% to 2.75 % or ABR plus 1.5% - 1.75%.

     The borrowings under the revolving credit facility may be limited at any given time to 75% of the lesser of the total commitment at such time and the borrowing base in effect at such time if the fixed coverage ratio defined in the new revolving credit facility is less than or equal to 1.10 to 1.00.

ISSUANCE OF 11 1/8% SENIOR SECURED DISCOUNT NOTES DUE 2009

     On February 17, 2004 we completed the sale of $306.0 million principal amount at maturity (gross proceeds of $225.3 million) of 11 1/8% Senior Secured Discount Notes due 2009. The proceeds of the offering and borrowings under the revolving credit facility (discussed above) were used to repay and terminate the credit facilities that existed at December 31, 2003.

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

PREFERRED STOCK

     We have approximately $205.3 million of Series A Cumulative Exchangeable Redeemable Preferred Stock outstanding. The Series A preferred stock accrues dividends at the rate of 14% per annum; however, our board of directors has never declared or paid any dividends on the Series A preferred stock. Unpaid dividends accumulate and are added to the liquidation amount of the Series A preferred stock. After May 31, 2005 the annual dividend rate increases to 16% unless we pay dividends in cash. The dividend rate also increases to 16% if we fail to comply with certain of our obligations or upon certain events of bankruptcy. The Series A preferred stock is mandatorily redeemable on May 31, 2011.

NET CASH USED IN OPERATING ACTIVITIES

Net cash used in operating activities was $1.9 million for the six months ended June 30, 2004, a decrease of $31.3 million, as compared to net cash used in operating activities of $33.2 million for the same period in 2003. This decrease was due to reductions in working capital items of $35.4 million, offset by reductions in non-cash plant closing costs of $3.3 million and depreciation and amortization of $2.6 million.

NET CASH USED IN INVESTING ACTIVITIES

Net cash used in investing activities increased $0.4 million to $11.1 million for the six months ended June 30, 2004, from $10.7 million for the six months ended June 30, 2003. These cash outflows were for capital expenditures for maintenance projects.

NET CASH PROVIDED BY FINANCING ACTIVITIES

Net cash provided by financing activities was $11.3 million for the six months ended June 30, 2004, as compared to net cash provided by financing activities of $46.0 million for the six months ended June 30, 2003. The activity for the first six months of 2004 includes the net proceeds from the issuance of senior secured discount notes of $225.3 million net of financing fees paid of $ 9.3 million and the repayment of the old credit facilities of $ 219.6 million. In addition we borrowed $ 16.0 million net of repayments under the credit facility for operations and paid $1.1 million for capital leases. The transactions in the six months of 2003 included the issuance of $ 10 million of redeemable preferred shares, net proceeds of $250 million from the issuance of Senior Secured Notes to repay term debt and $9.7 million in financing fees for a related amendment to our credit facility and the preferred share issuance.

LIQUIDITY

     As of June 30, 2004, we had approximately $82.0 million of working capital excluding current maturities of long term debt. As of June 30, 2004 we have approximately $48.5 million available for borrowings under our new $100.0 million revolving credit facility, with outstanding borrowings of approximately $16.0 million and approximately $7.2 million of letters of credit issued under our revolving credit facility. The borrowings under the new revolving credit facility are limited to 75% of the lesser of the total commitment at such time and the borrowing base in effect at such time if the fixed coverage ratio defined in the new revolving credit facility is less than or equal to 1.10 to
1.00. Our outstanding borrowings under our revolving credit facility fluctuate significantly during each quarter as a result of the timing of payments for raw materials, capital and interest, as well as the timing of customer collections.

As of June 30, 2004, we had approximately $3.7 million in cash and cash equivalents. A portion of this amount was held by our foreign subsidiaries. Repatriation tax rates may limit our ability to access cash and cash equivalents generated by our foreign operations for use in our U.S. operations, including to pay principal and interest on outstanding borrowings.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. These risks include, but are not limited to: general economic and business conditions, particularly an economic downturn; industry trends; increases in our leverage; interest rate increases; changes in our ownership structure; raw material costs and availability, particularly resin; competition; the loss of any of our significant customers; changes in the demand for our products; new technologies; changes in distribution channels or competitive conditions in the markets or countries in which we operate; costs of integrating any future acquisitions; loss of our intellectual property rights; operational difficulties at any of our plants; foreign currency fluctuations and devaluations and political instability in our foreign markets; changes in our business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; and increases in the cost of compliance with laws and regulations, including environmental laws and regulations. Each of these risks and certain other uncertainties are discussed in more detail in the 2003 Form 10-K and in our Registration Statement on Form S-4 (file no. 333-114608), as amended, filed with the Securities and Exchange Commission on April 20, 2004. There may be other factors, including those discussed elsewhere in this report that may cause our actual results to differ materially from the forward-looking statements. Any forward-looking statements should be considered in light of these factors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to resin price risks that arise in the normal course of business. Significant increases in the price of resins could adversely affect our operating margins, results of operations and ability to service our indebtedness. We may be limited in our ability to pass increases in resin prices on to certain of our customers due to provisions in our contracts with those customers.

     Since the repayment of $219.6 million of variable rate term debt with the proceeds of our Senior Secured Discount Notes and borrowings under our new revolving credit facility on February 17, 2004 our interest rate risk has decreased substantially.

     Our new revolving credit facility is at a variable rate of interest. An increase of 1% in interest rates would result in an additional $100,000 of annual interest expense for each $10.0 million in borrowings under our new revolving credit facility. We will thus continue to be exposed to interest rate risk to the extent of our borrowings under the new revolving credit facility.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On June 14, 2004, we settled the complaint filed against us by S.C. Johnson & Sons, Inc and S.C. Johnson Home Storage filed in U.S. District Court for the District of Michigan, Northern Division (Case No. 01-CV-10343-BC) for $6.0 million plus legal fees which was within management's estimated costs of $7.2 million accrued in the fourth quarter of 2003.


ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

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

(B)  REPORTS ON FORM 8-K

     We furnished a Current Report on Form 8-K, dated April 27, 2004, under Item 9 of such form, announcing the Company's plan to host an Investor Conference on May 18, 2004 in Lexington, Kentucky at the Marriott Griffin Gate Resort followed by a tour of our plant in Danville, Kentucky.

     We furnished a Current Report on Form 8-K, dated May 6, 2004, under Items 7 and 9 of such form, announcing the Company's 1st quarter 2004 results as stated in a letter from Harold Bevis, President and Chief Executive Officer of Pliant, to our customers, investors and employees. The information included in Item 9 of this Current Report was furnished and shall not be deemed to be filed.

     We filed a Current Report on Form 8-K, dated May 5, 2004, under Items 9 and 12 of such form, "Regulation FD Disclosure and Results of Operations and Financial Condition".

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                PLIANT CORPORATION


                                /s/ BRIAN E. JOHNSON
                                ------------------------------------------------
                                BRIAN E. JOHNSON
                                Executive Vice President and
                                Chief Financial Officer
                                (Authorized Signatory and
                                Principal Financial and Accounting Officer)


Date: August 5, 2004

                                INDEX TO EXHIBITS

EXHIBITS
--------

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