Form 10-Q
period 2004-09-30
PLIANT CORP
filed 2004-11-15
CIK 1049442

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On November 4, 2004, there were 571,711 outstanding shares of the registrant’s Common Stock.

PLIANT CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003 (DOLLARS IN THOUSANDS)

	September 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,787	$3,308
Receivables, net of allowances of $4,602 and $4,736 respectively	129,295	107,742
Inventories (Note 2)	84,640	84,125
Prepaid expenses and other	5,426	3,809
Income taxes receivable, net	—	1,436
Deferred income taxes	9,008	9,417
Discontinued current assets	—	15,294

Total current assets	234,156	225,131
PLANT AND EQUIPMENT, net	296,529	315,420
GOODWILL	182,218	182,162
INTANGIBLE ASSETS, net	17,464	19,252
OTHER ASSETS	37,903	40,172
DISCONTINUED NONCURRENT ASSETS	—	4,649

TOTAL ASSETS	$768,270	$786,786

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Trade accounts payable	$107,840	$89,800
Accrued liabilities:
Interest payable	17,510	19,775
Customer rebates	7,267	7,924
Other	39,517	35,947
Current portion of long-term debt	1,443	1,033

Total current liabilities	173,577	154,479
LONG-TERM DEBT, net of current portion	804,640	782,624
OTHER LIABILITIES	24,281	27,493
DEFERRED INCOME TAXES	29,107	27,792
SHARES SUBJECT TO MANDATORY REDEMPTION (Note 11)	220,621	—

Total Liabilities	1,252,226	992,388

MINORITY INTEREST	55	291
REDEEMABLE PREFERRED STOCK
Series A — 167,000 shares authorized, no par value, redemption and liquidation value of $1,000 per share; 140,973 shares outstanding at December 31, 2003	—	188,223
Series B – 720 shares authorized, no par value, 704 shares outstanding at September 30, 2004	114	—

REDEEMABLE COMMON STOCK — no par value; 60,000 shares authorized; 10,873 shares outstanding as of September 30, 2004 and 29,073 shares outstanding as of December 31, 2003, net of related stockholders’ notes receivable of $1,827 at September 30, 2004 and $4,258 at December 31, 2003	6,645	13,008

STOCKHOLDERS’ DEFICIT:
Common stock – no par value; 10,000,000 shares authorized, 542,638 shares outstanding at September 30, 2004 and December 31, 2003	103,376	103,376
Warrants to purchase common stock	39,133	39,133
Accumulated deficit	(621,336)	(537,052)
Stockholders’ notes receivable	(660)	(660)
Accumulated other comprehensive loss	(11,283)	(11,921)

Total stockholders’ deficit	(490,770)	(407,124)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$768,270	$786,786

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (IN THOUSANDS) (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
NET SALES	$243,160	$227,587	$715,144	$677,141
COST OF SALES	206,941	189,668	603,265	562,073

Gross profit	36,219	37,919	111,879	115,068
OPERATING EXPENSES:
Sales, General and Administrative	19,345	22,343	59,729	62,528
Research and Development	1,467	1,681	4,731	4,438
Restructuring and Other Costs (Note 3)	2,166	3,323	2,166	9,325

Total operating expenses	22,978	27,347	66,626	76,291

OPERATING INCOME	13,241	10,572	45,253	38,777
INTEREST EXPENSE-Current and Long-term debt (Note 5, 9)	(25,098)	(23,507)	(84,261)	(70,734)
INTEREST EXPENSE-Dividends and accretion on Redeemable Preferred Stock (note 11)	(9,003)	—	(26,036)	—
OTHER INCOME(EXPENSE) — Net	(15)	(125)	(66)	1,559

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(20,875)	(13,060)	(65,110)	(30,398)
INCOME TAX EXPENSE (BENEFIT)	933	1,637	3,293	6,503

LOSS FROM CONTINUING OPERATIONS	(21,808)	(14,697)	(68,403)	(36,901)

DISCONTINUED OPERATIONS
Loss from discontinued operations	(1,862)	(5,404)	(7,395)	(9,444)
Loss on sale of discontinued operations	(8,486)	—	(8,486)	—

LOSS ON DISCONTINUED OPERATIONS	(10,348)	(5,404)	(15,881)	(9,444)

NET LOSS	$(32,156)	$(20,101)	$(84,284)	$(46,345)

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (IN THOUSANDS) (UNAUDITED)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(84,284)	$(46,345)
Adjustments to reconcile net income (loss) to net cash (used in)/ provided by operating activities:
Depreciation and amortization	31,090	35,254
Amortization of deferred financing costs and accretion of debt discount	27,320	8,658
Deferred dividends and accretion on preferred shares	26,036	—
Deferred income taxes	1,486	(1,067)
Provision for losses on accounts receivable	286	416
Non-cash plant closing costs	1,960	3,260
Loss from discontinued operations	11,886	9,444
Write-down of impaired assets from discontinued operations	3,995	—
Gain or loss on disposal of assets	(131)	4,749
Changes in assets and liabilities:
Receivables	(21,792)	(9,669)
Inventories	(365)	(1,635)
Prepaid expenses and other	(1,865)	(449)
Income taxes payable/receivable	2,565	2,291
Other assets	2,739	(282)
Trade accounts payable	20,088	(17,135)
Accrued liabilities	2,746	3,630
Other liabilities	(3,268)	(598)
Other	(236)	183

Net cash (used in) / provided by operating activities from continuing operations	20,256	(9,295)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of Solutions’ assets	6,450	—
Capital expenditures for plant and equipment	(14,974)	(14,409)

Net cash used in investing activities	(8,524)	(14,409)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of preferred stock	—	9,532
Net proceeds from issuance of senior secured discount notes	225,299	—
Proceeds from issuance of senior subordinated debt	—	250,000
Payment of financing fees	(9,354)	(10,472)
Repayments/Payments of term debt and revolver	(219,575)	(252,500)
Repayment of capital leases and other, net	34	(1,215)
Proceeds from revolving debt - net	—	51,465
Cash used in discontinued operations	(5,838)	(16,516)

Net cash provided by/(used in) financing activities	(9,434)	30,294

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	181	1,778

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,479	8,368
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	3,308	1,635

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$5,787	$10,003

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$57,504	$49,089
Income taxes	1,571	5,123
Other non-cash disclosure:
Preferred Stock dividends accrued but not paid	$24,579	$19,635

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 (IN THOUSANDS) (UNAUDITED)

						Accumulated
	Common Stock		Warrants		Stockholders’	Other
			To Purchase	Accumulated	Notes	Comprehensive
	Shares	Amount	Common Stock	Deficit	Receivable	Loss	Total
BALANCE, DECEMBER 31, 2003	543	$103,376	$39,133	$(537,052)	$(660)	$(11,921)	$(407,124)
Net loss				(84,284)			(84,284)
Accumulated fair value change in interest rate derivatives charged to interest expense, net of taxes						2,102	2,102
Foreign currency translation adjustment						(1,464)	(1,464)

BALANCE, SEPTEMBER 30, 2004	543	$103,376	$39,133	$(621,336)	$(660)	$(11,283)	$(490,770)

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The information reflects all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows of Pliant Corporation and its subsidiaries (“Pliant,” the “Company” or “we”) as of the dates and for the periods presented. Results of operations for the periods ended September 30, 2004 are not necessarily indicative of results of operations to be expected for the full fiscal year.

Certain information in footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and the Company’s Registration Statement on Form S-4, as amended (File No 333-114608) filed on April 20, 2004. Certain reclassifications have been made to the condensed consolidated financial statements for the periods ended September 30, 2003 for comparative purposes.

2.	INVENTORIES

Inventories are valued at the lower of cost (using the first-in, first-out method) or market value. Inventories as of September 30, 2004 and December 31, 2003 consisted of the following (in thousands):

	September 30, 2004	December 31, 2003
Finished goods	$46,334	$49,880
Raw materials	28,347	27,066
Work-in-process	9,959	7,179

Total	$84,640	$84,125

3. RESTRUCTURING AND OTHER COSTS

Restructuring and other costs include plant closing costs (including costs related to relocation of manufacturing equipment), office closing costs and other costs related to workforce reductions.

The following table summarizes restructuring and other costs for the three and nine months ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Plant closing costs:
Severance	$133	$55	$133	$114
Relocation of production lines	—	431	—	1,452
Other plant closure costs	139	464	139	3,472

	272	950	272	5,038

Office closing and workforce reduction costs:
Severance	—	29	—	586
Leases	—	—	—	1,357

	—	29	—	1,943

Subtotal Plant & Office closing	272	979	272	6,981

Long term asset impairments related to plant closing	1,894	2,344	1,894	2,344

Total Restructuring and other costs	$2,166	$3,323	$2,166	$9,325

     2003 Accruals:

     Plant Closing Costs – During the first half of 2003, we continued to incur costs related to: the closure of our facilities in Merced, California and Shelbyville, Indiana; partial closure of our facility in Toronto, Canada; and the relocation of certain lines from our Merced plant and Fort Edward, New York plant to other facilities.

     Office Closing and Workforce Reduction Costs – In connection with a restructuring undertaken in 2001, we vacated and subleased two facilities. During the first quarter of 2003, the sub-lessees of these facilities defaulted on the subleases. During the first half of 2003, we accrued the present value of the future lease payments on these facilities.

     The following table summarizes the roll-forward of the reserve from December 31, 2003 to September 30, 2004:

			Accruals for the nine months ended September 30, 2004
	12/31/2003						Other			9/30/04
					Relocated		Plant
	# Employees	Accrual	Additional		Production		Closure		Payments /	# Employees	Accrual
	Terminated	Balance	Employees	Severance	Lines	Leases	Costs	Total	Charges	Terminated	Balance
Plant Closing Costs:
Merced	54	$1,235	—	$—	—	—	$—	$—	$(226)	54	$1,009
Shelbyville	8	—	—	—	—	—	—	—	—	8	—
Toronto	4	—	—	—	—	—	—	—	—	4	—
Pliant Solutions	148	541	—	—	—	—	—	—	(541)	165	—
Mexico	17	—	—	—	—	—	—	—	—	—	—
Leases	—	2,004	—	—	—	—	—	—	(267)	—	1,737
Rhode Island	—	—	49	133	—	—	139	272	(206)	49	66

	231	$3,780	49	$133	—	—	$139	$272	$(1,240)	280	$2,812

Office Closing and Workforce Reduction Costs:
Leases	—	$1,129	—	—	—	—	—	$—	$(425)	—	$704
Severance	114	237	—	—	—	—	—	—	(153)	114	84
Singapore	—	152	—	—	—	—	—	—	(23)	—	129

	114	$1,518	—	—	—	—	—	$—	$(601)	114	$917

Total Plant & Office closing	345	$5,298	49	133	—	—	139	$272	$(1,841)	394	$3,729
Fixed Asset Impairments related to Plant Closing								$1,894	—	—	$—

TOTAL	345	$5,298	49	$133	—	—	$139	$2,166	$(1,841)	394	$3,729

     2004 accruals

     Plant Closing Costs and Workforce Reduction Costs - During the third quarter of 2004, we closed our Harrisville, Rhode Island facility and moved its production to more modern and efficient facilities. It is anticipated that this restructuring plan will result in a workforce reduction of 49 positions, 41 of which were effective by November 12, 2004. All restructuring plan costs are attributable to our Pliant US segment and are anticipated to total $3.2 million, consisting primarily of fixed asset impairment charges of $1.9 million, equipment relocation costs of $0.4 million, severance and other personnel related costs of $ 0.3 million and other costs of $0.3 million.

4.	DISCONTINUED OPERATIONS

     On September 30, 2004, we sold substantially all of the assets of our wholly-owned subsidiary, Pliant Solutions Corporation. Pliant Solutions, previously reported as a separate operating segment, manufactured decorative and surface coverings through the conversion of various films into consumer packaged goods. These products were sold through retailers to consumers for a wide range of applications, including shelf-lining, decorative accents, glass coverings, surface repair, resurfacing and arts and crafts projects.

     In accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets, Pliant Solutions is being accounted for as a discontinued operation and, accordingly, its assets are segregated from continuing operations in the accompanying condensed consolidated balance sheet, and its operating results are segmented and reported as discontinued operations in the accompanying condensed consolidated statement of operations. Net sales for the three month periods ended September 30, 2004 and 2003 were $7.7 million and $11.1 million, respectively. Net sales for the nine months ended September 30, 2004 and 2003 were $22.6 million and $28.7 million, respectively. No tax benefits were recorded on the losses from discontinued operations or the loss on sale of discontinued operations as realization of these tax benefits is not certain.

     The assets of Pliant Solutions were sold for $10 million, of which $6.5 million was paid in cash at closing, and $3.5 million will be paid in equal monthly installments over a 3-year period. We recognized a loss on the sale of $8.5 million.

5.	INTEREST EXPENSE — Current and Long-term debt

     Interest expense — current and long-term debt in the statement of operations for the three and nine months ended September 30, 2004 and 2003 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Interest expense accrued, net	$23,973	$21,267	$70,789	$59,462
Recurring amortization of financing fees	1,125	1,266	3,354	3,966
Write-off of previously capitalized financing fees and interest rate derivatives costs(a)	—	974	10,118	7,306

TOTAL	$25,098	$23,507	$84,261	$70,734

Cash interest payments	$14,334	$12,460	$57,504	$49,089

(a) This write-off resulted from the repayment of our previous credit facilities in February 2004, from the net proceeds from the issuance of the senior secured discount notes and borrowings under our revolving credit facility. In May 2003, a portion of the financing fees capitalized in connection with our then existing credit facilities was written off in connection with the amendment to those agreements.

6.	EQUITY

Stock Option Plans

     During the three and nine months ended September 30, 2004, options to purchase 948 and 9,763 shares, respectively, of our common stock were cancelled in connection with employee terminations.

     We apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock-based compensation plans as they relate to employees and directors. We did not have compensation expense related to stock options for the three and nine month periods ended September 30, 2004 and September 30, 2003. Had the compensation cost for all the outstanding options been determined in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” our net income (loss) for the three and nine month periods ended September 30, 2004 and 2003 would have been the following pro forma amounts (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
As reported	$(32,156)	$(20,101)	$(84,284)	$(46,345)
Pro forma stock compensation expense	(200)	(178)	(600)	(534)

Pro forma	$(32,356)	$(20,279)	$(84,884)	$(46,879)

Restricted Stock

     On September 24, 2004, we adopted a 2004 Restricted Stock Incentive Plan, pursuant to which we sold to our President and Chief Executive Officer and selected additional officers of the Company, 704 shares of a total of 720 shares of a newly-created, non-voting Series B Redeemable Preferred Stock for a cash purchase price of $162 per share. These shares were issued in private transactions with officers of the Company and therefore were exempt from the registration requirements of the Securities Act of 1933. The Series B Preferred Stock will be automatically converted into common equity of the Company upon the consummation of an underwritten public offering registered under the Securities Act of shares of capital stock of the Company resulting in aggregate proceeds (net of underwriters discounts and commissions) to the Company of not less than $100 million.

7.	INCOME TAXES

     For the three months ended September 30, 2004, income tax expense was $0.9 million on pretax losses from continuing operations of $20.9 million compared to income tax expense of $1.6 million on pretax loss from continuing operations of $13.1 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004, income tax expense was $3.3 million on pretax loss from continuing operations of $65.1 million compared to income tax expense of $6.5 million on pretax loss from continuing operations of $30.4 million for the nine months ended September 30, 2003. Income tax benefits related to net operating losses in the United States are offset by a valuation allowance as the realization of these tax benefits is not certain. Therefore, the income tax expense in the statements of operations primarily reflects foreign income taxes. No income taxes are included in the loss from discontinued operations of $15.9 million for the nine months ended September 30, 2004.

8.	COMPREHENSIVE LOSS

     Other comprehensive loss for the three months ended September 30, 2004 and 2003 was ($32.2) million and ($19.0) million, respectively. Other comprehensive loss for the nine months ended September 30, 2004 and 2003 was ($83.6) million and ($40.6) million, respectively. The components of other comprehensive loss are net income (loss), the change in cumulative unrealized losses on derivatives recorded in accordance with Statement of Financial Accounting Standards No. 133 and foreign currency translation.

9.	REVOLVING CREDIT FACILITY AND ISSUANCE OF SENIOR SECURED DISCOUNT NOTES DUE 2009

     Long-term debt as of September 30, 2004 and December 31, 2003 consists of the following (in thousands):

	September 30,	December 31,
	2004	2003
Credit Facilities:
Revolving credit facility	$—	$—
Tranche A and B term loans under old credit facilities	—	219,575
Senior secured discount notes at 11 1/8%, net of unamortized issue discount	241,129	—
Senior secured notes, interest at 11 1/8%	250,000	250,000
Senior subordinated notes, interest at 13.0% (net of unamortized issue discount, premium and discount related to warrants)	313,002	312,402
Obligations under capital leases	706	856
Insurance financing	1,246	824

Total	806,083	783,657
Less current portion	(1,443)	(1,033)

Long-term portion	$804,640	$782,624

     On February 17, 2004 we repaid the balance outstanding on the revolving credit facility and term loans that existed on that date from the proceeds of the issuance of Senior Secured Discount Notes (discussed below) and the revolving credit facility (discussed below).

Revolving Credit Facility

     On February 17, 2004, we entered into a revolving credit facility providing up to $100 million (subject to the borrowing base and other limitations described below). The revolving credit facility includes a $15 million letter of credit sub-facility, with letters of credit reducing availability under the revolving credit facility.

     The revolving credit facility is secured by a first priority security interest in substantially all our domestic inventory, receivables and deposit accounts, 100% of the capital stock of, or other equity interests in, our existing and future domestic subsidiaries and foreign subsidiaries that are note guarantors, 65% of the capital stock of, or other equity interests in, our existing and future first-tier foreign subsidiaries, investment property and certain other assets of the Company and the note guarantors (the “Second - Priority Collateral”) and a second-priority security interest in our real property, fixtures, equipment, intellectual property and other assets (“First - Priority Collateral”).

     The revolving credit facility matures on February 17, 2009. The interest rates are at LIBOR plus 2.5% to 2.75% or ABR plus 1.5% to 1.75%. The average rate on borrowings outstanding during the third quarter of 2004 was 6.2%. The commitment fee for the unused portion of the revolving credit facility is 0.50% per annum.

     Borrowings under the revolving credit facility are limited as follows: if our fixed charge coverage ratio (as defined in the revolving credit facility), as reported at the end of a quarter, is less than 1.1/1.0, our borrowings are limited to 75% of the lesser of the total commitment under the facility and the borrowing base. The borrowing base consists of the sum of eligible accounts receivable and eligible inventory. As of September 30, 2004, our fixed coverage ratio was 1.0/1.0, and our borrowing base was $101 million. Accordingly, funds available for borrowings under the revolving credit facility as of that date were $75 million. This amount was further reduced to $68.3 million, after taking into account $6.7 million of letters of credit outstanding.

Issuance of 11 1/8% Senior Secured Discount Notes due 2009

     On February 17, 2004 we completed the sale of $306 million ($225.3 million of proceeds) principal amount at maturity of 11 1/8% Senior Secured Discount Notes due 2009. The proceeds of this offering and the borrowing under the new revolving credit facility (discussed above) were used to repay and terminate the revolving credit facility and term loans that existed at December 31, 2003.

     The Senior Secured Discount Notes are secured by a first priority security interest in the First - Priority Collateral and a second priority security interest in the Second - Priority Collateral.

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

10.	OPERATING SEGMENTS

     As a result of the sale of the Pliant Solutions business, formerly a separate operating segment, the Company now has three operating segments: Pliant U.S., Pliant Flexible Packaging and Pliant International. Segment information for 2003 has been restated to reflect this change in operating segments. Sales and transfers between our segments are eliminated in consolidation. We evaluate the performance of our operating segments based on net sales (excluding intercompany sales) and segment profit. The segment profit reflects income before interest expense, income taxes, depreciation, amortization, restructuring charges, discontinued operations and other non-cash charges and net adjustments for certain unusual items.

     Segment profit and segment assets as of and for the periods ended September 30, 2004 and 2003 are presented in the following table (in thousands). Certain reclassifications have been made to the prior year amounts to be consistent with the 2004 presentation.

		Pliant
	Pliant	Flexible	Pliant	Corporate /
	U.S.	Packaging	International	Other	Total
Three months ended September 30, 2004
Net sales to customers	$158,981	$57,995	$26,184	$—	$243,160
Intersegment sales	5,129	1,045	3,217	(9,391)	—

Total net sales	164,110	59,040	29,401	(9,391)	243,160
Depreciation and amortization	5,819	1,963	1,990	89	9,861
Interest expense	(12)	11	1,389	32,713	34,101
Segment profit	20,586	7,406	1,941	(4,680)	25,253
Capital expenditures	3,602	253	203	5	4,063
Three months ended September 30, 2003
Net sales to customers	$143,520	$57,529	$26,538	$—	$227,587
Intersegment sales	2,866	973	1,319	(5,158)	—

Total net sales	146,386	58,502	27,857	(5,158)	227,587
Depreciation and amortization	4,837	2,028	1,796	2,774	11,435
Interest expense	13	16	634	22,844	23,507
Segment profit	22,012	8,817	1,002	(6,245)	25,586
Capital expenditures	955	883	1,355	230	3,423

		Pliant
	Pliant	Flexible	Pliant	Corporate /
	U.S.	Packaging	International	Other	Total
Nine months ended September 30, 2004
Net sales to customers	$462,895	$172,708	$79,541	$—	$715,144
Intersegment sales	11,981	2,325	7,854	(22,160)	—

Total net sales	474,876	175,033	87,395	(22,160)	715,144
Depreciation and amortization	18,959	5,761	5,838	532	31,090
Interest expense	(16)	23	3,629	106,661	110,297
Segment profit	65,108	23, 377	5, 142	(15,184)	78,443
Segment total assets	466,069	136,176	83,333	82,692	768,270
Capital expenditures	8,559	726	5,080	609	14,974
Nine months ended September 30, 2003
Net sales to customers	$432,060	$162,852	$82,229	$—	$677,141
Intersegment sales	9,105	2,974	8,674	(20,753)	—

Total net sales	441,165	165,826	90,903	(20,753)	677,141
Depreciation and amortization	15,234	6,015	5,345	8,660	35,254
Interest expense	7	48	1,844	68,835	70,734
Segment profit	69,068	23,727	7,331	(13,785)	86,341
Segment total assets	497,562	153,125	104,333	101,961	856,981
Capital expenditures	4,487	5,025	3,873	1,024	14,409

     A reconciliation of the totals reported for the operating segments to the totals reported in the consolidated financial statements as of and for the three and nine months ended September 30, 2004 and 2003 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Profit or Loss
Total segment profit	$25,253	$25,586	$78,443	$86,341
Depreciation and amortization	(9,861)	(11,435)	(31,090)	(35,254)
Restructuring and other costs	(2,166)	(3,323)	(2,166)	(9,325)
Interest expense	(34,101)	(23,507)	(110,297)	(70,734)
Other expenses and adjustments for non-cash charges and certain adjustments defined by our credit agreement	—	(381)	—	(1,426)

Income (loss) from continuing operations before income taxes	$(20,875)	$(13,060)	$(65,110)	$(30,398)

Assets
Total assets for reportable segments			685,578	755,020
Other unallocated assets			82,692	70,478
Assets from Discontinued Operations (see footnote 4)			—	31,483

Total consolidated assets			$768,270	$856,981

11.	SHARES SUBJECT TO MANDATORY REDEMPTION

     The Company adopted Statement of Financial Accounting Standard No. 150 (“SFAS 150”), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, effective January 1, 2004. As a result, our Series A redeemable preferred stock, which has an unconditional mandatory redemption feature, was recorded as a liability on the date of adoption at fair market value. Fair market value was determined using the value of the securities on the date of issuance plus accretion of discount from the date of issuance through December 31, 2003 and the cumulative unpaid dividends from the date of issuance through December 31, 2003. In addition, effective January 1, 2004, the dividends and accretion on the preferred shares are included as a part of interest expense in the statement of operations.

     In addition, as a result of adopting SFAS 150, the Company’s redeemable common shares that have been put for redemption by a shareholder were recorded as a liability at fair value. The fair value was computed using the agreed upon price of the redemption times the number of shares put by the shareholder. As required by SFAS 150, prior periods were not restated.

     The shares subject to mandatory redemption are as follow (in thousands):

		As of
	As of January 1,	September 30,
	2004	2004
Redeemable Preferred Shares 167,000 shares authorized, 140,973 shares outstanding as of September 30, 2004, designated as Series A, no par value with a redemption value of $1,000 per share plus accumulated dividends	$188,223	$214,259
18,200 Redeemable Common Shares that have been put for redemption by a shareholder, net of a shareholder note of $2,431	6,362	6,362

Total shares subject to mandatory redemption	$194,585	$220,621

     The maximum cash settlement at the redemption date of June 1, 2011 (assuming no cash dividends are paid through the redemption date) is $ 680.6 million for the redeemable preferred shares and $ 6.4 million (net of the note receivable of $ 2.4 million) for the redeemable common shares that have been put for redemption by the shareholder.

12.	DEFINED BENEFIT PLANS

     The company sponsors three noncontributory defined benefit pension plans (the “United States Plans”) covering domestic employees with 1,000 or more hours of service. The company funds these in accordance with the funding requirements of the

Employee Retirement Income Security Act of 1974. Contributions are intended to not only provide for benefits attributed to service to date but also for those expected to be earned in the future. We also sponsor a defined benefit plan in Germany (the “Germany Plan”). For information on the Germany Plan please refer to the Company’s Form 10-K for the year ended December 31, 2003.

     In the second quarter of 2004, the Company redesigned its retirement programs which led to the curtailment and “freeze” of the pension plan for U.S. salaried employees effective June 30, 2004. As a result, a curtailment benefit of $1.6 million was recognized as income during the quarter ended June 30, 2004.

     The consolidated accrued net pension expense for the three and nine months ended September 30, 2004 and 2003 includes the following components (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003
United States Plans
Service cost-benefits earned during the period	$62	$1,119	$2,440	$3,357
Interest cost on projected benefit obligation	1,105	1,289	3,853	3,867
Expected return on assets	(1,164)	(869)	(3,374)	(2,607)
Curtailment gain	—	—	(1,563)	—
Other	21	130	389	390

Total accrued pension expense	$24	$1,669	$1,745	$5,007
Employer Contributions (a)
2004 Expected to plan trusts	$7,261

(a)	Disclosed due to the change from Form 10-K for the year ended December 31, 2003 as a result of the minimum funding changes made under the Pension Funding Equity Act.

13.	CONTINGENCIES

     Litigation We are involved in various litigation matters from time to time in the ordinary course of our business, including matters described in previous filings. In our opinion, none of such litigation is material to our financial condition or results of operations.

14.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     The following condensed consolidating financial statements present, in separate columns, financial information for:

i.	Pliant Corporation (on a parent only basis) with its investment in its subsidiaries recorded under the equity method;

ii.	guarantor subsidiaries (as specified in the Indenture dated May 31, 2000 (the “2000 Indenture”) relating to Pliant’s $220 million senior subordinated notes due 2010 (the “2000 Notes”), the Indenture dated April 10, 2002 (the “2002 Indenture”) relating to Pliant’s $100 million senior subordinated notes due 2010 (the “2002 Notes”), the Indenture dated May 30, 2003 (the “ 2003 Indenture”) relating to Pliant’s $ 250 million senior secured notes due 2009 (the “2003 Notes”) and the Indenture dated February 17, 2004 ( the “2004 Indenture” and, together with the 2000 Indenture, the 2002 Indenture and the 2003 Indenture, the “Indentures”) relating to Pliant’s $306 million senior secured discount notes due 2009 (the “2004 Notes” and, together with the 2000 Notes, the 2002 Notes and the 2003 Notes, the “Notes”)) on a combined basis, with any investments in non-guarantor subsidiaries specified in the Indentures recorded under the equity method;

iii.	direct and indirect non-guarantor subsidiaries on a combined basis;

iv.	the eliminations necessary to arrive at the information for Pliant Corporation and its subsidiaries on a consolidated basis; and

v.	Pliant Corporation on a consolidated basis, in each case as of September 30, 2004 and December 31, 2003 and for the nine months ended September 30, 2004 and 2003.

     The Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary and each guarantor subsidiary is wholly owned, directly or indirectly, by Pliant Corporation. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to Pliant Corporation, except from our Alliant joint venture. Alliant is a limited liability company in which we and Supreme Plastics Ltd., a company based in the United Kingdom, each hold a 50% interest. The agreement governing the limited liability company prohibits distributions to the members of the company before July 27, 2004, other than annual distributions sufficient to pay taxes imposed upon the members as a result of the attribution to the members of income of the joint venture. The condensed consolidating financial statements are presented herein, rather than separate financial statements for each of the guarantor subsidiaries, because management believes that separate financial statements relating to the guarantor subsidiaries are not material to investors

     In 2004, one of our subsidiaries in Canada, Uniplast Industries Co., became a guarantor subsidiary. As a result, all periods presented include Uniplast Industries Co. as a guarantor subsidiary.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2004 (IN THOUSANDS) (UNAUDITED)

	Pliant	Combined	Combined		Consolidated
	Corporation	Guarantor	Non-Guarantor		Pliant
	(Parent Only)	Subsidiaries	Subsidiaries	Eliminations	Corporation
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,241	$550	$1,996	$—	$5,787
Receivables — net	96,995	12,011	20,289	—	129,295
Inventories	65,563	7,637	11,440	—	84,640
Prepaid expenses and other	2,580	572	2,274	—	5,426
Income taxes receivable	—	—	—	—	—
Deferred income taxes	9,984	—	(976)	—	9,008

Total current assets	178,363	20,770	35,023	—	234,156
PLANT AND EQUIPMENT — Net	240,344	17,090	39,095	—	296,529
INTANGIBLE ASSETS — Net	173,279	25,086	1,317	—	199,682
INVESTMENT IN SUBSIDIARIES	(20,246)	—	—	20,246	—
OTHER ASSETS	34,061	526	3,316	—	37,903

TOTAL ASSETS	$605,801	$63,472	$78,751	$20,246	$768,270

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term debt	$1,443	$—	$—	$—	$1,443
Trade accounts payable	88,068	7,526	12,246	—	107,840
Accrued liabilities	51,406	5,943	6,945	—	64,294
Due to (from) affiliates	(119,715)	73,256	46,459	—	—

Total current liabilities	21,202	86,725	65,650	—	173,577
LONG-TERM DEBT — Net of current portion	804,640		—	—	804,640
OTHER LIABILITIES	21,416	—	2,865	—	24,281
DEFERRED INCOME TAXES	21,933	3,563	3,611	—	29,107
SHARES SUBJECT TO MANDATORY REDEMPTION	220,621	—	—	—	220,621

Total Liabilities	1,089,812	90,288	72,126	—	1,252,226

MINORITY INTEREST	—	—	55	—	55

REDEEMABLE PREFERRED STOCK	114	—	—	—	114
REDEEMABLE COMMON STOCK	6,645	—	—	—	6,645
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock	103,376	—	—	—	103,376
Additional paid-in capital		14,020	29,302	(43,322)	—
Warrants	39,133	—	—	—	39,133
Retained earnings accumulated (deficit)	(621,336)	(42,081)	(14,283)	56,364	(621,336)
Stockholders’ note receivable	(660)	—	—	—	(660)
Accumulated other comprehensive loss	(11,283)	1,245	(8,449)	7,204	(11,283)

Total stockholders’ equity (deficit)	(490,770)	(26,816)	6,570	20,246	(490,770)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$605,801	$63,472	$78,751	$20,246	$768,270

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2003 (IN THOUSANDS) (UNAUDITED)

	Pliant				Consolidated
	Corporation	Combined	Combined		Pliant
	Parent Only	Guarantors	Non-Guarantors	Eliminations	Corporation
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$1,192	$2,116	$—	$3,308
Receivables — net	79,685	9,871	18,186	—	107,742
Inventories	63,954	8,473	11,698	—	84,125
Prepaid expenses and other	2,626	460	723	—	3,809
Income taxes receivable	167	806	463	—	1,436
Deferred income taxes	10,934	(1,521)	4	—	9,417
Discontinued current assets	—	15,294	—	—	15,294

Total current assets	157,366	34,575	33,190	—	225,131
PLANT AND EQUIPMENT, Net	253,601	20,427	41,392	—	315,420
GOODWILL	182,162	—	—	—	182,162
INTANGIBLE ASSETS, Net	19,252	—	—	—	19,252
INVESTMENT IN SUBSIDIARIES	(916)	(1,062)	1,062	916	—
OTHER ASSETS	36,125	—	4,047	—	40,172
DISCONTINUED NONCURRENT ASSETS	500	4,149	—	—	4,649

TOTAL ASSETS	$648,090	$58,089	$79,691	$916	$786,786

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Trade accounts payable	$66,839	$8,520	$14,441	$—	$89,800
Accrued liabilities	53,714	4,790	5,142	—	63,646
Current portion of long-term debt	1,033	—	—	—	1,033
Due to (from) affiliates	(72,692)	56,423	16,269	—	—

Total current liabilities	48,894	69,733	35,852	—	154,479
LONG-TERM DEBT, Net of current portion	758,461	—	24,163	—	782,624
OTHER LIABILITIES	24,952	—	2,541	—	27,493
DEFERRED INCOME TAXES	21,676	2,502	3,614	—	27,792

Total liabilities	853,983	72,235	66,170	—	992,388

MINORITY INTEREST	—	—	291	—	291
REDEEMABLE STOCK:
Preferred stock	188,223	—	—	—	188,223
Common stock	13,008	—	—	—	13,008

Total redeemable stock	201,231	—	—	—	201,231

STOCKHOLDERS’ (DEFICIT):
Common stock	103,376	14,020	29,302	(43,322)	103,376
Warrants to purchase common stock	39,133	—	—	—	39,133
Retained earnings (deficit)	(537,052)	(28,155)	(9,845)	38,000	(537,052)
Stockholders’ notes receivable	(660)	—	—	—	(660)
Accumulated other comprehensive loss	(11,921)	(11)	(6,227)	6,238	(11,921)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(407,124)	(14,146)	13,230	916	(407,124)

Total liabilities and stockholders’ (deficit)	$648,090	$58,089	$79,691	$916	$786,786

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 (IN THOUSANDS) (UNAUDITED)

	Pliant	Combined	Combined		Consolidated
	Corporation	Guarantor	Non-Guarantor		Pliant
	(Parent Only)	Subsidiaries	Subsidiaries	Eliminations	Corporation
SALES , Net	$588,571	$58,251	$90,482	$(22,160)	$715,144
COST OF SALES	490,199	50,952	84,274	(22,160)	603,265

GROSS PROFIT	98,372	7,299	6,208	—	111,879
OPERATING EXPENSES	56,708	3,588	6,330	—	66,626

OPERATING INCOME	41,664	3,711	(122)	—	45,253
INTEREST EXPENSE	(106,669)	(471)	(3,157)	—	(110,297)
EQUITY IN EARNINGS OF SUBSIDIARIES	(16,764)	—	—	16,764	—
OTHER INCOME (EXPENSE), Net	(412)	(121)	467	—	(66)

NET INCOME (LOSS) BEFORE INCOME TAXES	(82,181)	3,119	(2,812)	16,764	(65,110)
INCOME TAX PROVISION	503	1,164	1,626	—	3,293

INCOME (LOSS) FROM CONTINUING OPERATIONS	(82,684)	1,955	(4,438)	16,764	(68,403)
LOSS FROM DISCONTINUED OPERATIONS	—	(15,881)	—	—	(15,881)

NET INCOME (LOSS)	$(82,684)	$(13,926)	$(4,438)	$16,764	$(84,284)

CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 (IN THOUSANDS) (UNAUDITED)

	Pliant	Combined	Combined		Consolidated
	Corporation	Guarantor	Non-Guarantor		Pliant
	(Parent Only)	Subsidiaries	Subsidiaries	Eliminations	Corporation
SALES , Net	$553,077	$57,976	$86,841	$(20,753)	$677,141
COST OF SALES	455,033	50,220	77,573	(20,753)	562,073

GROSS PROFIT	98,044	7,756	9,268	—	115,068
OPERATING EXPENSES	64,320	2,486	9,485	—	76,291

OPERATING INCOME	33,724	5,270	(217)	—	38,777
INTEREST EXPENSE	(68,848)	(445)	(1,441)	—	(70,734)
EQUITY IN EARNINGS OF SUBSIDIARIES	(9,113)	—	—	9,113	—
OTHER INCOME (EXPENSE), Net	(175)	(157)	1,891	—	1,559

INCOME (LOSS) BEFORE INCOME TAXES	(44,412)	4,668	233	9,113	(30,398)
INCOME TAX PROVISION (BENEFIT)	(672)	6,392	783	—	6,503

INCOME (LOSS) FROM CONTINUING OPERATIONS	(43,740)	(1,724)	(550)	9,113	(36,901)

LOSS ON DISCONTINUED OPERATIONS	(2,605)	(6,839)	—	—	(9,444)

NET INCOME (LOSS)	$(46,345)	$(8,563)	$(550)	$9,113	$(46,345)

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 (IN THOUSANDS) (UNAUDITED)

	Pliant	Combined	Combined		Consolidated
	Corporation	Guarantor	Non-Guarantor		Pliant
Table be updated	(Parent Only)	Subsidiaries	Subsidiaries	Eliminations	Corporation

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(10,228)	$2,737	$27,747	$—	$20,256

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of Solutions’ assets	6,450	—	—	—	6,450
Capital expenditures for plant and equipment	(9,210)	(299)	(5,465)	—	(14,974)

Net cash used in investing activities	(2,760)	(299)	(5,465)	—	(8,524)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of senior secured discount notes	225,299	—	—	—	225,299
Payment of financing fees	(9,354)	—	—	—	(9,354)
Repayment of term debt and revolver	(195,412)	—	(24,163)	—	(219,575)
Repayment of capital leases and other, net	34	—	—	—	34
Proceeds from revolving debt, net	—	—	—	—	—
Proceeds from issuance of preferred stock	—	—	—	—	—
Cash to discontinued operations	(3,952)	(1,886)			(5,838)

Net cash provided by (used in) financing activities	16,615	(1,886)	(24,163)		(9,434)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(386)	(1,194)	1,761	—	181

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,241	(642)	(120)	—	2,479
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	—	1,192	2,116	—	3,308

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$3,241	$550	$1,996	$—	$5,787

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 (IN THOUSANDS) (UNAUDITED)

	Pliant	Combined	Combined		Consolidated
	Corporation	Guarantor	Non-Guarantor		Pliant
	(Parent Only)	Subsidiaries	Subsidiaries	Eliminations	Corporation
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(34,768)	$(10,982)	$7,643	$—	$(38,107)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for plant and equipment	(7,559)	(1,163)	(5,687)	—	(14,409)

Net cash used in investing activities	(7,559)	(1,163)	(5,687)	—	(14,409)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of preferred stock	9,532	—	—	—	9,532
Payment of financing fees	(10,472)	—	—	—	(10,472)
(Payment) receipt of dividends	2,499	—	(2,499)	—	—
Proceeds from issuance of senior subordinated debt	250,000	—	—	—	250,000
Borrowings under revolver	50,250	—	—	—	50,250
Repayment of term debt and revolver	(251,871)	—	(629)	—	(252, 500)

Cash to discontinued operations	—	16,516	—	—	16,516

Net cash provided by (used in) financing activities	49,938	16,516	(3,128)	—	63,326

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	404	(4,104)	1,258	—	(2,442)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,015	267	86	—	8,368
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	—	(21)	1,656	—	1,635

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$8,015	$246	$1,742	$—	$10,003

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 10-K”) and our Registration Statement on Form S-4, as amended (file No. 333-114608) filed on April 20, 2004. This section contains certain forward-looking statements within the meaning of federal securities laws that involve risks and uncertainties, including statements regarding our plans, objectives, goals, strategies and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under “Cautionary Statement for Forward-Looking Information” below and elsewhere in this report.

General

     We generate our revenues, earnings and cash flows from the sale of film and flexible packaging products throughout the world. We manufacture these products at 24 facilities located in the United States, Australia, Canada, Germany and Mexico. Our sales have grown primarily as a result of strategic acquisitions made over the past several years, increased levels of production at acquired facilities, return on capital expenditures and the overall growth in the markets for film and flexible packaging products.

Third Quarter Highlights

     We recorded sales of $243.2 million in the third quarter of 2004. This is a 6.8% increase from sales of $227.6 million in the third quarter of 2003, stated on a comparable basis excluding the results of the Pliant Solutions segment (which was sold during the third quarter of 2004 and accounted for as a discontinued operation) for both periods. On a year-to-date basis, sales increased by 5.6%, from $677.1 million in the third quarter of 2003 to $715.1 million in the third quarter of 2004. Third quarter 2004 sales measured in pounds were 221 million, which represents a 3.1% increase from the third quarter of 2003. Pounds sold on a year-to-date basis increased by 2.9% from 641.4 million in 2003 to 660.2 million in 2004.

     Total segment profit was $25.3 million for the third quarter of 2004, compared to $25.6 million for the third quarter of 2003, presented on a comparable basis excluding the results of the Pliant Solutions segment (which was sold during the third quarter of 2004 and accounted for as a discontinued operation) for both periods. Segment profit is defined as income before interest expense, income taxes, depreciation, amortization, restructuring charges, discontinued operations, and other non-cash charges and net adjustments for certain unusual items. The primary reason for the reduction in segment profit was the increased costs of raw materials described below.

     In the 3rd quarter:

•	Our marquee account approach to the market began to show results, as we attained record sales levels in both dollars and pounds on a year-to-date basis;

•	Operational excellence programs continued to yield significant cost savings in waste, quality returns, and cash conversion costs;

•	The Pliant Solutions segment was sold for a total consideration of $10 million, eliminating the recurring losses we have suffered from that non-core business; $6.5 million in cash proceeds were received on September 30 and were used to pay down the balance on our revolving credit facility.

•	The Rhode Island manufacturing facility was closed, and we transferred production to more efficient plants;

•	The Mexico operation has made significant improvements and recorded a positive segment profit in the third quarter; and

•	We were awarded government research and development contracts worth $5.1 million for leading edge food packaging solutions.

Raw Material Costs

     The primary raw materials used in the manufacture of most of our products are polyethylene resin and polypropylene resin. Prices for these commodities have risen dramatically in recent months, due to the increasing global demand for petrochemical feedstocks, as well as the rising costs of natural gas liquids and crude oil, and these prices are expected to continue to rise in the fourth quarter of 2004 and beyond. Average industry prices for polyethylene were approximately 19% higher during the third quarter of 2004 than in the same period of 2003. We have not historically hedged our exposure to raw material increases, but we are working to improve our ability to pass through any cost increases in raw materials to our customers. However, price increases are only partially effective, within a given period, in offsetting the impact of resin cost increases, which increases may have an adverse effect on our profitability, working capital and cash flows. Raw material costs as a percentage of sales increased to 51.4% for the third quarter of 2004, from 48.8% for the comparable period of 2003, and to 51.0% for the first nine months of 2004, from 47.3% for the comparable period of 2003.

Results of Operations

     The following table sets forth net sales, operating expenses, and operating income, and such amounts as a percentage of net sales, for the three and nine months ended September 30, 2004 and 2003 (dollars in millions).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003
		% of		% of		% of		% of
	$	Sales	$	Sales	$	Sales	$	Sales
Net sales	$243.2	100.0%	$227.6	100.0%	$715.1	100.0%	$677.1	100.0%
Cost of sales	207.0	85.1	189.7	83.3	603.2	84.4	562.0	83.0

Gross profit	36.2	14.9	37.9	16.7	111.9	15.6	115.1	17.0
Operating expenses before restructuring and other costs	20.8	8.6	24.0	10.5	64.4	9.0	67.0	9.9
Restructuring and other costs	2.2	0.9	3.3	1.5	2.2	0.3	9.3	1.4

Total operating expenses	23.0	9.5	27.3	12.0	66.6	9.3	76.3	11.3

Operating income	$13.2	5.4%	$10.6	4.7%	$45.3	6.3%	$38.8	5.7%

Three Months Ended September 30, 2004 Compared with the Three Months Ended September 30, 2003

Net Sales

     Net sales increased by $15.6 million, or 6.8%, to $243.2 million for the third quarter of 2004, from $227.6 million for the three months ended September 30, 2003. The increase consisted of a 3.1% increase in sales volumes, attributable to our Pliant U.S. segment, and a 3.6% increase in our average selling prices. See “Operating Segment Review” below for a detailed discussion of sales volumes and selling prices by segment and division.

Gross Profit

     Gross profit decreased by $1.7 million, or 4.5%, to $36.2 million for the third quarter of 2004, from $37.9 million for the third quarter of 2003. This decrease was primarily due to selling prices increasing at rates that were insufficient to compensate for increased resin prices. See “Operating Segment Review” below for a detailed discussion of the margin variances by segment.

Total Operating Expenses before Restructuring and Other Costs

     Total operating expenses before restructuring and other costs decreased $3.2 million, or 13.3%, to $20.8 million for the third quarter of 2004, from $24.0 million for the third quarter of 2003. This decrease was attributable to a $1.5 million decrease in depreciation expense in 2004 and a $0.5 million decrease in selling and administrative expenses in our international locations. In addition, the costs incurred in 2003 included $1.1 million of severance costs related to organizational changes.

Restructuring and Other Costs

     Restructuring and other costs were $2.2 million for the third quarter of 2004, compared to $3.3 million for the third quarter of 2003. The costs for the third quarter of 2004 included $0.3 million for plant closure costs and $1.9 million in fixed asset impairment charges related to the closure of our Harrisville, Rhode Island plant. The costs for the third quarter of 2003 included $1.6 million in fixed asset impairment charges related to the closure of our plant in Shelbyville, Indiana, $0.7 million related to the closure of our facility in Brazil, consisting primarily of fixed asset impairment charges, and costs related to the consolidation of two plants in Mexico.

Operating Income

     Operating income increased by $ 2.6 million, to $13.2 million for the third quarter of 2004, from $10.6 million for the third quarter of 2003, due to the factors discussed above.

Interest Expense

     Interest expense on current and long-term debt increased by $1.6 million, or 6.8%, to $25.1 million for the third quarter of 2004, from $23.5 million for the third quarter of 2003. This increase was principally due to the higher interest costs resulting from the issuance of an additional $250 million of senior secured notes in May 2003 and accretion of the issue discount associated with the $225.3 million in net proceeds of senior secured discount notes issued in February 2004. The proceeds from the issuance of these notes were used to repay bank debt that carried a lower interest rate.

     Interest expense on preferred stock for the third quarter of 2004 of $9.0 million reflects the dividends and accretion on our redeemable preferred stock that are classified as interest expense pursuant to SFAS 150, effective January 1, 2004.

Income Tax Expense

     Income tax expense for the third quarter of 2004 was $0.9 million on pretax losses of $20.9 million, compared to income tax expense of $1.6 million on pretax losses of $13.1 million for the same period in 2003. Income tax benefits related to net operating losses in the United States were offset by a valuation allowance as the realization of these tax benefits is not certain. The income tax expense in the statements of operations primarily reflects foreign income taxes.

Loss from Continuing Operations

     Loss from continuing operations increased by $7.1 million to $21.8 million for the third quarter of 2004, from $14.7 million for the third quarter of 2003, due to the factors discussed above, most notably the $9.0 million of non-cash accrued dividends and accretion related to our preferred stock and classified as interest expense pursuant to SFAS 150, effective January 1, 2004.

Discontinued Operations

     On September 30, 2004, we sold substantially all of the assets of our wholly-owned subsidiary, Pliant Solutions Corporation, for approximately $10 million, of which $6.5 million was paid in cash at closing and $3.5 million will be paid in equal monthly installments over a 3-year period, and recorded a loss on sale of these assets of $8.5 million. Operating losses from these discontinued operations for the three months ended September 30, 2004 were $1.9 million, compared to $ 5.4 million in 2003.

Nine Months Ended September 30, 2004 Compared with the Nine Months Ended September 30, 2003

Net Sales

     Net sales increased by $38.0 million, or 5.6%, to $715.1 million for the nine months ended September 30, 2004, from $677.1 million for the nine months ended September 30, 2003. The increase consisted of a 2.9% increase in sales volumes and a 2.6% increase in our average selling price resulting primarily from the pass through of increases in our raw material costs to customers. See “Operating Segment Review” below for a detailed discussion of sales volumes and selling prices by segment and division.

Gross Profit

     Gross profit decreased by $3.2 million, or 2.8%, to $111.9 million for the nine months ended September 30, 2004, from $115.1 million for the nine months ended September 30, 2003. This decrease was primarily due to the effect of lower margins partially offset by the effect of higher sales volumes. See “Operating Segment Review” below for a detailed discussion of the margin variances by segment.

Total Operating Expenses before Restructuring and Other Costs

     Total operating expenses before restructuring and other costs decreased $2.6 million, or 3.9%, to $64.4 million for the nine months ended September 30, 2004, from $67.0 million for the nine months ended September 30, 2003. This decrease was primarily related to a $3.2 million decrease in depreciation expense in 2004 as a result of the completion of the depreciation of a major computer system, offset by $0.5 million in higher legal costs.

Restructuring and Other Costs

     Restructuring and other costs were $2.2 million for the nine months ended September 30, 2004, compared to $9.3 million for the nine months ended September 30, 2003. The costs for the nine months ended September 30,2004 included $0.3 million for plant closure costs and $1.9 million in fixed asset impairment charges related to the closure of our Harrisville, Rhode Island plant. The costs for the nine months ended September 30,2003 included $1.6 million in fixed asset impairment charges related to the closure of our facility in Shelbyville, $0.7 million related to the closure of our facility in Brazil, consisting primarily of fixed asset impairment charges, $1.2 million relate to the consolidation of two plants in Mexico, $1.3 million related to the closure and transfer of production from our Merced facility and other costs related to the closure of our Shelbyville facility.

Operating Income

     Operating income increased by $ 6.5 million, or 16.8%, to $45.3 million for the nine months ended September 30, 2004, from $38.8 million for the nine months ended September 30, 2003, due to the factors discussed above, as well as a gain of $1.6 million related to the curtailment of the U.S. salaried pension plan recorded in the first nine months of 2004. (See Note 12 to the condensed consolidated financial statements).

Interest Expense

     Interest expense on current and long-term debt increased by $13.5 million, or 19.1%, to $84.2 million for the nine months ended September 30, 2004, from $70.7 million for the nine months ended September 30, 2003. This increase was principally due to a full nine months worth of higher interest costs resulting from the issuance of an additional $250 million of senior secured notes in May 2003 and to the accretion of the issue discount associated with the $225.3 million senior secured discount notes issued in February 2004. The proceeds from the issuance of these notes were used to repay bank debt that carried a lower interest rate. In addition, first quarter 2004 interest expense included a charge for the write-off of previously capitalized financing fees and losses related to interest rate derivatives totaling $ 10.1 million. Partially offsetting these increases was a charge of $5.4 million taken in the second quarter of 2003 for the write-off of previously capitalized financing fees.

     Interest expense on preferred stock for the nine months ended September 30, 2004 of $26.0 million reflects the dividends and accretion on the redeemable preferred stock of the Company that is classified as interest expense after adoption of SFAS 150, effective January 1, 2004.

Other Income (Expense)

     Other expense was $0.1 million for the nine months ended September 30, 2004, compared to other income of $ 1.6 million for the nine months ended September 30, 2003. The other income for the nine months ended September 30, 2003 included primarily $0.5 million of currency gains, $0.2 million of royalty income and $0.2 million of rental income.

Income Tax Expense

     Income tax expense for the nine months ended September 30, 2004 was $3.3 million on pretax losses of $65.1 million, compared to $6.5 million on pretax losses of $30.4 million for the same period in 2003. Income tax benefits related to net operating losses in the United States were offset by a valuation allowance as the realization of these tax benefits is not certain. Therefore, the income tax expense in the statements of operations primarily reflects foreign income taxes.

Loss from Continuing Operations

     Loss from continuing operations increased $31.5 million to $68.4 million for the nine months ended September 30,2004, from $36.9 million for the nine months ended September 30,2003 due to the factors discussed above, most notably interest expense of $39.5 million, which included $26.0 million in interest expense related to preferred stock after adoption of SFAS 150, effective January 1, 2004.

Discontinued Operations

     On September 30, 2004, we sold substantially all of the assets of our wholly-owned subsidiary, Pliant Solutions Corporation, for approximately $10 million, of which $6.5 million was paid in cash at closing and $3.5 million will be paid in equal monthly installments over a 3-year period, and we recognized a loss on the sale of $8.5 million. Operating losses from these discontinued operations for the nine months ended September 30, 2004 were $7.4 million compared to $9.4 million in 2003.

Operating Segment Review

General

     We evaluate the performance of our operating segments based on net sales (excluding inter-company sales) and segment profit. The segment profit reflects income before interest expense, income taxes, depreciation, amortization, restructuring charges, discontinued operations and other non-cash charges and net adjustments for certain unusual items. For more information on our operating segments, including a reconciliation of segment profit to income before taxes, see Note 10 to the condensed consolidated financial statements included elsewhere in this report.

     We have three reporting segments: Pliant U.S., Pliant Flexible Packaging, and Pliant International.

     Summary of segment information (in millions of dollars):

				Unallocated
	Pliant	Pliant Flexible	Pliant	Corporate
	U.S.	Packaging	International	Expenses	Total
Three months ended September 30, 2004
Net sales	$159.0	$58.0	$26.2	$—	$$243.2
Segment profit (loss)	$20.6	7.4	1.9	(4.6)	25.3
Three months ended September 30, 2003
Net sales	$143.6	57.5	26.5	—	227.6
Segment profit (loss)	$22.0	8.8	1.0	(6.2)	25.6
Nine months ended September 30, 2004
Net sales	$462.9	172.7	79.5	—	715.1
Segment profit (loss)	$65.1	23.4	5.1	(15.2)	78.4
Nine months ended September 30, 2003
Net sales	$432.0	162.9	82.2	—	677.1
Segment profit (loss)	$69.1	23.7	7.3	(13.8)	86.3

Three Months Ended September 30, 2004 Compared with the Three Months Ended September 30, 2003

Pliant U.S.

     Net sales. Net sales of our Pliant U.S. segment increased $15.4 million, or 10.7%, to $159.0 million for the third quarter of 2004, from $143.6 million for the third quarter of 2003. This increase consisted of an increase in sales volumes of 4.8% and an increase of 5.7% in average selling prices. The increase in sales volumes is discussed for each Pliant U.S. division below.

     Net sales in our Industrial Films division increased $6.4 million, or 13.8%, to $53.0 million for the third quarter of 2004, from $46.6 million for the third quarter of 2003. This increase consisted of an increase in sales volumes of 1.9 million pounds or 3.2% and an increase in average selling prices of 8.2 cents per pound or 10.2%. The increase in sales volume was primarily due to higher sales from our new “Revolution” stretch film products and 1.2 million pounds of initial sales on a 16 million pound contract recently received from a new major customer. Net sales in our Specialty Films division increased $3.0 million, or 6.5%, to $49.8 million for the third quarter of 2004, from $46.8 million for the third quarter of 2003. This increase consisted of an increase in sales volume of 1.8 million pounds, or 4.2%, primarily from the California and Florida agricultural films markets where we’ve improved market share and from low gel film market sales to Asian markets, and an increase in average selling prices of 2.2%. Net sales in our Converter Films division increased $6.0 million, or 11.9%, to $56.2 million for the third quarter of 2004, from $50.2 million for the third quarter of 2003. This increase consisted of an increase in sales volumes of 3.6 million pounds, or 7.2%, and an increase in average selling prices of 4.4%. The increase in sales volumes was principally due to expansion of our business to new customers and increased sales to existing customers, through more focused marketing efforts in the industrial products market, expanded demand in the agricultural film markets and product innovations in the custom films markets.

     Segment profit. Pliant U.S. segment profit decreased $1.4 million to $20.6 million for the third quarter of 2004, compared to $22.0 million for the third quarter of 2003, principally due to lower volumes and gross margins in our Converter Films division, partially offset by higher sales volume in our Industrial and Specialty Films divisions. The decrease in our Converter Films division gross margins was principally due to selling prices increasing at rates that were insufficient to compensate for increases in resin prices.

Pliant Flexible Packaging

     Net sales. Net sales of our Pliant Flexible Packaging segment increased $0.5 million, or 0.9%, to $58.0 million for the third quarter of 2004, from $57.5 million for the third quarter of 2003. This increase consisted of an increase in average selling prices of 2.8%, offset by a decrease in sales volume of 1.9%, related primarily to two customers in the barrier films market.

     Segment profit. Pliant Flexible Packaging segment profit decreased $1.4 million to $7.4 million for the third quarter of 2004, from $8.8 million for the third quarter of 2003. This decrease in segment profit was principally due to a decline in sales volume in the barrier films market, primarily attributable to two large customers; one time severance, recruiting and other costs related to centralizing customer service function; and increased freight cost from more expedited shipping by our printed plants.

Pliant International

     Net sales.Net sales of our Pliant International segment decreased $0.3 million, or 1.3%, to $26.2 million for the third quarter of 2004, from $26.5 million for the third quarter of 2003. This decrease consisted of a decrease in average selling prices of 2.1%, primarily at our Mexico operations, partially offset by an increase in sales volumes of 0.8%. Average selling prices in Mexico decreased principally due to the deterioration of the Mexican peso and a shift in our sales mix.

     Segment profit. Pliant International segment profit increased $0.9 million to $1.9 million for the third quarter of 2004, from $1.0 million for the third quarter of 2003. This increase was due principally to the improvements in the operating results of our plant in Mexico. Management changes at this location have resulted in increased sales volume and improved operating results.

Unallocated Corporate Expenses

     Unallocated corporate expenses decreased $1.6 million to $4.6 million for the third quarter of 2004, compared to $6.2 million for the third quarter of 2003. This decrease was primarily due to a $0.7 million decrease in legal costs and to $1.1 million of severance related costs recorded in the third quarter of 2003 related to organizational changes.

Nine Months Ended September 30, 2004 Compared with the Nine Months Ended September 30, 2003

Pliant U.S.

     Net sales. Net sales of our Pliant U.S. segment increased $30.9 million, or 7.2%, to $462.9 million for the nine months ended September 30, 2004 from $432.0 million for the nine months ended September 30, 2003. This increase consisted of an increase in sales volumes of 4.1% and an increase in average selling prices of 2.9%. The increase in sales volumes is discussed for each Pliant U.S. division below.

     Net sales in our Industrial Films division increased $14.3 million, or 10.5%, to $150.9 million for the nine months ended September 30, 2004, from $136.6 million for the same period in 2003. This increase consisted of an increase in sales volumes of 3.4% and an increase in average selling prices of 6.8%. The increase in sales volumes was primarily due to higher sales from our new “Revolution” stretch film products and additional PVC sales from relocated lines now in operation. Net sales in our Specialty Films division increased $3.4 million, or 2.4%, to $145.4 million for the nine months ended September 30, 2004, from $142.0 million for the same period in 2003. This increase consisted of an increase in our sales volumes of 3.8 million pounds, primarily in the agricultural, low gel and custom films markets, and an increase in average selling prices of 0.3%. The increase in sales volume in the agricultural films market was in California where we’ve strengthened our broker network. Net sales in our Converter Films division increased $13.0 million, or 8.1%, to $174.3 million for the nine months ended September 30, 2004, from $161.3 million for the same period in 2003. This increase consisted of an increase in sales volumes of 5.8% and an increase in average selling prices of 1.6%. The sales volume increased due to expanded agricultural film products production and to new customer sales in the industrial products and engineered films markets.

     Segment profit. Pliant U.S. segment profit decreased $4.0 million to $65.1 million for the nine months ended September 30, 2004, compared to $69.1 million for the same period in 2003, principally due to lower gross margins partially offset by the increase in net sales discussed above. The decrease in gross margins was principally due to selling prices increasing at rates insufficient to compensate for increased prices of resin.

Pliant Flexible Packaging

     Net sales. Net sales of our Pliant Flexible Packaging segment increased $9.8 million, or 6.0% to $172.7 million for the nine months ended September 30, 2004, from $162.9 million for the same period in 2003. This increase consisted of an increase in sales volumes of 2.6 million pounds, or 2.4%, and an increase in average selling prices of 3.6%. The sales volumes increased principally due to additional sales to existing customers, primarily from the bakery and barrier films markets.

     Segment profit. Pliant Flexible Packaging segment profit decreased $0.3 million to $23.4 million for nine months ended September 30, 2004, from $23.7 million for the same period in 2003. This decrease was primarily due to the effect of higher direct and indirect manufacturing costs, partially offset by the increase in net sales.

Pliant International

     Net sales. Net sales of our Pliant International segment decreased $2.7 million, or 3.3%, to $79.5 million for the nine months ended September 30, 2004, from $82.2 million for the same period in 2003. This decrease consisted of a 2.9% decrease in sales volumes and a slight decrease in average selling prices. Our sales volumes were adversely affected by a reduction in sales at our plant in Mexico due to the loss of certain customers and products.

     Segment profit. Pliant International segment profit decreased $2.2 million to $5.1 million for the nine months ended September 30, 2004, from $7.3 million for the same period in 2003. The decrease was due principally to the operating losses in our plant in Mexico, which was affected by operating issues and the resulting loss of customers and products. Management changes made at this location have begun to result in increases in sales volumes and improved operating results.

Unallocated Corporate Expenses

     Unallocated corporate expenses increased $1.4 million to $15.2 million for the nine months ended September 30, 2004, compared to $13.8 million for the same period in 2003. This increase is primarily due to a $1.2 million increase in payroll related costs.

Liquidity and Capital Resources

Sources of capital

     Our principal sources of funds are cash generated by our operations and borrowings under our revolving credit facility. As of September 30, 2004, our outstanding long-term debt consisted of: no outstanding amounts under our revolving credit facility ($14.5 million was outstanding as of November 10, 2004); $313.0 million of our 13% Senior Subordinated Notes; $250.0 million of our 11 1/8% Senior Secured Notes; and $241.1 million of our 11 1/8% Senior Secured Discount Notes.

     All of the term and revolving debt under the credit facilities that existed at December 31, 2003 carried variable rates of interest, so payment of the term loans with the proceeds of our 11 1/8% Senior Secured Discount Notes and borrowings under our revolving credit facility substantially reduced our exposure to interest rate risk. Although our revolving credit facility is at a variable rate of interest, it contains substantially fewer financial covenants than our credit facilities that existed at December 31, 2003, which substantially reduced our exposure to covenant default risk. While the effective interest rate on the Senior Secured Discount Notes is higher than the term loans retired from the proceeds of the February 2004 offering, we have realized greater short-term liquidity and flexibility in our debt structure resulting from the elimination of a number of the financial and other covenants in our then existing credit facilities and the deferral of cash interest on the Senior Secured Discount Notes during the period in which they accrete.

Revolving Credit Facility

     On February 17, 2004, we entered into a revolving credit facility providing up to $100 million (subject to the borrowing base and other limitations described below). The revolving credit facility includes a $15 million letter of credit sub-facility, with letters of credit reducing availability under the revolving credit facility.

     The revolving credit facility is secured by a first priority security interest in substantially all our inventory, receivables and deposit accounts, 100% of the capital stock of, or other equity interests in, our existing and future domestic subsidiaries and foreign subsidiaries that are note guarantors, 65% of the capital stock of, or other equity interests in, our other existing and future first-tier foreign subsidiaries, investment property and certain other assets of the Company and the note guarantors (the “Second - Priority Collateral”) and a second-priority security interest in our real property, fixtures, equipment, intellectual property and other assets (“First - Priority Collateral”).

     The revolving credit facility matures on February 17, 2009. The interest rates are at LIBOR plus 2.5% to 2.75% or ABR plus 1.5% to 1.75%. The average rate on borrowings outstanding during the third quarter of 2004 was 6.2%. The commitment fee for the unused portion of the revolving credit facility is 0.50% per annum.

     Borrowings under the revolving credit facility are limited as follows: if our fixed charge coverage ratio (as defined in the revolving credit facility), as reported at the end of a quarter, is less than 1.1/1.0, our borrowings are limited to 75% of the lesser of the total commitment under the facility and the borrowing base. The borrowing base consists of the sum of eligible accounts receivable and eligible inventory. As of September 30, 2004, our fixed charge coverage ratio was 1.0/1.0, and our borrowing base was $101 million. Accordingly, funds available for borrowings under the revolving credit facility as of that date were $75 million. This amount was further reduced to $68.3 million, after taking into account $6.7 million of letters of credit outstanding.

Senior Secured Discount Notes due 2009

     The Senior Secured Discount Notes are secured by a first-priority security interest in the First-Priority Collateral and a second-priority security interest in the Second-Priority Collateral. The Senior Secured Discount Notes are guaranteed by our existing and future domestic restricted subsidiaries and certain foreign subsidiaries.

     Unless we elect to pay cash interest as described below, and except under certain limited circumstances, the Senior Secured Discount Notes will accrete from the date of issuance at the rate of 11 1/8% until December 15, 2006, compounded semiannually on each June 15 and December 15 commencing June 15, 2004, to an aggregate principal amount of $1,000 per note ($306.0 million in the aggregate assuming no redemption or other repayments). Commencing on December 15, 2006, interest on the Senior Secured Discount Notes will accrue at the rate of 11 1/8% per annum and will be payable in cash semiannually on June 15 and December 15, commencing on June 15, 2007.

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

11 1/8% Senior Secured Notes due 2009

     The 11 1/8% Senior Secured Notes due 2009 rank equally with our existing and future senior debt and rank senior to our existing and future subordinated indebtedness, including the 13% Senior Subordinated Notes due 2010. The 11 1/8% Senior Secured Notes due 2009 are secured, on a second-priority lien basis, by a substantial portion of our assets. Due to this second-priority status, the 11 1/8% Senior Secured Notes due 2009 effectively rank junior to our obligations secured by a first-priority lien on the collateral securing the 11 1/8% Senior Secured Notes due 2009 to the extent of the value of such collateral. The obligations secured by first-priority liens include our new revolving credit facility with respect to Second-Priority Collateral and the Senior Secured Discount Notes due 2009 with respect to First-Priority Collateral. In addition, the 11 1/8% Senior Secured Notes due 2009 effectively rank junior to any of our obligations that are secured by a lien on assets that are not part of the collateral securing the 11 1/8% Senior Secured Notes due 2009, to the extent of the value of such assets. The 11 1/8% Senior Secured Notes due 2009 are guaranteed by some of our subsidiaries.

13% Senior Subordinated Notes due 2010

     The 13% Senior Subordinated Notes due 2010 are subordinated to all of our existing and future senior debt, rank equally with any future senior subordinated debt, and rank senior to any future subordinated debt. The 13% Senior Subordinated Notes due 2010 are unsecured and guaranteed by some of our subsidiaries.

Preferred stock

     We have approximately $214.3 million of Series A Cumulative Exchangeable Redeemable Preferred Stock outstanding. The Series A preferred stock accrues dividends at the rate of 14% per annum; however, our board of directors has never declared or paid any dividends on the Series A preferred stock. Unpaid dividends accumulate and are added to the liquidation amount of the Series A preferred stock. After May 31, 2005 the annual dividend rate increases to 16% unless we pay dividends in cash. The dividend rate also increases to 16% if we fail to comply with certain of our obligations or upon certain events of bankruptcy. The Series A preferred stock is mandatorily redeemable on May 31, 2011.

     On September 24, 2004, we adopted a 2004 Restricted Stock Incentive Plan, pursuant to which we sold to our President and Chief Executive Officer and selected additional officers of the Company, 704 shares of a total of 720 shares of a newly-created, non-voting Series B Redeemable Preferred Stock for a cash purchase price of $162 per share. These shares were issued in private transactions with officers of the Company and therefore were exempt from the registration requirements of the Securities Act of 1933. The Series B Preferred Stock will be automatically converted into common equity of the Company upon the consummation of an underwritten public offering registered under the Securities Act of shares of capital stock of the Company resulting in aggregate proceeds (net of underwriters discounts and commissions) to the Company of not less than $100 million.

Net Cash Provided by/Used in Operating Activities

     Net cash provided by operating activities was $20.3 million for the nine months ended September 30, 2004, an increase of $29.6 million, compared to net cash used in operating activities of $9.3 million for the same period in 2003. This increase was due primarily to reductions in working capital items of $25.2 million.

Net Cash Used in Investing Activities

     Net cash used in investing activities decreased $5.9 million to $8.5 million for the nine months ended September 30, 2004, from $14.4 million for the nine months ended September 30, 2003 due to $6.5 million in proceeds from the sale of Solutions’ assets. Cash outflows of $15.0 million in 2004 were incurred for capital expenditures primarily related to maintenance projects that extend the useful life of equipment.

Net Cash Provided by/Used in Financing Activities

     Net cash used in financing activities was $9.4 million for the nine months ended September 30, 2004, compared to net cash provided by financing activities of $30.3 million for the nine months ended September 30, 2003. The amounts for the first nine months of 2004 included the net proceeds from the issuance of senior secured discount notes of $225.3 million net of $9.3 million of financing fees, the repayment of our previous credit facilities of $ 219.6 million and cash provided to discontinued operations of $5.8 million. The amounts in the nine months of 2003 included the issuance of $ 9.5 million of redeemable preferred shares, $51.5 million in borrowings under our then existing revolver agreement and net proceeds of $250 million from issuance of senior secured notes to repay term debt of $252.5 million, $10.5 million in financing fees for a related amendment to our credit facility and the preferred stock issuance, $1.2 million in capital leases and cash provided to discontinued operations of $16.5 million.

Liquidity

     As of September 30, 2004, we had $62.8 million of working capital excluding current maturities of long term debt. As of September 30, 2004 we had $68.3 million available for borrowings under our revolving credit facility, with no outstanding borrowings under this agreement and approximately $6.7 million of letters of credit issued under our revolving credit facility. On September 30, 2004, we temporarily paid off the revolving credit facility due to short-term fluctuations in working capital and the Pliant Solutions sale proceeds of $6.5 million. Borrowings outstanding under the revolving credit facility averaged $21.4 million during the third quarter. As of November 10, 2004, we had $14.5 million of outstanding borrowings against the available amount of our revolving credit facility. Our outstanding borrowings under our revolving credit facility fluctuate significantly during each quarter as a result of the timing of payments for raw materials, capital and interest, as well as the timing of customer collections.

     As of September 30, 2004, we had approximately $5.8 million in cash and cash equivalents. A portion of this amount was held by our foreign subsidiaries. Repatriation tax rates may limit our ability to access cash and cash equivalents generated by our foreign operations for use in our U.S. operations, including to pay principal and interest on outstanding borrowings.

     We expect that our total capital expenditures will be approximately $20 million in 2004, and $20-$35 million in 2005 depending on market and liquidity considerations. These expenditures will support maintenance, cost reductions, product innovation, research and development, and capacity expansion..

     Our revolving credit facility and the indentures relating to our outstanding Notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell our assets and engage in certain other activities.

     In an attempt to manage our liquidity needs, we and our affiliates are analyzing and formulating potential strategic alternatives to reduce our leverage. In this regard, we or our affiliates may repurchase all or a portion of our Notes, through an exchange offer, a tender offer or open-market or privately-negotiated purchases, or through a combination of any of these or other alternatives. The funds for any such repurchases may be raised by selling additional equity, seeking additional capital contributions from our existing equity holders or by other means. There can be no assurance that any plan to reduce our indebtedness, if commenced, would be successfully completed.

     Based on anticipated sales volumes and current working capital dynamics, we believe that cash flow from operations and available cash, together with available borrowings under our revolving credit facility, will be adequate to meet liquidity needs and fund planned capital expenditures for the next 12 months. We may, however, need to refinance all or a portion of the principal amount of our long-term debt and/or revolving credit facility borrowings, on or prior to maturity, to meet liquidity needs in later years. If it is determined that refinancing is necessary, and we are unable to secure such financing on acceptable terms, we may have insufficient liquidity to carry on our operations and meet our obligations at such time.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Prices for our principal raw materials, polyethylene resin and polypropylene resin, have risen dramatically in recent months, and these prices are expected to continue to rise in the fourth quarter of 2004 and beyond. Average industry prices for polyethylene were approximately 19% higher during the third quarter of 2004 than in the same period of 2003. We have not historically hedged our exposure to raw material increases, but we are working to improve our ability to pass through any cost increases in raw materials to our customers. However, price increases are only partially effective, within a given period, in offsetting the impact of resin cost increases, which increases may have an adverse effect on our profitability, working capital and cash flows.

     Since the repayment of $219.6 million of variable rate term debt with the proceeds of our Senior Secured Discount Notes and borrowings under our new revolving credit facility on February 17, 2004 our interest rate risk has decreased substantially.

     Our revolving credit facility is at a variable rate of interest. An increase of 1% in interest rates would result in an additional $100,000 of annual interest expense for each $10.0 million in borrowings under our revolving credit facility. We will thus continue to be exposed to interest rate risk to the extent of our borrowings under the revolving credit facility.

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

Changes in Internal Controls

     There were no significant changes in our internal controls during the quarter or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the foregoing paragraph.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     We sold 704 shares of newly-created Series B Preferred Stock during the quarter to our Chief Executive and certain other officers in private transactions at a purchase price of $162 per share. The Series B Preferred Stock has not been registered under the Securities Act of 1933, is restricted against transfer and was sold in reliance on the exemption from registration provided under Section 4(2) of the Securities Act.

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

/s/ JAMES IDE

JAMES IDE
Executive Vice President and
Chief Financial Officer
(Authorized Signatory and
Principal Financial and Accounting Officer)

Date: November 10, 2004

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