Form 10-K
period 2004-12-31
PLIANT CORP
filed 2005-03-31
CIK 1049442

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 333-40067

PLIANT CORPORATION
(Exact Name of the Registrant as Specified in its Charter)

Utah (State or other jurisdiction of incorporation or organization)	87-0496065 (I.R.S. Employer Identification No.)

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

        At March 21, 2005 there were 571,711 outstanding shares of the Registrant's common stock. As of June 30, 2004, 71,659, or approximately 12.5%, of the outstanding shares of the Registrant's common stock were held by persons other than affiliates of the Registrant. There is no established trading market for the Registrant's common stock and, therefore, the aggregate market value of shares held by non-affiliates cannot be determined by reference to recent sales or bid and asked prices.

        This report contains certain forward-looking statements that involve risks and uncertainties, including statements about our plans, objectives, goals, strategies and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements. Some of the factors that could negatively affect our performance are discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement for Forward-Looking Information" and elsewhere in this report.

PART I

ITEM 1.    BUSINESS

General

        Pliant Corporation ("Pliant," the "Company," "we" or "us"), with 2004 revenues of approximately $968.7 million, is one of North America's leading manufacturers of value-added films and flexible packaging for food, personal care, medical, agricultural and industrial applications. We offer some of the most diverse product lines in the film industry and have achieved leading positions in many of these product lines. We operate 24 manufacturing and research and development facilities worldwide and we currently have approximately 1.0 billion pounds of annual production capacity.

        Pliant has a proud heritage that traces back many decades. We have combined strategic acquisitions, internal growth, product innovation and operational improvements to grow our business from net sales of $310.8 million in 1996 to $968.7 million in 2004. We have invested heavily to expand our capabilities and value-added product offerings for our customers. Between January 1, 2000 and December 31, 2004, we invested a total of $212.3 million to expand, upgrade and maintain our asset base and information systems.

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

Controlling Shareholders

        As of March 21, 2005, J.P. Morgan Partners (BHCA), L.P. and/or affiliates owned approximately 55% of our outstanding common stock, 74% of our detachable warrants to purchase common stock issued in connection with our Series A preferred stock and 59% of our outstanding Series A preferred stock. J.P. Morgan Partners, LLC serves as investment advisor to J.P. Morgan Partners (BHCA), L.P. J.P. Morgan Partners, LLC is the private equity group of J.P. Morgan Chase & Co., which is one of the largest financial holding companies in the United States. J.P. Morgan Partners, LLC is a global partnership, with approximately $21 billion in capital under management as of December 31, 2004. It is a leading provider of equity capital for middle market buyouts, growth equity and venture capital and has closed over 1,300 individual transactions since its inception in 1984. (See "Risk Factors")

Recent Developments

        Restructuring of Executive Management.    In October 2003, Harold C. Bevis was appointed as our President and Chief Executive Officer and was elected to our Board of Directors. Edward A. Lapekas, who had served as our interim Chief Executive Officer since August 24, 2003, was named the Non-Executive Chairman of our Board of Directors. We entered into a consulting agreement with Mr. Lapekas in 2003. In November 2003, R. David Corey was named our Executive Vice President of Global Operations and was promoted to Executive Vice President and Chief Operating Officer in March 2004. Brian Johnson, who served as Chief Financial Officer of the Company beginning in July 2001, resigned as Executive Vice President and Chief Financial Officer of the Company in May 2004, although he continued to be employed as a non-executive officer of the Company until December 31, 2004. In September 2004, James Ide was hired as the Chief Financial Officer of the Company, a position from which he resigned effective January 26, 2005. Since that time, Mr. Bevis has served as the acting Chief Financial Officer of the Company. In May 2004, Lori Roberts was hired as Senior Vice President, Human Resources, a position from which she resigned effective March 18, 2005. Since that time, Mr. Corey has served as the acting director of Human Resources of the Company.

        Sale of Senior Secured Discount Notes.    On February 17, 2004, we completed the sale of $306,000,000 in aggregate principal amount at maturity of 11 1/8% Senior Secured Discount Notes due 2009 (the "Senior Secured Discount Notes"). The net proceeds from such sale in the amount of $220.2 million (after deducting underwriters fees) together with borrowings of $30.0 million under our revolving credit facility described below, were used to pay off our then existing term loan facilities in the amount of $219.6 million and our then existing revolving loan facility of $20 million and $3.8 million in fees and other costs, leaving $6.8 million of cash on hand. Subsequently the Senior Secured Discount Notes were exchanged for publicly held notes with substantially similar terms that were registered under the Securities Act of 1933, as amended.

        Revolving credit facility.    On February 17, 2004, we terminated our then existing credit facilities and entered into a revolving credit facility in the principal amount of up to $100 million. The new revolving credit facility contains substantially fewer financial covenants than our prior credit facilities and therefore substantially reduces our exposure to covenant default risk. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations")

        Sale of Pliant Solutions and Reorganization of Company Operations.    On September 30, 2004, we sold substantially all of the assets of our wholly-owned subsidiary, Pliant Solutions Corporation for a total consideration of $9 million. We acquired Pliant Solutions Corporation from Décora in 2002. Pliant Solutions Corporation, previously reported as a separate operating segment during the first three quarters of the 2004 fiscal year, manufactured decorative and surface coverings through the conversion of various films into consumer packaged goods. The Pliant Solutions operating segment had net sales for the nine months ended September 30, 2004 of $22.5 million; net sales for the twelve months ended December 31, 2003 of $34.9 million; and net sales for the eight months ended December 31, 2002 of

$28.3 million. As a result of our sale of Pliant Solutions Corporation, during the fourth quarter of 2004, we reorganized our operations under four operating segments: Specialty Products Group, Industrial Films, Engineered Films and Performance Films.

        Adoption of 2004 Incentive Plans and Issuance of Series B Preferred Stock.    Effective January 1, 2004, our Board of Directors adopted two new benefit plans in which some or all of our named executive officers may participate: the 2004 Management Incentive Compensation Plan and the 2004 MIP Long Term Incentive Plan. The participants in the 2004 Management Incentive Compensation Plan were paid cash bonuses relating to achievement of certain EBITDA and operating free cash flow goals for 2004. In addition, participants in the 2004 MIP Long Term Incentive Plan, which includes all officers and other key management personnel of the Company (except the Chief Executive Officer), received a credit of half of the 2004 bonus amount to the accumulated amount of their Long Term Incentive Plan Award that they can earn under the 2004 MIP Long Term Incentive Plan, which will become payable on December 31, 2007 under the terms of that plan to eligible employees who are then employed by the Company and who have satisfied certain other conditions as set forth in the plan. (See "Executive Compensation")

        In August 2004, our Board of Directors adopted the 2004 Restricted Stock Incentive Plan. Since the adoption of the 2004 Restricted Stock Incentive Plan, we sold 720 shares of a newly created Series B Preferred Stock to our Chief Executive Officer and certain other officers in a private transaction at $162 per share, which was determined to be the fair market value of those shares based on an independent appraisal received by the Board.

        Termination of Alliant Joint Venture.    On January 5, 2005, we terminated our joint venture with Supreme Plastics Group PLC by purchasing all of the equity interests in the joint venture Supreme Plastics Group PLC owned for $400,000. As of January 5, 2005, Alliant Company LLC became a wholly-owned subsidiary of the Company. On January 5, 2005, Pliant Corporation signed a nonbinding letter of intent to sell the intellectual property, working capital, and equipment assets used in the Alliant operation to an independent third party for a purchase price of $6.3 million, subject to certain adjustments. Although a purchase agreement is being negotiated, there is no assurance if or when this sale will be completed. Any such sale will require the consent of or waivers by the Company's lenders, who may require that the proceeds of that sale be used to repay indebtedness.

Industry Overview

        We manufacture and sell a variety of plastic films and flexible packaging products. The plastic film industry serves a variety of flexible packaging markets, including the pharmaceutical, medical, personal care, household, industrial and agricultural film markets, as well as secondary packaging and non-packaging end use markets. According to the Flexible Packaging Association, the North American market for flexible packaging was approximately $20.5 billion in 2003 and has grown at a compound annual growth rate, or CAGR, of approximately 3.7% from 1992-2003. Many of our plastic films are flexible packaging products as defined by the Flexible Packaging Association. However, the flexible packaging market, as defined by the Flexible Packaging Association, does not include certain of the products we sell, such as agricultural films, and includes certain products we do not sell, such as wax papers and aluminum foils. We believe, however, that trends affecting the flexible packaging industry also affect the markets for many of our other products.

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

        Except as otherwise indicated, all industry and market share data reported herein is based on estimates made by the Flexible Packaging Association in a "State of the Industry Report 2004," which was compiled based on data compiled from surveys submitted by its members beginning in December of 2003, or from data provided by the Flexible Packaging Association in an investment bank report titled "Paper and Packaging: Industry Overview and Outlook" issued in December 2003. Mr. Bevis serves on the Board of Directors of the Flexible Packaging Association and Pliant is a dues-paying member of the Flexible Packaging Association. Unless otherwise indicated, the market share and industry data used throughout this report were obtained primarily from internal company surveys and management estimates based on these surveys and our management's knowledge of the industry. We have not independently verified any of the data from third-party sources. Similarly, internal company surveys and management estimates, while we believe them to be reliable, have not been verified by any independent sources. While we are not aware of any misstatements regarding our industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed in "Cautionary Statement for Forward-Looking Information."

Products, Markets and Customers

        Our products are sold into numerous markets for a wide variety of end uses and are offered through four operating segments: Specialty Products Group, Industrial Films, Engineered Films, and Performance Films. Operating segments are components of our business for which separate financial information is available that is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing performance. In previous reporting periods, we had four operating segments: Pliant U.S., Pliant International, Pliant Flexible Packaging and Pliant Solutions. During the third quarter of 2004, we sold Pliant Solutions and reorganized our operations under our four current operating segments: Specialty Products Group, Industrial Films, Engineered Films and Performance Films. Segment information in this report with respect to 2003 and 2002 has been restated for comparative purposes. For more information on our operating segments and geographic information, see Note 14 to the consolidated financial statements included elsewhere in this report.

  Specialty Products Group

        The Specialty Products Group includes our Specialty Films and Printed Products Films divisions and accounted for 40.3%, 41.1% and 40.7% of our consolidated net sales in 2004, 2003 and 2002, respectively. Our Specialty Films division produces personal care films, medical films, and agricultural films.

        Personal Care.    We are a leading producer of personal care films used in disposable diapers, feminine care products and adult incontinence products. Personal care films must meet diverse and highly technical specifications. Many of these films must "breathe," allowing water vapors to escape. In some applications, the softness or "quietness" of the film is important, as in adult incontinence products. We are one of North America's leading producers of personal care films, with an estimated market share of approximately 35% in 2003 based on sales dollars.

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

        Our Printed Products Films division provides printed rollstock, bags and sheets used to package food and consumer goods. Printed bags or rollstock are sold to bakeries, fresh and frozen food processors, manufacturers of personal care products, textile manufacturers and other dry goods processors. Bread and bakery bags represent a significant portion of our Printed Products Films business. Our Printed Products Films division produces approximately four billion bread and bakery bags each year, with an estimated share of 20% of the North American market.

        The Specialty Products Group also includes our Mexican subsidiary, Pliant de Mexico S.A. de C.V., which produces printed products for Mexico and other Latin American countries. Pliant de Mexico S.A. de C.V. also produces personal care and barrier films for these markets. In 2004, management estimates that approximately 10% of our Printed Products sales were outside the United States, primarily in Mexico and Latin America.

  Industrial Films

        The Industrial Films segment accounted for 26.2%, 24.6% and 22.5% of our consolidated net sales in 2004, 2003 and 2002, respectively.

        Our Industrial Films segment manufactures stretch and PVC films. In 2004, approximately 23% of our Industrial Films sales were outside the United States, primarily in Canada, Europe and Australia. Our customers in this segment include national distributors, such as Bunzl, and Xpedx; grocery chains, such as A&P, Kroger, Publix and Safeway; and end-users, such as P&G, Costco, and Wal-Mart.

        Stretch Films.    Our stretch films are used to bundle, unitize and protect palletized loads during shipping and storage. Stretch films continue to replace more traditional packaging, such as corrugated boxes and metal strapping, because of stretch films' lower cost, higher strength, and ease of use. We are North America's fourth largest producer of stretch films, with an estimated share of 10% of the North America Market.

        PVC Films.    Our PVC films are used by supermarkets, delicatessens and restaurants to wrap meat, cheese and produce. PVC films are preferred in these applications because of their clarity, elasticity and cling. We also produce PVC films for laundry and dry cleaning bags. Finally, we produce PVC films for companies that repackage the films in smaller cutterbox rolls for sale in retail markets in North America, Latin America and Asia. In 2004, we were the one of the largest producers of PVC films in North America, with an estimated market share of approximately 27%. In addition, we are the leading producer of PVC films in Australia, with an estimated market share of 60%, and have an estimated market share of approximately 15% in Europe.

  Engineered Films

        The Engineered Films segment accounted for 22.6%, 21.9% and 24.1% of our consolidated net sales in 2004, 2003 and 2002, respectively.

        Engineered films are sold to converters of flexible packaging who laminate them to foil, paper or other films, print them, and ultimately fabricate them into the final flexible packaging product. Our engineered films are a key component in a wide variety of flexible packaging products, such as fresh-cut produce packages, toothpaste tubes and stand-up pouches. Generally, our engineered films add value by providing the final packaging product with specific performance characteristics, such as moisture, oxygen or odor barriers, ultraviolet protection or desired sealant properties. Because engineered films are sold for their sealant, barrier or other properties, they must meet stringent performance specifications established by the converter, including gauge control, clarity, sealability and width accuracy. We are a leader in introducing new engineered film products to meet flexible packaging industry trends and specific customer needs. We are one of North America's leading manufacturer of films sold to converters, with an estimated market share of approximately 30%.

  Performance Films

        The Performance Films segment accounted for 10.1%, 11.8% and 11.6% of our consolidated net sales in 2004, 2003 and 2002, respectively.

        We manufacture a variety of barrier and custom films, primarily for smaller, but profitable, niche segments in flexible packaging and industrial markets. For example, we have an estimated share of 20% of the North American market for films for cookie, cracker and cereal box liners. We are also a leading manufacturer of barrier films for liners in multi-wall pet food bags, films for photoresist coatings for the electronics industry, and films for the protection and transportation of sheet molding compound used in the manufacture of boats and automotive parts.

Sales and marketing

        Because of our broad range of product offerings and customers, our sales and marketing efforts are generally product or customer specific. We market in various ways, depending on both the customer and the product. However, most of our salespeople are dedicated to a specific product line and sometimes to specific customers.

        The majority of our Specialty Films, Engineered Films and Performance Films are sold by our own direct sales force. These salespeople are supported by customer service and technical specialists assigned to each salesperson, and in some cases, to specific customers. Customer service representatives assist with order intake, scheduling and product information. Technical support personnel assist the salesperson and the customer with technical expertise, quality control and product development. We believe it is critical that our sales, marketing and technical support teams work together in order to meet our customers' product needs and provide meaningful product development.

        We sell some of our Specialty Films, such as our agricultural films, through regional distributors. In addition, certain of our personal care films in Specialty Films and barrier films in Performance Films are sold through brokers who have long-standing relationships with customers.

        Most of our Printed Products are sold through brokers. National grocery chains and some smaller customer accounts are serviced by our own direct sales force. Generally, each salesperson is supported individually by a customer service specialist and by a group of technical specialists.

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

Manufacturing

        Between January 1, 2000 and December 31, 2004, excluding acquisitions, we have invested a total of $212.3 million to expand, upgrade and maintain our asset base and information systems. With 24 plants, we are often able to allocate lines to specific products. Our multiple manufacturing sites and varied production capabilities also allow us to offer multiple plant service to our national customers. Generally, our manufacturing plants operate 24 hours a day, seven days a week.

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

        We spent $6.5 million, $7.3 million and $8.1 million on research and development for the years ended December 31, 2004, 2003 and 2002, respectively, before giving effect to revenues from pilot plant sales. In addition, we participate in several U.S. government funded research and development programs.

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

Raw materials

        Polyethylene, PVC, polypropylene and other resins and additives constitute the major raw materials for our products. We purchase most of our resin from major oil companies and petrochemical companies in North America. For the year ended December 31, 2004, resin costs comprised approximately 61% of our total manufacturing costs. Significant increases in the price of resins increase our costs, reduce our operating margins, and impair our ability to service our debt unless we are able to pass all of the increases on to our customers. The price of resins is a function of, among other things, manufacturing capacity, demand, and the price of crude oil and natural gas feed stocks. Resin shortages or significant increases in the price of resin have had and could continue to have a significant adverse effect on our business. Since the middle of 2002, we have experienced a period of significant uncertainty with respect to resin supplies and prices. High crude oil and natural gas pricing have had significant impact on the price and supply of resins. Prices for resin have risen dramatically during 2004 and are expected to continue to rise. Pliant's costs for resin on a weighted-average basis rose 29% from December 2003 to December 2004, with over half of that increase occurring in the fourth quarter of 2004.

        Major suppliers of resin have implemented price increases to cover their increases in petroleum costs, and to improve their operating margins as capacity utilization increases. Due in part to consolidation in the resin supply industry, suppliers have resisted the consumers' efforts to limit or defer the effect of these increases. Our goal is for the prices of our products generally to fluctuate with the price of resins. Approximately half of our sales are made on a transactional basis, which allows us to pass through resin price increases, although competitive market conditions in our industry from time to time limit our ability to pass the full cost of higher resin pricing through to our customers immediately or completely. The other approximately one half of our sales are made pursuant to customer contracts, most of which dictate the timing in our ability to pass through the increase. A large majority of these contracts allow resin cost increases to be passed along quarterly, with some allowing increased costs to be passed on more quickly and a small number requiring a longer delay. In combination, the cost to the Company of the gap between the speed in which increased costs are passed on to us and the time in which we can pass these costs on to our customers has a negative impact on both our results of operations and our working capital needs. This trend is industry wide and its impact was significant in 2004 and is likely to continue and possibly increase in the future.

        As one of the largest consumers of packaging resin in the United States, the Company is working on behalf of its customers with its suppliers to minimize the effects and the timing of the pass through of increased resin costs and to maximize the likelihood that resin supplies continue to be available to the Company in sufficient quantities and on timetables necessary to meet the needs of our customers. We also regularly evaluate commodity hedging, collar agreements, and other protective strategies and will implement them if and when appropriate. However, if this period of high resin pricing continues, the limits on our ability to pass through these costs to our customers will exert downward pressure on profits and negatively effect our cash flow and our working capital requirements.

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

Employees

        As of December 31, 2004, we had approximately 3,025 employees, of which approximately 850 employees were subject to a total of 9 collective bargaining agreements that expire on various dates between February 28, 2005 and March 7, 2007. The collective bargaining agreement covering our Langley union employees expired on February 28, 2005. We are currently operating under an informal extension of the terms of that agreement and are in negotiations with the union for a new collective bargaining agreement. We consider our current relations with our employees to be good. However, if major work disruptions were to occur, our business could be adversely affected.

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

Available Information

        We file annual, quarterly and current reports and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC's web site at http://www.sec.gov. You may also read and copy any document we file at the SEC's public reference facility at 450 Fifth Street, N.W., Washington, D.C. 20549. You may also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 450 Fifth Street, N.W., Washington, D.C. 20459. Please call the SEC at 1-800-SEC-0330 for further information on the public reference facility.

        We maintain an Internet web site at http://www.pliantcorp.com. We do not currently make our annual, quarterly and current reports available on or through our web site. We do not have publicly traded stock, and copies of our reports are mailed to holders of our outstanding debt securities under the terms of our indentures. In addition, we believe virtually all of our investors and potential investors in our debt securities have access to our reports through the SEC's web site or commercial services. Therefore, we do not believe it is necessary to make our reports available through our web site. We also provide electronic or paper copies of our filings free of charge upon written or oral request directed to Pliant Corporation, 1475 Woodfield Road, Suite 700, Schaumburg, Illinois 60173, telephone: (866) 878-6188.

Cautionary Statement for Forward-Looking Information

        Certain information set forth in this report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information that is based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies.

        These forward-looking statements are identified by their use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" and similar terms and phrases, including references to assumptions. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. These factors include, but are not limited to, the following:

  •
  general economic and business conditions, particularly an economic downturn;

  •
  industry trends;

  •
  increases in our leverage;

  •
  interest rate increases;

  •
  changes in our ownership structure;

  •
  raw material costs and availability, particularly resin;

  •
  competition;

  •
  the loss of any of our major customers;

  •
  changes in demand for our products;

  •
  new technologies;

  •
  changes in distribution channels or competitive conditions in the markets or countries where we operate;

  •
  costs of integrating any future acquisitions;

  •
  loss of our intellectual property rights;

  •
  foreign currency fluctuations and devaluations and political instability in our foreign markets;

  •
  changes in our business strategy or development plans;

  •
  availability, terms and deployment of capital;

  •
  availability of qualified personnel;

  •
  increases in the cost of compliance with laws and regulations, including environmental laws and regulations; and

  •
  other risks and uncertainties listed or described from time to time in reports we periodically file with the SEC.

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

        Our risks are more specifically described in the "Risk Factors" section of this report. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected.

Risk Factors

        There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. The following risks and uncertainties are among the factors that could cause our actual results to differ materially from the forward-looking statements made in this report. There may be other factors, including those discussed elsewhere in this report, that may cause our actual results to differ materially from the forward-looking statements. Any forward-looking statements should be considered in light of these factors.

Risks related to the Financial Structure of the Company

Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our debt obligations.

        We are highly leveraged, which means that we have a large amount of indebtedness relative to our stockholders' deficit. We are highly leveraged particularly in comparison to some of our competitors. As of December 31, 2004, we had total debt of $842.3 million, and for the 2004 fiscal year, earnings were insufficient to cover fixed charges by approximately $112.3 million. It may be difficult for us to generate sufficient earnings to cover fixed changes in future years.

        Our high degree of leverage may limit our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes. In addition, a substantial portion of our cash flows from operations must be dedicated to the payment of principal and interest on our indebtedness and is not available for other purposes, including our operations, capital expenditures, new investments and future business opportunities. Our leveraged position may limit our ability to adjust to changing market conditions and to withstand competitive pressures, putting us at a competitive disadvantage; and we may be vulnerable in a downturn in general economic conditions or in our business, or we may be unable to carry out capital spending that is important to our growth and productivity improvement programs.

We may not be able to generate sufficient cash to service all of our indebtedness and could be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

        Our estimated debt service for 2005 will be approximately $73.5 million, consisting of $2.0 million of scheduled mandatory principal payments and approximately $71.5 million of interest payments.

        Our ability to make scheduled payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. These factors include:

  •
  fluctuations in interest rates;

  •
  unscheduled plant shutdowns;

  •
  increased operating costs;

  •
  prices and supply of raw materials; and

  •
  product prices and regulatory developments.

        We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. See "Cautionary statements for forward-looking statements" and "Management's discussion and analysis of financial condition and results of operations—Liquidity and capital resources."

        If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such cash flows and capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our revolving credit facility and indentures restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

        If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness (including covenants in our indentures and credit facility), we could be in default under the terms of the agreements governing such indebtedness, including our indentures and revolving credit facility. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the credit facility could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may, in the future, need to obtain waivers from the required lenders under our credit facility to avoid being in default. If we breach our covenants under the revolving credit facility and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we could be in default under the revolving credit facility and the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

Our variable rate indebtedness subjects us to interest rate risk.

        Although we have substantially reduced our variable rate indebtedness, our borrowings under our revolving credit facility are and will be at variable rates of interest. An increase of 1% in interest rates would result in an additional $100,000 of annual interest expense for each $10.0 million in borrowings under our revolving credit facility. We are thus exposed to interest rate risk to the extent of our borrowings under the revolving credit facility.

Limits on our borrowing capacity under our revolving credit facility and other indebtedness may affect our ability to finance our operations.

        While our revolving credit facility provides for $100.0 million of commitments, our ability to borrow funds under our revolving credit facility is subject to the amount of eligible receivables and inventory in our borrowing base under the facility. Further, if we do not maintain a specified fixed charge coverage ratio, the availability under our revolving credit facility may be limited. Our ability to make borrowings under our revolving credit facility will also be conditioned upon our compliance with other covenants in the credit agreement, including financial covenants that apply when our borrowings exceed certain amounts. In addition, the terms of our indentures currently limit the amount we may borrow under our revolving credit facility. Because of these limitations, we may not always be able to meet our cash requirements with funds borrowed under our revolving credit facility. See "Description of credit facilities and other indebtedness—revolving credit facility."

We will rely significantly on the funds received from our subsidiaries to meet our debt service obligations, but our subsidiaries may not be able to distribute sufficient funds to us.

        Although we are an operating company, a significant amount of our revenue is generated by our subsidiaries. For the year ended December 31, 2004, 21% of our net sales was generated by our subsidiaries. As a result, our ability to satisfy our debt service obligations will depend significantly on our receipt of dividends or other intercompany transfers of funds from our operating subsidiaries. The payment of dividends to us by our subsidiaries is contingent upon the earnings of those subsidiaries and is subject to various business considerations as well as certain contractual provisions which may restrict the payment of dividends and the transfer of assets to us. In the event of bankruptcy, liquidation or reorganization of our subsidiaries, claims of creditors of our subsidiaries will generally have priority as to the assets of such subsidiaries over our claims as the holder of the equity of our subsidiaries.

Risks related to our business

Continued increases in resin prices or the loss of a key resin supplier could lead to increased costs and lower profit margins.

        Polyethylene, PVC, polypropylene and other resins and additives constitute the major raw materials for our products. We purchase most of our resin from major oil companies and petrochemical companies in North America. For the year ended December 31, 2004, resin costs comprised approximately 61% of our total manufacturing costs. Significant increases in the price of resins increase our costs, reduce our operating margins, and impair our ability to service our debt unless we are able to pass all of the increases on to our customers. The price of resins is a function of, among other things, manufacturing capacity, demand, and the price of crude oil and natural gas feed stocks. Resin shortages or significant increases in the price of resin have had and could continue to have a significant adverse effect on our business. Since the middle of 2002, we have experienced a period of significant uncertainty with respect to resin supplies and prices. High crude oil and natural gas pricing have had significant impact on the price and supply of resins. Prices for resin have risen dramatically during 2004 and are expected to continue to rise. Pliant's costs for resin on a weighted-average basis rose 29% from December 2003 to December 2004, with over half of that increase occurring in the fourth quarter of 2004.

        Major suppliers of resin have implemented price increases to cover their increases in petroleum costs, and to improve their operating margins as capacity utilization increases. Due in part to consolidation in the resin supply industry, suppliers have resisted the consumers' efforts to limit or defer the effect of these increases. Our goal is for the prices of our products generally to fluctuate with the price of resins. Approximately half of our sales are made on a transactional basis, which allows us to pass through resin price increases, although competitive market conditions in our industry from time to time limit our ability to pass the full cost of higher resin pricing through to our customers immediately or completely. The other approximately one half of our sales are made pursuant to customer contracts, most of which dictate the timing in our ability to pass through the increase. A large majority of these contracts allow resin cost increases to be passed along quarterly, with some allowing increased costs to be passed on more quickly and a small number requiring a longer delay. In combination, the cost to the Company of the gap between the speed in which increased costs are passed on to us and the time in which we can pass these costs on to our customers has a negative impact on both our results of operations and our working capital needs. This trend is industry wide and its impact was significant in 2004 and is likely to continue and possibly increase in the future.

        As one of the largest consumers of packaging resin in the United States, the Company is working on behalf of its customers with its suppliers to minimize the effects and the timing of the pass through of increased resin costs and to maximize the likelihood that resin supplies continue to the Company in sufficient quantities and on timetables necessary to meet the needs of our customers. We also regularly evaluate commodity hedging, collar agreements, and other protective strategies and will implement them if and when appropriate. However, if this period of high resin pricing continues, the limits on our ability to pass through these costs to our customers will exert downward pressure on profits and negatively effect our cash flow and our working capital requirements.

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

If we lose one or more of our major customers, our results of operations and our ability to service our indebtedness could be adversely affected.

        Although no single customer accounted for more than 10% of our net sales for the year ended December 31, 2004, we are dependent upon a limited number of large customers with substantial purchasing power for a significant percentage of our sales. Our top ten customers accounted for approximately 29.7% of our net sales in 2004. Several of our largest customers satisfy some of their film requirements by manufacturing film themselves. The loss of one or more major customers, or a material reduction in sales to these customers as a result of competition from other film manufacturers, insourcing of film requirements or other factors, would have a material adverse effect on our results of operations and on our ability to service our indebtedness. See "Management's discussion and analysis of financial condition and results of operations" and "Business—Products, markets and customers."

Our ongoing efforts to achieve cost savings may not improve our operating results.

        We regularly evaluate our operations in order to identify potential cost savings. From time to time, we implement plant restructurings or other initiatives designed to improve the efficiency of our operations and reduce our costs. These initiatives may not result in cost savings, however, particularly if our estimates and assumptions relating to the anticipated cost savings prove to be incorrect. Further, even if a cost savings initiative is successful, we may not be able to improve our operating results as a result of other factors discussed in this report, many of which are beyond our control, such as a reduction in the demand for our products or increases in raw material costs.

We may not be able to adequately protect our intellectual property, which could cause our revenues to decrease.

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

Any future acquisitions may not be successfully integrated with our business and could cause our revenues to decrease, operating costs to increase or reduce cash flows.

        Our efforts to integrate any businesses acquired in the future may not result in increased profits. Difficulties encountered in any transition and integration process for newly acquired companies could cause revenues to decrease, operating costs to increase or reduce cash flows.

Our operations outside of the United States are subject to additional currency exchange, political, investment and other risks that could hinder us from making our debt service payments, increase our operating costs and adversely affect our results of operations.

        We operate facilities and sell products in several countries outside the United States. Our operations outside the United States include plants and sales offices in Mexico, Canada, Germany and Australia. As a result, we are subject to risks associated with selling and operating in foreign countries which could have an adverse affect on our financial condition and results of operations, our operating costs and our ability to make payments on our debt obligations, including our ability to make payments on our debt obligations under our revolving credit facility. These risks include devaluations and fluctuations in currency exchange rates, unstable political conditions, imposition of limitations on conversion of foreign currencies into U.S. dollars and remittance of dividends and other payments by foreign subsidiaries. The imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries, hyperinflation in certain foreign countries, and restrictions on investments and other restrictions by foreign governments could also have a negative effect on our business and profitability.

We are controlled by affiliates of J.P. Morgan Partners, LLC and its interests as an equity holder may conflict with your interests.

        Affiliates of J.P. Morgan Partners, LLC own approximately 55% of our outstanding common stock, 74% of our detachable warrants to purchase common stock issued in connection with our preferred stock and 59% of our outstanding preferred stock. Subject to certain limitations contained in the stockholders' agreement among us, our stockholders, and holders of detachable warrants to purchase common stock issued in connection with our preferred stock, affiliates of J.P. Morgan Partners, LLC controls us. The interests of the affiliates of J.P. Morgan Partners, LLC may not in all cases be aligned with your interests.

        On March 1, 2005, JPMorgan Chase & Co. announced that J.P. Morgan Partners, LLC will become independent when it completes the investment of its current $6.5 billion Global Fund and that the independent unit will retain portfolio management responsibility for the Global Fund and heritage investments of affiliates of J.P. Morgan Partners, LLC. However, at this time the Company has no additional information as to the impact, if any, that J.P. Morgan Partners, LLC becoming independent of JPMorgan Chase & Co. may have on the Company or its investments in the Company.

If we do not maintain good relationships with our employees, our business could be adversely affected by a loss of revenues, increased costs or reduced profitability.

        Although we consider our current relations with our employees to be good, if major work disruptions were to occur, our business could be adversely affected by, for instance, a loss of revenues, increased costs or reduced profitability. As December 31, 2004, we had approximately 3,025 employees, of which approximately 850 employees were subject to a total of 9 collective bargaining agreements that expire on various dates between February 28, 2005 and March 7, 2007. The collective bargaining agreement covering our Langley union employees expired on February 28, 2005. We are currently operating under an informal extension of the terms of that agreement and are in negotiations with the union for a new collective bargaining agreement. We have had one labor strike in the United States in our history, which occurred at our Chippewa Falls, WI plant in March 2000 and lasted approximately two weeks. In October 2001, we entered into a five-year agreement with the union representing the approximately 150 employees at our Chippewa Falls, WI manufacturing plant. We also had a temporary work stoppage at our Australia facility in 2001 that lasted approximately 30 days.

The cost of complying with federal and state environmental laws could be significant and increase our operating costs.

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

        Since 2001, the Company has undertaken an effort to maximize the efficiency of our facilities by closing and disposing of a number of facilities. Production from these facilities was moved in large part to plants that were not operating at capacity. During 2004, we closed our Harrisville, Rhode Island manufacturing facility and transferred production to more efficient plants. We also acquired ownership of that portion of our Macedon, New York facility that we previously leased from ExxonMobil Oil Corporation.

        We have an annual film production capacity of approximately 1 billion pounds. Our principal manufacturing plants are listed below. Unless otherwise indicated, we own each of these properties.

SEGMENT	PRODUCTS
Engineered Films
Chippewa Falls, Wisconsin	Converter and personal care films
Danville, Kentucky	Converter, barrier, and custom films
Deerfield, Massachusetts	Converter films
Orillia, Canada (two plants)*	Converter films
Performance Films
Dalton, Georgia	Converter, barrier, and custom films
Bloomington, Indiana*	Barrier and custom films
Odon, Indiana	Barrier and custom films
Industrial Films
Barrie, Canada*	PVC and polyethylene films
Calhoun, Georgia	PVC films
Danville, Kentucky	Converter, barrier, and custom films
Lewisburg, Tennessee	Stretch films
Phillipsburg, Germany	PVC Films
Preston, Australia*	PVC films
Toronto, Canada	PVC films
Specialty Products Group
Specialty Films Division
Harrington, Delaware	Personal care, medical, and converter films
McAlester, Oklahoma	Personal care, medical, and converter films
Washington, Georgia	Personal care, medical, and agricultural films
Printed Products Division
Kent, Washington	Printed bags and rollstock
Langley, British Columbia*	Printed bags and rollstock
Macedon, New York	Printed bags and rollstock
Mexico City, Mexico*	Barrier and personal care films, printed bags and rollstock
Shelbyville, Indiana*	Reclosable zipper products
Corporate/Other
Newport News, Virginia	Research facility and pilot plant

*
Indicates a leased building. In the case of Orillia, Canada, one of the two plants is leased.

ITEM 3.    LEGAL PROCEEDINGS

        On June 14, 2004, we settled the complaint filed against us by S.C. Johnson & Sons, Inc. and S.C. Johnson Home Storage filed in the U.S. District Court for the District of Michigan, Northern Division (Case No. 01-CV-10343-BC) for $6.0 million plus legal fees which was within management's estimated costs of $7.2 million accrued in the fourth quarter of 2003.

        On February 26, 2003, former employees of our Fort Edward, NY manufacturing facility, which we acquired as part of the Decora acquisition, named us as defendants in a complaint filed in the Supreme Court of the State of New York, County of Washington (Index No. 4417E). We received service of this complaint on April 2, 2003, and successfully removed the case to the United States District Court for the Northern District of New York (Case No. 1:03cv00533). The complaint alleged claims against us for conspiracy to defraud and breach of contract arising out of our court-approved purchase of the assets of Decora Industries, Inc. and Decora, Incorporated. Plaintiffs' complaint sought compensatory and punitive damages and a declaratory judgment nullifying severance agreements for lack of consideration and economic duress. On December 15, 2004, the case was dismissed in response to our motions to dismiss. On January 13, 2005, the Plaintiff appealed the dismissal of the case to the United States

Court of Appeals for the Second District. We intend to resist the plaintiffs' claims vigorously. We do not believe this proceeding will have a material adverse affect on our financial condition or results of operations.

        We are involved in ongoing litigation matters from time to time in the ordinary course of our business. In our opinion, none of such litigation is material to our financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We did not submit any matters to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information, Holders and Dividends

        At March 21, 2005, we had 571,711 shares of common stock outstanding and there were 37 holders of record of our common stock. There is no established trading market for our common stock.

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

Recent Sales of Unregistered Securities

        Since the adoption of the 2004 Restricted Stock Incentive Plan, we sold 720 shares of a newly created Series B Preferred Stock to our Chief Executive Officer and certain other officers in private transactions at $162 per share, which was determined to be the fair market value of those shares based on an independent appraisal received by the Board. We believe that the issuance of these shares was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof because the issuance did not involve a public offering or sale.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected financial data have been summarized from our consolidated financial statements and are qualified in their entirety by reference to, and should be read in conjunction with, such consolidated financial statements and the notes thereto included elsewhere in this report and in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Years ended December 31,
	2000	2001	2002	2003	2004
	(Dollars in millions)
Statement of operations data:(1)
Net sales	$843.8	$840.4	$850.9	$894.5	$968.7
Cost of sales	696.7	665.1	693.7	758.2	826.8
Gross profit	147.1	175.3	157.2	136.3	141.9
Total operating expenses(2)	132.7	101.1	126.2	128.1	90.0
Operating income (loss)	14.4	74.2	31.0	8.2	51.9
Interest expense(3)(4)	(87.2)	(76.0)	(75.3)	(96.4)	(145.7)
Other income (expense), net	0.3	6.5	2.3	0.5	(0.7)
Income (loss) from continuing operations before income taxes	(72.5)	4.7	(42.0)	(87.8)	(94.6)
Income tax expense (benefit)	(21.7)	6.8	(1.5)	5.2	1.6
Loss from continuing operations	(50.8)	(2.1)	(40.5)	(93.0)	(96.2)
Loss from discontinued operations	—	—	(2.9)	(21.3)	(17.7)
Net income (loss)	$(50.8)	$(2.1)	$(43.4)	$(114.3)	$(113.9)
Other financial data:
EBITDA from continuing operations(5)	$54.2	$127.7	$79.0	$55.5	$92.2
Net cash provided by (used in) operating activities	60.3	30.3	52.4	(14.2)	(1.4)
Net cash used in investing activities	(65.6)	(87.3)	(55.2)	(17.0)	(17.6)
Net cash provided by (used in) financing activities	0.3	55.0	12.4	46.0	25.5
Depreciation and amortization	39.5	47.0	45.7	46.9	41.1
Impairment of goodwill and intangible assets(2)	—	—	8.6	18.3	—
Impairment of fixed assets(2)	—	—	—	4.8	0.4
Restructuring and other costs(2)	19.4	(4.6)	30.1	12.6	2.1
Non-cash stock-based compensation expense	2.6	7.0	—	—	—
Capital expenditures	65.6	56.4	49.2	17.0	24.1
	December 31,
	2000	2001	2002	2003	2004
	(Dollars in millions)
Balance sheet data (at period end):
Cash and cash equivalents	$3.1	$4.8	$1.6	$3.3	$5.6
Working capital	57.6	58.4	45.8	70.7	78.5
Total assets	785.0	851.7	853.2	786.8	777.1
Total debt	687.4	713.3	736.4	783.7	842.3
Total liabilities(6)	885.9	903.0	960.1	992.4	1,291.3
Redeemable preferred stock(7)	88.7	126.1	150.8	188.2	0.1
Redeemable common stock	16.5	16.8	13.0	13.0	6.6
Stockholders' equity (deficit)	(206.0)	(194.5)	(270.9)	(407.1)	(521.0)

(1)
On September 30, 2004, we sold substantially all of the assets of Pliant Solutions Corporation which was previously reported as one of our operating segments. In accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets, Pliant Solutions is being accounted for as a discontinued operation and, accordingly, its assets are segregated from continuing operations, and its operating results are segmented and reported as discontinued operations in all periods presented. Net sales for the nine months ended December 31, 2004 and the twelve months ended December 31, 2003 were $22.5 million and $34.9 million, respectively. Net sales for the eight months ended December 31, 2002 were $28.3 million. No tax benefits were recorded on the losses from discontinued operations or the loss on sale of discontinued operations as realization of these tax benefits is not certain.

(2)
Total operating expenses include restructuring and other costs of $2.1 million for the year ended December 31, 2004 for fixed asset impairment charges of $1.4 million and restructuring and other costs of $0.7 million related to closure of our Harrisville, RI facility. For the year ended December 31, 2003, restructuring and other costs of $12.6 million were included which consisted of $2.0 million for fixed asset impairment charges related to the closure of our facility in Shelbyville, IN, $0.7 million related to the closure of our facility in Brazil consisting primarily of fixed asset impairment charges, $2.6 million related to the closure and transfer of the production from our facility in Fort Edward, NY to our facilities in Mexico and Danville, KY, $1.4 million related to the consolidation of two plants in Mexico, $2.6 million related to the closure and transfer of production from our Merced, CA facility, and other costs related to the closure of our Shelbyville, IN facility, our Singapore office and a section of our Toronto facility. In addition, during 2003 we accrued the present value of future lease payments on three buildings we do not currently occupy in an amount equal to $3.3 million and a provision for litigation of $7.2 million.

Total operating expenses for the year ended December 31, 2003 also included $18.2 million for the impairment of goodwill, consisting of $10 million in our Engineered Films segment for Canada, $7.2 million in our Specialty Products Group segment for Mexico and $1.0 million in our Industrial segment for Germany and Australia, and $4.8 million for impairment of fixed assets, $2.4 million in our Performance Films segment and $1.2 million in both our Specialty Products Group and Industrial Films segment.

Total operating expenses for 2002 include $30.1 million of restructuring and other costs, including $14.8 million related to the closure of our plant in Merced, CA, a portion of our plant in Shelbyville, IN, a part of our plant in Toronto, Canada, and one of our plants in Mexico. In addition, these costs reflect $7.9 million for the costs of relocating several of our production lines related to plant closures and costs associated with production rationalizations at several plants. Total operating expenses for 2002 also include $7.4 million related to severance costs, including benefits for several companywide workforce reduction programs that were completed in 2002.

Total operating expenses for the year ended December 31, 2002 also included $8.6 million for the impairment of goodwill associated with Mexico in our Specialty Products Group segment.

Total operating expenses for 2001 include $7.0 million of non-cash stock-based compensation expense, $3.0 million of restructuring and other costs, $4.0 million for expenses related to the relocation of our corporate headquarters, $6.0 million of fees and expenses relating to our supply chain cost initiative, and a $3.0 million increase in depreciation expenses relating primarily to the purchase of a new computer system. In addition, total operating expenses for 2001 include a credit for $7.6 million related to the reversal of a previously accrued charge for the closure of our Harrington, DE plant. In 2001, we decided not to proceed with our previously announced closure of our Harrington, DE plant.

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

(3)
In May 2003, we prepaid a total of $75 million of revolving loans and $165 million of our term loans with the net cash proceeds from the issuance of $250 million of Senior Secured Notes. As a result, interest expense for 2003 included a $5.3 million charge for expensing a portion of previously capitalized financing fees incurred in connection with our credit facilities. In February 2004, we paid off our then existing term loan facility of $219.6 million and revolving loan facility of $20 million with proceeds from the issuance of $306 million Senior Secured Discount Notes. As a result, interest expense in 2004 included a $7.9 million charge for expensing a portion of our previously capitalized financing fees.

(4)
In 2000, we refinanced most of our long-term debt and recorded a loss of $18.7 million to write-off unamortized deferred debt issuance costs and costs related to our tender offer for our 9 1/8% Senior Subordinated Notes due 2007. In 2004, we recognized $35.3 million of dividends and accretion on redeemable preferred stock as interest expense in accordance with SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

(5)
EBITDA from continuing operations reflects income from continuing operations before interest expense, income taxes, depreciation and amortization. We believe that EBITDA information enhances an investor's understanding of our ability to satisfy principal and interest obligations with respect to our indebtedness and to utilize cash for other purposes. EBITDA does not represent and should not be considered as an alternative to net income or cash flows from operating activities as determined by U.S. generally accepted accounting principles and may not be comparable to other similarly titled measures of other companies. In addition, there may be contractual, legal, economic or other reasons which may prevent us from satisfying principal and interest obligations with respect to our indebtedness and may require us to allocate funds for other purposes. A reconciliation of EBITDA to net cash provided by (used in) operating activities as set forth in our consolidated statements of cash flows is as follows:

	2000	2001	2002	2003	2004
	(Dollars in millions)
EBITDA from continuing operations	$54.2	$127.7	$79.0	$55.5	$92.2
Adjustments:
Interest expense	(87.2)	(76.0)	(75.3)	(96.4)	(145.7)
Income tax (expense) benefit	21.7	(6.8)	1.5	(5.2)	(1.8)
Impairment of fixed assets	—	—	—	4.8	0.4
Preferred dividends & accretion on preferred shares	—	—	—	—	35.3
Amortization of deferred financing costs and accretion of debt discount	1.4	2.7	3.7	9.9	35.1
Deferred income taxes	(25.8)	3.0	(5.4)	1.5	0.2
Provision for loss on accounts receivable	(0.2)	0.3	2.6	1.7	1.6
Non-cash compensation expense related to stock options	2.6	7.0	—	—	—
Discount on stockholder note receivable	0.3	—	—	—	—
Non-cash plant closing costs	14.8	(7.6)	9.7	3.3	1.4
Write-down of impaired goodwill and intangible assets	—	—	8.6	18.3	—
Curtailment gain	—	—	—	—	1.6
(Gain) loss on disposal of assets	0.5	(0.4)	0.4	1.4	0.5
Loss on extinguishment of debt	18.7	—	—	—	—
Minority interest	—	0.3	(0.1)	0.1	(0.3)
Change in operating assets and liabilities, net of effects of acquisitions	59.3	(19.9)	27.7	(9.1)	(21.7)

Net cash provided by (used in) operating activities	$60.3	$30.3	$52.4	$(14.2)	$(1.4)

(6)
The Company adopted Statement of Financial Accounting Standard No. 150 ("SFAS 150"), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, effective January 1, 2004. As a result, our Series A redeemable preferred stock, which has an unconditional mandatory redemption feature, was recorded as a liability on the date of adoption. In addition, effective January 1, 2004, the dividends and accretion on the preferred shares are included as a part of interest expense in the statement of operations. As a result of adopting SFAS 150, the Company's redeemable common shares that have been put for redemption by a shareholder have also been recorded as a liability.

(7)
The amount presented includes proceeds of $141.0 million from the issuance of our Series A Preferred Stock in 2000, 2001 and 2003, plus the accrued and unpaid dividends, less the unamortized discount due to detachable warrants to purchase common stock issued in connection with our Series A Preferred Stock and unamortized issuance costs which were $76.3 million and $29.1 million, respectively as of December 31, 2003. The amount as of December 31, 2004 includes $0.1 million of proceeds from the sale of 720 shares of newly-created, non-voting Series B Redeemable Preferred Stock to selected officers of the Company.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with the consolidated financial statements and notes which appear elsewhere in this report. This section contains certain "forward-looking statements" within the meaning of federal securities laws that involve risks and uncertainties, including statements regarding our plans, objectives, goals, strategies and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under "Disclosure regarding forward-looking statements" and "Risk factors" and elsewhere in this report.

        All references in this section to the consolidated financial statements or condensed consolidated financial statements and related notes included elsewhere in this report refer to those of Pliant Corporation and its subsidiaries.

Company Profile

        Pliant generates revenues, earnings and cash flows from the sale of film and flexible packaging products throughout the world. We manufacture these products at 24 facilities located in the United States, Australia, Canada, Germany and Mexico. Our sales have grown primarily as a result of strategic acquisitions made over the past several years, increased levels of production at acquired facilities, return on capital expenditures and the overall growth in the market for film and flexible packaging products.

Overview

        For 2004, the Company's net sales were $968.7 million, up $74.2 million or 8.3% over 2003, excluding Pliant Solutions, which was sold in the third quarter of 2004 and is accounted for as a discontinued operation. This growth was in large part due to increased volume as trade pound sold for 2004 were 878.9 million, up 35.7 million or 4.2% from 843.2 million in 2003. Overall, average selling price per pounds increased by 3.9% primarily due to pass-through of resin cost increases along with favorable product mix changes. Three of our four operating segments reported increased growth, with our Industrial Films segment leading the way with a $34.5 million, or 15.7%, increase in net sales.

        Segment profit, defined as net income adjusted for interest expense, income taxes, depreciation, amortization, restructuring and other non-cash charges (principally the impairment of goodwill, intangible assets and fixed assets), was $94.6 million in 2004, up $3.4 million or 3.7% from 2003. Sales volume and mix contributed $9.8 million to the increased profit while operational excellence programs, including significant reductions in waste, improved by $15.5 million. Selling, general and administrative costs were better by $4.7 million. Offsetting these improvements was a $16.3 million negative impact from increased resin costs. This resin cost impact reflected a lag in our ability to increase selling prices as well as an adverse effect on waste costs and sales commissions. We use large quantities of polyethylene, PVC, and polypropylene and other resins in manufacturing our products. For the year ended December, 31, 2004, resin costs approximated 61% of our total manufacturing costs. Average resin prices increased approximately 29% during 2004 with half of the increase occurring in the fourth quarter of 2004. To address fluctuations in resin prices we have pass-through or cost-sharing arrangements covering a large portion of our sales, but most of these lag the increase in our cost by 30 to 90 days. We are implementing price increases for many customers that are currently not subject to pass-through adjustments and most new customer contracts contain resin pass-through agreements. However, if resin prices continue to rise, the delayed pass-through will exert downward pressure on short-term segment profit. Freight expenses increased by $4.6 million in 2004 as compared with 2003.

In addition to these factors, at year-end we recorded an unfavorable $4.5 million non-cash adjustment to employee vacation accruals.

        On September 30, 2004, we sold substantially all the assets of our wholly owned subsidiary, Pliant Solutions Corporation. Pliant Solutions, previously reported as a separate operating segment, manufactured decorative and surface coverings through the conversion of various films into consumer packaged goods. In accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets, Pliant Solutions is being accounted for as a discontinued operation and, accordingly, the assets are segregated from continuing operations in the accompanying consolidated balance sheet, and its operating results are segmented and reported as discontinued operations in the consolidated statement of operations. Net sales for Pliant Solutions for the nine months ended September 30, 2004 were $22.5 million, for the twelve months ended December 31, 2003 were $34.9 million, and for the eight months ended December 31, 2002 were $28.3 million. No tax benefits were recorded on the losses from discontinued operations or the loss on sale of discontinued operations as realization of these tax benefits is not certain.

        In the third quarter of 2004, we closed our Harrisville, Rhode Island facility and moved its production to more modern and efficient facilities. The costs related to this restructuring plan are now anticipated to total $2.7 million, consisting primarily of $1.4 million of fixed asset impairments, $0.4 million in equipment relocation, $0.3 million in severance and other personnel related costs and $0.4 million of other costs. Through December 31, 2004, approximately $2.1 million of these costs have been incurred.

        Effective Janaury 1, 2004, the Company adopted Statement of Financial Accounting Standard No. 150 ("SFAS 150"), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. As a result, our Series A redeemable preferred stock, which has an unconditional mandatory redemption feature, was recorded as a liability on the date of adoption of SFAS 150 at fair market value measured as the value of the securities on the date of issuance plus accretion of discount from the date of issuance through December 31, 2003 and the cumulative unpaid dividends from the date of issuance through December 31, 2003. Effective January 1, 2004, the dividends and accretion on the preferred shares are included as a part of interest expense in the statement of operations.

        In addition, as a result of adopting SFAS 150, the Company's redeemable common shares that have been put for redemption by a shareholder were recorded as a liability at fair value. The fair value was computed using the agreed upon redemption price per share times the number of shares put by the shareholder. In accordance with SFAS 150, prior periods were not restated.

        On September 24, 2004, the Company adopted a 2004 Restricted Stock Incentive Plan, pursuant to which we sold to our President and Chief Executive Officer and selected additional officers of the Company 704 shares of a total of 720 authorized shares of a newly-created, non-voting Series B Redeemable Preferred Stock for a cash purchase price of $162 per share. These shares were issued in private transactions with officers of the Company and therefore were exempt from the registration requirements of the Securities Act of 1933. On December 22, 2004, the remaining 16 authorized shares were issued to an officer for a cash purchase price of $162 per share.

        On February 17, 2004, we completed the sale of $306,000,000 in aggregate principal amount at maturity of 11 1/8% Senior Secured Discount Notes due 2009 (the "Senior Secured Discount Notes"). The net proceeds from such sale in the amount of $220.2 million (after deducting underwriters' fees) together with borrowings of $30 million under our revolving credit facility described below, were used to pay off our then existing term loan facilities in the amount of $219.6 million and our then existing revolving loan facility of $20 million and $3.8 million in fees and other costs, leaving $6.8 million of cash on hand. Subsequently, the Senior Secured Discount Notes were exchanged for publicly held notes on substantially similar terms.

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

        Accounts receivable.    We evaluate accounts receivable on a quarterly basis and review any significant customers with delinquent balances to determine future collectibility. We base our determinations on legal issues (such as bankruptcy status), past history, current financial and credit agency reports, and the experience of the credit representatives. We reserve accounts that we deem to be uncollectible in the quarter in which we make the determination. We maintain additional reserves based on our historical bad debt experience. Although there is a greater risk of uncollectibility in an economic downturn, we believe, based on past history and proven credit policies, that the net accounts receivable as of December 31, 2004 are of good quality.

        Goodwill and other identifiable intangible assets.    Goodwill associated with the excess purchase price over the fair value of assets acquired is currently not amortized. This is in accordance with Statement of Financial Accounting Standards No. 142 effective for fiscal years beginning after December 15, 2001. Goodwill is tested annually for impairment or more frequently if circumstances indicate that they may be impaired. Other identifiable intangible assets, such as customer lists, and other intangible assets are currently amortized on the straight-line method over their estimated useful lives. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may be less than the undiscounted cash flows.

        Retirement plans.    We value retirement plan assets and liabilities based on assumptions and actuarial valuations. Assumptions for the retirement plans are subject to the occurrence of future events, which are out of our control and could differ materially from the amounts currently reported.

        Insurance.    Our insurance for workers' compensation and employee-related health care benefits are covered using high deductible insurance policies. A third-party administrator is used to process such claims. We require all workers' compensation claims to be reported within 24 hours. As a result, we accrue our workers' compensation liability based upon the claim reserves established by the third-party administrator each month. Our employee health insurance benefit liability is based on our historical claims experience rate. Our earnings would be impacted to the extent actual claims vary from historical experience. We review our accruals associated with the exposure to these liabilities for adequacy at the end of each reporting period.

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

Recent accounting pronouncements

        In December 2004, the FASB issued SFAS 123(R) (revised December 2004), "Share-Based Payment", which is a revision of SFAS 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement requires that the fair value at the grant date resulting from all share-based payment transactions be recognized in the financial statements. Further SFAS 123(R) requires entities to apply a fair-value based measurement method in accounting for these transactions. The minimum value method currently used by the Company is not allowed and the Company will be required to adopt the prospective method as proscribed by SFAS 123R. This value is recorded over the vesting period. This statement is effective for the first interim reporting period beginning after June 15, 2005. We are currently evaluating the provisions of SFAS 123(R), and the impact on our consolidated financial position and results of operations.

Results of operations

        The following table sets forth the amount of certain statement of operations items and such amounts as a percentage of net sales, for the periods indicated.

	2004		2003		2002
	(Dollars in millions)
Net sales	$968.7	100.0%	$894.5	100.0%	$850.9	100.0%
Cost of sales	826.8	85.3	758.2	84.8%	693.7	81.5%

Gross profit	141.9	14.7%	136.3	15.2%	157.2	18.5%
Operating expenses before restructuring and other costs, goodwill and asset impairment costs	87.5	9.0%	92.4	10.3%	87.5	10.3%
Restructuring and other costs	2.1	0.2%	12.6	1.4%	30.1	3.6%
Impairment of goodwill and intangible assets	—	—%	18.3	2.1%	8.6	1.0%
Impairment of fixed assets	0.4	0.1%	4.8	0.5%	—	—

Total operating expenses	90.0	9.3%	128.1	14.3%	126.2	14.9%

Operating (loss) income	$51.9	5.4%	$8.2	0.9%	$31.0	3.6%

Year ended December 31, 2004 compared with the year ended December 31, 2003

        Net sales.    Net sales increased by $74.2 million, or 8.3%, to $968.7 million for the year ended December 31, 2004 from $894.5 million for the year ended December 31, 2003. The increase was primarily due to a 4.2% increase in sales volume and a 3.9% increase in our average selling prices. See "Operating segment review" below for a detailed discussion of sales volumes and selling prices by segment and division.

        Gross profit.    Gross profit increased by $5.6 million, or 4.1%, to $141.9 million for the year ended December 31, 2004, from $136.3 million for the year ended December 31, 2003. This increase was due to better volume and mix by $9.8 million, improvements in manufacturing conversion costs of $10.1 million, and $5.4 million in waste improvements. Partially offsetting these was $11.2 million from the impact of rising resin costs which could not be immediately passed along in customer prices and a $3.1 million unfavorable impact on waste. Higher freight costs adversely affected gross margins by $4.6 million.

        Total operating expenses before restructuring and other costs.    Total operating expenses before restructuring and other costs decreased by $4.9 million, or 5.3%, to $87.5 million for the year ended December 31, 2004 from $92.4 million for the year ended December 31, 2003. This decrease includes a provision for litigation of $7.2 million recorded in 2003. Excluding the 2003 litigation provision, other operating expenses increased $2.3 million primarily due to increased sales commissions.

        Restructuring and other costs.    Restructuring and other costs were $2.1 million for the year ended December 31, 2004 as compared to $12.6 million for the year ended December 31, 2003, a decrease of $10.5 million. These costs in 2004 include $1.4 million in fixed asset impairment charges and severance and other costs of $0.2 million and $0.5 million, respectively related to the closure of our Harrisville, facility. Restructuring and other costs for the year ended December 31, 2003 included $2.0 million for fixed asset impairment charges related to the partial closure of our facility in Shelbyville, IN, $0.7 million related to the closure of our facility in Brazil consisting primarily of fixed asset impairment charges, $2.6 million related to the closure and transfer of the production from our facility in Fort Edward, NY to our facilities in Mexico and Danville, KY, $1.4 million related to the consolidation of two plants in Mexico, $2.6 million related to the closure and transfer of production from our Merced, CA facility, and other costs related to the closure of our Shelbyville, IN facility. In addition, during 2003 we accrued the present value of future lease payments on three buildings we do not currently occupy in an amount equal to $3.3 million. We also closed our office in Singapore in the fourth quarter of 2003.

        Impairment of goodwill and intangible assets.    There were no impairment charges for goodwill or intangible assets in the year ended December 31, 2004. In the year ended December 31,2003 goodwill impairment charges totaling $18.3 million were recorded, including $10.1 million in our Engineered Films segment for Canadian operations, $7.2 million in our Specialty Products Group segment related to Mexico and $1.0 million in our Industrial segment related to Australia and Germany.

        Impairment of fixed assets.    These charges reflect costs associated with abandoning production lines and related equipment with total carrying values of $0.4 million in our Engineered Films and Industrial Films segments in the year ended December 31, 2004 and $2.4 million, $1.2 million and $1.2 million in our Performance Films, Specialty Products Group and Industrial segments, respectively, in the year ended December 31, 2003.

        Operating income (loss).    Operating income increased by $43.7 million to $51.9 million for the year ended December 31, 2004 from $8.2 million for the year ended December 31, 2003, due to the factors discussed above.

        Interest expense.    Interest expense increased $49.3 million, or 51%, to $145.7 million for the year ended December 31, 2004 from $96.4 million for 2003. Effective January 1, 2004, dividends and accretion on the preferred shares are included as a part of interest expense in the statement of operations. For the year ended December 31, 2004 these costs were $35.3 million. Furthermore, the increase in interest expense resulted from higher interest costs from the issuance of our $306 million Senior Secured Discount Notes in February 2004 and our $250 million Senior Secured Notes in May of 2003. Also, the write-off of an incremental $2.6 million of previously capitalized financing fees, as a result of the repayment of our old bank credit facilities from the proceeds of the Senior Secured Discount Notes, contributed to the increase.

        Other income (expense).    Other expense was $(0.7) million for the year ended December 31, 2004, as compared to other income of $0.5 million for the year ended December 31, 2003. Other expense for the year ended December 31, 2004 includes $1.3 million loss on the sale of real property, $0.1 million currency gain, and $0.5 million other less significant items. Other expense for 2003 included a $1.4 million for losses on disposal of real property, $0.1 million currency gain, $0.2 million of royalty income, $0.2 million of rental income, and $1.4 million of other less significant items.

        Income tax expense (benefit).    In 2004 our income tax expense was $1.6 million, compared to an income tax expense of $5.2 million in 2003. These amounts represent effective tax rates of 1.7% and 5.9% for the years ended December 31, 2004 and 2003, respectively. The fluctuation in the effective tax rate is principally the result of foreign tax rate differences, the provision for valuation allowances, the write-off of goodwill and the accrued dividends on preferred stock. As of December 31, 2004, our deferred tax assets totaled approximately $125.7 million, of which $100.3 million related to net operating loss carry forwards. Our deferred tax liabilities totaled approximately $83.5 million. Due to uncertainty regarding the timing of the future reversals of existing deferred tax liabilities, the realization of our foreign tax credit carry forwards, and the realization of other deferred tax assets and carry forwards, we have recorded valuation allowances of approximately $61.7 million to offset the net operating loss carry forward and certain other deferred tax assets and carry forwards. Net taxes of zero were provided for the losses from discontinued operations due to any potential tax benefit being offset by the valuation allowance for net operating loss carry forwards.

Year ended December 31, 2003 compared with the year ended December 31, 2002

        Net sales.    Net sales increased by $43.6 million, or 5.1%, to $894.5 million for the year ended December 31, 2003 from $850.9 million for the year ended December 31, 2002. The increase was primarily due to an 8.3% increase in average selling prices, partially offset by a 3.0% decrease in sales volume. Our average selling prices increased primarily due to the pass through of increases in our raw material costs. See "Operating segment review" below for a detailed discussion of sales volumes and selling prices by segment and division.

        Gross profit.    Gross profit decreased by $20.9 million, or 13.3%, to $136.3 million for the year ended December 31, 2003, from $157.2 million for the year ended December 31, 2002. This decrease was primarily due to lower aggregate sales volumes and lower margins in certain segments. See "Operating segment review" below for a detailed discussion of the sales volumes and margins by segment.

        Total operating expenses before restructuring and other costs.    Total operating expenses before restructuring and other costs increased $4.9 million, or 5.6%, to $92.4 million for the year ended December 31, 2003 from $87.5 million for the year ended December 31, 2002. This increase was principally due to severance costs of $1.1 million related to recent organizational changes, increased lease expenses resulting from a sale-leaseback of equipment we entered into during the third quarter of 2002, as well as increases in legal, consulting, and commissions expense. The increase in total operating expenses was partially offset by a general decrease in sales and administrative costs. In addition, we recorded a provision for litigation of $7.2 million in 2003.

        Restructuring and other costs.    Restructuring and other costs were $12.6 million for the year ended December 31, 2003 as compared to $30.1 million for the year ended December 31, 2002. The costs for the year ended December 31, 2003 included $2.0 million for fixed asset impairment charges related to the partial closure of our facility in Shelbyville, IN, $0.7 million related to the closure of our facility in Brazil consisting primarily of fixed asset impairment charges, $2.6 million related to the closure and transfer of the production from our facility in Fort Edward, NY to our facilities in Mexico and Danville, KY, $1.4 million related to the consolidation of two plants in Mexico, $2.6 million related to the closure and transfer of production from our Merced, CA facility, and other costs related to the closure of our Shelbyville, IN facility. In addition, during 2003 we accrued the present value of future lease payments on three buildings we do not currently occupy in an amount equal to $3.3 million. We also closed our office in Singapore in the fourth quarter of 2003. Restructuring and other costs for 2002 reflect approximately $13.2 million related to the partial closure of our Shelbyville, IN facility (including non-cash charges of $12.2 million related to impaired assets), $3.7 million related to the closure of our Merced, CA facility (including non-cash charges of $0.7 million related to impaired assets), $3.9 million related to costs associated with moving production lines purchased in the Uniplast acquisition, approximately $7.4 million related to severance costs related to several company-wide workforce reduction programs implemented in 2002, approximately $2.3 million related to costs associated with moving production equipment from our Fort Edward, NY facility to our Mexico facility, a non-cash charge of $1.0 million related to the impairment of certain manufacturing assets in our U.S. plants and approximately $3.0 million related to other costs associated with re-alignment of production resources at several other plants. See Note 3 to the consolidated financial statements included elsewhere in this report.

        Impairment of goodwill and intangible assets.    In the year ended December 31, 2003, goodwill impairment charges totaling $18.3 million were recorded, including $10.1 million in our Engineered Films segment for Canadian operations, $7.2 million in our Specialty Products Group segment related to Mexico and $1.0 million in our Industrial segment related to Australia and Germany. In the year ended December 31, 2002, goodwill impairments of $8.6 million were recorded related to Mexico in our Specialty Products Group segment.

        Impairment of fixed assets.    These charges reflect costs associated with abandoning production lines and related equipment with carrying values of $2.4 million, $1.2 million and $1.2 million in our Performance Films, Specialty Products Group and Industrial Segments, respectively.

        Operating income (loss).    Operating income decreased by $22.8 million to $8.2 million for the year ended December 31, 2003 from $31.0 million for the year ended December 31, 2002, due to the factors discussed above.

        Interest expense.    Interest expense increased $21.1 million, or 28%, to $96.4 million for the year ended December 31, 2003 from $75.3 million for 2002. The increase in interest expense resulted from higher interest costs from the issuance of $100 million of subordinated debt in April 2002 and $250 million of Senior Secured Notes in May 2003. In addition, interest expense for 2003 included a $5.3 million charge in the second quarter of 2003 for previously capitalized financing fees written-off as a result of the repayment of a portion of our credit facilities from the proceeds of the 11 1/8% Senior Secured Notes in May 2003.

        Other income (expense).    Other income was $0.5 million for the year ended December 31, 2003, as compared to other income of $2.3 million for the year ended December 31, 2002. Other income for 2003 included $1.4 million of losses on disposal of real property, $0.1 million of currency gain, $0.2 million of royalty income, $0.2 million of rental income, and $1.4 million of other less significant items. Other income for 2002 included $0.7 million related to a settlement with a customer in our Industrial segment and $1.6 million of other less significant items.

        Income tax expense (benefit).    In 2003 our income tax expense was $5.2 million, compared to an income tax benefit of $1.5 million in 2002. These amounts represent effective tax rates of 5.9% and (3.5%) for the years ended December 31, 2003 and 2002, respectively. The fluctuation in the effective tax rate is principally the result of foreign tax rate differences, the provision for valuation allowances and the write-off of goodwill. As of December 31, 2003, our deferred tax assets totaled approximately $105.8 million, of which $78.3 million related to net operating loss carry forwards. Our deferred tax liabilities totaled approximately $84.5 million. Due to uncertainty regarding the timing of the future reversals of existing deferred tax liabilities and the realization of our foreign tax credit carry forwards, we have recorded a valuation allowance of approximately $39.7 million to offset the net operating loss carry forwards and the foreign tax credit carry forwards.

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

        We have four operating segments: Specialty Products Group, Industrial Films, Engineered Films and Performance Films.

        Summary for years ended December 31, 2004, 2003, and 2002:

	Specialty Products Group	Industrial Films	Engineered Films	Performance Films	Corporate/ Other	Total
Year ended December 31, 2004
Net sales	$390.7	$254.1	$219.0	$98.1	$6.8	$968.7
Segment profit (loss)(1)	47.0	26.2	32.2	19.8	(30.6)	94.6
Year ended December 31, 2003
Net sales	$367.7	$219.6	$196.1	$105.2	$5.9	$894.5
Segment profit (loss)(1)	49.0	27.2	34.1	24.0	(43.1)	91.2
Year ended December 31, 2002
Net sales	$346.6	$191.4	$205.4	$98.6	$8.9	$850.9
Segment profit (loss)(1)	55.2	30.5	38.1	23.2	(28.2)	118.8

(1)
See Note 14 to the consolidated financial statements included elsewhere in this report for a reconciliation of segment profit to income before taxes.

Year ended December 31, 2004 compared to the year ended December 31, 2003

Specialty Products Group

        Net sales.    The net sales of our Specialty Products Group segment increased $23.0 million, or 6.3% to $390.7 million for the year ended December 31, 2004 from $367.7 million for 2003. This increase was primarily due to a 3.8% increase in our sales volumes and a 2.3% increase in our average selling prices.

        Net sales in our Specialty Films division increased $10.7 million, or 6.2%, to $183.8 million for the year ended December 31, 2004 from $173.1 million for 2003. This increase was principally due to an increase in our sales volume of 5.0% and an increase in our average selling price of 1.1%. Net sales in our Printed Products Films division increased $12.4 million, or 6.4%, to $206.9 million for the year ended December 31, 2004 from $194.5 million for 2003. This increase was principally due to an increase in our sales volume of 2.3% and an increase in our average selling prices of 4.0%. We continue to experience market growth in our agricultural product market, along with growth in our printed products with tortilla, bakery and frozen food customers and with new and existing U.S. customers in our personal care and medical products markets, offset by a loss of personal care business in Mexico due to a diaper platform change for major customers.

        Segment profit.    The Specialty Products Group segment profit was $47.0 million for the year ended December 31, 2004, as compared to $49.0 million for the same period in 2003. This $2.0 million decrease was due to an $2.8 million increase in selling, general and administrative costs driven by higher commission costs associated with average sales prices and an accrual of $2.2 million in vacation related payroll costs, offset by reductions in other general and administrative costs.

Industrial Films

        Net sales.    The net sales of our Industrial Films segment increased $34.5 million, or 15.7%, to $254.1 million for the year ended December 31, 2004 from $219.6 million for 2003. This increase was principally due to an increase in our sales volumes of 6.7% and an increase in our average selling prices of 8.4%, primarily due to the pass through of raw material price increases and increased sales of value added products.

        Segment profit.    Industrial Films segment profit was $26.2 million for the year ended December 31, 2004, as compared to $27.2 million for the same period in 2003. This decrease in segment profit was primarily due to lower gross margins from compression between our average selling price and average raw material costs associated with sales to contractual customers and price erosion on sales to one of our more significant international customers. In addition, this segment experienced $0.5 million of start-up costs for new product launch with a major customer and $0.8 million in higher sales commissions and recorded an accrual of $0.6 million in vacation related payroll costs.

Engineered Films

        Net sales.    Net sales in Engineered Films increased $22.9 million, or 11.7%, to $219.0 million for the year ended December 31, 2004 from $196.1 million for 2003. This increase was principally due to an increase in our sales volume of 6.7% and an increase in our average selling prices of 4.7% principally due to the pass-through of raw material price increases and improvements in our sales mix. Increased sales activity and focus on major customers resulted in incremental sales volume in our converter, industrial and custom sales markets.

        Segment profit.    Engineered Films segment profit was $32.2 million for the year ended December 31, 2004, as compared to $34.1 million for the same period in 2003. This decrease in segment profit was primarily due to lower gross margins from compression between our average selling price and average raw material costs to contractual customers and the competitive environment with customers who are not parties to purchase agreements. In addition, this segment recorded an accrual of $0.7 million in vacation related payroll costs.

Performance Films

        Net sales.    The net sales of our Performance Films segment decreased $7.1 million, or 6.7%, to $98.1 million for the year ended December 31, 2004 from $105.2 million for 2003. This decrease was principally due to a decrease in our sales volumes of 8.2%, primarily in our custom and barrier films markets due to increased internal manufacturing by customers. This volume decrease was partially offset by an increase in our average selling prices of 1.6%, primarily due to pass through of resin price increases to customers.

        Segment profit.    Performance Films segment profit was $19.8 million for the year ended December 31, 2004, as compared to $24.0 million for the same period in 2003. This decrease in segment profit was primarily due to lower gross margins from compression between our average selling price and average raw material costs to contractual customers.

Corporate/Other

        Corporate/Other includes our corporate headquarters and our research and development facility in Newport News, Virginia. Unallocated corporate expenses decreased $13.6 million to $30.6 million for the year ended December 31, 2004 from $43.0 million for 2003. This decrease was principally due an accrual in 2003 of $7.2 million for the estimated costs of litigation discussed in Note 13 to the consolidated financial statements and to elimination of administrative cost associated with our former international segment and Singapore operations. Unallocated research and development costs increased $2.9 million to $4.2 million.

Year ended December 31, 2003 compared to the year ended December 31, 2002

Specialty Products Group

        Net sales.    The net sales of our Specialty Products Group segment increased $21.1 million, or 6.1% to $367.7 million for the year ended December 31, 2003 from $346.6 million for 2002. This increase was primarily due to a 3.0% increase in our average selling prices, primarily due to the pass-through of raw material price increases, and in increase in sales volumes of 3.0%.

        Net sales in our Specialty Films division increased $25.8 million, or 17.5%, to $173.2 million for the year ended December 31, 2003 from $147.4 million for 2002. This increase was principally due to an increase in our sales volume of 13.0% and an increase in our average selling prices of 3.9%. The increase in sales volume was primarily the result of incremental sales from a new film line at our Washington, GA plant and the transfer of business from our Engineered Films segment. Average selling prices increased due to the pass-through of raw material price increases and improvements in our sales mix.

        Net sales of our Printed Products Film division decreased $4.7 million, or 2.3%, to $194.5 million for the year ended December 31, 2003 from $199.2 million for 2002. This decrease was principally due to a decrease in our sales volumes of 7.7%, partially offset by an increase in our average selling prices of 5.8%.

        Segment profit.    The Specialty Films segment profit decreased $6.2 million, to $49.0 million for the year ended December 31, 2003 from $55.2 million for 2002. This decrease in segment profit was primarily due to incremental volumes at lower margins and the competitive environment in the personal care business resulted in less than complete recovery of the increase in raw material prices and thus lower margins.

Industrial Films

        Net sales.    Net sales in our Industrial Films segment increased $28.2 million, or 14.7%, to $219.6 million for the year ended December 31, 2003 from $191.4 million for 2002. This increase was principally due to an increase in our average selling prices of 15.4%, principally due to the pass-through of raw material price increases, and offset by a 0.6% decrease in our sales volumes.

        Segment profit.    Industrial Films segment profit decreased $3.3 million, to $27.2 million for the year ended December 31, 2003 from $30.5 million for 2002. This decrease in segment profit was primarily due to lower gross margins resulting from higher waste and packaging costs of $2.1 million, machine start up costs in Germany and our Toronto Facilities and to $1.2 million increases in selling, general and administrative costs related to higher commission expense.

Engineered Films

        Net sales.    Net sales in our Engineered Films segment decreased $9.3 million, or 4.5%, to $196.1 million for the year ended December 31, 2003 from $205.4 million for 2002. This decrease was principally due to a decrease in our sales volume of 13.2%, partially offset by an increase in our average selling prices of 10.0% principally due to the pass-through of raw material price increases. The sales volumes decreased primarily as a result of the slowdown in the economy and the transfer of business to our Specialty Films division. Excluding the transfer of business to the Specialty Films division, sales volume of the Converter Films division decreased 11.0% for the year ended December 31, 2003 as compared to 2002.

        Segment profit.    Engineered Films segment profit decreased $4.0 million, to $34.1 million for the year ended December 31, 2003 from $38.1 million for 2002. This decrease was principally due to the decrease in sales volume, offset in part by increases in our average selling price exceeding increases in our average raw material costs.

Performance Films

        Net sales.    The net sales of our Performance Films segment increased $6.6 million, or 6.7%, to $105.2 million for the year ended December 31, 2003 from $98.6 million for 2002. This increase was principally due to an increase in our sales volumes of 1.3%, and an increase in our average selling prices of 5.4%, largely due to a favorable shift in the mix of higher value added products.

        Segment profit.    Performance Films segment profit increased $0.8 million, to $24.0 million for the year ended December 31, 2003 from $23.2 million for 2003. This increase in segment profit was primarily due to the shift to a more favorable product mix.

Corporate/Other

        Corporate/Other includes our corporate headquarters and research and development facility in Newport, Virginia. Unallocated corporate expenses increased $14.8 million due primarily to an accrual of $7.2 million for the estimated costs of litigation discussed in Note 13 to the consolidated financial statements, $1.1 million of severance costs related to recent organizational changes, and increases in legal and consulting expenses. Unallocated research and development costs increased $0.8 million to $1.3 million.

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

        All of the term debt and revolver debt under the credit facilities that existed at December 31, 2003 had been at variable rates of interest, so payment of the term loans with the proceeds of our 11 1/8% Senior Secured Discount Notes and borrowings under our revolving credit facility substantially reduced our exposure to interest rate risk. Although our new $100 million revolving credit facility is at a variable rate of interest, there are substantially fewer financial covenants than our credit facilities that existed at December 31, 2003, which will substantially reduce our exposure to covenant default risk. While the effective interest rate on the Senior Secured Discount Notes is higher than the term loans retired from the proceeds of the February 2004 offering, we will realize greater short-term liquidity and flexibility in our debt structure resulting from the elimination of a number of the financial and other covenants in our then existing credit facilities and the deferral of the cash interest requirements of the Senior Secured Discount Notes.

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

Revolving credit facility

        On February 17, 2004, we paid off and terminated our then existing credit facilities and entered into a revolving credit facility providing up to $100 million (subject to a borrowing base). The revolving credit facility includes a $15 million letter of credit subfacility, with letters of credit reducing availability under our revolving credit facility.

        The revolving credit facility is secured by a first priority security interest in substantially all inventory, receivables, deposit accounts, 100% of capital stock of, or other equity interests in existing and future domestic subsidiaries and foreign subsidiaries that are guarantors of the Senior Secured Discount Notes, and 65% of the capital stock of, or other equity interests in existing and future first-tier foreign subsidiaries, investment property and certain other assets of the Company and the note guarantors (the "Second Priority Collateral"), and a second priority security interest in our real property, fixtures, equipment, intellectual property and other assets (the "First Priority Collateral").

        The revolving credit facility matures on February 17, 2009. The Company is subject to periodic reporting of a borrowing base consisting of eligible accounts receivable and eligible inventory. The interest rates are at LIBOR plus 2.5% to 3.0% or ABR plus 1.5% - 2.0%.

        The borrowings under the new revolving credit facility may be limited to a reduced availability. If the borrowing base is less than $110,000,000 and the Fixed Charge Coverage Ratio (FCCR) is less than 1.1, the reduced availability is the borrowing base minus $10,000,000. Furthermore, if the FCCR is less than that prescribed in our credit agreement, reduced availability is the lessor of the commitment or the borrowing base minus $15,000,000. As of December 31, 2004, we had approximately $60.1 million available for borrowing under our revolving credit agreement.

Issuance of 11 1/8% Senior Secured Discount Notes due 2009

        On February 17, 2004 we completed the sale of $306 million principal amount at maturity (gross proceeds of $225.3 million) of 11 1/8% Senior Secured Discount Notes due 2009. The proceeds of the offering and borrowings under the revolving credit facility were used to repay and terminate the credit facilities that existed at December 31, 2003.

        The Senior Secured Discount Notes mature on June 15, 2009, and are secured by a first priority security interest in the First Priority Collateral and a second priority security interest in the Second Priority Collateral. The Senior Secured Discount Notes are guaranteed by our existing and future domestic restricted subsidiaries and certain foreign subsidiaries.

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

11 1/8% Senior Secured Notes due 2009

        On May 30, 2003, we completed the sale of $250 million aggregate principal amount of our 11 1/8% Senior Secured Notes due 2009. The 11 1/8% Senior Secured Notes due 2009 mature on September 1, 2009, and interest is payable on March 1 and September 1 of each year. The net proceeds from the sale of the 11 1/8% Senior Secured Notes due 2009 were used to repay borrowings under our then existing credit facilities in accordance with an amendment to our then existing credit facilities. The 11 1/8% Senior Secured Notes due 2009 rank equally with our existing and future senior debt and rank senior to our existing and future subordinated indebtedness, including the 13% Senior Subordinated Notes due 2010. The 11 1/8% Senior Secured Notes due 2009 are secured by a first priority security interest in the First Priority Collateral and a second priority security interest in the Second Priority Collateral. The 11 1/8% Senior Secured Notes due 2009 are guaranteed by some of our subsidiaries.

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

13% Senior Subordinated Notes due 2010

        In 2000, we issued $220 million aggregate principal amount of 13% Senior Subordinated Notes due 2010. In 2002, we issued an additional $100 million of 13% Senior Subordinated Notes due 2010. The 13% Senior Subordinated Notes due 2010 mature on June 1, 2010, and interest on the 13% Senior Subordinated Notes due 2010 is payable on June 1 and December 1 of each year. The 13% Senior Subordinated Notes due 2010 are subordinated to all of our existing and future senior debt, rank equally with any future senior subordinated debt, and rank senior to any future subordinated debt. The 13% Senior Subordinated Notes due 2010 are guaranteed by some of our subsidiaries. The 13% Senior Subordinated Notes due 2010 are unsecured. Prior to June 1, 2003, we may, on one or more occasions, redeem up to a maximum of 35% of the original principal amount of the 13% Senior Subordinated Notes due 2010 with the net cash proceeds of one or more equity offerings by us at a redemption price equal to 113% of the principal amount thereof, plus accrued and unpaid interest. Otherwise, we may not redeem the 13% Senior Subordinated Notes due 2010 prior to June 1, 2005. On or after that date, we may redeem the 13% Senior Subordinated Notes due 2010, in whole or in part, at the following redemption prices (expressed as percentages of principal amount), plus accrued and unpaid interest: 106.5% if redeemed prior to June 1, 2006; 104.333% if redeemed prior to June 1, 2007; 102.167% if redeemed prior to June 1, 2008; and 100% if redeemed on or after June 1, 2008.

Preferred stock

        We have approximately $223.5 million of Series A Cumulative Exchangeable Redeemable Preferred Stock outstanding. The Series A preferred stock accrues dividends at the rate of 14% per annum; however, our board of directors has never declared or paid any dividends on the Series A preferred stock. Unpaid dividends accumulate and are added to the liquidation amount of the Series A preferred stock. After May 31, 2005 the annual dividend rate increases to 16% unless we pay dividends in cash. The dividend rate also increases to 16% if we fail to comply with certain of our obligations or upon certain events of bankruptcy. The Series A preferred stock is mandatorily redeemable on June 1, 2011. See Note 10 to the consolidated financial statements included elsewhere in this report. The shares of Series A Preferred Stock are non-voting.

        On September 24, 2004, we adopted a 2004 Restricted Stock Incentive Plan, pursuant to which we sold to our President and Chief Executive Officer and selected additional officers of the Company, 704 shares of a total of 720 shares of a newly-created, non-voting Series B Redeemable Preferred Stock for a cash purchase price of $162 per share. These shares were issued in private transactions with officers of the Company and therefore were exempt from the registration requirements of the Securities Act of 1933. On December 22, 2004, the remaining 16 authorized shares were issued to an officer for a cash purchase price of $162 per share.

        Upon the sale of all or substantially all of the Company's assets, sale of the majority of the outstanding Common Stock of the Company to a person other than J.P. Morgan or its affiliates; merger or consolidation of the Company, or the consummation of a liquidation, as those events are specifically described in the Company's Articles of Incorporation, we are required to redeem all shares of Series B Redeemable Preferred Stock by payment of cash in an amount equal to the product of (x) .000104166; times (y) the sum of the amount of cash distributions actually paid and the fair market value of assets distributed by the Company to its stockholders during the period commencing on September 24, 2004 through the date of such event, plus the net proceeds payable, whether in cash, stock or other assets, to the stockholders of the Company in respect of such event.

        Upon a redemption by the Company of any shares of Series A Preferred Stock (or any payment on any notes issued in exchange therefor), the holder of each share of Series B Redeemable Preferred Stock shall be entitled to receive a cash dividend equal to the product of (x) .000104166; times (y) the net proceeds payable, whether in cash, stock or other assets, to the stockholders of the Company in respect to such redemption or such payment.

        Upon an underwritten public offering of shares of capital stock of the Company to the public resulting in aggregate net proceeds to the Company of not less than $100 million each share of Series B Redeemable Preferred Stock shall be automatically converted into that number of shares of the class of common equity securities of the Company that are outstanding immediately following such public offering equal to the product of (x) .000104166; times (y) the total number of shares of such class of stock outstanding immediately following the consummation of the public offering. The shares of Series B Redeemable Preferred Stock are non-voting and do not bear dividends except as noted above.

Net cash used in operating activities

        Net cash used in operating activities was $1.4 million for the year ended December 31, 2004, compared to net cash used in operations of $14.2 million for the same period in 2003, a difference of $12.8 million. This difference is primarily attributable to the recognition of $35.3 million in deferred dividends, accretion on the Series A preferred stock and $23.5 million of accretion on the senior secured discount notes, offset by reductions in goodwill and fixed asset impairments of $18.3 million and $4.4 million, respectively, $12.7 million in increased working capital requirements, $7.0 million in less losses from discontinued operations and $6.2 million less depreciation and amortization.

Net cash used in investing activities

        Net cash used in investing activities was $17.6 million for the year ended December 31, 2004, as compared to $17.0 million for the same period in 2003. Capital expenditures in 2004 of $24.1 million included $8.7 million for new production lines, while capital expenditures in 2003 were principally for upgrading the operating efficiencies at our manufacturing facilities. In addition, during the third quarter of 2004, the Company sold substantially all the assets of our wholly-owned subsidiary, Pliant Solutions, receiving $6.5 million in cash proceeds.

Net cash provided by financing activities

        Net cash provided by financing activities was $25.5 million for the year ended December 31, 2004, as compared to net cash provided by financing activities of $46.0 million for the year ended December 31, 2003. As a condition to the effectiveness of the March 2003 amendment to our then existing credit facilities, J.P. Morgan Partners agreed to purchase Series A preferred stock and warrants for $10 million. The activity for 2003 includes the net proceeds from the issuance of such $10 million of Series A preferred stock and warrants, the net proceeds from the issuance of $250 million principal amount of Senior Secured Notes in May 2003, and the use of these proceeds to repay term debt. In addition, we paid $10.5 million in financing fees for a related amendment to our then existing credit facilities and the issuance of the Series A preferred stock and warrants. The activity for both periods also includes scheduled principal payments on our term loans and borrowings and repayments under our then existing revolving credit facility.

        As of December 31, 2004, we had approximately $78.5 million of working capital, approximately $60.1 million available for borrowings under our then existing revolving credit facility, with no outstanding borrowings under that facility, and approximately $6.7 million in letters of credit issued under our then existing revolving credit facility. Our outstanding borrowings under our then existing revolving credit facility fluctuated significantly during each quarter as a result of the timing of payments for raw materials, capital and interest, as well as the timing of customer collections. See "Sources of Capital" above for a discussion of the refinancing done in February 2004.

        As of December 31, 2004, we had approximately $5.6 million in cash and cash equivalents. A portion of this amount was held by our foreign subsidiaries. Repatriation tax rates may limit our ability to access cash and cash equivalents generated by our foreign operations for use in our U.S. operations, including to pay principal and interest on outstanding borrowings.

        Our total capital expenditures in 2004, 2003 and 2002 were approximately $24.1 million, $17.0 million, and $49.2 million, respectively. We currently estimate that our total capital expenditures will be approximately $30 to 35 million in 2005. These expenditures will consist of ongoing projects, productivity improvement projects and minor expansion of business and growth projects. Of this amount, approximately $12 million will be spent on projects to improve operational efficiencies.

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

        The interest expense and scheduled principal payments on our borrowings affect our future liquidity requirements. We expect that cash flows from operating activities and available borrowings under our revolving credit facility of up to $100 million (excluding $6.7 million of outstanding letters of credit) will provide sufficient cash flow to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements. However, our ability to borrow under our revolving credit facility at any time will be subject to the borrowing base in effect at that time (which will vary depending upon the value of our accounts receivable and inventory). Our ability to make borrowings under our revolving credit facility will also be conditioned upon our compliance with other covenants in the new credit agreement, including financial covenants that apply when our borrowings exceed certain amounts. In addition, the terms of our indentures currently limit the amount we may borrow under our revolving credit facility.

        Changes in raw material costs can significantly affect the amount of cash provided by our operating activities, which can affect our liquidity. Over the past several months, we have experienced a period of extreme uncertainty with respect to resin supplies and prices. High crude oil and natural gas pricing, have had a significant impact on the price and supply of resins. During the same period, many major suppliers of resin have announced price increases to cover their increases in feedstock costs. While the prices of our products generally fluctuate with the prices of resins, certain of our customers have contracts that limit our ability to pass the full cost of higher resin pricing through to our customers immediately. Further, competitive conditions in our industry may make it difficult for us to sufficiently increase our selling prices for all customers to reflect the full impact of increases in raw material costs. If this period of high resin pricing continues, we may be unable to pass on the entire effect of the price increases to our customers, which would adversely affect our profitability and working capital. In addition, further increases in crude oil and natural gas prices could make it difficult for us to obtain an adequate supply of resin from manufacturers affected by these factors.

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

        The following table sets forth our total contractual cash obligations excluding cash interest payments, as of December 31, 2004 (in thousands):

	Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt (including capital lease obligations)	$842,348	$1,994	$2,376	$524,764	$313,214
Operating leases	43,196	9,190	15,153	7,997	10,856
Redeemable preferred stock	223,548	—	—	—	223,548
Pension obligations	3,067	3,067	—	—	—
Raw material and other purchase obligations	32,796	28,550	4,246	—	—
Total contractual cash obligations	$1,144,955	$42,801	$21,775	$532,761	$547,618

Cash used in discontinued operations

        Net cash used in discontinued operations was $4.8 million for the year ended December 31, 2004 compared to net cash used of $14.8 million for the year ended December 31, 2003.

Other developments

        For a discussion of material litigation in which we are involved, see Item 3—"Legal Proceedings."

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to various interest rate and resin price risks that arise in the normal course of business. We regularly evaluate the advisability of entering into interest rate hedging agreements to manage interest rate market risks and commodity hedging agreements to manage resin market risks. However, significant increases in interest rates or the price of resins could adversely affect our operating margins, results of operations and ability to service our indebtedness.

        Since the repayment of $219.6 million of variable rate term debt with the proceeds of our Senior Secured Discount Notes due 2009 and borrowings under our revolving credit facility on February 17, 2004, our interest rate risk has decreased substantially.

        Our revolving credit facility is at a variable rate of interest. An increase of 1% in interest rates would result in an additional $100,000 of annual interest expense for each $10.0 million in borrowings under our revolving credit facility. We will thus be exposed to interest rate risk to the extent of our borrowings under the revolving credit facility.

        Our raw material costs are comprised primarily of resins. Our resin costs comprised approximately 61% of our total manufacturing costs in 2004. Market risk arises from changes in resin costs. Although the average selling prices of our products generally increase or decrease as the cost of resins increases or decreases, the impact of a change in resin prices is more immediately reflected in our raw material costs than in our selling prices. From time to time we enter into commodity collar agreements to manage resin market risks. At December 31, 2004, we did not have any commodity collar agreements outstanding. Prices for resin have risen dramatically during 2004 and are expected to continue to rise. Pliant's costs for resin on a weighted-average basis rose 29% higher from December of 2003 to December of 2004, with over half of that increase occurring in the fourth quarter of 2004.

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

        We enter into certain transactions denominated in foreign currencies and when advisable we have employed hedging techniques designed to mitigate foreign currency exposures. Gains and losses from these transactions as of December 31, 2004, have been immaterial and are reflected in the results of operations.

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

        None.

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

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Certain information about our executive officers and directors is presented below. Pursuant to the stockholders' agreement among us, the holders of our common stock and the holders of warrants to purchase our common stock, our board of directors currently consists of eight members, four of whom are designated by our institutional common stockholders and warrant holders, one of whom is designated by The Christena Karen H. Durham Trust, two of whom are independent, and one of whom is appointed by our board of directors and must be a member of our senior management. The trust has the right to designate a second director to the Board, but that Board seat is currently vacant.

Name	Age	Position
Harold C. Bevis	45	President and Chief Executive Officer, Acting Chief Financial Officer, and Director
John D. Bowlin	54	Director
Richard P. Durham	40	Director
Sean Epps	36	Director
Edward A. Lapekas	61	Non-Executive Chairman
Albert (Pat) MacMillan	61	Director
Jeffrey C. Walker	49	Director
Timothy J. Walsh	41	Director
R. David Corey	56	Executive Vice President and Chief Operating Officer
Paul R. Frantz	39	Senior Vice President and General Manager—Performance Films
Greg E. Gard	44	Senior Vice President, Technology & Innovation
Joseph J. Kwederis	58	Senior Vice President, Finance
Robert J. Maltarich	53	Senior Vice President and General Manager—Industrial Film
Kenneth J. Swanson	38	Senior Vice President, President Specialty Products Group
Coleman R. Wooldridge	57	Senior Vice President and General Manager—Engineered Films

        Harold C. Bevis was named President and Chief Executive Officer in October 2003. Mr. Bevis also serves on our Board of Directors and is currently serving as our Chief Financial Officer. He has over 20 years of global experience with multiple types of technology-driven manufactured products sold across a full range of sales channels. Mr. Bevis joined Pliant from Emerson Electric, where he served as President of Emerson Telecommunications Products, a group of manufacturing companies, beginning in 1998. Mr. Bevis led the sale of this group to Emerson while he was President and CEO of Jordan Telecommunication Products, Inc., a manufacturer of nonproprietary communications products. Prior to that, Mr. Bevis served as Senior Vice President and General Manager of General Cable Corporation, a large, vertically integrated domestic manufacturer of wire and cable products sold through wholesale and retail channels to companies such as The Home Depot, True Value Hardware, Rexel and Graybar. Mr. Bevis has also held positions of increasing responsibility with General Electric, Booz, Allen & Hamilton, and General Dynamics, where he began his career as an engineer. Mr. Bevis holds a B.S. in

Industrial Engineering from Iowa State University and an MBA in Marketing from Columbia University in New York. Mr. Bevis is the director who is a member of our senior management.

        John D. Bowlin became one of our directors on January 31, 2005. Mr. Bowlin was President and Chief Executive Officer of Miller Brewing Company from 1999 until 2003, leading its sale to South African Breweries in 2002. From 1985 until 2002, Mr. Bowlin was employed by Philip Morris Companies, Inc., in various leadership capacities, including President, International, Kraft, Inc. (1996 - 1999), President and Chief Operating Officer, Kraft Foods, Inc. (1994 - 1996), President and Chief Operating Officer, Miller Brewing Company (1993 - 1994), and President, Oscar Mayer Food Corporation (1991-1993). Mr. Bowlin holds an MBA from Columbia University and a BS from Georgetown University. He is also a director of the Rayovac Corporation. Mr. Bowlin is one of the two independent directors.

        Richard P. Durham became one of our directors on May 31, 2000. Mr. Durham also served as our President, from March 1997 through March 2001, and as our Chief Executive Officer from March 1997 through June 2002. He was also the chairman of our board of directors from May 31, 2000 to June 2002. Mr. Durham has been with various Huntsman Corporation affiliates since 1987. Prior to becoming our President, Mr. Durham served as Co-President and Chief Financial Officer of Huntsman Corporation. Mr. Durham is also a director of Huntsman Corporation. Mr. Durham is a graduate of The Wharton School of Business at the University of Pennsylvania. Mr. Durham is the Trust's designee to the board.

        Sean Epps became one of our directors on January 31, 2005. Mr. Epps has been a Principal of J.P. Morgan Partners, LLC, the company's principal stockholder since 2000, and prior to that was an associate of that entity. Mr. Epps has extensive experience managing J.P. Morgan Partners, LLC' portfolio companies, and is also on the Board of Directors of Brand Services, Inc. and Chromalox Corporation. Mr. Epps holds a BA from Hamilton College and an MBA from The Wharton School, University of Pennsylvania. Mr. Epps is one of the persons designated to serve on the board by our institutional common stockholders and warrant holders.

        Edward A. Lapekas became one of our directors on December 19, 2001 and became our Non-Executive Chairman on October 22, 2003. Mr. Lapekas served as our interim Chief Executive Officer from August 24, 2003 until October 22, 2003. From November 2002 until March 2003, Mr. Lapekas served as Chairman and Chief Executive Officer of NexPak Corporation, a media packaging company. Prior to that, Mr. Lapekas was Executive Chairman of Packtion Corporation, an e-commerce venture, from October 2000 until June 2001. From May 1996 until July 2000, Mr. Lapekas was employed by American National Can Group, Inc., last serving as Chairman and Chief Executive Officer. Prior to that, Mr. Lapekas served as Deputy Chairman and Chief Operating Officer of Schmalbach-Lubeca AG. From 1971 until 1991, Mr. Lapekas was employed by Continental Can Company, where he served in various strategy, planning, operating and marketing capacities. Mr. Lapekas is also a director of Silgan Corp. He received a B.A. degree from Albion College and an M.B.A. degree from Wayne State University. Mr. Lapekas is one of the two independent directors.

        Albert (Pat) MacMillan became one of our directors on December 19, 2001. Mr. MacMillan is the founder and CEO of Team Resources, a consulting firm with offices in the United States, Venezuela, Peru, Chile, and Mexico. Founded in 1980, Team Resources provides client services in the areas of strategy, building team-based organizations, and designing leadership development strategies. He also serves on the boards of directors of Unum/Provident and Metokote Corporation, as well as several foundations and non-profit organizations. He received a B.A. degree in Business and an M.B.A. degree from the University of Washington. Pursuant to the stockholders' agreement, Mr. MacMillan is one of the designees to the board by our institutional common stockholders and warrant holders.

        Jeffrey C. Walker became one of our directors on July 1, 2004. Mr. Walker is Managing Partner of J.P. Morgan Partners, LLC and Vice Chairman of JPMorgan Chase. J.P. Morgan Partners, LLC is a

global partnership and is our principal stockholder. Before co-founding JPMorgan Partners in 1984, Mr. Walker worked in the Investment Banking and Finance Divisions of Chemical Bank and the Audit and Consulting Divisions of Arthur Young & Co. He is also a director of numerous private and public corporations (1-800-Flowers, Metroplex, Doane Pet Care, House of Blues, Metokote and Axis Insurance). Mr. Walker is a Certified Public Accountant and a Certified Management Accountant, and holds a BS degree from the University of Virginia and an MBA from the Harvard Business School. Mr. Walker is one of the designees to the board by our institutional common stockholders and warrant holders.

        Timothy J. Walsh became one of our directors on May 31, 2000. He served as Non-Executive Chairman from June 2002 until October 2003. Mr. Walsh is an executive officer of JPMP Capital Corp., which is the general partner of JPMP Master Fund Manager, L.P., which is the general partner of J.P. Morgan Partners (BHCA), L.P., our principal stockholder. Since 1999, Mr. Walsh has been a Partner of J.P. Morgan Partners, LLC (formerly, Chase Capital Partners). JP Morgan Partners is a global partnership. It is a leading provider of private equity and has closed over 1,300 individual transactions since its inception in 1984. JP Morgan Partners has more than 140 investment professionals in eight regional offices throughout the world. JP Morgan Partners' primary limited partner is J.P. Morgan Chase & Co. (NYSE: JPM), one of the largest financial institutions in the United States. From 1993 to 1999, Mr. Walsh held various positions with J.P. Morgan Partners in Europe and North America. Prior to 1993, he was a Vice President of J.P. Morgan Chase & Co. (formerly, The Chase Manhattan Corporation). Mr. Walsh is also a director of Better Minerals & Aggregates Company, Klockner Pentaplast S.A. and Metokote Corporation. Mr. Walsh received a B.S. degree from Trinity College and an M.B.A. degree from the University of Chicago. Pursuant to the stockholders' agreement, Mr. Walsh is one of the designees to the board by our institutional common stockholders and warrant holders.

        R. David Corey was named Chief Operating Officer in March 2004. He joined Pliant as Executive Vice President for Global Operations in November 2003. Mr. Corey has over 30 years of experience leading extrusion-based manufacturing businesses. Mr. Corey was a senior executive at Emerson Electric where he was President of Dura-Line, a manufacturing business that produced telecom, gas and water conduit products. He supervised plants and sales forces in the US, Mexico, UK, Spain, Brazil, Czech Republic, Malaysia, India and China. Previously, Mr. Corey was President of International Wire with operations in the US and Asia. Prior to that, Mr. Corey was Senior Vice President and General Manager of Telecom products for General Cable Corporation. He earned a B.S. in Business from Eastern Illinois University.

        Paul R. Frantz is currently the Senior Vice President and General Manager of the Performance Films Division. Mr. Frantz joined Pliant Corporation in July of 1992 following the acquisition of Goodyear Tire and Rubber Company's Film Division. Since that time, he has held numerous positions within the company. Most recently he has served as Senior Vice President Sales and Marketing Marquee Accounts. In 2003 he served as Senior Vice President Sales and Marketing for Pliant Solutions, from 2001 - 2003 he was Vice President Sales and Marketing for Secondary Packaging, and from 1999 - 2000 he was Managing Director—Europe. Other positions have included Director Sales and Marketing for Secondary Packaging and Marketing Manager for Secondary Packaging. Prior to joining Pliant Corporation, Mr. Frantz held various sales management positions with Goodyear and operations management positions in the thermoforming segment of the plastics industry. He holds a B.B.A. degree in Economics and Finance from Baylor University.

        Greg E.Gard joined Pliant Corporation in 1989 and has held numerous technical positions supporting the various market segments within Pliant Corporation. Today, he serves as Senior Vice President of Technology and Innovation. His responsibilities in this regard include Product Development and Technical Service for the Corporation, with particular focus on shortening product development cycles, improving speed to market, and directing a team of packaging professionals in the development of packages that protect and preserve while improving functionality and appearance. Before joining Pliant, Mr. Gard held engineering and management positions with Cryovac Sealed Air Corporation. Prior to this he worked for several years as an engineer with Dresser Atlas in oil and gas exploration. He holds a B.S. degree in electrical and computer engineering from the University of Wisconsin Madison. Mr. Gard is actively involved with Clemson University's Packaging Science program, one of only four academic institutions in the United States that offers a four-year program leading to a B.S. degree in Packaging Science. Currently, he serves on the Packaging Advisory Board at Clemson.

        Joseph J. Kwederis joined Pliant Corporation as Senior Vice President, Finance in February 2005. Prior to joining Pliant Corporation, Mr. Kwederis was Senior Vice President/CFO of Dura-line Corporation from 1999 - 2004, and VP of Finance for International Wire Group from 1996 - 1999. From 1974 until 1996 he held positions of increasing responsibility in Accounting and Finance at General Cable Corporation. Mr. Kwederis holds a BS in Accounting from Rutgers University and an MBA from the University of Connecticut.

        Robert J. Maltarich joined Pliant Corporation in July of 1992 following the acquisition of Goodyear Tire & Rubber Company's Films Division. Since that time, he has held numerous positions within Pliant Corporation. From 1992 - 1993 he served as Marketing Manager Film Products Worldwide, from 1994 - 1996 he was Director of National Accounts, and from 1997 - 1998 he was General Manager Custom Films Group. Other positions included Vice President and General Manager Barrier and Custom Films and, most recently, Senior Vice President of Sales, Flexible Packaging. Mr. Maltarich was promoted in October 2002 to Vice President and General Manager, Industrial Films, where he oversees Pliant's Stretch, Custom, and PVC film businesses. Prior to joining Pliant Corporation, Mr. Maltarich held numerous national and international positions in both sales and marketing with Goodyear Tire & Rubber Company. During his 18-year career at Goodyear, he served as General Marketing Manager Film Products Worldwide, General Manager European Film Products, Manager Film Products USA and District Sales Manager. He holds a B.S. degree in Business Administration from the University of Akron.

        Kenneth J. Swanson is currently President, Specialty Products. Prior to this position, Mr. Swanson was the Senior Vice President and General Manager of the Specialty Films Division at Pliant. Since 1992, Mr. Swanson has had various leadership positions with CT Film, Huntsman Packaging, and Pliant. Prior to 1992, Mr. Swanson held multiple sales management positions in the injection molding segment of the plastics industry. Mr. Swanson holds a B.Sc. degree in Business Management from the University of Redlands, Redlands, CA.

        Coleman R. Wooldridge joined Pliant Corporation in 1993 as the Plant Manager of the Dalton, Ga. Facility and in 1997 moved to Bloomington, Indiana as Plant Manager of the Bloomington and Odon plants. He was promoted to Vice President of Manufacturing in May of 1999, where he was responsible for the Converter, Personal Care and Barrier Division manufacturing operations. He was promoted to his current role of Vice President and General Manager of the Converter Division in October of 2002. Prior to joining Pliant, Mr. Wooldridge spent 4 years at Sonoco Products Company, where he held several positions in the manufacturing area, including Plant Manager in the High Density Film Products Division. Mr. Wooldridge began his career at General Electric, where he spent 15 years working in Supervisory roles and as a Product Development Engineer in plastics processing, which included work in injection and compression molding, vacuum forming and engineering resins. He holds a B.Sc. degree in Business Management from the University of Louisville, and a M.A. degree in Human Resource Development and Management from Webster University, St. Louis.

  Code of Ethics for Officers

        Our board of directors plans to adopt a code of ethics for all officers and directors which will be available upon request, but has not yet done so because the Company's equity securities are not registered under the Exchange Act or subject to the listing rules of any stock exchange or automated quotation system.

  Audit Committee

        Our Board of Directors has an audit committee. The audit committee maintains oversight responsibilities with respect to our accounting, auditing, financial reporting and internal control processes generally. The members of the audit committee are Timothy J. Walsh and Edward A. Lapekas. Mr. Lapekas is considered independent within the meaning of Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended. Mr. Walsh may not be deemed independent in light of the numerous transactions between the Company and J.P. Morgan Partners and its affiliates (see Item 13, "Certain Relationships and Related Transactions"). A person who at the time was serving as a Director was appointed as the financial expert of the audit committee during 2004. However that member resigned from our Board of Directors and as Chairman of the audit committee on January 31, 2005.

  Compensation Committee

        Our Board of Directors has a compensation committee. The compensation committee maintains oversight responsibilitieswith respect to the compensation of our officers and directors. The members of the compensation committee are Albert (Pat) MacMillan, Timothy J. Walsh and Harold C. Bevis.

ITEM 11.    EXECUTIVE COMPENSATION

        The following summary compensation table sets forth information about compensation earned in the fiscal years ended December 31, 2004, 2003 and 2002 by each person serving as Chief Executive Officer during 2004 and the four other most highly compensated persons who were serving as executive officers of the Company (other than the Chief Executive Officer) as of the end of the last fiscal year and one other individual who would have been in that group of the most highly compensated persons but was not serving as an executive officer as of the end of the last fiscal year (collectively, the "Named Executive Officers").

Summary compensation table

Long-term compensation
		Annual compensation(1)			Restricted Stock Awards
Name and principal position	Year	Salary ($)	Bonus ($)(2)		Total Shares Granted/Vested in 2004(3)	All other Compensation(4)
Harold C. Bevis(5) President and Chief Executive Officer	2004 2003 2002	608,333 78,974 —	928,974 — —	(6)	480 / 30 — —	1,083 — —
R. David Corey(7) Executive Vice President and Chief Operating Officer	2004 2003 2002	333,333 33,175 —	224,880 — —	(8)	48 / 3 — —	65,101 — —	(9)
Paul R. Frantz(10) Senior Vice President and General Manager—Performance Films	2004 2003 2002	196,167 169,086 145,497	100,000 9,968 15,625		16 / 0 — —	3,850 3,394 3,222
Kenneth J. Swanson(11) Senior Vice President, President Specialty Products	2004 2003 2002	219,500 168,500 153,751	150,000 34,518 16,015		40 / 2.5 — —	4,000 4,000 3,353
Greg E. Gard(12) Senior Vice President, Technology and Innovation	2004 2003 2002	215,333 162,500 146,680	90,000 27,900 19,130		16 / 6.25 — —	4,000 3,808 3,286
Brian E. Johnson(13) Former Executive Vice President and Chief Financial Officer	2004 2003 2002	296,633 267,799 267,799	46,900 47,860 41,928		— — —	4,000 4,000 5,700

(1)
Perquisites and other personal benefits, securities or property, in the aggregate, are less than either $50,000 or 10% of the total annual salary and bonus reported for the applicable Named Executive Officer.

(2)
All amounts for 2004 paid pursuant to 2004 Management Incentive Plan, except as indicated.

(3)
Pursuant to the 2004 Restricted Stock Incentive Plan, certain executive officers of the Company were permitted to purchase shares of Series B Redeemable Preferred Stock in September of 2004 for $162.00 per share, which we determined to be the fair market value of those shares pursuant to an independent appraisal. One 48th of those shares vest each month, subject to the holder being employed by the Company as of such dates. Three months (or .0625%) of the restricted shares granted to each such individual other than Mr. Frantz vested during 2004. Mr. Frantz' shares were not issued until December 2004, therefore none of his shares vested in 2004.

(4)
All amounts reflect contributions for employer's 401(k) contributions, except as indicated.

(5)
Mr. Bevis was appointed President and Chief Executive Officer in October 2003.

(6)
Includes bonus of $850,000, paid in 2005 pursuant to the 2004 Management Incentive Compensation Plan and an additional discretionary bonus of $78,974 paid in 2004.

(7)
Mr. Corey was appointed Executive Vice President of Global Operations in November 2003. He was promoted to Chief Operating Officer in March 2004.

(8)
Includes bonus of $200,000, paid in 2005 pursuant to the 2004 Management Incentive Compensation Plan and an additional discretionary bonus of $24,880 paid in 2004.

(9)
Includes $61,101 of moving expenses paid in 2004.

(10)
Mr. Frantz was appointed Senior Vice President and General Manager—Performance films and became an executive officer on March 1, 2004.

(11)
Mr. Swanson was appointed Senior Vice President and General Manager—Specialty Products Group and became an executive officer on February 16, 2004.

(12)
Mr. Gard was appointed Senior Vice President, Technology and Innovation and became an executive officer on March 11, 2004.

(13)
Mr. Johnson resigned as Executive Vice President and Chief Financial Officer effective September 16, 2004, but remained an non-executive officer employee of the Company until December 31, 2004.

Incentive Plans Adopted in 2004

        Effective January 1, 2004, our Board of Directors adopted two new benefit plans in which some or all of the Named Executive Officers may participate: the 2004 Management Incentive Compensation Plan and the 2004 MIP Long Term Incentive Plan. The participants in the 2004 Management Incentive Compensation Plan were paid a bonus of $4,075,780 in 2005 relating to achievement of certain EBITDA and operating free cash flow goals for 2004. All Named Executive Officers participated in this plan and received bonuses for their 2004 performance, except the Chief Executive Officer, in the amounts indicated in the foregoing table. In addition, participants in the 2004 MIP Long Term Incentive Plan, which includes all officers and other key management personnel of the Company (except the Chief Executive Officer), received a credit of half of the 2004 bonus amount to the accumulated amount of their Long term Incentive Plan Award that they can earn under the 2004 MIP Long Term Incentive Plan, which can be become payable on December 31, 2007 under the terms of that plan. In August 2004, our Board of Directors adopted the 2004 Restricted Stock Incentive Plan. The grants under the 2004 Restricted Stock Incentive Plan are described below.

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

        In August 2002, we adopted our 2002 Stock Incentive Plan. The 2002 plan authorizes grants of incentive stock options, nonqualified stock options and stock bonuses, as well as the sale of shares of common stock, to our and any of our subsidiaries' employees, officers, directors and consultants. A total of 4,793 shares are authorized for issuance under the 2002 plan.

        Since the adoption of our 2004 Restricted Stock Incentive Plan in September 2004, we have sold to our President and Chief Executive Officer and certain other Named Executive Officers a total of 720 shares of a newly-created, non-voting Series B Redeemable Preferred Stock for a cash purchase price of $162 per share, which was determined by our Board to be the fair market value of these shares as of such date based on an independent appraisal received by the Company. The Series B Preferred Stock will be automatically converted into common equity of the Company upon the consummation of an underwritten public offering registered under the Securities Act of shares of capital stock of the Company resulting in aggregate proceeds (net of underwriters discounts and commissions) to the Company of not less than $100 million.

        During the year ended December 31, 2004, 3,850 options to purchase common stock were granted and 17,394 options were cancelled. No stock options were granted to the Named Executive Officers during 2004.

        The following table provides information as to the options held by each of the Named Executive Officers at the end of 2004. There is no established trading market for our common stock and, therefore, the aggregate market value of our shares cannot be determined by reference to recent sales or bid and asked prices. The value of unexercised in-the-money options was assumed to be equal to the price per share paid in the recapitalization $483.13 per share. None of the Named Executive Officers exercised any options during the last fiscal year.

Aggregated option exercises in last fiscal year and FY-end option values

Name	Shares acquired on exercise	Value realized	Number of securities underlying unexercised options at fy-end (#) exercisable/unexercisable		Value of unexercised in-the-money options at fy-end ($) exercisable/unexercisable
Paul R. Frantz	—	—	137/863		0/0
Greg E. Gard	—	—	132/1,368		0/0
Brian E. Johnson	—	—	4,000/0	(1)	0/0
Kenneth J. Swanson	—	—	137/1,363		0/0

(1)
Mr. Johnson has the right to exercise all of his options on or before March 30, 2005. All options unexercised on such date will lapse.

        The options or restricted common stock granted prior to January 1, 2001 pursuant to the 2000 plan, as amended, provide for vesting as follows: (1) one-sixth are "time-vested" options or shares, which vested on January 1, 2001, so long as the recipient was still our employee on such date, and (2) the remainder are "performance-vesting" options or shares, which vest in increments upon the achievement of performance targets as follows: (a) vesting in full, if 100% or more of the applicable performance target is achieved as of the end of any calendar quarter during the option term and (b) partial vesting if more than 90% of the applicable performance target is achieved as of the end of any calendar quarter during the option term. Moreover, all performance-vesting options or shares not previously vested in accordance with the preceding sentence will vest automatically in full on December 31, 2009 so long as the recipient is still our employee on such date. Options granted pursuant to the 2000 plan subsequent to January 1, 2001 vest similarly, except that all of the options are "performance-vesting" options, which vest in increments upon the achievement of performance targets.

Long Term Incentive Plan

        Effective January 1, 2004, we adopted the 2004 MIP Long Term Incentive Plan to provide performance based incentives to eligible management associates who maintain their relationship with the Company over a period of years. Pursuant to this plan, one half of any award earned by any participants under each applicable management incentive plan during the four-year period beginning January 1, 2004 through December 31, 2007, will be added to the amount of the award that can be earned by the participant under this Long Term Incentive Plan. Such amounts can be earned by a participant if he or she (i) is actively employed by the Company or an affiliate during that four-year period and on the date of the payment of the award (March 15, 2008), (ii) has performed his or her duties to the satisfaction of the Board, and (iii) meets certain other criteria requiring not acting in a way that is inimical to the best interests of the Company, complying with Company policies, not breaching agreements benefiting the Company. Mr. Bevis does not participate in the 2004 MIP Long Term Incentive Plan. The following Named Executive Officers participate in this plan and accrued the following award amounts under the plan as a result of bonuses paid with respect to performance during 2004 under the 2004 Management Incentive Compensation Plan:

Long-Term Incentive Plans—Awards in 2004

Name	Award Amount Accrued in 2004	Payout Date
R. David Corey	100,000	December 31, 2007
Paul R. Frantz	50,000	December 31, 2007
Kenneth J. Swanson	75,000	December 31, 2007
Greg E. Gard	45,000	December 31, 2007
Brian E. Johnson	-0-	—

Pension plans

        Effective July 1, 2004, we adopted the Fourth Amendment to the Pliant Corporation Defined Benefit Pension Plan. The purpose of this amendment was to "freeze" the benefits payable under such plan as of June 30, 2004, for all participants in the plan who are not subject to the collective bargaining agreement between the Company, South Deerfield, Massachusetts and the United Electrical Radio and Machine Workers of America and Local 274, such that no further benefits will accrue to current or future employees under that plan. Persons employed by the Company as of December 31, 2002, who did not have 5 years of vesting service as of June 30, 2004 (the minimum service period required to qualify for benefits under the Plan) will continue to accrue vesting service toward this minimum so long as they continue to be employed by the Company after June 30, 2004. For all employees that qualify for benefits under the Plan, as amended, their average final compensation and years of service credit (except as noted above) will be fixed as of June 30, 2004. Mr. Frantz, Mr. Gard and Mr. Swanson were the only Named Executive officers that met the 5 year service requirement at June 30, 2004. As of June 30, 2004, the accrued pension plan benefit for (i) Mr. Frantz was $2,671 per month payable beginning December 1, 2030 or $1,051 per month payable beginning June 1, 2017; (ii) Mr. Gard $1,968 per month payable beginning December 1, 2025 or $628 per month payable beginning June 1, 2015; and (iii) Mr. Swanson $1,878 per month payable beginning November 1, 2031 or $600 per month payable beginning January 1, 2020. None of the other Named Executive Officers are eligible to participate in the Pliant Corporation Defined Benefit Pension Plan.

Employment agreements

        Effective January 1, 2004, the Company entered into a four-year employment agreement with Mr. Bevis, our President and Chief Executive Officer. The employment agreement provides for the payment of a base salary of $650,000. Mr. Bevis is guaranteed an annual bonus of $650,000 if he is employed during the calendar year, payable no later than ten business days following the Company's receipt from its public accountants of the audited consolidated financial statements of the Company for such calendar year. The employment agreement also provides that Mr. Bevis will participate in all bonus and incentive plans or arrangements which may be provided by the Company from time to time to its senior executives, with award opportunities commensurate with this position, duties and responsibilities. The employment agreement expressly excludes from these benefits the Management Incentive Plan, the Pliant 2000 Stock Incentive Plan, the Pliant 2002 Stock Incentive Plan and any other equity based incentive or compensation plans. The employment agreement expressly includes the Pliant 2004 Restricted Stock Incentive Plan, at least four weeks paid vacation per year, and includes non-disclosure of confidential information provisions and a non-compete provision for one year following termination of employment with us (unless termination was due to the term expiring). Mr. Bevis has agreed in his employment agreement that any inventions, improvements, technical or software developments, trademarks, patents and similar information relating to us or our business, products or services conceived, developed or made by him while employed by us belong to us. If Mr. Bevis' employment is terminated without cause or he resigns for good reason, he will be entitled to receive severance payments and continue to participate in our medical and dental plans for one year.

        On March 30, 2001, we entered into a five-year employment agreement with Brian E. Johnson, our Executive Vice President and Chief Financial Officer. On December 31, 2004 we entered into a Release Agreement with Mr. Johnson, whereby Mr. Johnson terminated his employment with the Company. Pursuant to the Release Agreement, Mr. Johnson acknowledged that he had received all of his compensation from the Company and that the only equity interests Mr. Johnson would hold in the Company post-termination would be 18 shares of Series A Preferred Stock, Warrants to purchase 18,270 shares of common stock and the option to purchase 1,000 shares of common stock pursuant to the 2000 Stock Incentive Plan and the Option Agreement related thereto. The Company agreed to pay Mr. Johnson his base salary until December 31, 2005 and his bonus based on the 2004 calendar year under the Management Incentive Plan. Mr. Johnson also receives medical and dental benefits until December 31, 2005 and outplacement service benefits for six months not to exceed $20,000.

        We have not entered into employment agreements with Mr. Corey, Mr. Frantz, Mr. Swanson and Mr. Gard.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

        The following table contains information with respect to the ownership of our common stock as of March 21, 2005 by:

  •
  each person known to own beneficially more than 5% of our common stock,

  •
  each of our directors,

  •
  each of our Named Executive Officers, and

  •
  all of our executive officers and directors as a group.

        The amounts set forth in the table and footnotes below do not include shares of restricted common stock issued under the 2000 plan that remain subject to performance vesting requirements that had not been met as of March 21, 2005.

        Pursuant to a stockholders' agreement dated May 31, 2000, the parties to that agreement have committed to vote their shares in the election of directors in the manner described in "Certain relationships and related transactions—The stockholders' agreement."

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

	Number of shares of common stock beneficially owned	Percent of class
JPMP Capital Corp.(1)(2)	405,169	61.44%
Southwest Industrial Films, LLC/Southwest Industrial Films II, LLC(1)(2)	405,169	61.44%
The Christena Karen H. Durham Trust(3)(4)	158,917	27.8%
Perry Acquisition Partners-2, L.P.(5).	34,527	6.0%
Harold C. Bevis	0	0.0%
R. David Corey	0	0.0%
Richard P. Durham(4)	24,283	4.07%
Durham Capital Limited(4)	24,283	4.07%
Timothy J. Walsh(2)	0	0.0%
Edward A. Lapekas	207	*
Albert (Pat) MacMillan	0	0.0%
Brian E. Johnson	1,018	*
Jeffery C. Walker	0	0.0%
John D. Bowlin	0	0.0%
Sean Epps(2)	0	0.0%
Paul R. Frantz(6)	34.21	*
Robert J. Maltarich(7)	112.48	*
Kenneth J. Swanson	45.225	*
Greg E. Gard	152.48	*
Coleman R. Woolridge	144.33	*
All directors and executive officers as a group (14 persons)	24,997	4.36%

*
Less than 1%.

(1)
Includes (i) 317,306 shares of common stock held by Southwest Industrial Films, LLC, which is controlled by J.P. Morgan Partners (BHCA), L.P., as managing member, (ii) 43,047 shares of common stock which are issuable upon exercise of warrants to purchase common stock issued in connection with our Series A preferred stock held by Southwest Industrial Films II, LLC, which is controlled by J.P. Morgan (BHCA), L.P., as managing member, and (iii) 44,816 shares of common stock which are issuable upon exercise of warrants to purchase common stock issued in connection with our preferred stock held by Southwest Industrial Films, LLC. JPMP Capital Corp. is the indirect general partner of J.P. Morgan Partners (BHCA), L.P., and a wholly-owned subsidiary of J.P. Morgan Chase & Co., a publicly traded company. JPMP Capital Corp. and each of the foregoing entities is an affiliate of J.P. Morgan Partners, LLC and has an address c/o J.P. Morgan Partners, LLC, 1221 Avenue of the Americas, 39th Floor, New York, New York 10020.

(2)
Mr. Walsh, Mr. Walker and Mr. Epps may be deemed the beneficial owners of the shares of common stock and warrants owned by each of Southwest Industrial Films, LLC and Southwest Industrial Films II, LLC, respectively, due to their positions with JPMP Capital Corp. and J.P. Morgan Partners, LLC, which are affiliates of J.P. Morgan Partners (BHCA), L.P., which in turn controls each of Southwest Industrial Films, LLC and Southwest Industrial Films II, LLC, as managing member.

(3)
The address of The Christena Karen H. Durham Trust is P.O. Box 17600, Salt Lake City, Utah 84117. The trustee of the Trust is Richard P. Durham. The Trust was established for the benefit of Christena H. Durham and her children. Christena H. Durham is the wife of Richard P. Durham.

(4)
Includes 23,033 shares of Common Stock held by Durham Capital Limited, an entity controlled by Richard P. Durham, and 1,250 shares of common stock held by Durham Capital Limited issuable upon exercise of warrants to purchase common stock issued in connection with our Series A preferred stock. As trustee of The Christena Karen H. Durham Trust and the spouse of Christena H. Durham, who is a beneficiary of the Trust, Richard P. Durham may be deemed the beneficial owner of the shares of common stock owned by the Trust. Richard P. Durham disclaims beneficial ownership of the shares of common stock owned by the Trust. The address for each of these persons and entities is 5772 South Holladay Blvd., Salt Lake City, Utah 84121.

(5)
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

(6)
Includes 20 shares of issued Common Stock and 14.21 shares of Common Stock issuable upon exercise of warrants.

(7)
Includes 80 shares of issued Common Stock and 32.48 shares of Common Stock issuable upon exercise of warrants.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table sets forth information relating to our equity compensation plans as of December 31, 2004. Our equity securities are closely held and are not publicly traded. In addition, as required by our stockholders' agreement, a majority of our board of directors has been appointed by our institutional common stockholders and warrant holders, including our controlling shareholder. Therefore, our board of directors approves our equity compensation plans without obtaining approval directly from our shareholders.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	—		—	—
Equity compensation plans not approved by security holders	53,289	(2)	$419.13	21,213

Total	53,289		$419.13	21,213

(1)
Pursuant to the 2004 Restricted Stock Incentive Plan, during 2004 the Company issued 720 shares of Series B Redeemable Preferred Stock to the officers at a purchase price of $162 per share, which was deemed to be the fair market value of those shares based on an independent appraisal received by the Board.

(2)
Includes 8,041 shares of restricted stock issued under the 2000 Stock Incentive Plan.

        The equity compensation plans not approved by security holders include our 2000 Stock Incentive Plan 2002 Stock Incentive Plan, and 2004 Restricted Stock Incentive Plan. The material features of these plans are described under Item 11, "Executive Compensation—Stock Options and Restricted Stock," Item 13 "Certain Relationships and Related Transactions," and in Note 11 to our consolidated financial statements.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management

Agreements with Executive Officers and Directors

        Effective January 1, 2004, we entered into a four -year employment agreement with Harold C. Bevis, our President and Chief Executive Officer and on December 31, 2004, we entered into a Release Agreement with Brian E. Johnson (see Item 11—Executive Compensation).

        On January 26, 2005, we entered into a Letter Agreement with James Ide, terminating his employment as our Executive Vice President and Chief Financial Officer, effective February 28, 2005. Pursuant to such Letter Agreement, Mr. Ide received a $70,000 bonus for 2004.

        On March 18, 2005, we entered into a Severance and Release Agreement with Lori Roberts, terminating her employment as our Senior Vice President, Human Resources, effective April 1, 2005. Pursuant to the Severance and Release Agreement, Ms. Roberts will receive a lump sum severance payment in the amount of $404,437, which includes the Company's payment for 28 shares of the Company's Series B Preferred Stock at $162 per share held by Ms. Roberts pursuant to the Company's right to repurchase such shares pursuant to the 2004 Restricted Stock Incentive Plan. After such repurchase, Ms. Roberts will retain four shares of the Series B Preferred Stock and will be entitled to continue participation in the Company's medical, dental and basic life insurance plans through March 31, 2006. Beginning April 1, 2006, Ms. Roberts may elect extended continuation coverage under such plans for a period of 18 months. Ms. Roberts is also entitled to receive outplacement services for a period of 12 months, which shall not exceed $20,000, as well as reimbursement by the Company of Ms. Robert's legal fees incurred in connection with the negotiation of the Severance and Release Agreement, which shall not to exceed $7,500. Ms. Roberts has agreed not to compete with the Company for one year.

        Richard P. Durham is a Director of the Company. On June 10, 2002, we entered into a separation agreement with Mr. Durham terminating his employment as our Chairman and Chief Executive Officer. Pursuant to the separation agreement, Mr. Durham agreed to convert an outstanding promissory note issued as payment for a portion of his shares into two promissory notes. The first note (the "Vested Secured Note"), in the principal amount of $2,430,798, related to Mr. Durham's time-vested shares and the vested portion of his performance-vesting shares. The separation agreement preserved a put option established by Mr. Durham's employment agreement with respect to his shares. For purposes of this put option, the separation agreement provides that the price per share to be paid by us is $483.13 with respect to common stock, $483.13 less any exercise price with respect to warrants, and the liquidation preference with respect to preferred stock. Mr. Durham's put option is subject to any financing or other restrictive covenants to which we are subject at the time of the proposed repurchase. Restrictive covenants under our existing credit facilities limit the number of shares we can currently repurchase from Mr. Durham. As of December 31, 2004, our total remaining purchase obligation to Mr. Durham was approximately $10,623,097, excluding accrued preferred dividends.

2004 Restricted Stock Incentive Plan and Series B Preferred Stock

        On September 24, 2004, we adopted a 2004 Restricted Stock Incentive Plan, pursuant to which we sold to our President and Chief Executive Officer and selected additional officers of the Company, 704 shares of a total of 720 shares of a newly-created, non-voting Series B Redeemable Preferred Stock for a cash purchase price of $162 per share. These shares were issued in private transactions with officers of the Company and therefore were exempt from the registration requirements of the Securities Act of 1933. On December 22, 2004, the remaining 16 authorized shares were issued to an officer for a cash purchase price of $162 per share.

        Upon the sale of all or substantially all of the Company's assets, sale of the majority of the outstanding Common Stock of the Company to a person other than J.P. Morgan or its affiliates; merger or consolidation of the Company, or the consummation of a liquidation, as those events are specifically described in the Company's Articles of Incorporation, we are required to redeem all shares of Series B Redeemable Preferred Stock by payment of cash in an amount equal to the product of (x) .000104166; times (y) the sum of the amount of cash distributions actually paid and the fair market value of assets distributed by the Company to its stockholders during the period commencing on September 24, 2004 through the date of such event, plus the net proceeds payable, whether in cash, stock or other assets, to the stockholders of the Company in respect of such event.

        Upon a redemption by the Company of any shares of Series A Preferred Stock (or any payment on any notes issued in exchange therefor), the holder of each share of Series B Redeemable Preferred Stock shall be entitled to receive a cash dividend equal to the product of (x) .000104166; times (y) the net proceeds payable, whether in cash, stock or other assets, to the stockholders of the Company in respect to such redemption or such payment.

        Upon an underwritten public offering of shares of capital stock of the Company to the public resulting in aggregate net proceeds to the Company of not less than $100 million each share of Series B Redeemable Preferred Stock shall be automatically converted into that number of shares of the class of common equity securities of the Company that are outstanding immediately following such public offering equal to the product of (x) .000104166; times (y) the total number of shares of such class of stock outstanding immediately following the consummation of the public offering. The shares of Series B Redeemable Preferred Stock are non-voting and do not bear dividends except as noted above.

Transactions Between Pliant and Stockholders

Common Stock Registration Rights Agreement

        Pursuant to a registration rights agreement entered into on May 31, 2000, as amended, we granted to our institutional common stockholders and warrant holders certain "demand" and "piggyback" registration rights for the registration under the Securities Act of the shares of common stock owned by them. Under the registration rights agreement, upon request of holders holding in excess of 50% of the shares of common stock held by our institutional investors and their transferees and affiliates (the "Requisite Investor Stockholders"), we are required to use our best efforts to register the shares. The Requisite Investor Stockholders are entitled to request two demand registrations. Also, if we are not a public company or sold to a third party prior to May 31, 2005, the Trust and its transferees and affiliates will be entitled to request one demand registration. Further, at any time 60 days after any initial public offering of common stock, holders holding in excess of 60% of the shares of common stock underlying our warrants to purchase common stock issued in connection with our preferred stock, and holders holding in excess of 60% of the shares of common stock underlying the note warrants will each be entitled to exercise one demand registration. At any time after we have qualified for use of Form S-3, all parties to the registration rights agreement will have the right to request that we effect a registration under the Securities Act of their shares of common stock, subject to customary "blackout" and "cutback" provisions. The stockholders and holders of the warrants to purchase common stock issued in connection with our preferred stock, and note warrants party to the registration rights agreement also may request that we use our best efforts to register shares of common stock held by them in other registrations initiated by us on our own behalf or on behalf of any other stockholder. We must pay all reasonable out-of-pocket costs and expenses, other than underwriting discounts and commissions, of any registration under the registration rights agreement. The registration rights agreement also contains customary provisions with respect to registration procedures, underwritten offerings and indemnification and contribution rights in connection with the registration of common stock on behalf of the stockholders, holders of the warrants to purchase common stock issued in connection with our preferred stock, and holders of the note warrants party to the registration rights agreement.

The stockholders' agreement

        A stockholders' agreement entered into on May 31, 2000, as amended, governs the exercise of voting rights by our stockholders, including holders of our warrants to purchase common stock issued in connection with our preferred stock, who exercise their warrants for common stock, with respect to the election of directors and certain other material events. The parties to the stockholders' agreement agreed initially to vote their shares of common stock to elect (i) four directors designated by the Requisite Investor Stockholders, (ii) two directors designated by the Trust and (iii) one director appointed by our board of directors, who must be a member of our senior management. At the request of the Requisite Investor Stockholders, the size of our board of directors may be increased from seven to nine. If so increased, one of the two additional directors will be designated by the Requisite Investor Stockholders and the other will be our chief executive officer.

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

Credit facilities and note offerings

        JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank) is the syndication agent and is a lender under our revolving credit facility. JPMorgan Chase Bank received customary fees under our revolving credit facility for acting in such capacities. J.P. Morgan Securities Inc. served as the arranger for our revolving credit facility and in connection with certain amendments to our previous credit facilities and received customary fees in such capacity. An affiliate of JPMorgan Chase Bank received customary fees for arranging the December 2003 waiver with respect to our then existing credit facilities.

        J.P. Morgan Securities Inc. was one of the initial purchasers in our May 2000 offering of our 13% Senior Subordinated Notes due 2010 and was also the dealer manager for the debt tender offer and consent solicitation relating to our 9 1/8% Senior Subordinated Notes due 2007. J.P. Morgan Securities Inc. received fees of approximately $8.7 million for acting in such capacities. J.P. Morgan Securities Inc. was also one of the initial purchasers in our April 2002 offering of our 13% Senior Subordinated Notes due 2010 and received fees of approximately $1.9 million for acting in such capacity. We used approximately $93.3 million of the net proceeds from the April 2002 offering to repay indebtedness under our then existing credit facilities. J.P. Morgan Securities Inc. was an initial purchaser in our May 2003 offering of 11 1/8% Senior Secured Notes due 2009 and received fees of approximately $4.4 million for acting in such capacity. We used approximately $240 million of the net proceeds from the May 2003 offering to repay indebtedness under our then existing credit facilities. J.P. Morgan Securities Inc. was an initial purchaser in our February 2004 offering of 11 1/8% Senior Secured Discount Notes due 2009 and received fees of approximately $2.5 million for acting in such capacity. We used the proceeds of this February 2004 offering to repay and terminate then existing credit facilities. In addition, JP Morgan Chase Bank is a lending party under our existing credit facility completed in February 2004 and received fees of approximately $0.9 million for acting in such capacity. In addition, we paid fees of approximately $0.6 million in September 2000, approximately $0.5 million in July 2001, approximately $0.6 million in April 2002, approximately $0.6 million in October 2002, approximately $0.5 million in March 2003, approximately $0.3 million in May 2003 and approximately $0.1 million in December 2003, to JPMorgan Chase Bank, in each case in connection with amendments to our then existing credit facilities.

        Each of JPMorgan Chase Bank, J.P. Morgan Chase & Co. and J.P. Morgan Securities Inc. is an affiliate of Southwest Industrial Films, LLC, which owns approximately 55% of our outstanding common stock and currently has the right under the stockholders' agreement to appoint four of our directors, and of Flexible Films, LLC, which, together with affiliates, owns approximately 59% of our outstanding preferred stock, subject to certain preemptive rights with respect to 10,000 shares of preferred stock issued on March 25, 2003. Southwest Industrial Films, LLC and Flexible Films, LLC are subsidiaries of J.P. Morgan Partners (BHCA), L.P. Timothy J. Walsh and Jeffrey Walker, who serve on our board of directors, are partners of J.P. Morgan Partners, LLC and Sean Epps who also serves on our board of directors is a principal of J.P. Morgan Partners, LLC. J.P. Morgan Partners, LLC serves as investment advisor to J.P. Morgan Partners (BHCA), L.P. and JPMP Capital Corp. JPMP Capital Corp. is a subsidiary of J.P. Morgan Chase & Co. and is the general partner JPMP Master Fund Manager, L.P., which is the general partner of J.P. Morgan Partners (BHCA), L.P. Messr. Walsh and Walker are executive officers of JPMP Capital Corp. and a limited partner of JPMP Master Fund Manager, L.P.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Fees for professional services provided by our independent auditors in each of the last two fiscal years, in each of the following categories are:

	2004	2003
Audit fees	$861,157	$799,582
Audit-related fees	3,680	37,374
Tax fees	382,451	188,125
All other fees	—	—

	$1,247,288	$1,025,081

        Fees for audit services include fees associated with the annual audit, the reviews of the Company's quarterly reports on Form 10-Q, statutory audit requirements internationally, comfort letters and responses to SEC comments regarding Form S-1 and Form S-4 filings. Tax fees included tax planning and restructuring matters. Audit related fees included due diligence fees for acquisitions and advisory services related to Sarbanes-Oxley matters.

        All audit and other fees paid to our independent auditor are pre-approved by the Audit Committee.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)	Pliant Corporation and Subsidiaries Financial Statements:
Index to Financial Statements and Financial Statement Schedule
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2004 and 2003
Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Stockholders' Deficit for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements
(a)(2)	Financial Statement Schedule:
Schedule II—Valuation and Qualifying Accounts
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

3.4
Articles of Amendment of Third Amended and Restated Articles of Incorporation of Pliant Corporation (incorporated by reference to Exhibit 3.4 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 28, 2003).
3.5
Articles of Amendment of Third Amended and Restated Articles of Incorporation of Pliant Corporation (incorporated by reference to Exhibit 3.5 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 28, 2003).
3.6	Fourth Amended and Restated Articles of Incorporation of Pliant Corporation (incorporated by reference to Exhibit 3.1 to Pliant Corporation's Current Report on Form 8-K filed on September 30, 2004).
3.7
Second Amended and Restated Bylaws of Pliant Corporation (incorporated by reference to Exhibit 3.6 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 28, 2003).
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
4.6
Indenture, dated as of May 30, 2003, among Pliant Corporation, the Note Guarantors party thereto and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.6 to Pliant Corporation's Registration Statement on Form S-1 (File No. 333-106432)).
4.7
Form of Senior Secured Note (incorporated by reference to Exhibit B to Exhibit 4.6) (incorporated by reference to Exhibit 4.6 to Pliant Corporation's Registration Statement on Form S-1 (File No. 333-106432)).
4.8
Form of Indenture, dated as of February 17, 2004, among Pliant Corporation, the Note Guarantors party thereto and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.8 to Pliant Corporation's Annual Report on Form 10-K filed on March 26, 2004).
4.9	Form of Senior Secured Discount Note (incorporated by reference to (incorporated by reference to Exhibit B to Exhibit 4.8 to Pliant Corporation's Annual Report on Form 10-K filed on March 26, 2004).
4.10
Second Priority Security Agreement, dated as of May 30, 2003, among Pliant Corporation, the subsidiary guarantors party thereto and Wilmington Trust Company, as Collateral Agent (incorporated by reference to Exhibit 4.8 to Pliant Corporation's Registration Statement on Form S-1 (File No. 333-106432)).

4.11
Form of Security Agreement dated as of February 17, 2004, among Pliant Corporation, the subsidiary guarantors party thereto and Wilmington Trust Company, as Collateral Agent (incorporated by reference to Exhibit 4.11 to Pliant Corporation's Annual Report on Form 10-K filed on March 26, 2004).
4.12
Form of Canadian Security Agreement, dated as of February 17, 2004, among Uniplast Industries Co., the guarantors party thereto, and Wilmington Trust Company, as Collateral Agent (incorporated by reference to Exhibit 4.12 to Pliant Corporation's Annual Report on Form 10-K filed on March 26, 2004).
4.13
Second Priority Pledge Agreement, dated as of May 30, 2003, among Pliant Corporation, the subsidiary guarantors party thereto and Wilmington Trust Company, as Collateral Agent (incorporated by reference to Exhibit 4.9 to Pliant Corporation's Registration Statement on Form S-1 (File No. 333-106432)).
4.14
Form of Pledge Agreement dated as of February 17, 2004, among Pliant Corporation, the subsidiary pledgors party thereto and Wilmington Trust Company, as Collateral Agent (incorporated by reference to Exhibit 4.14 to Pliant Corporation's Annual Report on Form 10-K filed on March 26, 2004).
4.15
Form of Canadian Pledge Agreement, dated as of February 17, 2004, among Uniplast Industries Co., the pledgors party thereto, and Wilmington Trust Company, as Collateral Agent (incorporated by reference to Exhibit 4.15 to Pliant Corporation's Annual Report on Form 10-K filed on March 26, 2004).
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
4.18
Exchange and Registration Rights Agreement, dated as of May 30, 2003, among Pliant Corporation, the Note Guarantors party thereto, and J.P. Morgan Securities Inc., Deutsche Bank Securities, Inc. and Credit Suisse First Boston LLC, as Initial Purchasers (incorporated by reference to Exhibit 4.12 to Pliant Corporation's Registration Statement on Form S-1 (File No. 333-106432)).
4.19
Form of Exchange and Registration Rights Agreement, dated as of February 17, 2004, among Pliant Corporation, the Note Guarantors party thereto, and J.P. Morgan Securities Inc., Credit Suisse First Boston LLC and Deutsche Bank Securities Inc., as Initial Purchasers (incorporated by reference to Exhibit 4.19 to Pliant Corporation's Annual Report on Form 10-K filed on March 26, 2004).
4.20	Fourth Amended and Restated Articles of Incorporation of Pliant Corporation (incorporated by reference to Exhibit 3.1 to Pliant Corporation's Current Report on Form 8-K filed on September 30, 2004).
10.1
Note Warrant Agreement, dated as of May 31, 2000, among Pliant Corporation and The Bank of New York, as Warrant Agent, relating to the 220,000 Note Warrants (incorporated by reference to Exhibit 10.1 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).

10.2
Stockholders' Agreement, dated as of May 31, 2000, among Pliant Corporation, Chase Domestic Investments, L.L.C. and each of the stockholders and warrant holders listed on the signature pages thereto (incorporated by reference to Exhibit 10.2 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).
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
10.5
Amendment No. 3, dated as of March 25, 2003, to the Stockholder's Agreement, dated as of May 31, 2000, among Pliant Corporation, Chase Domestic Investments, L.L.C. and each of the stockholders and warrantholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.5 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 28, 2003).
10.6
Amendment No. 4, dated as of June 5, 2003, to the Stockholder's Agreement, dated as of May 31, 2000, among Pliant Corporation, Chase Domestic Investments, L.L.C. and each of the stockholders and warrantholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.6 to Pliant Corporation's Registration Statement on Form S-1 (File No. 333-106432)).
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
10.9
Amendment No. 2, dated as of March 25, 2003, to the Registration Rights Agreement, dated as of May 31, 2000, among Pliant Corporation, Chase Domestic Investments, L.L.C. and each of the stockholders and warrantholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.8 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 28, 2003).
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
10.14
Amendment No. 2, dated as of March 25, 2003, to the Warrant Agreement dated as of May 31, 2000 among Pliant Corporation and the initial warrantholders listed in Schedule I thereto (incorporated by reference to Exhibit 10.13 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 28, 2003).
10.15
Securities Purchase Agreement, dated as of July 16, 2001, among Pliant Corporation and the purchasers of Pliant Corporation's preferred stock listed on the schedules thereto (incorporated by reference to Exhibit 10.10 to Pliant Corporation's Registration Statement on Form S-1 (File No. 333-65754)).
10.16
Securities Purchase Agreement, dated as of March 25, 2003, among Pliant Corporation and the Purchasers named therein (incorporated by reference to Exhibit 10.15 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 28, 2003).
10.17
Securities Purchase Agreement, dated as of March 25, 2003, between Pliant Corporation and J.P. Morgan Partners (BHCA), L.P. (incorporated by reference to Exhibit 10.16 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 28, 2003).
10.18
Form of Purchase Agreement, dated as of February 6, 2004, among Pliant Corporation, J.P. Morgan Securities Inc., Credit Suisse First Boston LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 10.18 to Pliant Corporation's Annual Report on Form 10-K filed on March 26, 2004).
10.19
Form of Credit Agreement, dated as of February 17, 2004, among Pliant Corporation, Uniplast Industries Co., the subsidiary borrowers party thereto, the various lenders party thereto, Credit Suisse First Boston, as Administrative Agent and Documentation Agent, Deutsche Bank Trust Company Americas, as Collateral Agent, General Electric Capital Corporation, as Co-Collateral Agent, and JPMorgan Chase Bank, as Syndication Agent (incorporated by reference to Exhibit 10.19 to Pliant Corporation's Annual Report on Form 10-K filed on March 26, 2004).

10.20
Form of Consent and Amendment, dated as of March 8, 2004, to the Credit Agreement dated as of February 17, 2004, among Pliant Corporation, Uniplast Industries Co., the subsidiary borrowers party to the Credit Agreement, the financial institutions party to the Credit Agreement as Lenders, Credit Suisse First Boston, as Administrative Agent and Documentation Agent, Deutsche Bank Trust Company Americas, as Collateral Agent, General Electric Capital Corporation, as Co-Collateral Agent, and JPMorgan Chase Bank, as Syndication Agent (incorporated by reference to Exhibit 10.20 to Pliant Corporation's Annual Report on Form 10-K filed on March 26, 2004).
10.21
Form of Amended and Restated Intercreditor Agreement, dated as of February 17, 2004, among Deutsche Bank Trust Company Americas, as Credit Agent, Wilmington Trust Company, as Second Priority Noteholder Agent and as 2004 Noteholder Agent, and Pliant Corporation (incorporated by reference to Exhibit 10.21 to Pliant Corporation's Annual Report on Form 10-K filed on March 26, 2004).
10.22
Form of Guarantee Agreement, dated as of February 17, 2004, among Pliant Corporation, Uniplast Industries Co., the subsidiaries guarantors party thereto and Credit Suisse First Boston, as Administrative Agent (incorporated by reference to Exhibit 10.22 to Pliant Corporation's Annual Report on Form 10-K filed on March 26, 2004).
10.23
Form of Domestic Security Agreement, dated as of February 17, 2004, among Pliant Corporation, the subsidiary guarantors party thereto and Deutsche Bank Trust Company Americas, as Collateral Agent (incorporated by reference to Exhibit 10.23 to Pliant Corporation's Annual Report on Form 10-K filed on March 26, 2004).
10.24
Form of Canadian Security Agreement, dated as of February 17, 2004, among Uniplast Industries Co., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as Collateral Agent (incorporated by reference to Exhibit 10.24 to Pliant Corporation's Annual Report on Form 10-K filed on March 26, 2004).
10.25
Form of Domestic Pledge Agreement, dated as of February 17, 2004, among Pliant Corporation, the subsidiary pledgors party thereto and Deutsche Bank Trust Company Americas, as Collateral Agent (incorporated by reference to Exhibit 10.25 to Pliant Corporation's Annual Report on Form 10-K filed on March 26, 2004).
10.26
Form of Canadian Pledge Agreement, dated as of February 17, 2004, among Uniplast Industries Co., the pledgors party thereto, and Deutsche Bank Trust Company Americas, as Collateral Agent (incorporated by reference to Exhibit 10.26 to Pliant Corporation's Annual Report on Form 10-K filed on March 26, 2004).
10.27
Form of Indemnity, Subrogation and Contribution Agreement, dated as of February 17, 2004, among Pliant Corporation, Uniplast Industries Co., the subsidiary guarantors party thereto and Credit Suisse First Boston, as Administrative Agent (incorporated by reference to Exhibit 10.27 to Pliant Corporation's Annual Report on Form 10-K filed on March 26, 2004).
10.28
Employment Agreement, dated as of May 31, 2000, between Pliant Corporation and Richard P. Durham (incorporated by reference to Exhibit 10.12 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008) ).
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
10.31
Employment Agreement, dated as of May 31, 2000, between Pliant Corporation and Jack E. Knott (incorporated by reference to Exhibit 10.13 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008) ).
10.32
Employment Agreement, dated as of May 31, 2000, between Pliant Corporation and Scott K. Sorensen (incorporated by reference to Exhibit 10.14 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008) ).
10.33
Letter Agreement, dated as of December 27, 2000, terminating the Employment Agreement, dated as of May 31, 2000, between Pliant Corporation and Scott K. Sorensen (incorporated by reference to Exhibit 10.17 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 filed on April 2, 2001).
10.34
Employment Agreement, dated as of May 31, 2000, between Pliant Corporation and Ronald G. Moffitt (incorporated by reference to Exhibit 10.15 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008) ).
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
10.37
Restricted Stock Agreement, dated as of May 31, 2000, between Pliant Corporation and Richard P. Durham (incorporated by reference to Exhibit 10.16 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008) ).
10.38
Restricted Stock Agreement, dated as of May 31, 2000, between Pliant Corporation and Jack E. Knott (incorporated by reference to Exhibit 10.17 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008) ).
10.39
Restricted Stock Agreement, dated as of May 31, 2000, between Pliant Corporation and Scott K. Sorensen (incorporated by reference to Exhibit 10.18 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008) ).
10.40
Stock Redemption Agreement, dated as of December 27, 2000, between Pliant Corporation and Scott K. Sorensen (incorporated by reference to Exhibit 10.23 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 filed on April 2, 2001).
10.41
Restricted Stock Agreement, dated as of May 31, 2000, between Pliant Corporation and Ronald G. Moffitt (incorporated by reference to Exhibit 10.19 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008) ).
10.42
Stock Redemption Agreement, dated as of February 1, 2001, between Pliant Corporation and Ronald G. Moffitt (incorporated by reference to Exhibit 10.25 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 filed on April 2, 2001).

10.43
Pledge Agreement, dated as of May 31, 2000, in favor of Pliant Corporation made by Richard P. Durham (incorporated by reference to Exhibit 10.20 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008) ).
10.44
Amendment No. 1, dated as of March 1, 2001, to the Pledge Agreement dated as of May 31, 2000, among Pliant Corporation and Richard P. Durham (incorporated by reference to Exhibit 10.35 to Post-Effective Amendment No. 2 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).
10.45
Pledge Agreement, dated as of May 31, 2000, in favor of Pliant Corporation made by Jack E. Knott (incorporated by reference to Exhibit 10.21 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008) ).
10.46
Amendment No. 1, dated as of April 1, 2001, to the Pledge Agreement dated as of May 31, 2000, among Pliant Corporation and Jack E. Knott (incorporated by reference to Exhibit 10.36 to Post-Effective Amendment No. 2 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).
10.47
Pledge Agreement, dated as of May 31, 2000, in favor of Pliant Corporation made by Scott K. Sorensen (incorporated by reference to Exhibit 10.22 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008) ).
10.48
Pledge Agreement, dated as of May 31, 2000, in favor of Pliant Corporation made by Ronald G. Moffitt (incorporated by reference to Exhibit 10.23 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008) ).
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
10.51
Pliant Corporation 2000 Stock Incentive Plan (as amended and restated through April 17, 2002) (incorporated by reference to Exhibit 10.54 to Pliant Corporation's Annual report on Form 10-K for the year ended December 31, 2002 filed on March 28, 2003).
10.52
Second Amended and Restated Stock Option Agreement, dated as of May 31, 2000 between Pliant Corporation and Jack E. Knott (incorporated by reference to Exhibit 10.27 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).
10.53	Pliant Corporation Management Incentive Plan (2000) (incorporated by reference to Exhibit 10.2 to Pliant Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).
10.54	Pliant Corporation Management Incentive Plan (2001) (incorporated by reference to Exhibit 10.48 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2001).
10.55	Pliant Corporation Management Incentive Plan (2002) (incorporated by reference to Exhibit 10.49 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2001).
10.56	Pliant Corporation Management Incentive Plan (2003) (incorporated by reference to Exhibit 10.56 to Pliant Corporation's Annual Report on Form 10-K filed on March 26, 2004).

10.57	Pliant Corporation 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Pliant Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
10.58
Consulting Agreement dated as of August 24, 2003, between Pliant corporation and Edward A. Lapekas (incorporated by reference to Exhibit 10.63 to Post-Effective Amendment No. 1 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-107843).
10.59
Separation Agreement, dated as of September 8, 2003, between Pliant Corporation and Jack E. Knott (incorporated by reference to Exhibit 10.64 to Post-Effective Amendment No. 1 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-107843).
10.60
Separation Agreement, dated as of September 8, 2003, between Pliant Corporation and Elise H. Scroggs (incorporated by reference to Exhibit 10.65 to Post-Effective Amendment No. 1 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-107843).
10.61*	Employment Agreement, dated January 1, 2004, between Pliant Corporation and Harold Bevis
10.62*	Release Agreement, dated December 31, 2004, between Pliant Corporation and Brian Johnson
10.63*	Letter Agreement, dated January 26, 2005, between Pliant Corporation and James Ide
10.64*	Severance and Release Agreement, dated as of March 18, 2005, between Pliant Corporation and Lori Roberts
10.65*	Pliant Corporation 2004 Management Incentive Compensation Plan
10.66*	Pliant Corporation 2004 MIP Long Term Incentive Plan
10.67	Pliant Corporation 2004 Restricted Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Pliant Corporation's Current Report on Form 8-K filed on September 30, 2004).
10.68*	Pliant Corporation 2004 Restricted Stock Incentive Plan Form of Restricted Stock Agreement
10.69*	Fourth Amendment to the Pliant Corporation Defined Benefit Pension Plan
10.70*	Buy Out Agreement, dated January 5, 2005, among Pliant Corporation, Pliant Investment, Inc. and Supreme Plastics Group PLC
10.71*	Assignment of Limited Liability Company Interests, dated January 5, 2005, between Pliant Investment, Inc. and Supreme Plastics Group PLC
10.72
Agreement for Purchase and Sale of Assets, dated July 12, 2004, among Pliant Corporation, Pliant Solutions Corporation and Kittrich Corporation (incorporated by reference to Exhibit 10.1 to Pliant Corporation's Current Report on Form 8-K filed on October 6, 2004).
10.73	Form of Amendment to Credit Agreement (incorporated by reference to Exhibit 10.61 to Pliant Corporation's Current Report on Form 8-K filed on December 23, 2004).
21.1*	Subsidiaries of Pliant Corporation.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed with this report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2005.

PLIANT CORPORATION
By	/s/ HAROLD C. BEVIS Harold C. Bevis, Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2005 by the following persons on behalf of the Registrant and in the capacities indicated.

By	/s/ HAROLD C. BEVIS Harold C. Bevis, Chief Executive Officer, Acting Chief Financial Officer Principal Financial and Accounting Officer, and Director
By	/s/ JOHN D. BOWLIN John D. Bowlin, Director
By	/s/ RICHARD P. DURHAM Richard P. Durham, Director
By	/s/ SEAN EPPS Sean Epps, Director
By	/s/ EDWARD A. LAPEKAS Edward A. Lapekas, Director
By	/s/ ALBERT MACMILLAN Albert MacMillan, Director
By	/s/ JEFFREY C. WALKER Jeffrey C. Walker, Director
By	/s/ TIMOTHY J. WALSH Timothy J. Walsh, Director

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
    Pliant Corporation

        We have audited the accompanying consolidated balance sheets of Pliant Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, cash flows and changes in stockholders' equity (deficit) for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pliant Corporation at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 1 to the financial statements, effective January 1, 2004, the Company changed its method of accounting for certain financial instruments to conform with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

/s/ Ernst & Young LLP
Chicago, Illinois
March 23, 2005

PLIANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2004 and 2003 (Dollars in Thousands, Except per Share Data)

	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,580	$3,308
Receivables:
Trade accounts, net of allowances of $4,489 and $4,736, respectively	117,087	95,606
Other	8,308	12,136
Inventories	94,300	84,125
Prepaid expenses and other	4,032	3,809
Income taxes receivable	361	1,436
Deferred income taxes	11,961	9,417
Discontinued current assets	—	15,294

Total current assets	241,629	225,131
PLANT AND EQUIPMENT, net	297,145	315,420
GOODWILL	182,237	182,162
OTHER INTANGIBLE ASSETS, net	17,076	19,252
OTHER ASSETS	39,005	40,172
DISCONTINUED NONCURRENT ASSETS	—	4,649

Total assets	$777,092	$786,786

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Trade accounts payable	$96,282	$89,800
Accrued liabilities:
Interest payable	12,985	19,775
Customer rebates	8,391	7,924
Other	43,462	35,947
Current portion of long-term debt	1,994	1,033

Total current liabilities	163,114	154,479
LONG-TERM DEBT, net of current portion	840,354	782,624
OTHER LIABILITIES	26,454	27,493
DEFERRED INCOME TAXES	31,433	27,792
SHARES SUBJECT TO MANDATORY REDEMPTION	229,910	—

Total liabilities	1,291,265	992,388

MINORITY INTEREST	33	291
REDEEMABLE PREFERRED STOCK:
Series A—167,000 shares authorized, no par value, redemption and liquidation value of $1,000 per share; 140,973 shares outstanding at December 31, 2003	—	188,223
Series B—720 shares authorized, no par value, 720 shares outstanding at December 31, 2004	117	—

REDEEMABLE COMMON STOCK—no par value; 60,000 shares authorized; 10,873 and 29,073 shares outstanding as of December 31, 2004 and December 31, 2003, respectively, net of related stockholders' notes receivable of $1,827 at December 31, 2004 and $4,258 at December 31, 2003	6,645	13,008

STOCKHOLDERS' DEFICIT:
Common stock—no par value; 10,000,000 shares authorized, 542,638 shares outstanding as of December 31, 2004 and December 31, 2003	103,376	103,376
Warrants to purchase common stock	39,133	39,133
Accumulated deficit	(650,974)	(537,052)
Stockholders' notes receivable	(660)	(660)
Accumulated other comprehensive loss	(11,843)	(11,921)

Total stockholders' deficit	(520,968)	(407,124)

Total liabilities and stockholders' deficit	$777,092	$786,786

See notes to consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2004, 2003 and 2002 (Dollars in Thousands)

	2004	2003	2002
NET SALES	$968,680	$894,479	$850,908
COST OF SALES	826,819	758,145	693,676

Gross profit	141,861	136,334	157,232

OPERATING EXPENSES:
Selling, general and administrative	81,058	77,976	79,422
Research and development	6,489	7,289	8,124
Impairment of goodwill and intangible assets	—	18,255	8,600
Impairment of fixed assets	359	4,844	—
Restructuring and other costs	2,108	12,607	30,066
Provision for litigation	—	7,200	—

Total operating expenses	90,014	128,171	126,212

OPERATING INCOME	51,847	8,163	31,020
INTEREST EXPENSE—Current and Long Term debt	(110,353)	(96,404)	(75,264)
INTEREST EXPENSE—Dividends and accretion on Redeemable Preferred Stock	(35,325)	—	—
OTHER INCOME (EXPENSE), net	(737)	472	2,278

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(94,568)	(87,769)	(41,966)

INCOME TAX EXPENSE (BENEFIT):
Current	1,794	3,682	3,980
Deferred	(205)	1,508	(5,442)

Total income tax expense (benefit)	1,589	5,190	(1,462)

LOSS FROM CONTINUING OPERATIONS	(96,157)	(92,959)	(40,504)

DISCONTINUED OPERATIONS
Loss from discontinued operations	(7,395)	(21,343)	(2,926)
Loss on sale of discontinued operations	(10,370)	—	—

LOSS FROM DISCONTINUED OPERATIONS	(17,765)	(21,343)	(2,926)

NET LOSS	$(113,922)	$(114,302)	$(43,430)

See notes to consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

For the Years Ended December 31, 2004, 2003 and 2002
(In Thousands)

		Class A Common Stock		Class B Common Stock				Warrants to Purchase Common Stock
						Common Stock					Accumulated Other Comprehensive Income/(Loss)
									Accumulated Deficit	Stockholders' Notes Receivable
	Total	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2001	$(194,543)					543	$103,362	$38,715	$(326,356)	$(616)	$(9,648)
Comprehensive loss:
Net loss	(43,430)								(43,430)
Minimum pension liability, net of taxes	(937)										(937)
Fair value change in interest rate derivatives classified as cash flow hedges, net of taxes	(2,453)										(2,453)
Foreign currency translation adjustment	(4,806)										(4,806)

Comprehensive loss	(51,626)

Issuance of common stock to management for warrants	—						39	(39)
Preferred stock dividend and accretion	(24,634)								(24,634)
Purchase of stock by directors	63						63
Repurchase of stock from management	(88)						(88)
Amortization of discount on stockholder's note receivable	(44)									(44)

Balance, December 31, 2002	$(270,872)	—	$—	—	$—	543	$103,376	$38,676	$(394,420)	$(660)	$(17,844)

See notes to consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

For the Years Ended December 31, 2004, 2003 and 2002 (In Thousands)

		Class A		Class B
								Warrants to Purchase Common Stock
		Common Stock		Common Stock		Common Stock					Accumulated Other Comprehensive Income/(Loss)
									Accumulated Deficit	Stockholders' Notes Receivable
	Total	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2002	$(270,872)	—	—	—	—	543	$103,376	$38,676	$(394,420)	$(660)	$(17,844)
Comprehensive loss:
Net loss	(114,302)								(114,302)
Minimum pension liability adjustment, net of taxes	(527)										(527)
Fair value change in interest rate derivatives classified as cash flow hedges, net of taxes	3,177										3,177
Foreign currency translation adjustment	3,273										3,273

Comprehensive loss	(108,379)

Issuance of warrants	457							457
Preferred stock dividend and accretion	(28,330)								(28,330)

Balance, December 31, 2003	$(407,124)	—	—	—	—	543	$103,376	$39,133	$(537,052)	$(660)	$(11,921)

Comprehensive loss:
Net loss	(113,922)								(113,922)
Minimum pension liability adjustment, net of taxes	(3,888)										(3,888)
Fair value change in interest rate derivatives classified as cash flow hedges, net of taxes	2,220										2,220
Foreign currency translation adjustment	1,746										1,746

Comprehensive loss	(113,844)

Balance, December 31, 2004	$(520,968)	—	—	—	—	543	$103,376	$39,133	$(650,974)	$(660)	$(11,843)

See notes to consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2004, 2003 and 2002 (Dollars in Thousands)

	2004	2003	2002
Cash flows from operating activities:
Net loss	$(113,922)	$(114,302)	$(43,430)
Adjustments to reconcile net loss to net cash provided by (used in) continuing operating activities:
Depreciation and amortization	41,051	46,896	45,718
Impairment of fixed assets	359	4,844	—
Amortization and write-off of deferred financing costs and accretion of debt discount	35,072	9,862	3,707
Deferred dividends and accretion on preferred shares	35,325	—	—
Deferred income taxes	(205)	1,508	(5,442)
Provision for losses on accounts receivable	1,600	1,667	2,635
Loss from discontinued operations	13,770	21,343	2,926
Write down of impaired assets of discontinued operations	3,995	—	—
Non-cash plant closing costs	1,443	3,260	9,727
Write down of impaired goodwill and intangibles	—	18,255	8,600
(Gain) or loss on disposal of assets	546	1,452	381
Curtailment gain	1,562	—	—
Minority Interest	(258)	99	(79)
Changes in operating assets and liabilities—net of effects of acquisitions:
Trade accounts receivable	(22,110)	1,307	17,786
Other receivables	3,957	2,656	(1,565)
Inventories	(9,059)	4,297	1,096
Prepaid expenses and other	(202)	191	(556)
Intangible assets and other assets	2,443	(1,089)	(4,687)
Trade accounts payable	6,408	(23,316)	2,252
Accrued liabilities	1,137	4,715	7,961
Income taxes payable/receivable	1,258	932	145
Other liabilities	(5,614)	1,203	5,244

Net cash provided by (used in) continuing operating activities	(1,444)	(14,220)	52,419

Cash flows from continuing investing activities:
Capital expenditures for plant and equipment	(24,090)	(17,039)	(49,151)
Acquisitions, net of cash acquired	—	—	(23,164)
Proceeds from sale of assets	6,450	—	17,122

Net cash used in continuing investing activities	(17,640)	(17,039)	(55,193)

Cash flows from continuing financing activities:
Payment of capitalized loan fees	(9,864)	(10,801)	(7,439)
Net proceeds (net of repurchases) from issuance of common stock, preferred stock and warrants	117	9,532	(3,227)
Proceeds from issuance of senior discount notes and subordinated debt	225,299	250,000	103,752
Borrowings (Repayments) under revolver	24,000	49,776	—
Repayments of term debt and revolver due to refinancing	(214,085)	(252,500)	(80,694)

Net cash provided by continuing financing activities	25,467	46,007	12,391

Cash used in discontinued operations	(4,843)	(14,761)	(8,865)

Effect of exchange rate changes on cash and cash equivalents	$733	$1,686	$(3,935)

Net increase (decrease) in cash and cash equivalents	2,272	1,673	(3,183)
Cash and cash equivalents, beginning of the year	3,308	1,635	4,818

Cash and cash equivalents, end of the year	$5,580	$3,308	$1,635

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$80,411	$76,341	$69,207

Income taxes	$1,647	$2,629	$4,884

Supplemental schedule of non-cash investing and financing activities:

In 2002 we repurchased $6.5 million of redeemable common stock in exchange for the cancellation of $6.5 million of notes receivable.

See notes to consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

        Nature of operations    Pliant Corporation and its subsidiaries (collectively "Pliant") produce polymer-based (plastic), value-added films for flexible packaging, personal care, medical, agricultural and industrial applications. Our manufacturing facilities are located in North America, Latin America, Germany and Australia.

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

        Accounts Receivable    Accounts receivable consist primarily of amounts due to us from our normal business activities. Accounts receivable amounts are determined to be past due when the amount is overdue based on contractual terms. We maintain an allowance for doubtful accounts to reflect the expected uncollectibility of accounts receivable based on past collection history and specific risks identified among uncollected amounts. Accounts receivable are charged off against the allowance for doubtful accounts when we have determined that the receivable will not be collected. Collateral is generally not required for accounts receivable. One customer represented approximately 6% and 5% of consolidated receivables at December 31, 2004 and 2003, respectively.

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

        Plant and Equipment    Plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated economic useful lives of the assets as follows:

Land improvements	20 years
Buildings and improvements	20 years
Computer Equipment and Software	3-7 years
Machinery and equipment	7-15 years
Furniture, fixtures and vehicles	3-7 years
Leasehold improvements	Lower of useful life (10-20 years or term of lease agreement)

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

        Goodwill and Other Intangible Assets    Goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to an annual impairment test based on the fair value of the assets. Amortization of other intangible assets is computed using the straight-line method over the estimated economic useful lives of 5-15 years. (See Note 5)

        Impairment of Long-Lived Assets    When events or conditions indicate a potential impairment, we evaluate the carrying value of long-lived assets, including amortizable intangible assets, based upon current and expected undiscounted cash flows, and recognize an impairment when the estimated undiscounted cash flows are less than the carrying value of the asset. Measurement of the amount of impairment, if any, is based upon the difference between the asset's carrying value and fair value.

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

        Income Taxes    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. The Company, like other multi-national companies, is regularly audited by federal, state and foreign tax authorities, and tax assessments may arise several years after tax returns have been filed. Accordingly, tax reserves have been recorded when, in management's judgment, it is not probable that the Company's tax position will ultimately be sustained. While predicting the outcome of the audits involves uncertainty and requires estimates and informed judgments, we believe that the recorded tax liabilities are adequate and appropriate. The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to or further interpretation of regulations. Income tax expense is adjusted in the period in which these events occur or when the statute of limitations for a specific exposure item has expired.

        Derivative Financial Instruments    Our borrowings under the credit facilities are at variable rates of interest and expose us to interest rate risk. The Company periodically utilizes interest rate derivative contracts to reduce the effect of interest rate increases. (See Note 7).

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

        Accounting For Stock-Based Compensation Plans    We apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock-based compensation plans as they relate to employees and directors. Had compensation cost for all the outstanding options been determined in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," our net loss for the years ended December 31, 2004, 2003 and 2002 would have been the following pro forma amounts (in thousands):

	2004	2003	2002
As reported	$(113,922)	$(114,302)	$(43,430)
Pro forma stock compensation expense	(800)	(773)	(707)

Pro forma	$(114,722)	$(115,075)	$(44,137)

        The fair market value of each option is estimated on the date of grant using the minimum value option-pricing model based on the following assumptions for 2004, 2003 and 2002 grants, respectively: risk free rate of return of 4.0% in 2004 and 2003 and 6.0% in 2002; expected life of 7 years to 10 years; dividend yield of 0%; and volatility of 0%, The weighted average fair value of the options as determined by the minimum value option-pricing model was $146 per share for 2004, $103 per share for 2003 and $202 per share for 2002.

        Employees    As of December 31, 2004, we had approximately 3,025 employees, of which approximately 850 employees were subject to a total of 8 collective bargaining agreements that expire on various dates between, February 28, 2005 and March 7, 2007. The collective bargaining agreement covering our Langley union employees expired on February 28, 2005. We are currently operating under an informal extension of the terms of that agreement and are in negotiations with the union for a new collective bargaining agreement. As of December 31, 2004 we had approximately 135 employees under collective bargaining agreements, including Langley, which expire in 2005.

        Reclassifications    Certain reclassifications have been made to the consolidated financial statements for comparative purposes.

        Accounting Change    The Company adopted Statement of Financial Accounting Standard No. 150 ("SFAS 150"), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, effective January 1, 2004. As a result, our Series A redeemable preferred stock, which has an unconditional mandatory redemption feature, was recorded as a liability on the date of adoption at fair market value. Fair market value was determined using the value of the securities on the date of issuance plus accretion of discount from the date of issuance through December 31, 2003 and the cumulative unpaid dividends from the date of issuance through December 31, 2003. In addition, effective January 1, 2004, the dividends and accretion on the preferred shares are included as a part of interest expense in the statement of operations.

        In addition, as a result of adopting SFAS 150, the Company's redeemable common shares that have been put for redemption by a shareholder were recorded as a liability at fair value. The fair value was computed using the agreed upon price of the redemption times the number of shares put by the shareholder. As required by SFAS 150, prior periods were not restated. The shares subject to mandatory redemption are as follow (in thousands):

	As of January 1, 2004	December 31, 2004
Redeemable Preferred Shares 167,000 shares authorized, 140,973 shares outstanding as of January 1, 2004 and December 31, 2004, designated as Series A, no par value with a redemption value of $1,000 per share plus accumulated dividends.	$188,223	$223,548
18,200 Redeemable Common Shares that have been put for redemption by a shareholder, net of a shareholder note of $2,431	6,362	6,362

Total shares subject to mandatory redemption	$194,585	$229,910

        The maximum cash settlement at the redemption date of June 1, 2011 (assuming no cash dividends are paid through the redemption date) is $680.6 million for the redeemable preferred shares and $6.4 million (net of the note receivable of $2.4 million) for the redeemable common shares that have been put for redemption by the shareholder.

        New Accounting Pronouncements    In December 2004, the FASB issued SFAS 123(R) (revised December 2004), "Share-Based Payment", which is a revision of SFAS 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," This statement requires that the fair value at the grant date resulting from all share-based payment transactions be recognized in the financial statements. Further, SFAS 123(R) requires entities to apply a fair-value based measurement method in accounting for these transactions. The minimum value method currently used by the Company is not allowed and the Company will be required to adopt the prospective method as proscribed by SFAS123(R). This value is recorded over the vesting period. This statement is effective for the first interim reporting period beginning after June 15, 2005. We are currently evaluating the provisions of SFAS 123(R), and the impact on our consolidated financial position and results of operations.

2.  Inventories

        Inventories consisted of the following at December 31 (in dollars in thousands):

	2004	2003
Finished goods	$47,259	$49,880
Raw materials and other	37,595	27,066
Work-in-process	9,446	7,179

Total	$94,300	$84,125

3.  Restructuring and Other Costs

        Restructuring and other costs include plant closing costs (including costs related to relocation of manufacturing equipment), charges for impairment of fixed assets related to plant closures, office closing costs and other costs related to workforce reductions. The following table summarizes restructuring and other costs for the three years ended December 31 (in dollars in thousands):

	2004	2003	2002
Plant Closing Costs:
Severance	$206	$263	$2,511
Relocation of production lines	36	1,452	2,955
Leases	—	1,903	—
Other plant closing costs	437	4,130	9,077
Office closing and workforce reduction costs
Severance	—	660	6,551
Leases	—	1,357	—
Other office closure costs	—	188	352

Total Plant/Office	679	9,953	21,446

Fixed asset impairments related To plant closures	1,429	2,654	8,620

Total Restructuring and other costs	$2,108	$12,607	$30,066

        Restructuring and other costs for the year ended December 31, 2004 included $1.4 million for fixed asset impairment charges, $0.2 million in severance and $0.5 million in other costs related to the closure of our facility in Harrisville, Rhode Island.

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

        Restructuring and other costs for the year ended December 31, 2002 included $16.8 million related to the closure of our plant in Merced, CA, a portion of our plant in Shelbyville, IN, a part of our plant in Toronto, Canada, one of our plants in Mexico, and our Fort Edward, NY facility (acquired as part of the Decora acquisition). In addition, these costs reflect $7.9 million for the costs of relocating several of our production lines related to plant closures and costs associated with production rationalizations at several plants. Restructuring and other costs for 2002 also include $5.3 million related to severance costs, including benefits for several companywide workforce reduction programs that were completed in 2002.

        The following table summarizes the roll-forward of the reserve from December 31, 2003 to December 31, 2004 (dollars in thousands):

			Accruals for the Year Ended December 31, 2004
	12/31/2003									12/31/04
							Other Plant Closure Costs
	# Employees Terminated	Accrual Balance	Additional Employees	Severance	Relocated Production Lines	Leases		Total	Payments/ Charges	# Employees Terminated	Accrual Balance
Plant Closing Costs:
Merced	54	$1,235	—	$—	$—	$—	$—	$—	$(235)	54	$1,000
Rhode Island	—	—	49	206	36	—	437	679	(665)	49	14
Shelbyville	8	1,606	—	—	—	—	—	—	(519)	8	1,087
Leases	—	2,004	—	—	—	—	—	—	(390)	—	1,614

	62	$4,845	49	$206	$36	$—	$437	$679	$(1,809)	111	$3,715

Office Closing and Workforce Reduction Costs:
Leases	—	$1,129	—	$—	$—	$—	$—	$—	$(519)	—	$610
Severance	114	237	—	—	—	—	—	—	(153)	114	84
Singapore	—	152	—	—	—	—	—	—	(25)	—	127

	114	$1,518	—	$—	$—	$—	$—	$—	$(697)	114	$821

Subtotal Plant/Office	176	$6,363	49	$206	$36	$—	$437	$679	$(2,506)	225	$4,536

Fixed Asset Impairments related to Plant Closures:
Rhode Island	—	—	—	—	—	—	—	$1,429	—	—	—

	—	—	—	—	—	—	—	$1,429	—	—	—

TOTAL	176	$6,363	49	$206	$36	$—	$437	$2,108	$(2,506)	225	$4,536

        The following table summarizes the roll-forward of the reserve from December 31, 2002 to December 31, 2003 (dollars in thousands):

			Accruals for the Year Ended December 31, 2004
	12/31/2003									12/31/04
							Other Plant Closure Costs
	# Employees Terminated	Accrual Balance	Additional Employees	Severance	Relocated Production Lines	Leases		Total	Payments/ Charges	# Employees Terminated	Accrual Balance
Plant Closing Costs:
Merced	54	$1,527	(44)	$—	$725	$—	$1,825	$2,550	$(2,842)	10	$1,235
Toronto	18	124	(18)	28	114	—	44	186	(310)	—	—
Shelbyville	12	2,451	(12)	(48)	87	—	327	366	(1,211)	—	1,606
Mexico—Solutions	—	—	—	134	526	—	746	1,406	(1,406)	—	—
Clearfield	—	641	—	—	—	1,903	—	1,903	(540)	—	2,004
Mexico	—	—	—	223	—	—	1,188	1,411	(1,411)	—	—

	84	$4,743	(74)	$337	$1,452	$1,903	$4,130	$7,822	$(7,720)	10	$4,845

Office Closing and Workforce Reduction Costs:
Leases	—	$430	—	$—	$—	$1,357	$—	$1,357	$(658)	—	$1,129
Severance	90	3,580	(86)	586	—	—	—	586	(3,929)	4	237
Singapore	—	—	—	—	—	—	188	188	(36)	—	152

	90	$4,010	(86)	$586	$—	$1,357	$188	$2,131	$(4,623)	4	$1,518

Subtotal Plant/Office	174	$8,753	(160)	$923	$1,452	$3,260	$4,318	$9,953	$(12,343)	14	$6,363

Fixed Asset Impairments related to Plant Closures:
Shelbyville	—	—	—	—	—	—	—	$1,958	—	—	—
Brazil	—	—	—	—	—	—	—	$696	—	—	—

	—	—	—	—	—	—	—	$2,654	—	—	—

TOTAL	174	$8,753	(160)	$923	$1,452	$3,260	$4,318	$12,607	$(12,343)	14	$6,363

Plant Closing Costs:

        2004—During the third quarter of 2004, we closed our Harrisville, Rhode Island facility and moved its production to more modern and efficient facilities. It is anticipated that this restructuring plan will result in a workforce reduction of 49 positions, all of which were effective by December 31, 2004. All restructuring plan costs are attributable to our Engineered Films segment and are anticipated to total 2.7 million, consisting primarily of fixed asset impairment charges of $1.4 million, equipment relocation costs of $0.4 million, severance and other personnel related costs of $0.3 million and other costs of $0.6 million.

        2003—During 2003, we accrued the present value of future lease payments on three buildings we no longer occupied in an amount equal to $3.3 million. As of December 31, 2004 $2.2 million of these accruals are remaining

        2002—In September 2002, we approved a plan to close our production facility in Merced, California and relocate its production lines to our plants in Toronto, Canada and Danville, Kentucky. As of December 31, 2002, we accrued $1.6 million as part of plant closing costs for the severance expenses related to the closure of the Merced facility. The cost of relocating the production lines are expensed to plant closing costs as incurred. In October 2002, we approved a plan to close our production facility in Shelbyville, Indiana and consolidate its production lines with our Alliant joint venture. As of December 31, 2002 we accrued $0.7 million as part of plant closing costs for severance expenses. Other costs are expensed to our plant closing costs as incurred. The Shelbyville closure and the Merced closure were completed in the first quarter of 2003. As of December 31, 2004, the $1.0 million remaining reserves for Merced relate to environmental cleanup and the $1.1 million in Shelbyville for remaining future lease payments.

        In addition, we commenced a process in 2002 to consolidate our two plants in Mexico. The cost of relocating the production lines was expensed to plant closing costs as incurred. We also incurred $2.3 million in plant closure costs in connection with the closing of our Fort Edward, New York facility and moving production to our facilities in Mexico and Danville, Kentucky. We also made certain production rationalizations at our Toronto, Canada plant and Calhoun, Georgia plant. There are no remaining accruals as of December 31, 2003.

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

        In connection with the closure of our Shelbyville facility in 2002, we determined that the values of several assets relating to this facility were impaired. This facility manufactured re-closable bags and was part of our Specialty Products Group segment. We closed this facility due to low sales volumes of re-closable bags. The impairment charges totaled $7.9 million, consisting of $5.2 million for equipment, $2.3 million for patents, moulds and intangible assets, and $0.4 million for the plant building. The $4.5 million of other closure costs associated with the closure of the Shelbyville facility consisted of $2.1 million relating to the write off of an equipment lease, $1.5 million of obsolete inventory that was written off, $0.3 million of accounts receivable that were written off and $0.6 million of labor and other costs related to an orderly shut down of the facility. The Shelbyville plant had a pre-tax loss of $1.9 million during the year ended December 31, 2002.

Office Closings and Workforce Reduction Costs

        2002  During the year ended December 31, 2002, we implemented four workforce reduction programs. During the year ended December 31, 2002, 111 employees were terminated, resulting in an estimated annual cost saving, including benefits, of $10.1 million. Total severance cost, including benefits, for these terminations was $6.9 million. The accruals remaining at December 31, 2004, 2003 and 2002 were $0.1 million, $0.2 million and $3.6 million, respectively.

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

4.  Discontinued Operations

        In May 2002, we acquired substantially all of the assets and assumed certain liabilities of Decora Industries, Inc. and its operating subsidiary, Decora Incorporated (collectively, "Decora"), a New York based manufacturer and reseller of printed, plastic films, including plastic films and other consumer products sold under the Con-Tact® brand name for approximately $23.2 million and formed a new wholly-owned subsidiary, Pliant Solutions Corporation. The purchase price was negotiated with the creditors committee and was paid in cash using borrowings from our existing revolving credit facility.

        On September 30, 2004, we sold substantially all of the assets of Pliant Solutions Corporation. Pliant Solutions, previously reported as a separate operating segment, manufactured decorative and surface coverings through the conversion of various films into consumer packaged goods. These products were sold through retailers to consumers for a wide range of applications, including shelf-lining, decorative accents, glass coverings, surface repair, resurfacing and arts and crafts projects.

        In accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets, Pliant Solutions is being accounted for as a discontinued operation and, accordingly, its assets are segregated from continuing operations in the accompanying consolidated balance sheet, and its operating results are segmented and reported as discontinued operations in the accompanying consolidated statement of operations in all periods presented. Net sales for the nine and twelve months ended December 31, 2004 and 2003 were $22.5 million and $34.9 million, respectively. Net sales for the eight months ended December 31, 2002 were $28.3 million. No tax benefits were recorded on the losses from discontinued operations or the loss on sale of discontinued operations as realization of these tax benefits is not certain.

        The assets of Pliant Solutions were sold for $9 million, of which $6.5 million was paid in cash at closing, and $2.5 million will be paid in equal monthly installments over a 3-year period. We recognized a loss on the sale of $10.4 million.

5.  Plant and Equipment

        The cost and the related accumulated depreciation at December 31 is as follows (in thousands):

	2004	2003
Land and improvements	$7,729	$7,711
Buildings and improvements	68,338	65,896
Machinery and equipment	414,695	403,451
Computer equipment and software	36,066	34,519
Furniture, fixtures and vehicles	6,369	6,361
Leasehold improvements	4,906	5,547
Construction in progress	5,586	8,379

	543,689	531,864
Less accumulated depreciation and amortization	(246,544)	(216,444)

Plant and equipment, net	$297,145	$315,420

        The depreciation expense for the years ended December 2004, 2003 and 2002 was $38.1 million, $43.7 million and $42.1 million, respectively.

        During the year ended December 31, 2004, we recorded an impairment change of $0.4 million to scrap fixed assets in our Engineered Films and Industrial Films segments. During the year ended December 31, 2003 we recorded an impairment charge to scrap unused fixed assets for $4.8 million. This impairment was a result of the lack of business in one production line in our Industrial segment, one production line in our Performance segment and several small production lines in our Specialty Products Group segment.

6.  Goodwill and Intangible Assets

        In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142, which was effective for fiscal years beginning after December 15, 2001, requires that ratable amortization of goodwill be replaced with periodic tests of goodwill impairment and that intangible assets, other than goodwill, which have determinable useful lives, be amortized over their useful lives. As required by SFAS 142, the Company stopped amortizing goodwill effective January 1, 2002. The Company has evaluated goodwill for impairment under SFAS 142 guidelines. The Company's annual impairment test is conducted on October 1 of each year based on a methodology including prices of comparable businesses and discounted cash flows. Based on the 2004 annual impairment test, no impairments were recorded. Based upon the 2003 annual impairment test, the Company determined that goodwill was impaired in various international operations in the Specialty Products Group, Industrial Films and Engineered Films segment, and a total of $18.2 million goodwill was written down. These impairments were a result of lower sales volumes and margins from these units. In 2002, based on this evaluation, the Company determined that the goodwill in certain units was impaired, and $8.6 million of goodwill in the Specialty Products Group was written down in the fourth quarter.

        Intangible assets, other than goodwill, that have indefinite lives are not amortized. Instead, the Company evaluates the fair value of these assets in connection with its annual impairment test on October 1 of each year. Currently, the Company does not have any intangible asset, other than goodwill, with an indefinite life.

        We have four operating segments, all of which have goodwill. Our operating segments are consistent with our reporting units as defined in SFAS 142. Operating segments are components of our business for which separate financial information is available that is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing performance. Goodwill is allocated to the segments based on fair value. As discussed in Note 15, our operating segments were reorganized in 2004 and goodwill reallocated based on fair value. The changes in the carrying value of goodwill for the year ended December 31, 2003 and 2004 were as follows (in thousands):

	Specialty Products Group	Industrial Films	Engineered Films	Performance Films	Corporate/ Other	Total
Balance as of December 31, 2002	$138,741	$3,394	$43,206	$14,996	$—	$200,337
Goodwill impaired	(7,162)	(1,027)	(9,986)	—	—	(18,175)

Balance as of December 31, 2003	$131,579	$2,367	$33,220	$14,996	$—	$182,162

Foreign exchange rate adjustment	—	75	—	—	—	75
Goodwill impaired	—	—	—	—	—	—

Balance as of December 31, 2004	$131,579	$2,442	$33,220	$14,996	$—	$182,237

        Other intangible assets, are as follows as of December 31 (in thousands):

	2004		2003
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Other intangible assets:
Customer lists	$22,965	$(8,587)	$22,500	$(6,717)
Other	22,741	(20,043)	22,717	(19,248)

Total	$45,706	$(28,630)	$45,217	$(25,965)

        The weighted average remaining amortization periods for customer lists is 8.1 and 8.7 years for 2004 and 2003, respectively. The weighted average remaining amortization periods for other intangibles is 2.6 and 2.9 years for 2004 and 2003, respectively.

        The estimated amortization for each of the next five years on the other intangible assets included above is as follows (in thousands):

Year Ending December 31
2005	$2,461
2006	2,405
2007	2,237
2008	1,376
2009	960

        Amortization expense for other intangible assets was approximately $2.5 million, $3.2 million, and $3.6 million, for the years ended December 31, 2004, 2003 and 2002, respectively.

7.  Long-Term Debt

        Long-term debt as of December 31, consists of the following (in thousands):

	2004	2003
Credit Facilities:
Revolver, variable interest, 6.75% as of December 31, 2004	$24,000	$—
Tranche A and B term loans, variable interest at a weighted average rate of 5.9% as of December 31, 2003	—	219,575
Senior secured discount notes at 11 1/8%, net of unamortized issue discount of $58,359	247,641	—
Senior secured notes, interest at 11 1/8%	250,000	250,000
Senior subordinated notes, interest at 13.0% (net of unamortized issue discount, premium and discount related to warrants of $6,786 and $7,598 at 2004 and 2003, respectively)	313,214	312,402
Obligations under capital leases	6,778	856
Insurance financing, interest at 3.03% as of December 31, 2004	715	824

Total	842,348	783,657
Less current portion	(1,994)	(1,033)

Long-term portion	$840,354	$782,624

        The scheduled maturities of long-term debt by year, as of December 31, 2004 are as follows (in thousands):

Year Ending December 31,
2005	$1,994
2006	1,387
2007	989
2008	928
2009	523,836
Thereafter	313,214

Total debt as of December 31, 2004	$842,348

        On February 17, 2004 we repaid the balance outstanding on the revolving credit facility and term loans that existed on that date from the proceeds of the issuance of Senior Secured Discount Notes and the revolving credit agreement discussed below.

Revolving Credit Facility

        On February 17, 2004, we entered into a revolving credit facility providing up to $100 million (subject to a borrowing base). The new revolving credit facility includes a $15 million letter of credit subfacility, with letters of credit reducing availability under our revolving credit facility.

        The revolving credit facility is secured by a first priority security interest on substantially all inventory, receivables, deposit accounts, 100% of capital stock of, or other equity interests in existing and future domestic subsidiaries and foreign subsidiaries that are note guarantors, and 65% of the capital stock of, or other equity interests in existing and future first-tier foreign subsidiaries investment property and certain other assets of the Company and the note guarantors (the "Second Priority Collateral"), and a second priority security interest in our real property, fixtures, equipment, intellectual property and other assets (the "First Priority Collateral").

        The revolving credit facility matures on February 17, 2009. The Company is subject to periodic reporting of a borrowing base consisting of eligible accounts receivable and eligible inventory. The interest rates are at LIBOR plus 2.5% to 3.0% or ABR plus 1.5% - 2.0%. The commitment fees for the unused portion of the new revolving credit facility is 0.50% per annum.

        The borrowings under the revolving credit facility may be limited to a reduced availability. Reduced Availability is defined as: if the borrowing base is less than $110,000,000 and the Fixed Charge Coverage Ratio (FCCR) is less than 1.1, the reduced availability is the borrowing base minus $10,000,000. Furthermore, if the FCCR is less than that prescribed in our credit agreement, RA is the lessor of the commitment or the borrowing base minus $15,000,000. As of December 31, 2004, we had approximately $60.1 million available for borrowing under our revolving credit agreement.

Issuance of 11 1/8% Senior Secured Discount Notes due 2009

        On February 17, 2004 we completed the sale of $306 million ($225.3 million of proceeds) principal at maturity of 11 1/8% Senior Secured Discount Notes due 2009. The proceeds of this offering and the revolving credit facility (discussed above) were used to repay and terminate the credit facilities that existed at December 31, 2003.

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

11 1/8% Senior Secured Notes due 2009

        On May 30, 2003, we completed the sale of $250 million aggregate principal amount of our 11 1/8% Senior Secured Notes due 2009. The 11 1/8 Senior Secured Notes due 2009 mature on September 1, 2009, and interest is payable on March 1 and September 1 of each year. The net proceeds from the sale of the 11 1/8% Senior Secured Notes due 2009 were used to repay borrowings under our then existing credit facilities in accordance with an amendment to our existing credit facilities. The Senior Secured Notes due 2009 rank equally with our existing and future senior debt and rank senior to our existing and future subordinated indebtedness, including the 13% Senior Subordinated Notes due 2010. The 11 1/8% Senior Secured Notes due 2009 are secured, on a second-priority lien basis, by a substantial portion of our assets. Due to this second-priority status, the 11 1/8% Senior Secured Notes due 2009 effectively rank junior to our obligations secured by a first-priority lien on the collateral securing the 11 1/8% Senior Secured Notes due 2009 to the extent of the value of such collateral. In addition, the 11 1/8% Senior Secured Notes due 2009 effectively rank junior to any of our obligations that are secured by a lien on assets that are not part of the collateral securing the 11 1/8% Senior Secured Notes due 2009, to the extent of the value of such assets. The 11 1/8% Senior Secured Notes due 2009 are guaranteed by some of our subsidiaries.

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

        The credit facilities and the indentures described above impose certain restrictions on us, including restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell our assets and engage in certain other activities.

Interest Rate Risk and Derivative Instruments

        Borrowings under our credit facilities are at variable rates of interest, exposing us to the risk of increased interest rates. Our leveraged position and the covenants contained in our debt instruments may also limit our flexibility to adjust to changing market conditions and our ability to withstand competitive pressures, thus putting us at a competitive disadvantage. We may be vulnerable to a downturn in general economic conditions or in our business or be unable to carry out capital spending that is important to our growth and productivity improvement programs. Thus the Company periodically utilizes interest rate derivatives contracts to reduce the effect of interest rate increases.

        We apply SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138. In accordance with these statements, we recognize the fair value of derivatives as either assets or liabilities in the balance sheet. To the extent that the derivatives qualify as a hedge, gains or losses associated with the effective portion are recorded as a component of other comprehensive income while the ineffective portion is recognized in income.

        As of December 31, 2004, we had no outstanding interest rate derivatives. The fair value of our interest rate derivative agreements reported on our consolidated balance sheet at December 31, 2003 in other liabilities is approximately $3.6 million. The effective portion of the changes in fair value of these instruments is reported in other comprehensive income. As the hedged contract matures, the gain or loss is recorded as interest expense in the consolidated statement of operations. Any changes in fair value of the ineffective portion of the instruments is reported as interest expense in the consolidated statement of operations. The ineffective portion for the years ended December 31, 2003 was not material.

        The change in accumulated derivative loss included as a part of accumulated other comprehensive loss as of December 31, is as follows (in thousands):

	2004	2003	2002
Beginning accumulated derivative loss, net of taxes	$2,220	$5,397	$2,944
Change associated with current period hedge transactions	—	(3,022)	2,674
Amount reclassified into earnings	(2,220)	(155)	(221)

Ending accumulated derivative loss, net of taxes	$—	$2,220	$5,397

Interest Expense

        Interest expense—current and long-term debt in the statement of operations for 2004, 2003 and 2002 are as follows (in thousands):

	2004	2003	2002
Interest expense accrued, net	$95,191	$78,299	$65,751
Recurring amortization of financing fees	4,510	5,282	4,289
Write-off of previously capitalized financing fees	7,897	5,294	—
Change in fair value and cash payment of interest rate derivatives	2,755	7,529	5,224

TOTAL	$110,353	$96,404	$75,264

Cash interest payments	$80,411	$76,341	$69,207

8.  Leases

        Capital Leases    We have acquired certain land, building, machinery and equipment under capital lease arrangements that expire at various dates through 2008. At December 31, the gross amounts of plant and equipment and related accumulated amortization recorded under capital leases were as follows (in thousands):

	2004	2003
Land and building	$247	$247
Machinery and equipment	7,317	1,072
Total assets held under capital leases	7,564	1,319
Less: accumulated amortization	(436)	(400)

	$7,128	$919

        The amortization expense is included in depreciation expense. In November of 2004, the Company entered into a capital lease of $5.1 million for a production line in our Industrial segment.

        Operating Leases We have non-cancelable operating leases, primarily for vehicles, equipment, warehouse, and office space that expire through 2014, as well as month-to-month leases. The total expense recorded under all operating lease agreements in the accompanying consolidated statements of operations is approximately $11.2 million, $12.6 million, and $10.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. Future minimum lease payments under operating leases and the present value of future minimum capital lease payments (with interest rates between 8.9% and 11.75%) as of December 31, 2004 are as follows (in thousands):

Year Ending December 31	Operating Leases	Capital Leases
2005	$9,190	$1,782
2006	8,511	1,771
2007	6,642	1,251
2008	4,026	1,094
2009	3,971	2,286
Thereafter	10,856	—

Total minimum lease payments	$43,196	$8,184

Amounts representing interest		(1,407)

Present value of net minimum capital lease payments		$6,777

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

9.  Income Taxes

        The components of income (loss) from continuing operations before income taxes for the years ended December 31 are as follows (in thousands):

	2004	2003	2002
United States	$(82,859)	$(70,539)	$(43,551)
Foreign	(11,709)	(17,230)	1,585

Total	$(94,568)	$(87,769)	$(41,966)

        The following is a summary of domestic and foreign provisions for current and deferred income taxes and a reconciliation of the U.S. statutory income tax rate to the effective income tax rate.

        The provisions (benefits) for income taxes for the years ended December 31, are as follows (in thousands):

	2004	2003	2002
Current:
Federal	$—	$—	$—
State	80	82	261
Foreign	1,714	3,600	3,719

Total current	1,794	3,682	3,980

Deferred:
Federal	(1,048)	216	(5,887)
State	(346)	169	(1,848)
Foreign	1,189	1,123	2,293

Total deferred	(205)	1,508	(5,442)

Total income tax expense (benefit)	$1,589	$5,190	$(1,462)

        The effective income tax rate reconciliations for the years ended December 31, are as follows (in thousands):

	2004	2003	2002
Income (loss) before income taxes	$(94,568)	$(87,769)	$(41,966)
Expected income tax provision (benefit) at U.S. statutory rate of 35%	(33,099)	(30,719)	(14,688)
Increase (decrease) resulting from:
Goodwill	3	3,075	—
Accrued dividends on preferred stock	12,364	—	—
State taxes	(1,597)	(2,304)	(975)
Change in valuation allowance	15,074	20,594	7,766
Foreign rate difference	4,277	9,755	7,761
Other, net	4,567	4,789	(1,326)

Total income tax expense (benefit)	$1,589	$5,190	$(1,462)
Effective income tax rate	1.7%	5.9%	(3.5)%

        Components of net deferred income tax assets and liabilities as of December 31, are as follows (in thousands):

	2004	2003
Deferred income tax assets:
Net operating loss carry forwards	$100,267	$78,328
AMT and foreign tax credit carry forwards	4,755	4,755
Accrued pension costs	6,132	8,129
Accrued employee benefits	7,664	4,137
Accrued plant closing costs	1,929	2,235
Allowance for doubtful trade accounts receivable	1,129	366
Inventory related costs	973	2,145
Other	2,852	5,729

	125,701	105,824
Valuation Allowance	(61,694)	(39,693)

Total deferred income tax assets	64,007	66,131
Deferred income tax liabilities:
Tax depreciation in excess of book depreciation	(71,090)	(76,321)
Amortization of intangibles	(7,329)	(5,113)
Other	(5,060)	(3,072)

Total deferred income tax liabilities	(83,479)	(84,506)

Net deferred income tax liability	$(19,472)	$(18,375)

As reported on consolidated balance sheets:
Net current deferred income tax asset	$11,961	$9,417
Net non-current deferred income tax liability	(31,433)	(27,792)

Net deferred income tax liability	$(19,472)	$(18,375)

        The net operating loss carry forwards for federal tax purposes are approximately $257.1 million. These losses expire in 2020 through 2024. Due to uncertainty regarding realization, valuation allowances of approximately $55.7 million and $36.1 million in 2004 and 2003 respectively have been recorded to offset the deferred tax asset related to the net operating losses.

        The foreign tax credit carry forwards for federal tax purposes are approximately $3.6 million expiring in 2010 through 2011. Due to uncertainty regarding realization, valuation allowances of approximately $3.6 million for 2004 and 2003 has been recorded to offset the deferred tax asset related to the foreign tax credits.

        Undistributed earnings of foreign subsidiaries amounted to approximately $13.1 million as of December 31, 2004. Approximately $3.6 million is considered to be permanently invested and $9.5 million may be distributed in future years. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes, subject to an adjustment for foreign tax credits, and withholding taxes payable to foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with the calculation.

        On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the "Act"). The Act creates a temporary incentive for U. S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the Act.

10.  Employee Benefit Plans

        Defined Contribution Plan    We sponsor a salary deferral plan covering substantially all of our non-union domestic employees. Plan participants may elect to make voluntary contributions to this plan up to 15% of their compensation. We contribute up to 1% of the participants' compensation based on our profits and also match employee contributions up to 2% of the participants' compensation. We expensed approximately $1.7 million, $2.0 million and $2.4 million as our contribution to this plan for the years ended December 31, 2004, 2003 and 2002, respectively.

        Defined Benefit Plans    We sponsor three noncontributory defined benefit pension plans (the "United States Plans") covering domestic employees with 1,000 or more hours of service. We fund our plans in amounts to fulfill the minimumfunding requirements of the Employee Retirement Income Security Act of 1974. Contributions are intended to not only provide for benefits attributed to service to date but also for those expected to be earned in the future. In the second quarter of 2004, the Company redesigned its retirement programs which led to the curtailment and "freeze" of the pension plan for U.S. salaried employees effective June 30, 2004. As a result, a curtailment gain of $1.6 million was recognized as income in 2004. We also sponsor a defined benefit plan in Germany (the "Germany Plan").

        The consolidated accrued net pension expense for the years ended December 31, 2004, 2003 and 2002 includes the following components (in thousands):

	2004	2003	2002
United States Plans
Service cost-benefits earned during the period	$2,583	$4,474	$3,845
Interest cost on projected benefit obligation	4,970	5,157	4,582
Expected return on assets	(4,560)	(3,476)	(3,698)
Curtailment gain	(1,562)	—	—
Other	372	517	160

Total accrued pension expense	$1,803	$6,672	$4,889

Germany Plan
Service cost-benefits earned during the period	$112	$98	$82
Interest cost on projected benefit obligation	115	93	80

Total accrued pension expense	$227	$191	$162

Employer Contributions
2005 Expected to plan trusts	$3,067
Expected Benefit Payments
2005	$2,765
2006	2,861
2007	3,042
2008	3,226
2009	3,394
2010-2014	20,888
	2004	2003	2002
Weighted-Average Assumptions Used to Determine Net Cost
Discounted rate	6.25%	6.75%	7.25%
Expected return on plan assets	9.00%	9.00%	9.00%
Rate of compensation increase (non-union plans)	4 .0%	4.0%	4.0%

Long-Term Rate Investment Return Assumption

        The rate of investment return assumption was developed through analysis of historical market returns, current market conditions, and the fund's past experience. Estimates of future market returns by asset category are lower than actual long-term historical returns in order to generate a conservative forecast. Overall, it was projected that funds could achieve a 9.00% return over time.

Investment Strategy

        Our investment portfolio contains a diversified blend of equity and debt securities. Furthermore, equity investments are diversified across domestic and international stocks as well as large and small capitalizations. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews. The target allocation of equity securities is 70 percent of the plan assets. The target allocation of debt securities is 30 percent of the plan assets. As of December 31, 2004, the actual allocation was 52 percent equity securities, 21 percent debt securities and 27 percent insurance contracts.

Measurement date

        Pliant Corporation uses a measurement date of December 31 for its pension plans. The following tables set forth the funded status of the United States Plans and the Germany Plan as of December 31, 2004, 2003, and 2002 and the amounts recognized in the consolidated balance sheets at those dates (in thousands):

	2004	2003	2002
United States Plans
Change in benefit obligation:
Obligation at January 1	$87,369	$73,003	$60,706
Service cost	2,583	4,474	3,845
Interest cost	4,970	5,157	4,582
Plan amendments	—	122	593
Curtailments	(14,875)	—	—
Actuarial (gain) loss	3,247	7,112	5,388
Other	—	—	152
Benefits paid	(2,730)	(2,499)	(2,263)

Obligation at December 31	$80,564	$87,369	$73,003

Change in plan assets:
Fair value of assets at January 1	$48,838	$37,071	$41,872
Actual return on plan assets	5,004	7,146	(3,260)
Employer contributions	7,261	7,120	569
Other	—	—	153

Benefit payments	(2,730)	(2,499)	(2,263)

Fair value of plan assets at December 31	$58,373	$48,838	$37,071
Underfunded status at December 31	$22,191	$38,531	$35,932
Unrecognized net actuarial gain (loss)	(6,506)	(15,762)	(12,661)
Unrecognized prior service cost	(789)	(2,415)	(2,469)

Accrued long-term pension liability included in other liabilities	$14,896	$20,354	$20,802

        Amounts recognized in the balance sheet consist of (in thousands):

	2004	2003
Accrued benefit cost	$14,896	$20,354
Additional minimum liability in other liabilities	6,388	2,194
Intangible asset	(789)	(773)
Accumulated other comprehensive income	(5,599)	(1,421)

Accumulated pension liability	$14,896	$20,354

        The projected benefit obligation, accumulated benefit obligation, and fair value of assets for the plans were as follows (in thousands):

	2004	2003
Projected benefit obligation	$80,564	$87,369
Accumulated benefit obligation	79,657	70,882
Fair value of Assets	58,373	48,838
Weighted-Average Assumptions as of December 31
Discount rate	6.00%	6.25%
Rate of Compensation increase	4.00%	4.00%
	2004	2003
Germany Plan
Change in benefit obligation:
Obligation at January 1	$1,967	$1,492
Service cost	112	98
Interest cost	115	93
Benefits paid	(34)	(25)
Change due to exchange rate	155	309

Obligation at December 31	$2,315	$1,967

Fair value of plan assets at December 31	None	None
Underfunded status at December 31	$2,315	$1,967
Unrecognized net actuarial gain	139	122

Accrued long-term pension liability included in other liabilities	$2,454	$2,089

        Assumptions used for future compensation was 1.75% for 2004 and 2003. Discount rates were 5.25% for 2004 and 5.75% for 2003. The cash surrender value of life insurance policies for Germany Plan participants included in other assets in the consolidated balance sheets is approximately $1.3 million and $0.5 million as of December 31, 2004 and 2003.

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

        Other Plans    As part of the acquisition of Blessings Corporation in 1998, we assumed two supplemental retirement plans covering certain former employees of Blessings Corporation. The liability for these plans included in other liabilities and at December 31, 2004 was approximately $1.9 million. The liability for these plans was included in other liabilities at December 31, 2003 was approximately $1.8 million. This liability was frozen at the time of the acquisition.

11.  Redeemable Stock

        Common Stock    On May 31, 2000, we consummated a recapitalization pursuant to an agreement dated March 31, 2000 ("Recapitalization") among us, our then existing stockholders and an affiliate of J. P. Morgan Partners, LLC, whereby J. P. Morgan Partners, LLC acquired majority control of our common stock. Prior to the Recapitalization, we sold 50,611 shares of Class C nonvoting common stock to employees. As consideration, we received cash of approximately $2.5 million and secured promissory notes for approximately $2.6 million. We redeemed 1,100 of these shares prior to the Recapitalization. An additional 17,967 shares were redeemed in connection with the Recapitalization, and the remaining 31,544 shares were exchanged for the same number of common shares.

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

        On June 10, 2002, we entered into a separation agreement with Mr. Durham. As of the date of the separation agreement, Mr. Durham owned 28,289 shares of common stock, 12,083 performance-vested shares, 2,417 time-vested shares, warrants to purchase 1,250.48 shares of common stock and 1,232 shares of preferred stock of Pliant. All of Mr. Durham's time-vested shares and 2,416 of Mr. Durham's performance-vested shares had vested as of the date of the separation agreement. Pursuant to the separation agreement, Mr. Durham agreed to convert one of his outstanding promissory notes issued as payment for a portion of his shares into two promissory notes. The first note (the "Vested Secured Note"), in the principal amount of $2,430,798, relates to Mr. Durham's time-vested shares and the vested portion of his performance-vested shares. The second note (the "Non-Vested Secured Note"), in the principal amount of $4,862,099, related to the 9,667 performance-vested shares which had not vested as of the date of the separation agreement. In addition to these notes, Mr. Durham had an additional outstanding promissory note (the "Additional Note"), with a principal amount of $1,637,974, relating to a portion of the shares of common stock held by Mr. Durham. In accordance with the separation agreement, we repurchased and cancelled Mr. Durham's 9,667 unvested shares in exchange for cancellation of the Non-Vested Secured Note on October 3, 2002.

        The separation agreement preserved the put option established by Mr. Durham's employment agreement with respect to his shares. For purposes of this put option, the separation agreement provides that the price per share to be paid by us is $483.13 with respect to common stock, $483.13 less any exercise price with respect to warrants, and the liquidation preference with respect to preferred stock. On July 9, 2002, Mr. Durham exercised his put option with respect to 28,289 shares of common stock, 1,232 shares of preferred stock and warrants to purchase 1,250.48 shares of common stock. Mr. Durham's put option is subject to any financing or other restrictive covenants to which we are subject at the time of the proposed repurchase. Restrictive covenants under our credit facilities limit the number of shares we can currently repurchase from Mr. Durham. On October 3, 2002, as permitted by the covenants contained in our credit facilities, we purchased 8,204 shares from Mr. Durham for a purchase price of $3,963,599 less the outstanding amount of the Additional Note, which was cancelled. In December 2002 we purchased an additional 1,885 shares of common stock from Mr. Durham for an aggregate purchase price of approximately $910,700. As of December 31, 2004, our total remaining purchase obligation to Mr. Durham was approximately $10,623,097, excluding accrued preferred dividends. We were limited to a maximum purchase from Mr. Durham of $5,000,000 of shares in 2003, which purchase may only be made if we meet certain leverage ratios.

        As of December 31, 2004 and 2003, there were a total of 29,073 outstanding common shares subject to put options as described above, of which 12,765 shares were acquired by the employees for cash from 1997 through 1999. As a result of the put options, the carrying value of all shares subject to put options will be adjusted to fair value at each reporting period with a corresponding offset to shareholders' equity for amounts related to the 12,765 shares and compensation expense for amounts related to the remaining shares until the notes receivable are paid in full.

        Preferred Stock    We are authorized to issue up to 200,000 shares of preferred stock. As of December 31, 2003, 140,973 shares were issued and designated as Series A Cumulative Exchangeable Redeemable Preferred Stock (the "Series A Preferred Stock"). In connection with the Recapitalization, we sold 100,000 shares of the Series A Preferred Stock and detachable warrants to purchase 43,242 shares of common stock for net consideration of $98.5 million, net of issuance costs of $1.5 million. We allocated approximately $80.0 million to the Series A Preferred Stock and $18.5 million to the warrants based on the relative fair values of the instruments. In connection with the Uniplast acquisition we issued 30,983 shares of the Series A Preferred Stock (including 1,983 shares to employees) and detachable warrants to purchase shares of common stock for a consideration of $31.0 million, net of issue costs. We allocated $18.6 million to the Series A Preferred Stock, and $12.4 million to the warrants based on the relative fair values of the instruments. The common stock warrants have an exercise price of $0.01 per share and expire on May 31, 2011. In March 2003 we issued 10,000 shares of the Series A Preferred Stock and detachable warrants to purchase 43,962 shares of common stock. We allocated $9.5 million to the Series A Preferred Stock and $0.5 million to the warrants based on the relative fair values of the instrument. Direct issuance costs of $0.5 million were netted against the proceeds received.

        Dividends on the Series A Preferred Stock accrue at an annual rate of 14%. We have the option to pay dividends in cash or to have the dividends accrue and compound quarterly. After May 31, 2005, however, the annual dividend rate increases to 16% unless we pay dividends in cash. The annual dividend rate also increases to 16% if we fail to comply with certain of our obligations or upon certain events of bankruptcy. The shares of Series A Preferred Stock are non-voting.

        The Series A Preferred Stock is our most senior class of capital stock. We may, at our option, exchange the Series A Preferred Stock for 14% senior subordinated exchange notes so long as such exchange and the associated debt incurrence is permitted by our existing debt instruments. We must redeem the Series A Preferred Stock at a price equal to its liquidation preference of $1,000 per share, plus accumulated dividends, on May 31, 2011. On or after May 31, 2003, we may redeem the Series A Preferred Stock at our option, in whole or in part, at a redemption price equal to the sum of the liquidation preference plus accrued and unpaid dividends multiplied by the following percentages: 107% if redeemed prior to May 31, 2004; 103% if redeemed on or after May 31, 2004 and prior to May 31, 2005; and 100% if redeemed at any time on or after May 31, 2005.

        As a result of the mandatory redemption features, as of December 31, 2004, the carrying value of the Series A Preferred Stock is net of $27.1 million unamortized discount due to detachable warrants to purchase common stock. This unamortized discount is being accreted towards the $141.0 million redemption value at May 31, 2011. In addition, the Series A Preferred Stock balance as of December 31, 2004 includes $109.6 million for accrued dividends.

        On September 24, 2004, we adopted a 2004 Restricted Stock Incentive Plan, pursuant to which we sold to our President and Chief Executive Officer and selected additional officers of the Company, 704 shares of a total of 720 shares of a newly-created, non-voting Series B Redeemable Preferred Stock (the "Series B Preferred Stock") for a cash purchase price of $162 per share. These shares of Series B Preferred Stock were issued in private transactions with officers of the Company and therefore were exempt from the registration requirements of the Securities Act of 1933. On December 22, 2004, the remaining 16 authorized shares of Series B Preferred Stock were issued to an officer for a cash purchase price of $162 per share.

        Upon the sale of all or substantially all of the Company's assets, sale of the majority of the outstanding Common Stock of the Company to a person other than J.P. Morgan or its affiliates; merger or consolidation of the Company, or the consummation of a liquidation, as those events are specifically described in the Company's Articles of Incorporation, we are required to redeem all shares of Series B Redeemable Preferred Stock by payment of cash in an amount equal to the product of (x) .000104166; times (y) the sum of the amount of cash distributions actually paid and the fair market value of assets distributed by the Company to its stockholders during the period commencing on September 24, 2004 through the date of such event, plus the net proceeds payable, whether in cash, stock or other assets, to the stockholders of the Company in respect of such event.

        Upon a redemption by the Company of any shares of Series A Preferred Stock (or any payment on any notes issued in exchange therefor), the holder of each share of Series B Redeemable Preferred Stock shall be entitled to receive a cash dividend equal to the product of (x) .000104166; times (y) the net proceeds payable, whether in cash, stock or other assets, to the stockholders of the Company in respect to such redemption or such payment.

        Upon an underwritten public offering of shares of capital stock of the Company to the public resulting in aggregate net proceeds to the Company of not less than $100 million each share of Series B Redeemable Preferred Stock shall be automatically converted into that number of shares of the class of common equity securities of the Company that are outstanding immediately following such public offering equal to the product of (x) .000104166; times (y) the total number of shares of such class of stock outstanding immediately following the consummation of the public offering. The shares of Series B Redeemable Preferred Stock are non-voting and do not bear dividends except as noted above.

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

12.  Stock Option Plans

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

        In August 2002, we adopted our 2002 Stock Incentive Plan. The 2002 plan authorizes grants of incentive stock options, nonqualified stock options and stock bonuses, as well as the sale of shares of common stock, to our employees, officers, directors and consultants of Pliant or any of its subsidiaries. A total of 4,793 shares are authorized for issuance under the 2002 plan. As of December 31, 2004, no options or shares had been granted or sold under the 2002 plan.

        A summary of stock option activity under the 2000 plan is as follows:

	Option Share	Weighted Average Exercise Price
Outstanding at December 31, 2001	34,837	$385.22
Granted	20,425	483.13
Exercised	—	—
Forfeited or cancelled	(3,920)	483.13

Outstanding at December 31, 2002	51,342	416.70
Granted	250	483.13
Exercised	—	—
Forfeited or cancelled	(6,580)	483.13

Outstanding at December 31, 2003	45,012	407.25
Granted	3,850	483.13
Exercised	—	—
Forfeited or cancelled	(17,394)	483.13

Outstanding at December 31, 2004	31,468	396.74
Exercisable at December 31, 2004	13,277	226.25

        The weighted average remaining contractual life of the options is approximately five years at December 31, 2004. The options granted prior to January 1, 2001 pursuant to the 2000 plan, as amended, provide for vesting as follows: (1) one-sixth are "time-vested" options or shares, which vested on January 1, 2001, so long as the recipient was still our employee on such date, and (2) the remainder are "performance-vested" options or shares, which vest in increments upon the achievement of performance targets as follows: (a) vesting in full, if 100% or more of the applicable performance target is achieved as of the end of any calendar quarter during the option term and (b) partial vesting if more than 90% of the applicable performance target is achieved as of the end of any calendar quarter during the option term. Moreover, all performance-vested options or shares not previously vested in accordance with the preceding sentence will vest automatically in full on December 31, 2009 so long as the recipient is still our employee on such date. Options granted pursuant to the 2000 plan subsequent to January 1, 2001 vest similarly, except that all of the options are "performance-vested"

options, which vest in increments upon the achievement of performance targets. As of December 31, 2004, 8,902 options are exercisable at $100 per share and 4,375 are exercisable at $483.13 per share.

13.  Commitments and Contingencies

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

        Royalty Agreements    We have entered into royalty agreements (the "Agreements") for the right to use certain patents in the production of our Winwrap stretch film. The Agreements require us to pay the patent holder a fee of $.05 for each pound of Winwrap produced and $.10 per pound for each pound of coreless Winwrap produced. The Agreements terminate upon the expiration of the related patents in 2009. During the years ended December 31, 2004, 2003 and 2002, we paid and expensed royalties of $1.6 million, $2.0 million, and $1.5 million, respectively, under the Agreements.

        Litigation    On June 14, 2004, we settled the complaint filed against us by S.C. Johnson & Sons, Inc. and S.C. Johnson Home Storage filed in the U.S. District Court for the District of Michigan, Northern Division (Case No. 01-CV-10343-BC) for $6.0 million plus legal fees which was within management's estimated costs of $7.2 million accrued in the fourth quarter 2003.

        On February 26, 2003, former employees of our Fort Edward, NY manufacturing facility, which we acquired as part of the Decora acquisition, named us as defendants in a complaint filed in the Supreme court of the State of New York, County of Washington (Index No. 4417E). We received service of this complaint on April 2, 2003, and successfully removed the case to the United States District Court for the Northern District of New York (Case No. 1:03cv00533). The complaint alleges claims against us for conspiracy to defraud and breach of contract arising out of our court-approved purchase of the assets of Decora Industries, Inc. and Decora, Incorporated. Plaintiffs' complaint seeks compensatory and punitive damages and a declaratory judgment nullifying severance agreements for lack of consideration and economic duress. On December 15, 2004, the case was dismissed in response to our motions to dismiss. On January 13, 2005, the Plaintiff appealed the dismissal of the case to the United States Court of Appeals for the Second District. We intend to resist the plaintiffs' claims vigorously. We do not believe this proceeding will have a material adverse affect on our financial condition or results of operations.

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

        During the fourth quarter of 2004, we reorganized our operations under four operating segments; our Specialty Products Group, which manufactures personal care, medical and agricultural films in it's Specialty Films division and printed rollstock, bags and sheets used to package food and consumer goods in the Printed Products division; our Industrial Films segment which manufactures stretch film used to bundle, unitize and protect palletized loads during shipping and storage and PVC films used by supermarkets, delicatessens and restaurants to wrap meat, cheese and produce; our Engineered Films segment which manufactures film for sale to converters of flexible packaging; and our Performance Films segment which manufactures a variety of barrier and custom film for smaller niche flexible packaging and industrial markets. Segment information in this report with respect to 2003 and 2002 has been restated to reflect this reorganization.

        The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Sales and transfers between our segments are eliminated in consolidation. We evaluate the performance of our operating segments based on net sales (excluding intercompany sales) and segment profit. The segment profit reflects income from continuing operations adjusted for interest expense, income taxes, depreciation, amortization, restructuring and other costs and other non-cash charges (principally the impairment of goodwill, intangible assets and fixed assets). Our reportable segments are managed separately with separate management teams, because each segment has differing products, customer requirements, technology and marketing strategies.

        Segment profit and segment assets as of and for the years ended December 31, 2004, 2003 and 2002 are presented in the following table (in thousands). Certain reclassifications have been made to the prior year amounts to be consistent with the 2004 presentation.

	Specialty Products Group	Industrial Films	Engineered Films	Performance Films	Corporate / Other	Total
2004
Net sales to customers	$390,733	$254,104	$218,963	$98,148	$6,732	$968,680
Intersegment sales	14,030	7,170	6,146	1,936	(29,282)	—

Total net sales	404,763	261,274	225,109	100,084	(22,550)	968,680
Depreciation and amortization	18,932	5,589	7,090	3,447	6,352	41,410
Interest expense	4,467	29	646	13	140,523	145,678
Segment profit (loss)	46,972	26,245	32,228	19,828	(30,645)	94,628
Segment total assets	375,033	105,543	140,799	68,190	87,527	777,092
Capital expenditures	10,452	8,113	2,011	1,140	2,374	24,090
2003
Net sales to customers	$367,707	$219,617	$196,066	$105,233	$5,856	$894,479
Intersegment sales	16,974	1,792	5,043	475	(24,284)	—

Total net sales	384,681	221,409	201,109	105,708	(18,428)	894,479
Depreciation and amortization	21,970	7,316	6,486	3,486	12,482	51,740
Interest expense	1,974	6	603	18	93,803	96,404
Segment profit (loss)	48,981	27,182	34,054	24,049	(43,030)	91,236
Segment total assets	376,686	94,633	140,206	68,314	106,947	786,786
Capital expenditures	6,254	4,213	1,746	3,821	1,005	17,039
2002
Net sales to customers	$346,635	$191,378	$205,352	$98,625	$8,917	$850,907
Intersegment sales	11,781	7,136	4,898	1,719	(25,534)	—

Total net sales	358,416	198,514	210,250	100,344	(16,617)	850,907
Depreciation and amortization	19,620	5,326	6,105	3,461	11,206	45,718
Interest expense	1,669	(100)	534	19	73,142	75,264
Segment profit (loss)	55,220	30,526	38,159	23,171	(28,227)	118,849
Segment total assets	408,652	95,130	148,134	72,481	128,806	853,203
Capital expenditures	22,379	9,912	8,305	2,423	6,132	49,151

        A reconciliation of the totals reported for the operating segments to the totals reported in the consolidated financial statements is as follows (in thousands):

	2004	2003	2002
Profit or Loss
Total segment profit	$94,628	$91,236	$118,849
Depreciation, amortization and impairments	(41,410)	(51,739)	(45,718)
Impairment of Goodwill and Intangible assets	—	(18,255)	(8,600)
Restructuring and other costs	(2,108)	(12,607)	(30,066)
Interest expense	(145,678)	(96,404)	(75,264)
Other expenses and adjustments for non-cash charges and certain adjustments defined by our credit agreement	—	—	(1,167)

Loss from continuing operations before income taxes	$(94,568)	$(87,769)	$(41,966)

Assets
Total assets for reportable segments	$689,565	$679,839	$724,397
Assets of discontinued operations	—	20,708	27,625
Other unallocated assets	87,527	86,239	101,181

Total consolidated assets	$777,092	$786,786	$853,203

        There were no sales to a single customer in 2004, 2003 or 2002 that was more than 10% of consolidated net sales.

        Net sales and long-lived assets of our US and foreign operations are as follows:

	2004	2003	2002
Net Sales
United States	$779,966	$724,048	$695,435
Foreign countries(1)	188,714	170,431	155,473

Total	$968,680	$894,479	$850,908

Long-lived assets
United States	434,645	452,407
Foreign countries	61,813	64,427

Total	$496,458	$516,834

Total Assets
United States	655,885	671,776
Foreign countries	121,207	115,010

Total	$777,092	$786,786

(1)
Foreign countries include Australia, Canada, Germany and Mexico, none of which individually represents 10% of consolidated net sales or long-lived assets.

15.  Warrants Outstanding

        The following warrants were issued and outstanding as of December 31:

	2004	2003
Issued with the senior subordinated notes	18,532	18,532
Issued in connection with recapitalization transaction	43,242	43,242
Issued in connection with Uniplast acquisition	31,003	31,003
Issued in connection with the March 2003 Preferred Stock issuance	43,962	43,962

Total outstanding	136,739	136,739

        As of December 31, 2004, 136,739 warrants were exercisable at an exercise price of $0.01 per share. The Company has reserved up to 136,739 shares of common stock for issuance upon the exercise of issued and outstanding warrants.

16.  Estimated Fair Value of Financial Instruments

        The estimated fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. In the case of cash and cash equivalents, accounts receivable and accounts payable, the carrying amount is considered a reasonable estimate of fair value. The fair value of fixed debt in 2004 and 2003 was obtained from market quotes. Fair value estimates are made at a specific point in time. Because no market exists for a significant portion of our financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments, interest rate levels, and other factors. These estimates are subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined or relied on with any degree of certainty. Changes in assumptions could significantly affect the estimates. See Note 6 for interest rate derivative information.

        Below is a summary of our financial instruments' carrying amounts and estimated fair values as of December 31, (in thousands):

	2004		2003
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$5,580	$5,580	$3,308	$3,308
Accounts receivable	117,087	117,087	95,606	95,606

Total financial assets	$122,667	$122,667	$98,914	$98,914

Financial liabilities:
Floating rate debt	$24,000	$24,000	$219,575	$219,575
Fixed rate debt	818,348	865,583	564,082	562,800
Accounts payable	96,282	96,282	89,800	89,800

Total financial liabilities	$938,630	$985,865	$873,457	$872,175

17.  Related-Party Transactions

        J.P. Morgan Partner and Affiliates    JPMorgan Chase Bank is the syndication agent, and its affiliate, J.P. Morgan Chase & Co., is a lender under our credit facilities. Both JPMorgan Chase Bank and J.P. Morgan Chase & Co. receive customary fees under the credit facilities for acting in such capacities including approximately $1.2 million in 2002 and $0.9 million in 2003 and $3.4 million in 2004. JPMorgan Chase Bank was also a lender under our prior credit facility, and as a result, received a portion of the proceeds from the financing for the Recapitalization and related transactions. Chase Securities Inc. was one of the initial purchasers in the offering of the $220.0 million aggregate principal amount of 13% senior subordinated notes due 2010, and was also the dealer manager for the debt tender offer and consent solicitation relating to our 9 1/8% senior subordinated notes due 2007 and received customary fees for acting in such capacities. Each of JPMorgan Chase Bank, J.P. Morgan Chase & Co. and Chase Securities Inc. are affiliates of Southwest Industrial Films, LLC, which owns approximately 55% of our outstanding common stock and currently has the right under the stockholders' agreement to appoint four of our directors, and of Flexible Films, LLC, which, together with affiliates, owns approximately 59% of our Preferred Stock, subject to certain preemptive rights with respect to 10,000 shares of Preferred Stock issued on March 25, 2003.

18.  Accumulated Other Comprehensive Income/(Loss)

        The components of accumulated other comprehensive income/(loss) as of December 31, were as follows (in thousands):

	2004	2003
Minimum pension liability, net of taxes of $575 and $575	$(5,352)	$(1,464)
Fair value change in interest rate derivatives classified as cash flow hedges, net of taxes of $0 and $1,420	—	(2,220)
Foreign currency translation adjustments	(6,491)	(8,237)

Accumulated other comprehensive income/(loss)	$(11,843)	$(11,921)

        Due to the February 2004 termination of the credit facilities that existed at December 31, 2003, the balance in the other comprehensive income related to interest rate derivatives of $2.2 million ($3.6 million pre-tax) was charged to interest expense in the first quarter of 2004.

19.  Condensed Consolidating Financial Statements

        The following condensed consolidating financial statements present, in separate columns, financial information for (i) Pliant Corporation (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries (as specified in the Indenture dated May 31, 2000 (the "2000 Indenture") relating to Pliant Corporation's $220 million senior subordinated notes due 2010 (the "2000 Notes") and the Indenture, dated April 10, 2002 (the "2002 Indenture" and, together with the 2000 Indenture, the "Indentures"), relating to Pliant's $100 million senior subordinated notes due 2010 (the "2002 Notes" and, together with the 2000 Notes, the "Notes") on a combined basis, with any investments in non-guarantor subsidiaries specified in the Indentures recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for Pliant Corporation and its subsidiaries on a consolidated basis, and (v) Pliant Corporation on a consolidated basis, in each case as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002. The Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary and each guarantor subsidiary is 100% owned, directly or indirectly, by Pliant Corporation within the meaning of Rule 3-10(h)(1) of Regulation S-X. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to Pliant Corporation except from our Alliant joint venture. The condensed consolidating financial statements are presented herein, rather than separate financial statements for each of the guarantor subsidiaries, because management believes that separate financial statements relating to the guarantor subsidiaries are not material to investors.

Condensed Consolidating Balance Sheet
As of December 31, 2004 (In Thousands)

	Pliant Corporation Parent Only	Combined Guarantors	Combined Non-Guarantors	Eliminations	Consolidated Pliant Corporation
ASSETS
Current assets:
Cash and cash equivalents	$—	$704	$4,876	$—	$5,580
Receivables	95,439	7,861	22,095	—	125,395
Inventories	74,672	7,411	12,217	—	94,300
Prepaid expenses and other	2,764	370	898	—	4,032
Income taxes receivable	138	223	—	—	361
Deferred income taxes	12,741	—	(780)	—	11,961

Total current assets	185,754	16,569	39,306	—	241,629
Plant and equipment, net	240,599	17,127	39,419	—	297,145
Goodwill	167,583	13,331	1,323	—	182,237
Intangible assets, net	5,328	11,692	56	—	17,076
Investment in subsidiaries	(28,793)	—	—	28,793	—
Other assets	35,588	—	3,417	—	39,005

Total assets	$606,059	$58,719	$83,521	$28,793	$777,092

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable	$76,515	$5,848	$13,919	$—	$96,282
Accrued liabilities	56,639	3,554	4,645	—	64,838
Current portion of long-term debt	1,994	—	—	—	1,994
Due to (from) affiliates	(133,109)	75,190	57,919	—	—

Total current liabilities	2,039	84,592	76,483	—	163,114
Long-term debt, net of current portion	840,354	—	—	—	840,354
Other liabilities	23,608	—	2,846	—	26,454
Deferred income taxes	24,354	3,938	3,141	—	31,433
Shares subject to mandatory redemption	229,910	—	—	—	229,910

Total liabilities	1,120,265	88,530	82,470	—	1,291,265

Minority interest	—	—	33	—	33
Redeemable stock:
Preferred stock	117	—	—	—	117
Common stock	6,645	—	—	—	6,645

Total redeemable stock	6,762	—	—	—	6,762

Stockholders' (deficit):
Common stock	103,376	14,020	29,302	(43,322)	103,376
Warrants to purchase common stock	39,133	—	—	—	39,133
Retained earnings (deficit)	(650,974)	(45,237)	(22,767)	68,004	(650,974)
Stockholders' notes receivable	(660)	—	—	—	(660)
Accumulated other comprehensive loss	(11,843)	1,406	(5,517)	4,111	(11,843)

Total stockholders' (deficit)	(520,968)	(29,811)	1,018	28,793	(520,968)

Total liabilities and stockholders' (deficit)	$606,059	$58,719	$83,521	$28,793	$777,092

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2004 (In Thousands)

	Pliant Corporation Parent Only	Combined Guarantors	Combined Non-Guarantors	Eliminations	Consolidated Pliant Corporation
Net sales	$796,794	$75,931	$125,335	$(29,380)	$968,680
Cost of sales	671,297	66,431	118,471	(29,380)	826,819

Gross profit	125,497	9,500	6,864	—	141,861
Total operating expenses	76,869	4,026	9,119	—	90,014

Operating income (loss)	48,628	5,474	(2,255)	—	51,847
Interest expense	(140,566)	(646)	(4,466)	—	(145,678)
Equity in earnings of subsidiaries	(30,004)	—	—	30,004	—
Other income (expense), net	8,139	(3,278)	(5,598)	—	(737)

Income (loss) from continuing operations before income taxes	(113,803)	1,550	(12,319)	30,004	(94,568)
Income tax (benefit) expense	119	867	603	—	1,589

Loss from continuing operations	(113,922)	683	(12,922)	30,004	(96,157)
Loss from discontinued operations	—	(17,765)	—	—	(17,765)

Net income (loss)	$(113,922)	$(17,082)	$(12,922)	$30,004	$(113,922)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2004 (In Thousands)

	Pliant Corporation Parent Only	Combined Guarantors	Combined Non-Guarantors	Eliminations	Consolidated Pliant Corporation
Cash flows from continuing operating activities:	$(35,311)	$3,305	$30,562	$—	$(1,444)

Cash flows from continuing investing activities:
Capital expenditures for plant and equipment	(17,086)	(517)	(6,487)	—	(24,090)
Proceeds from sale of assets	6,450	—	—	—	6,450

Net cash used in investing activities	(10,636)	(517)	(6,487)	—	(17,640)

Cash flows from continuing financing activities:
Payment of capitalized fees	(9,864)	—	—	—	(9,864)
Net proceeds from issuance of preferred stock	117	—	—	—	117
Proceeds from issuance of senior discount notes	225,299	—	—	—	225,299
Borrowings/(payments) on long-term debt	(165,922)	—	(24,163)	—	(190,085)

Net cash provided by (used) in continuing financing activities	49,630	—	(24,163)	—	25,467

Cash used in discontinued operations	(3,952)	(892)	—	—	(4,843)

Effect of exchange rate changes on cash and cash equivalents	269	(2,384)	2,848	—	733

Net (decrease)/increase in cash and cash equivalents	—	(488)	2,760	—	2,272
Cash and cash equivalents at beginning of the year	—	1,192	2,116	—	3,308

Cash and cash equivalents at end of the year	$—	$704	$4,876	$—	$5,580

Condensed Consolidating Balance Sheet
As of December 31, 2003 (In Thousands)

	Pliant Corporation Parent Only	Combined Guarantors	Combined Non-Guarantors	Eliminations	Consolidated Pliant Corporation
ASSETS
Current assets:
Cash and cash equivalents	$—	$552	$2,756	$—	$3,308
Receivables	79,685	6,259	21,798	—	107,742
Inventories	63,954	6,155	14,016	—	84,125
Prepaid expenses and other	2,626	406	777	—	3,809
Income taxes receivable	167	525	744	—	1,436
Deferred income taxes	10,934	—	(1,517)	—	9,417
Discontinued current assets	—	15,294	—	—	15,294

Total current assets	157,366	29,191	38,574	—	225,131
Plant and equipment, net	253,601	11,999	49,820	—	315,420
Goodwill	182,162	—	—	—	182,162
Intangible assets, net	19,252	—	—	—	19,252
Investment in subsidiaries	(916)	—	—	916	—
Other assets	36,125	—	4,047	—	40,172
Discontinued noncurrent assets	500	4,149	—	—	4,649

Total assets	$648,090	$45,339	$92,441	$916	$786,786

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable	$66,839	$4,701	$18,260	$—	$89,800
Accrued liabilities	53,714	3,139	6,793	—	63,646
Current portion of long-term debt	1,033	—	—	—	1,033
Due to (from) affiliates	(72,692)	42,738	29,954	—

Total current liabilities	48,894	50,578	55,007	—	154,479
Long-term debt, net of current portion	758,461	—	24,163	—	782,624
Other liabilities	24,952	—	2,541	—	27,493
Deferred income taxes	21,676	2,502	3,614	—	27,792

Total liabilities	853,983	53,080	85,325	—	992,388

Minority interest	—	—	291	—	291
Redeemable stock:
Preferred stock	188,223	—	—	—	188,223
Common stock	13,008	—	—	—	13,008

Total redeemable stock	201,231	—	—	—	201,231

Stockholders' (deficit):
Common stock	103,376	14,020	29,302	(43,322)	103,376
Warrants to purchase common stock	39,133	—	—	—	39,133
Retained earnings (deficit)	(537,052)	(21,750)	(16,250)	38,000	(537,052)
Stockholders' notes receivable	(660)	—	—	—	(660)
Accumulated other comprehensive loss	(11,921)	(11)	(6,227)	6,238	(11,921)

Total stockholders' (deficit)	(407,124)	(7,741)	6,825	916	(407,124)

Total liabilities and stockholders' (deficit)	$648,090	$45,339	$92,441	$916	$786,786

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2003 (In Thousands)

	Pliant Corporation Parent Only	Combined Guarantors	Combined Non-Guarantors	Eliminations	Consolidated Pliant Corporation
Net sales	$729,528	$75,767	$113,839	$(24,655)	$894,479
Cost of sales	609,085	67,677	106,038	(24,655)	758,145

Gross profit	120,443	8,090	7,801	—	136,334
Total operating expenses	94,853	10,907	22,411	—	128,171

Operating income (loss)	25,590	(2,817)	(14,610)	—	8,163
Interest expense	(93,821)	(603)	(1,980)	—	(96,404)
Equity in earnings of subsidiaries	(55,057)	—	—	55,057	—
Other income (expense), net	7,238	(5,214)	(1,552)	—	472

Income (loss) before income taxes	(116,050)	(8,634)	(18,142)	55,057	(87,769)
Income tax (benefit) expense	(1,953)	5,159	1,984	—	5,190

Loss from continuing operations	(114,097)	(13,793)	(20,126)	55,057	(92,959)
Loss from discontinued operations	156	(21,499)	—	—	(21,343)

Net income (loss)	$(113,941)	$(35,292)	$(20,126)	$55,057	$(114,302)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2003 (In Thousands)

	Pliant Corporation Parent Only	Combined Guarantors	Combined Non-Guarantors	Eliminations	Consolidated Pliant Corporation
Cash flows from continuing operating activities:	$(14,405)	$(9,262)	$9,447	$—	$(14,220)

Cash flows from continuing investing activities:
Capital expenditures for plant and equipment	(10,288)	(1,335)	(5,416)	—	(17,039)

Net cash used in continuing investing activities	(10,288)	(1,335)	(5,416)	—	(17,039)

Cash flows from financing activities:
Payment of capitalized fees	(10,801)	—	—	—	(10,801)
Net proceeds from issuance of common and preferred stock	9,532	—	—	—	9,532
Payment/receipt of dividend	2,499	—	(2,499)	—	—
Borrowings/(payments) on long-term debt	47,905	—	(629)	—	47,276

Net cash provided by (used) in continuing financing activities	49,135	—	(3,128)	—	46,007

Cash provided by (used) in discontinued operations	(24,485)	9,724	—	—	(14,761)

Effect of exchange rate changes on cash and cash equivalents	747	1,382	(443)	—	1,686

Net (decrease)/increase in cash and cash equivalents	704	509	460	—	1,673
Cash and cash equivalents at beginning of the year	(184)	163	1,656	—	1,635

Cash and cash equivalents at end of the year	$520	$672	$2,116	$—	$3,308

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2002 (In Thousands)

	Pliant Corporation Parent Only	Combined Guarantors	Combined Non-Guarantors	Eliminations	Consolidated Pliant Corporation
Net sales	$695,002	$75,153	$107,373	$(26,620)	$850,908
Cost of sales	567,702	63,173	89,421	(26,620)	693,676

Gross profit	127,300	11,980	17,952	—	157,232
Total operating expenses	103,830	1,722	20,660	—	126,212

Operating income	23,470	10,258	(2,708)	—	31,020
Interest expense	(73,035)	(535)	(1,694)	—	(75,264)
Equity in earnings of subsidiaries	(5,159)	—	—	5,159	—
Other income (expense), net	8,277	(5,418)	(581)	—	2,278

Income (loss) from continuing operations before income taxes	(46,447)	4,305	(4,983)	5,159	(41,966)
Income tax (benefit) expense	(5,054)	770	2,822	—	(1,462)

Income (loss) from continuing operations	(41,393)	3,535	(7,805)	5,159	(40,504)
Loss from discontinued operations	(2,037)	(889)	—	—	(2,926)

Net income (loss)	$(43,430)	$2,646	$(7,805)	$5,159	$(43,430)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2002 (In Thousands)

	Pliant Corporation Parent Only	Combined Guarantors	Combined Non-Guarantors	Eliminations	Consolidated Pliant Corporation
Cash flows from continuing operating activities:	$25,813	$3,761	$22,845	$—	$52,419

Cash flows from continuing investing activities:
Capital expenditures for plant and equipment	(35,181)	(5,649)	(8,321)	—	(49,151)
Acquisition, net of cash acquired	(8,794)	(14,370)	—	—	(23,164)
Asset transfer	(9,116)	9,762	(646)	—	—
Proceeds from sale of assets	15,033	3,589	(1,500)	—	17,122

Net cash used in continuing investing activities	(38,058)	(6,668)	(10,467)	—	(55,193)

Cash flows from financing activities:
Payment of capitalized fees	(7,439)	—	—	—	(7,439)
Net proceeds from issuance of common and preferred stock	(3,227)	—	—	—	(3,227)
Borrowings/(payments) on long-term debt	31,266	—	(8,208)	—	23,058

Net cash provided by (used in) continuing financing activities	20,600	—	(8,208)	—	12,392

Cash used in discontinued operations	(15,811)	6,946	—	—	(8,865)

Effect of exchange rate changes on cash and cash equivalents	7,272	(5,149)	(6,059)	—	(3,936)

Net (decrease)/increase in cash and cash equivalents	(184)	(1,110)	(1,889)	—	(3,183)
Cash and cash equivalents at beginning of the year	—	1,934	2,884	—	4,818

Cash and cash equivalents at end of the year	$(184)	$824	$995	$—	$1,635

20.  OTHER INCOME/EXPENSE

        Other expense for the year ended December 31, 2004 includes $1.3 million loss on the sale of real property, $0.1 million currency gain, and $0.5 million other less significant items. Other income for the year ended December 31, 2003 includes $1.4 million loss on disposal of real property, $0.2 million currency gain, $0.1 million royalty income, $0.2 million rental income, and $1.4 million other less significant items. Other income for the year ended December 31, 2002 includes a cash settlement with a customer of $0.7 million and $1.6 of other less significant items.

21.  SELECTED QUARTERLY INFORMATION—UNAUDITED

        Selected quarterly financial information for the years ended December 31, 2004 and 2003 are as follows (in thousands):

	Quarter Ended
	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
Net sales previously reported	$253,536	$243,160	$242,696	$244,167
Net sales discontinued operations	—	—	(7,511)	(7,368)
Net sales restated	253,536	243,160	235,185	236,799
Gross profit previously reported	29,982	36,219	35,551	36,792
Gross profit discontinued operations	—	—	1,776	1,541
Gross profit restated	29,982	36,219	37,327	38,333
Net income/(loss)	(29,638)	(32,156)	(21,369)	(30,759)
	Quarter Ended
	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
Net sales previously reported	$223,604	$238,718	$226,573	$240,511
Net sales discontinued operations	(6,266)	(11,129)	(8,743)	(8,789)
Net sales restated	217,338	227,589	217,830	231,722
Gross profit previously reported	22,472	34,387	36,241	42,797
GE Lease Reclass from SG&A	(1,002)	(1,002)	(1,094)	(936)
Gross profit discontinued operations	2,828	3,534	(1,017)	(874)
Gross profit restated	24,298	36,919	34,130	40,987
Net income/(loss)	(67,957)	(20,101)	(18,901)	(7,343)

        Substantially all the assets of Pliant Solutions, previously reported as a separate operating segment, were sold in the third quarter of 2004 and its operating results reported as discontinued operations. The net loss for the quarter ended December 31, 2003 reflects the impairment of Goodwill and Intangible assets discussed in Note 5, the impairment of fixed assets discussed in Note 4, and the provision for litigation discussed in Note 12. The quarter ended December 31, 2004 includes $4.5 million expense for an error related to accrued vacation not previously recorded. The amount does not affect historical or future cash flows and its effect on operations and financial position is immaterial.

22.  SUBSEQUENT EVENT—ALLIANT JOINT VENTURE

        On January 5, 2005, we terminated our joint venture with Supreme Plastics Group PLC by purchasing all of the equity interests in the joint venture Supreme Plastics Group PLC owned for $400,000. As of January 5, 2005, Alliant Company LLC became a wholly-owned subsidiary of the Company. On January 5, 2005, Pliant Corporation signed a nonbinding letter of intent to sell the intellectual property, working capital, and equipment assets used in the Alliant operation to an independent third party for a purchase price of $6.3 million, subject to certain adjustments. Although a purchase agreement is being negotiated, there is no assurance if or when this sale will be completed. Any such sale will require the consent of or waivers by the Company's lenders, who may require that the proceeds of that sale be used to repay indebtedness.

PLIANT CORPORATION AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2004, 2003 and 2002
(In Thousands)

Description	Balance at Beginning of Year	Additions Charged to Profit & Loss	Write-offs	Foreign Currency impact	Balance at End of Year
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
2004	$4,736	$1,600	$(1,878)	$31	$4,489
2003	$4,627	$1,667	$(1,700)	$142	$4,736
2002	$2,438	$2,635	$(549)	$103	$4,627
	Balance at Beginning of Year	Additions Charged To Continuing Operations	Additions Charged To Discontinued Operations	Balance at End of Year
INCOME TAX VALUATION ALLOWANCE
2004	39,693	15,074	6,927	61,694
2003	10,775	20,594	8,324	39,693
2002	1,868	7,766	1,141	10,775

S-1

INDEX TO EXHIBITS

Exhibit Number
2.1	Recapitalization Agreement, dated as of March 31, 2000 (the "Recapitalization Agreement"), among Pliant Corporation, Chase Domestic Investments, L.L.C., Richard P. Durham as Representative, and the shareholders of Pliant Corporation signatory thereto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Pliant Corporation on April 12, 2000).
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
3.4
Articles of Amendment of Third Amended and Restated Articles of Incorporation of Pliant Corporation (incorporated by reference to Exhibit 3.4 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 28, 2003).
3.5
Articles of Amendment of Third Amended and Restated Articles of Incorporation of Pliant Corporation (incorporated by reference to Exhibit 3.5 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 28, 2003).
3.6	Fourth Amended and Restated Articles of Incorporation of Pliant Corporation (incorporated by reference to Exhibit 3.1 to Pliant Corporation's Current Report on Form 8-K filed on September 30, 2004).
3.7
Second Amended and Restated Bylaws of Pliant Corporation (incorporated by reference to Exhibit 3.6 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 28, 2003).
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
4.6
Indenture, dated as of May 30, 2003, among Pliant Corporation, the Note Guarantors party thereto and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.6 to Pliant Corporation's Registration Statement on Form S-1 (File No. 333-106432)).
4.7
Form of Senior Secured Note (incorporated by reference to Exhibit B to Exhibit 4.6) (incorporated by reference to Exhibit 4.6 to Pliant Corporation's Registration Statement on Form S-1 (File No. 333-106432)).
4.8
Form of Indenture, dated as of February 17, 2004, among Pliant Corporation, the Note Guarantors party thereto and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.8 to Pliant Corporation's Annual Report on Form 10-K filed on March 26, 2004).
4.9	Form of Senior Secured Discount Note (incorporated by reference to (incorporated by reference to Exhibit B to Exhibit 4.8 to Pliant Corporation's Annual Report on Form 10-K filed on March 26, 2004).
4.10
Second Priority Security Agreement, dated as of May 30, 2003, among Pliant Corporation, the subsidiary guarantors party thereto and Wilmington Trust Company, as Collateral Agent (incorporated by reference to Exhibit 4.8 to Pliant Corporation's Registration Statement on Form S-1 (File No. 333-106432)).
4.11
Form of Security Agreement dated as of February 17, 2004, among Pliant Corporation, the subsidiary guarantors party thereto and Wilmington Trust Company, as Collateral Agent (incorporated by reference to Exhibit 4.11 to Pliant Corporation's Annual Report on Form 10-K filed on March 26, 2004).
4.12
Form of Canadian Security Agreement, dated as of February 17, 2004, among Uniplast Industries Co., the guarantors party thereto, and Wilmington Trust Company, as Collateral Agent (incorporated by reference to Exhibit 4.12 to Pliant Corporation's Annual Report on Form 10-K filed on March 26, 2004).
4.13
Second Priority Pledge Agreement, dated as of May 30, 2003, among Pliant Corporation, the subsidiary guarantors party thereto and Wilmington Trust Company, as Collateral Agent (incorporated by reference to Exhibit 4.9 to Pliant Corporation's Registration Statement on Form S-1 (File No. 333-106432)).
4.14
Form of Pledge Agreement dated as of February 17, 2004, among Pliant Corporation, the subsidiary pledgors party thereto and Wilmington Trust Company, as Collateral Agent (incorporated by reference to Exhibit 4.14 to Pliant Corporation's Annual Report on Form 10-K filed on March 26, 2004).
4.15
Form of Canadian Pledge Agreement, dated as of February 17, 2004, among Uniplast Industries Co., the pledgors party thereto, and Wilmington Trust Company, as Collateral Agent (incorporated by reference to Exhibit 4.15 to Pliant Corporation's Annual Report on Form 10-K filed on March 26, 2004).
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

4.18
Exchange and Registration Rights Agreement, dated as of May 30, 2003, among Pliant Corporation, the Note Guarantors party thereto, and J.P. Morgan Securities Inc., Deutsche Bank Securities, Inc. and Credit Suisse First Boston LLC, as Initial Purchasers (incorporated by reference to Exhibit 4.12 to Pliant Corporation's Registration Statement on Form S-1 (File No. 333-106432)).
4.19
Form of Exchange and Registration Rights Agreement, dated as of February 17, 2004, among Pliant Corporation, the Note Guarantors party thereto, and J.P. Morgan Securities Inc., Credit Suisse First Boston LLC and Deutsche Bank Securities Inc., as Initial Purchasers (incorporated by reference to Exhibit 4.19 to Pliant Corporation's Annual Report on Form 10-K filed on March 26, 2004).
4.20	Fourth Amended and Restated Articles of Incorporation of Pliant Corporation (incorporated by reference to Exhibit 3.1 to Pliant Corporation's Current Report on Form 8-K filed on September 30, 2004).
10.1
Note Warrant Agreement, dated as of May 31, 2000, among Pliant Corporation and The Bank of New York, as Warrant Agent, relating to the 220,000 Note Warrants (incorporated by reference to Exhibit 10.1 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).
10.2
Stockholders' Agreement, dated as of May 31, 2000, among Pliant Corporation, Chase Domestic Investments, L.L.C. and each of the stockholders and warrant holders listed on the signature pages thereto (incorporated by reference to Exhibit 10.2 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).
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
10.5
Amendment No. 3, dated as of March 25, 2003, to the Stockholder's Agreement, dated as of May 31, 2000, among Pliant Corporation, Chase Domestic Investments, L.L.C. and each of the stockholders and warrantholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.5 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 28, 2003).
10.6
Amendment No. 4, dated as of June 5, 2003, to the Stockholder's Agreement, dated as of May 31, 2000, among Pliant Corporation, Chase Domestic Investments, L.L.C. and each of the stockholders and warrantholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.6 to Pliant Corporation's Registration Statement on Form S-1 (File No. 333-106432)).
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
10.9
Amendment No. 2, dated as of March 25, 2003, to the Registration Rights Agreement, dated as of May 31, 2000, among Pliant Corporation, Chase Domestic Investments, L.L.C. and each of the stockholders and warrantholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.8 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 28, 2003).
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
10.14
Amendment No. 2, dated as of March 25, 2003, to the Warrant Agreement dated as of May 31, 2000 among Pliant Corporation and the initial warrantholders listed in Schedule I thereto (incorporated by reference to Exhibit 10.13 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 28, 2003).
10.15
Securities Purchase Agreement, dated as of July 16, 2001, among Pliant Corporation and the purchasers of Pliant Corporation's preferred stock listed on the schedules thereto (incorporated by reference to Exhibit 10.10 to Pliant Corporation's Registration Statement on Form S-1 (File No. 333-65754)).
10.16
Securities Purchase Agreement, dated as of March 25, 2003, among Pliant Corporation and the Purchasers named therein (incorporated by reference to Exhibit 10.15 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 28, 2003).
10.17
Securities Purchase Agreement, dated as of March 25, 2003, between Pliant Corporation and J.P. Morgan Partners (BHCA), L.P. (incorporated by reference to Exhibit 10.16 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 28, 2003).
10.18
Form of Purchase Agreement, dated as of February 6, 2004, among Pliant Corporation, J.P. Morgan Securities Inc., Credit Suisse First Boston LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 10.18 to Pliant Corporation's Annual Report on Form 10-K filed on March 26, 2004).

10.19
Form of Credit Agreement, dated as of February 17, 2004, among Pliant Corporation, Uniplast Industries Co., the subsidiary borrowers party thereto, the various lenders party thereto, Credit Suisse First Boston, as Administrative Agent and Documentation Agent, Deutsche Bank Trust Company Americas, as Collateral Agent, General Electric Capital Corporation, as Co-Collateral Agent, and JPMorgan Chase Bank, as Syndication Agent (incorporated by reference to Exhibit 10.19 to Pliant Corporation's Annual Report on Form 10-K filed on March 26, 2004).
10.20
Form of Consent and Amendment, dated as of March 8, 2004, to the Credit Agreement dated as of February 17, 2004, among Pliant Corporation, Uniplast Industries Co., the subsidiary borrowers party to the Credit Agreement, the financial institutions party to the Credit Agreement as Lenders, Credit Suisse First Boston, as Administrative Agent and Documentation Agent, Deutsche Bank Trust Company Americas, as Collateral Agent, General Electric Capital Corporation, as Co-Collateral Agent, and JPMorgan Chase Bank, as Syndication Agent (incorporated by reference to Exhibit 10.20 to Pliant Corporation's Annual Report on Form 10-K filed on March 26, 2004).
10.21
Form of Amended and Restated Intercreditor Agreement, dated as of February 17, 2004, among Deutsche Bank Trust Company Americas, as Credit Agent, Wilmington Trust Company, as Second Priority Noteholder Agent and as 2004 Noteholder Agent, and Pliant Corporation (incorporated by reference to Exhibit 10.21 to Pliant Corporation's Annual Report on Form 10-K filed on March 26, 2004).
10.22
Form of Guarantee Agreement, dated as of February 17, 2004, among Pliant Corporation, Uniplast Industries Co., the subsidiaries guarantors party thereto and Credit Suisse First Boston, as Administrative Agent (incorporated by reference to Exhibit 10.22 to Pliant Corporation's Annual Report on Form 10-K filed on March 26, 2004).
10.23
Form of Domestic Security Agreement, dated as of February 17, 2004, among Pliant Corporation, the subsidiary guarantors party thereto and Deutsche Bank Trust Company Americas, as Collateral Agent (incorporated by reference to Exhibit 10.23 to Pliant Corporation's Annual Report on Form 10-K filed on March 26, 2004).
10.24
Form of Canadian Security Agreement, dated as of February 17, 2004, among Uniplast Industries Co., the guarantors party thereto, and Deutsche Bank Trust Company Americas, as Collateral Agent (incorporated by reference to Exhibit 10.24 to Pliant Corporation's Annual Report on Form 10-K filed on March 26, 2004).
10.25
Form of Domestic Pledge Agreement, dated as of February 17, 2004, among Pliant Corporation, the subsidiary pledgors party thereto and Deutsche Bank Trust Company Americas, as Collateral Agent (incorporated by reference to Exhibit 10.25 to Pliant Corporation's Annual Report on Form 10-K filed on March 26, 2004).
10.26
Form of Canadian Pledge Agreement, dated as of February 17, 2004, among Uniplast Industries Co., the pledgors party thereto, and Deutsche Bank Trust Company Americas, as Collateral Agent (incorporated by reference to Exhibit 10.26 to Pliant Corporation's Annual Report on Form 10-K filed on March 26, 2004).
10.27
Form of Indemnity, Subrogation and Contribution Agreement, dated as of February 17, 2004, among Pliant Corporation, Uniplast Industries Co., the subsidiary guarantors party thereto and Credit Suisse First Boston, as Administrative Agent (incorporated by reference to Exhibit 10.27 to Pliant Corporation's Annual Report on Form 10-K filed on March 26, 2004).
10.28
Employment Agreement, dated as of May 31, 2000, between Pliant Corporation and Richard P. Durham (incorporated by reference to Exhibit 10.12 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008) ).

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
10.31
Employment Agreement, dated as of May 31, 2000, between Pliant Corporation and Jack E. Knott (incorporated by reference to Exhibit 10.13 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008) ).
10.32
Employment Agreement, dated as of May 31, 2000, between Pliant Corporation and Scott K. Sorensen (incorporated by reference to Exhibit 10.14 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008) ).
10.33
Letter Agreement, dated as of December 27, 2000, terminating the Employment Agreement, dated as of May 31, 2000, between Pliant Corporation and Scott K. Sorensen (incorporated by reference to Exhibit 10.17 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 filed on April 2, 2001).
10.34
Employment Agreement, dated as of May 31, 2000, between Pliant Corporation and Ronald G. Moffitt (incorporated by reference to Exhibit 10.15 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008) ).
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
10.37
Restricted Stock Agreement, dated as of May 31, 2000, between Pliant Corporation and Richard P. Durham (incorporated by reference to Exhibit 10.16 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008) ).
10.38
Restricted Stock Agreement, dated as of May 31, 2000, between Pliant Corporation and Jack E. Knott (incorporated by reference to Exhibit 10.17 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008) ).
10.39
Restricted Stock Agreement, dated as of May 31, 2000, between Pliant Corporation and Scott K. Sorensen (incorporated by reference to Exhibit 10.18 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008) ).
10.40
Stock Redemption Agreement, dated as of December 27, 2000, between Pliant Corporation and Scott K. Sorensen (incorporated by reference to Exhibit 10.23 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 filed on April 2, 2001).
10.41
Restricted Stock Agreement, dated as of May 31, 2000, between Pliant Corporation and Ronald G. Moffitt (incorporated by reference to Exhibit 10.19 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008) ).
10.42
Stock Redemption Agreement, dated as of February 1, 2001, between Pliant Corporation and Ronald G. Moffitt (incorporated by reference to Exhibit 10.25 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 filed on April 2, 2001).

10.43
Pledge Agreement, dated as of May 31, 2000, in favor of Pliant Corporation made by Richard P. Durham (incorporated by reference to Exhibit 10.20 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008) ).
10.44
Amendment No. 1, dated as of March 1, 2001, to the Pledge Agreement dated as of May 31, 2000, among Pliant Corporation and Richard P. Durham (incorporated by reference to Exhibit 10.35 to Post-Effective Amendment No. 2 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).
10.45
Pledge Agreement, dated as of May 31, 2000, in favor of Pliant Corporation made by Jack E. Knott (incorporated by reference to Exhibit 10.21 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008) ).
10.46
Amendment No. 1, dated as of April 1, 2001, to the Pledge Agreement dated as of May 31, 2000, among Pliant Corporation and Jack E. Knott (incorporated by reference to Exhibit 10.36 to Post-Effective Amendment No. 2 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).
10.47
Pledge Agreement, dated as of May 31, 2000, in favor of Pliant Corporation made by Scott K. Sorensen (incorporated by reference to Exhibit 10.22 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008) ).
10.48
Pledge Agreement, dated as of May 31, 2000, in favor of Pliant Corporation made by Ronald G. Moffitt (incorporated by reference to Exhibit 10.23 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008) ).
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
10.51
Pliant Corporation 2000 Stock Incentive Plan (as amended and restated through April 17, 2002) (incorporated by reference to Exhibit 10.54 to Pliant Corporation's Annual report on Form 10-K for the year ended December 31, 2002 filed on March 28, 2003).
10.52
Second Amended and Restated Stock Option Agreement, dated as of May 31, 2000 between Pliant Corporation and Jack E. Knott (incorporated by reference to Exhibit 10.27 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-42008)).
10.53	Pliant Corporation Management Incentive Plan (2000) (incorporated by reference to Exhibit 10.2 to Pliant Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).
10.54	Pliant Corporation Management Incentive Plan (2001) (incorporated by reference to Exhibit 10.48 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2001).
10.55	Pliant Corporation Management Incentive Plan (2002) (incorporated by reference to Exhibit 10.49 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2001).
10.56	Pliant Corporation Management Incentive Plan (2003) (incorporated by reference to Exhibit 10.56 to Pliant Corporation's Annual Report on Form 10-K filed on March 26, 2004).
10.57	Pliant Corporation 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Pliant Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.58
Consulting Agreement dated as of August 24, 2003, between Pliant corporation and Edward A. Lapekas (incorporated by reference to Exhibit 10.63 to Post-Effective Amendment No. 1 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-107843).
10.59
Separation Agreement, dated as of September 8, 2003, between Pliant Corporation and Jack E. Knott (incorporated by reference to Exhibit 10.64 to Post-Effective Amendment No. 1 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-107843).
10.60
Separation Agreement, dated as of September 8, 2003, between Pliant Corporation and Elise H. Scroggs (incorporated by reference to Exhibit 10.65 to Post-Effective Amendment No. 1 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-107843).
10.61*	Employment Agreement, dated January 1, 2004, between Pliant Corporation and Harold Bevis
10.62*	Release Agreement, dated December 31, 2004, between Pliant Corporation and Brian Johnson
10.63*	Letter Agreement, dated January 26, 2005, between Pliant Corporation and James Ide
10.64*	Severance and Release Agreement, dated as of March 18, 2005, between Pliant Corporation and Lori Roberts
10.65*	Pliant Corporation 2004 Management Incentive Compensation Plan
10.66*	Pliant Corporation 2004 MIP Long Term Incentive Plan
10.67	Pliant Corporation 2004 Restricted Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Pliant Corporation's Current Report on Form 8-K filed on September 30, 2004).
10.68*	Pliant Corporation 2004 Restricted Stock Incentive Plan Form of Restricted Stock Agreement
10.69*	Fourth Amendment to the Pliant Corporation Defined Benefit Pension Plan
10.70*	Buy Out Agreement, dated January 5, 2005, among Pliant Corporation, Pliant Investment, Inc. and Supreme Plastics Group PLC
10.71*	Assignment of Limited Liability Company Interests, dated January 5, 2005, between Pliant Investment, Inc. and Supreme Plastics Group PLC
10.72
Agreement for Purchase and Sale of Assets, dated July 12, 2004, among Pliant Corporation, Pliant Solutions Corporation and Kittrich Corporation (incorporated by reference to Exhibit 10.1 to Pliant Corporation's Current Report on Form 8-K filed on October 6, 2004).
10.73	Form of Amendment to Credit Agreement (incorporated by reference to Exhibit 10.61 to Pliant Corporation's Current Report on Form 8-K filed on December 23, 2004).
21.1*	Subsidiaries of Pliant Corporation.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed with this report.

QuickLinks

PART I
PART II
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
Aggregated option exercises in last fiscal year and FY-end option values
Long-Term Incentive Plans—Awards in 2004
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
PLIANT CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS As of December 31, 2004 and 2003 (Dollars in Thousands, Except per Share Data)
PLIANT CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS For the Years Ended December 31, 2004, 2003 and 2002 (Dollars in Thousands)
PLIANT CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) For the Years Ended December 31, 2004, 2003 and 2002 (In Thousands)
PLIANT CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) For the Years Ended December 31, 2004, 2003 and 2002 (In Thousands)
PLIANT CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2004, 2003 and 2002 (Dollars in Thousands)
PLIANT CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS