Form 10-Q
period 2005-03-31
PLIANT CORP
filed 2005-05-11
CIK 1049442

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On May 9, 2005, there were 571,711 outstanding shares of the registrant's Common Stock.

================================================================================

                       PLIANT CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS

        CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31,                3
           2005 AND DECEMBER 31, 2004

        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR                  4
           THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR                  5
           THE THREE MONTHS  ENDED MARCH 31, 2005 AND 2004

        CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS'                    6
           DEFICIT FOR THE THREE MONTHS ENDED MARCH 31, 2005

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                 7

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF                         23
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK      31

    ITEM 4. CONTROLS AND PROCEDURES                                         31

PART II. OTHER INFORMATION                                                  32

    ITEM 1. LEGAL PROCEEDINGS                                               32

    ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, AND USE OF PROCEEDS    32

    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                32

    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             32

    ITEM 5. OTHER INFORMATION                                               32

    ITEM 6. EXHIBITS                                                        32

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PLIANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2005 (UNAUDITED) AND DECEMBER 31, 2004 (DOLLARS IN THOUSANDS)


                                                                                        MARCH 31, 2005       DECEMBER 31, 2004
                                                                                      -------------------  ----------------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                        $            4,080   $               5,580
     Receivables, net of allowances of $4,476 and $4,489 respectively                            133,534                 125,395
     Inventories (Note 2)                                                                        102,741                  94,300
     Prepaid expenses and other                                                                    3,962                   4,032
     Income taxes receivable, net                                                                    558                     361
     Deferred income taxes                                                                        10,283                  11,961
                                                                                      -------------------  ----------------------
          Total current assets                                                                   255,158                 241,629
PLANT AND EQUIPMENT, net                                                                         294,238                 297,145
GOODWILL                                                                                         182,226                 182,237
INTANGIBLE ASSETS, net                                                                            16,420                  17,076
OTHER ASSETS                                                                                      37,935                  39,005
                                                                                      -------------------  ----------------------
TOTAL ASSETS                                                                          $          785,977   $             777,092
                                                                                      ===================  ======================
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
     Trade accounts payable                                                           $          101,051   $              96,282
     Accrued liabilities:
        Interest payable                                                                          17,212                  12,985
        Customer rebates                                                                           6,364                   8,391
        Other                                                                                     40,429                  43,462
     Current portion of long-term debt                                                             1,300                   1,994
                                                                                      -------------------  ----------------------
          Total current liabilities                                                              166,356                 163,114
LONG-TERM DEBT, net of current portion                                                           864,462                 840,354
OTHER LIABILITIES                                                                                 28,655                  26,454
DEFERRED INCOME TAXES                                                                             29,524                  31,433
SHARES SUBJECT TO MANDATORY REDEMPTION (Note 11)                                                 239,217                 229,910
                                                                                      -------------------  ----------------------
          Total Liabilities                                                                    1,328,214               1,291,265
                                                                                      -------------------  ----------------------
MINORITY INTEREST                                                                                     --                      33
REDEEMABLE PREFERRED STOCK
    Series B - 720 shares authorized, no par value, 672 and 720 shares outstanding as
    of  March 31, 2005 and December 31, 2004, respectively                                           109                     117
                                                                                      -------------------  ----------------------
REDEEMABLE COMMON STOCK - no par value; 60,000 shares authorized; 10,873 shares outstanding as of March 31, 2005 and December 31, 2004, respectively, net of related stockholders' notes receivable of  $1,827 at March 31, 2005 and  December
   31, 2004, respectively                                                                          6,645                   6,645
                                                                                      -------------------  ----------------------
STOCKHOLDERS' DEFICIT:
     Common stock - no par value; 10,000,000 shares authorized, 542,638  shares
        outstanding at March 31, 2005 and December 31, 2004                                      103,376                 103,376
     Warrants to purchase common stock                                                            39,133                  39,133
     Accumulated deficit                                                                        (676,402)               (650,974)
     Stockholders' notes receivable                                                                 (660)                   (660)
     Accumulated other comprehensive loss                                                        (14,438)                (11,843)
                                                                                      -------------------  ----------------------
          Total stockholders' deficit                                                           (548,991)               (520,968)
                                                                                      -------------------  ----------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                           $          785,977   $             777,092
                                                                                      ===================  ======================
See notes to condensed consolidated financial statements.


PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (IN THOUSANDS) (UNAUDITED)


                                                                                                  THREE MONTHS ENDED
                                                                                                       MARCH 31,
                                                                                            --------------------------------
                                                                                                 2005             2004

NET SALES                                                                                   $       262,888  $      236,799

COST OF SALES                                                                                       228,938         198,466
                                                                                            ---------------- ---------------
     Gross profit                                                                                    33,950          38,333

OPERATING EXPENSES:
     Sales, General and Administrative                                                               20,115          19,903
     Research and Development                                                                         2,010           1,832
     Restructuring and Other Costs (Note 3)                                                             132              --
                                                                                            ---------------- ---------------

          Total operating expenses                                                                   22,257          21,735
                                                                                            ---------------- ---------------

OPERATING INCOME                                                                                     11,693          16,598

INTEREST EXPENSE-Current and Long-term debt (Note 5, 9)                                             (26,384)        (34,594)

INTEREST EXPENSE-Dividends and accretion on Redeemable Preferred Stock (Note 11)                     (9,306)         (8,367)
OTHER INCOME(EXPENSE) - Net                                                                            (206)           (138)
                                                                                            ---------------- ---------------


LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                                                 (24,203)        (26,501)

INCOME TAX EXPENSE                                                                                      887           1,652
                                                                                            ---------------- ---------------

LOSS FROM CONTINUING OPERATIONS                                                                     (25,090)        (28,153)
                                                                                            ---------------- ---------------

LOSS FROM DISCONTINUED OPERATIONS                                                                      (338)         (2,606)
                                                                                            ---------------- ---------------

NET LOSS                                                                                    $       (25,428) $      (30,759)
                                                                                            ================ ===============

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (IN THOUSANDS) (UNAUDITED)


                                                                                                   2005               2004
                                                                                              ----------------  -----------------
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
   Net  loss                                                                                  $       (25,428)  $        (30,759)
   Adjustments to reconcile net loss to net cash (used in)/ provided by continuing operating activities:
        Depreciation and amortization                                                                  10,134             11,035
        Amortization of deferred financing costs and accretion of debt discount                         8,052             12,227
        Deferred dividends and accretion on preferred shares                                            9,306              8,367
        Deferred income taxes                                                                            (209)               715
        Loss from discontinued operations                                                                 338              2,606
        Gain or loss on disposal of assets                                                                 91                 48
        Changes in assets and liabilities:
          Receivables                                                                                  (7,614)           (11,250)
          Inventories                                                                                  (8,366)             3,470
          Prepaid expenses and other                                                                       60                695
          Income taxes payable/receivable                                                                (488)               767
          Other assets                                                                                    226                (32)
          Trade accounts payable                                                                        4,873               (868)
          Accrued liabilities                                                                            (452)             3,160
          Other liabilities                                                                             2,136                243
          Other                                                                                           (33)               (59)
                                                                                              ----------------  -----------------
             Net cash (used in) / provided by continuing operating activities                          (7,374)               365
                                                                                              ----------------  -----------------

CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES:
   Proceeds from sale of  assets                                                                          378                  --
   Capital expenditures for plant and equipment                                                        (8,954)            (3,047)
                                                                                              ----------------  -----------------

             Net cash used in continuing investing activities                                          (8,576)            (3,047)
                                                                                              ----------------  -----------------

CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES:
   Repurchase of preferred stock                                                                           (5)                --
   Net proceeds from issuance of senior secured discount notes                                              --           225,299
   Payment of financing fees                                                                             (107)            (8,664)
   Repayments of term debt and revolver                                                                     --          (219,575)
   Repayment of capital leases and other, net                                                          (1,080)              (470)
   Proceeds from revolving debt - net                                                                  17,400              8,300
                                                                                              ----------------  -----------------

             Net cash provided by/(used in) continuing financing activities                            16,208              4,890
                                                                                              ----------------  -----------------

CASH USED IN DISCONTINUED OPERATIONS                                                                     (195)            (1,636)
                                                                                              ----------------  -----------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                           (1,563)              (534)
                                                                                              ----------------  -----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                   (1,500)                38

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD                                                      5,580              3,308
                                                                                              ----------------  -----------------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD                                                  $         4,080   $          3,346
                                                                                              ================  =================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid (received) during the period for:
        Interest                                                                              $        14,150   $         20,854
        Income taxes                                                                                    1,179                819
   Other non-cash disclosure:
        Preferred Stock dividends accrued but not paid                                        $         8,770   $          7,922


See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2005   (IN THOUSANDS) (UNAUDITED)


                                                                                                     ACCUMULATED
                        COMMON STOCK          WARRANTS                             STOCKHOLDERS'        OTHER
                     --------------------    TO PURCHASE        ACCUMULATED            NOTES        COMPREHENSIVE
                      SHARES    AMOUNT      COMMON STOCK          DEFICIT           RECEIVABLE           LOSS          TOTAL
                     --------- ---------- ------------------ ------------------- ------------------ --------------- -------------

BALANCE, DECEMBER 31,
   2004                   543  $ 103,376  $          39,133  $         (650,974) $            (660) $      (11,843) $   (520,968)

Net loss                                                                (25,428)                                         (25,428)

Foreign currency
   translation
   adjustment                                                                                               (2,595)       (2,595)
                     --------- ---------- ------------------ ------------------- ------------------ --------------- -------------

BALANCE, MARCH 31,
   2005                   543  $ 103,376  $          39,133  $         (676,402) $            (660) $      (14,438) $   (548,991)
                     ========= ========== ================== =================== ================== =============== =============


See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared, without audit, in accordance with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. The information reflects all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows of Pliant Corporation and its subsidiaries ("Pliant," the "Company" or "we") as of the dates and for the periods presented. Results of operations for the period ended March 31, 2005 are not necessarily indicative of results of operations to be expected for the full fiscal year.

     Certain information in footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2004 and the Company's Registration Statement on Form S-4, as amended (File No 333-114608) filed on April 20, 2004. Certain reclassifications have been made to the condensed consolidated financial statements for the periods ended March 31, 2004 for comparative purposes.

2.   INVENTORIES

     Inventories are valued at the lower of cost (using the first-in, first-out method) or market value. Inventories as of March 31, 2005 and December 31, 2004 consisted of the following (in thousands):

                                      MARCH 31, 2005       DECEMBER 31, 2004
                                    --------------------  ---------------------

           Finished goods           $            55,530   $             47,259
           Raw materials                         36,377                 37,595
           Work-in-process                       10,834                  9,446
                                    --------------------  ---------------------

           Total                    $           102,741   $             94,300
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

     The following table summarizes restructuring and other costs for the three months ended March 31 (in thousands):

                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                     --------------------------
                                                         2005         2004
                                                     --------------------------
           PLANT CLOSING COSTS:
              Severance                              $         67 $          --
              Other plant closure costs                        65            --
                                                     --------------------------
           TOTAL RESTRUCTURING AND OTHER COSTS       $        132 $          --
                                                     ==========================

     The following table summarizes the roll-forward of the reserve from December 31, 2004 to March 31, 2005:


                                                ACCRUALS FOR THE THREE MONTHS ENDED
                                                          MARCH 31, 2005
                                              --------------------------------------
                              12/31/2004                               OTHER                          3/31/2005
                         --------------------                          PLANT          PAYMENTS  ---------------------
                         # EMPLOYEES  ACCRUAL  ADDITIONAL             CLOSURE            /      # EMPLOYEES  ACCRUAL
                         TERMINATED   BALANCE  EMPLOYEES   SEVERANCE   COSTS   TOTAL  CHARGES   TERMINATED   BALANCE
                         -----------  -------  ---------  ----------  -------  -----  --------  -----------  --------

PLANT CLOSING COSTS:

Merced                           54   $ 1,000         --         --       --   $  --  $    --         54     $  1,000
Shelbyville                       8     1,087         --         --       --      --     (130)         8          957
Leases                           --     1,614         --         --       --      --     (167)        --        1,447
Rhode Island                     49        14         --         67       65     132     (125)        49           21
                         -----------  -------  ---------  ----------  -------  -----  --------  -----------  --------
                                111   $ 3,715         --         67       65   $ 132  $  (422)       111     $  3,425
                         -----------  -------  ---------  ----------  -------  -----  --------  -----------  --------

OFFICE CLOSING AND
   WORKFORCE REDUCTION
   COSTS:
Leases                           --   $   610         --         --       --   $  --  $    (84)       --     $    526
Severance                       114        84         --         --       --      --        --       114           84
Singapore                        --       127         --         --       --      --                  --          127
                         -----------  -------  ---------  ----------  -------  -----  --------  -----------  --------
                                114   $   821         --         --       --   $  --  $    (84)      114          737
                         -----------  -------  ---------  ----------  -------  -----  --------  -----------  --------

TOTAL PLANT & OFFICE
CLOSING                         225   $ 4,536         --         67       65   $ 132  $   (506)      225     $  4,162
FIXED ASSET IMPAIRMENTS
RELATED TO PLANT CLOSING                                                       $  --        --        --     $     --
                         -----------  -------  ---------  ----------  -------  -----  --------  -----------  --------
        TOTAL                   225   $ 4,536         --         67       65   $ 132  $   (506)      225     $  4,162
                         ===========  =======  =========  ==========  =======  =====  ========  ===========  ========


     PLANT CLOSING COSTS

     2005 - During  the first  quarter  of 2005,  we  incurred  $0.1  million of
security,   severance  and  other  plant  closure  costs   associated  with  our
Harrisville, Rhode Island facility.

     2004 - During the third quarter of 2004, we closed our Harrisville, Rhode Island facility and moved its production to more modern and efficient facilities. This restructuring plan resulted in a workforce reduction of 49 positions. All restructuring plan costs are attributable to our Engineered Films segment and are anticipated to total $2.7 million, consisting primarily of fixed asset impairment of $1.4 million, equipment relocation costs of $0.4 million, severance and other personnel related costs of $ 0.3 million and other costs of $0.6 million.

     2003 - During 2003, we accrued the present value of future lease payments on three buildings we no longer occupied. As of March 31, 2005 $1.4 million of these accruals are remaining.

     OFFICE CLOSING AND WORKFORCE REDUCTION COSTS

     2002 - During 2002, we implemented four workforce reduction programs whereby 111 employees were terminated. Total severance costs including benefits, for these terminations was included as part of restructuring and other costs in our consolidated statement of operations for 2002. The accruals remaining at March 31, 2005 and December 31, 2004 was $0.1 million.

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

     In accordance with SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS, Pliant Solutions is being accounted for as a discontinued operation and, accordingly, its operating results are segmented and reported as discontinued operations in the accompanying condensed consolidated statement of operations. Net sales for the three month period ended March 31, 2004 were $7.4 million. No tax benefits were recorded on the losses from discontinued operations or the loss on sale of discontinued operations as realization of these tax benefits is not certain.

5.   INTEREST EXPENSE - CURRENT AND LONG-TERM DEBT

     Interest expense - current and long-term debt in the statement of operations for the three months ended March 31, 2005 and 2004 is as follows (in thousands):


                                                                                                     THREE MONTHS ENDED
                                                                                                         MARCH 31,
                                                                                           ---------------------------------------
                                                                                                  2005                2004
                                                                                           ------------------- -------------------
Interest expense accrued, net                                                              $           25,205  $           23,328
Recurring amortization of financing fees                                                                1,179               1,148
Write-off of previously capitalized financing fees and interest rate  derivatives
   costs(a)                                                                                                 --              10,118
                                                                                           ------------------- -------------------

TOTAL                                                                                      $           26,384  $           34,594
                                                                                           =================== ===================
Cash interest payments                                                                     $           14,150  $           20,854
                                                                                           =================== ===================

-----------------
(a) This write-off resulted from the repayment of our previous credit facilities in February 2004, from the net proceeds from the issuance of the senior secured discount notes and borrowings under our revolving credit facility.

6.   EQUITY

STOCK OPTION PLANS

     During the three  months ended March 31,  2005,  options to purchase  1,835
shares  of  our  common  stock  were  forfeited  in  connection   with  employee
terminations.

     We apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock-based compensation plans as they relate to employees and directors. We did not have compensation expense related to stock options for the three month periods ended March 31, 2005 and March 31, 2004. Had the compensation cost for all the outstanding options been determined in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," our net income (loss) for the three month periods ended March 31, 2005 and 2004 would have been the following pro forma amounts (in thousands):


                                                                                                   THREE MONTHS ENDED
                                                                                                        MARCH 31,
                                                                                           ------------------------------------
                                                                                                 2005               2004
                                                                                           ------------------  ----------------

                  As reported                                                              $         (25,428)  $       (30,759)
                  Pro forma stock compensation expense                                                  (249)             (200)
                                                                                           ------------------  ----------------
                  Pro forma                                                                $         (25,677)  $       (30,959)
                                                                                           ==================  ================

     In December  2004,  the FASB issued SFAS 123(R)  (revised  December  2004),
"SHARE-BASED PAYMNET", which is a revision of SFAS 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION", and supersedes APB Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES". This statement requires that the fair value at the grant date resulting from all share-based payment transactions be recognized in the financial statements. Further, SFAS 123(R) requires entities to apply a fair-value based measurement method in accounting for these transactions. The minimum value method currently used by the Company is not allowed and the Company will be required to adopt the prospective method as proscribed by SFAS 123(R). This value is recorded over the service period, which typically is the vesting period. This statement is effective no later than the beginning of the first fiscal year beginning after June 15, 2005. We are currently evaluating the provisions of SFAS 123(R), and the impact on our consolidated financial position and results of operations.

RESTRICTED STOCK

     On September 24, 2004, we adopted a 2004 Restricted Stock Incentive Plan, pursuant to which we sold shares of a newly-created, non-voting Series B Redeemable Preferred Stock for a cash purchase price of $162 per share to our President and Chief Executive Officer and selected additional officers of the Company. The purchase price was considered to approximate fair value. These shares were issued in private transactions with officers of the Company and therefore were exempt from the registration requirements of the Securities Act of 1933. The Series B Preferred Stock will be automatically converted into common equity of the Company upon the consummation of a Qualified Public Offering, defined as a sale in an underwritten public offering registered under the Securities Act of shares of capital stock of the Company resulting in aggregate proceeds (net of underwriters discounts and commissions) to the Company of not less than $100 million. During the first quarter of 2005, 48 of the total 720 shares issued to management were repurchased for $162 per share.

7.   INCOME TAXES

     For the three months ended March 31, 2005, income tax expense was $0.9 million on pretax losses from continuing operations of $24.2 million as compared to income tax expense of $1.7 million on pretax loss from continuing operations of $26.5 million for the three months ended March 31, 2004. Income tax benefits related to net operating losses in the United States are offset by a valuation allowance as the realization of these tax benefits is not certain. Therefore, the income tax expense in the statements of operations primarily reflects foreign income taxes. No income taxes are included in the loss from discontinued operations of $0.4 million and $2.6 million for the three months ended March 31, 2005 and March 31, 2004, respectively.

8.   COMPREHENSIVE LOSS

     Other comprehensive loss for the three months ended March 31, 2005 and 2004 was ($28.0) million and ($29.3) million, respectively. The components of other comprehensive loss are net income (loss), the change in cumulative unrealized losses on derivatives recorded in accordance with Statement of Financial Accounting Standards No. 133 and foreign currency translation.

9. REVOLVING CREDIT FACILITY AND ISSUANCE OF SENIOR SECURED DISCOUNT NOTES DUE 2009

          Long-term debt as of March 31, 2005 and December 31, 2004 consists of the following (in thousands):


                                                                                                 MARCH 31,        DECEMBER 31,
                                                                                                   2005               2004
                                                                                              ----------------  -----------------
Credit Facilities:
Revolving credit facility                                                                     $        41,400   $         24,000
Senior secured discount notes at 11 1/8%, net of unamortized issue discount                           254,514            247,641
Senior secured notes, interest at 11 1/8%                                                             250,000            250,000
Senior subordinated notes, interest at 13.0% (net of unamortized issue discount, premium and
   discount related to warrants)                                                                      313,435            313,214
Obligations under capital leases                                                                        6,413              6,778
Insurance financing                                                                                        --                715
                                                                                              ----------------  -----------------
Total                                                                                                 865,762            842,348
Less current portion                                                                                   (1,300)            (1,994)
                                                                                              ----------------  -----------------
Long-term portion                                                                             $       864,462   $        840,354
                                                                                              ================  =================

REVOLVING CREDIT FACILITY

     On February 17, 2004, we entered into a revolving credit facility providing up to $100 million (subject to the borrowing base and other limitations described below). The revolving credit facility includes a $15 million letter of credit sub-facility, with letters of credit reducing availability under the revolving credit facility.

     The revolving credit facility is secured by a first priority security interest in substantially all our inventory, receivables and deposit accounts, 100% of the capital stock of, or other equity interests in existing and future domestic subsidiaries and foreign subsidiaries that are note guarantors, 65% of the capital stock of, or other equity interests in existing and future first-tier foreign subsidiaries, investment property and certain other assets of the Company and the note guarantors (the "Second - Priority Collateral") and a second-priority security interest in our real property, fixtures, equipment, intellectual property and other assets ("First - Priority Collateral").

     The revolving credit facility matures on February 17, 2009. The interest rates are at LIBOR plus 2.5% to 3.0% or ABR plus 1.5% to 2.0%. The average rate on borrowings outstanding during the first quarter of 2005 was 6.95%. The commitment fee for the unused portion of the revolving credit facility is 0.50% per annum.

     The borrowings under the revolving credit facility may be limited to a reduced availability. Reduced Availability is defined as: if the borrowing base is less than $110,000,000 and the Fixed Charge Coverage Ratio (FCCR) is less than 1.1, the reduced availability is the borrowing base minus $10,000,000. Furthermore, if the FCCR is less than that prescribed in our credit agreement, RA is the lessor of the commitment or the borrowing base minus $15,000,000. As of March 31, 2005, we had approximately $49.7 million available for borrowing under our revolving credit agreement.

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

     The Senior Secured Discount Notes are secured by a first priority security interest in the First-Priority Collateral and a second priority security interest in the Second - Priority Collateral. The Senior Secured Discount Notes are guaranteed by our existing and future domestic restricted subsidiaries and certain foreign subsidiaries.

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

     We have four operating segments: Engineered Films, Performance Films, Industrial Films and Specialty Products Group. Sales and transfers between our segments are eliminated in consolidation. We evaluate the performance of our operating segments based on net sales (excluding inter-company sales) and segment profit. The segment profit reflects income before interest expense, income taxes, depreciation, amortization, restructuring costs and other non-cash charges and net adjustments for certain unusual items. Our reportable segments are managed separately with separate management teams, because each segment has differing products, customer requirements, technology and marketing strategies.

     Segment profit and segment assets as of and for the periods ended March 31, 2005 and 2004 are presented in the following table (in thousands). Certain reclassifications have been made to the prior year amounts to be consistent with the 2005 presentation.


                                                                                 SPECIALTY
                                      ENGINEERED   PERFORMANCE    INDUSTRIAL      PRODUCTS    CORPORATE/
                                         FILMS        FILMS          FILMS         GROUP        OTHER        TOTAL
                                      ------------ ------------- -------------- ------------- ----------- ------------
THREE MONTHS ENDED MARCH 31, 2005
   Net sales to customers             $    59,600  $     25,027  $      72,795  $    102,826  $    2,640  $   262,888
   Intersegment sales                       1,617           558          3,378         1,511      (7,064)          --
                                      ------------ ------------- -------------- ------------- ----------- ------------
      Total net sales                      61,217        25,585         76,173       104,337      (4,424)     262,888
   Depreciation and amortization            1,766           848          1,759         4,661       1,100       10,134
   Interest expense                           163             5             86         1,317      34,119       35,690
   Segment profit                           8,141         3,644          6,351        11,284      (7,667)      21,753
   Capital expenditures                       794         1,253          1,180         4,913         814        8,954
   Segment assets                         129,767        69,216        112,544       379,356      95,094      785,977
THREE MONTHS ENDED MARCH 31, 2004
   Net sales to customers             $    55,385  $     25,783  $      58,277  $     96,089  $    1,265  $   236,799
   Intersegment sales                       1,445            43            924         2,948      (5,360)           0
                                      ------------ ------------- -------------- ------------- ----------- ------------
     Total net sales                       56,830        25,826         59,201        99,037      (4,095)     236,799
   Depreciation and amortization            1,663           849          1,316         4,726       2,481       11,035
   Interest expense                           158             4              0           778      42,021       42,961
   Segment profit                           9,887         4,413          6,715        13,402      (6,920)      27,495
   Capital expenditures                       336           102            808         1,555         246        3,047
AS OF DECEMBER 31, 2004
   Segment assets                         140,799        68,190        105,543       375,033      87,527      777,092


     A reconciliation of the totals reported for the operating segments to the totals reported in the consolidated financial statements for the three months ended March 31, 2004 and 2005 and as of March 31, 2005 and December 31, 2004 is as follows (in thousands):


                                                                                                  THREE MONTHS ENDED
                                                                                                       MARCH 31,
                                                                                            --------------------------------
                                                                                                 2005             2004
                                                                                            ---------------- ---------------
PROFIT OR LOSS
Total segment profit                                                                        $        21,753  $       27,495
Depreciation and amortization                                                                       (10,134)        (11,035)
Restructuring and other costs                                                                          (132)              --
Interest expense                                                                                    (35,690)        (42,961)

                                                                                            ---------------- ---------------
Income (loss) from continuing operations before income taxes                                $       (24,203) $      (26,501)
                                                                                            ================ ===============

                                                                                               MARCH 31,      DECEMBER 31,
                                                                                                 2005             2004
                                                                                            ---------------- ---------------
ASSETS
Total assets for reportable segments                                                                690,883         689,565
Other unallocated assets                                                                             95,094          87,527
                                                                                            ---------------- ---------------
Total consolidated assets                                                                   $       785,977  $      777,092
                                                                                            ================ ===============

         Net sales and long-lived assets of our US and foreign operations are as follows:

                                                                                                  THREE MONTHS ENDED
                                                                                                       MARCH 31,
                                                                                            --------------------------------
                                                                                                 2005             2004
                                                                                            ---------------- ---------------
Net Sales
     United States                                                                          $       210,560  $      191,690
     Foreign countries(a)                                                                            52,328          45,109
                                                                                            ---------------- ---------------

        Total                                                                               $       262,888  $      236,799
                                                                                            ================ ===============

                                                                                               MARCH 31,      DECEMBER 31,
                                                                                                 2005             2004
                                                                                            ---------------- ---------------
Long-lived assets
     United States                                                                                  438,209         434,645
     Foreign countries                                                                               58,249          61,813
                                                                                            ---------------- ---------------

        Total                                                                               $       496,458  $      496,458
                                                                                            ================ ===============

Total assets
     United States                                                                                  666,307         655,885
     Foreign countries                                                                              119,670         121,207
                                                                                            ---------------- ---------------

        Total                                                                               $       785,977  $      777,092
                                                                                            ================ ===============

(a) Foreign countries include Australia, Canada, Germany and Mexico, none of which individually represents 10% of consolidated net sales or long-lived assets.

11.  SHARES SUBJECT TO MANDATORY REDEMPTION

     The Company adopted Statement of Financial Accounting Standard No. 150 ( "SFAS 150"), ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY, effective January 1, 2004. As a result, our redeemable preferred stock, which contains an unconditional mandatory redemption feature, is reflected as a liability on the balance sheet and the associated dividends and accretion are included as a part of interest expense in the statement of operations.

In addition, as a result of adopting SFAS 150, the Company's redeemable common shares that have been put for redemption by a shareholder are reflected as a liability at fair value. The fair value was computed using the agreed upon price of the redemption times the number of shares put by the shareholder.

The shares subject to mandatory redemption are as follow (in thousands):


                                                                                     AS OF MARCH 31,         AS OF
                                                                                                          DECEMBER 31,
                                                                                           2005               2004
                                                                                     -----------------  -----------------
Redeemable Preferred Shares 167,000 shares authorized, 140,973 shares                $      232,855     $     223,548
  outstanding as of March 31, 2005 and 2004, designated as Series A, no par value with a redemption value of $1,000 per share plus accumulated dividends.

18,200 Redeemable Common Shares that have been put for redemption by a
  shareholder, net of a shareholder note of $2,431                                            6,362             6,362
                                                                                     -----------------  -----------------
Total shares subject to mandatory redemption                                         $      239,217     $     229,910
                                                                                     =================  =================


The maximum cash settlement at the redemption date of June 1, 2011 (assuming no cash dividends are paid through the redemption date) is $ 680.6 million for the redeemable preferred shares and $ 6.4 million (net of the note receivable of $
2.4 million) for the redeemable common shares that have been put for redemption by the shareholder.

12.  DEFINED BENEFIT PLANS

     The company sponsors three noncontributory defined benefit pension plans (the "United States Plans") covering domestic employees with 1,000 or more hours of service. The company funds these in accordance with the funding requirements of the Employee Retirement Income Security Act of 1974. Contributions are intended to not only provide for benefits attributed to service to date but also for those expected to be earned in the future. We also sponsor a defined benefit plan in Germany (the "Germany Plan"). For information on the Germany Plan please refer to the Company's Form 10-K for the year ended December 31, 2004. In the second quarter of 2004, the Company redesigned its retirement programs which led to the curtailment and "freeze" of the pension plan for U.S. salaried employees effective June 30, 2004.

     The consolidated accrued net pension expense for the three months ended March 31, 2005 and 2004 includes the following components (in thousands):

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                       2005             2004
                                                                 ----------------- ----------------
UNITED STATES PLANS
Service cost-benefits earned during the period                   $            104  $         1,189
Interest cost on projected benefit obligation                               1,195            1,374
Expected return on assets                                                  (1,286)          (1,105)
Other                                                                          28              184
                                                                 ----------------- ----------------
Total accrued pension expense                                    $             41  $         1,642
                                                                 ----------------- ----------------

13.  CONTINGENCIES

     LITIGATION We are involved in various litigation matters from time to time in the ordinary course of our business, including matters described in previous filings. In our opinion, none of such litigation is material to our financial condition or results of operations.

14.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     The following condensed consolidating financial statements present, in separate columns, financial information for (i) Pliant Corporation (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries (as specified in the Indenture dated May 31, 2000 (the "2000 Indenture") relating to Pliant's $220 million senior subordinated notes due 2010 (the "2000 Notes"), the Indenture dated April 10, 2002 (the "2002 Indenture" and, together with the 2000 Indentures the "Indentures") relating to Pliant's $100 million senior subordinated notes due 2010 (the "2002 Notes" and, together with the 2000 Notes, the "Notes"), on a combined basis, with any investments in non-guarantor subsidiaries specified in the Indentures recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for Pliant Corporation and its subsidiaries on a consolidated basis, and (v) Pliant Corporation on a consolidated basis, in each case as of March 31, 2005 and December 31, 2004 and for the three months ended March 31, 2005 and 2004. The Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary and each guarantor subsidiary is wholly owned, directly or indirectly, by Pliant Corporation. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to Pliant Corporation, within the meaning of Rule 3-10(h)(1) of Regulation S-X. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to Pliant Corporation. The condensed consolidating financial statements are presented herein, rather than separate financial statements for each of the guarantor subsidiaries, because management believes that separate financial statements relating to the guarantor subsidiaries are not material to investors

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2005 (IN THOUSANDS) (UNAUDITED)


                                                PLIANT          COMBINED         COMBINED       ELIMINATIONS     CONSOLIDATED
                                             CORPORATION        GUARANTOR      NON-GUARANTOR                        PLIANT
                                            (PARENT ONLY)     SUBSIDIARIES     SUBSIDIARIES                       CORPORATION
                                            ---------------  ---------------- ---------------- ---------------- ----------------
 ASSETS
 CURRENT ASSETS:
    Cash and cash equivalents               $           --   $           845  $         3,235  $             --  $         4,080
    Receivables - net                              101,320             7,624           24,590                --          133,534
    Inventories                                     82,110             8,439           12,192                --          102,741
    Prepaid expenses and other                       2,552               645              765                --            3,962
    Income taxes receivable (payable)                  120               (54)             492                --              558
    Deferred income taxes                           10,663                --            (380)                --           10,283
                                            ---------------  ---------------- ---------------- ---------------- ----------------
      Total current assets                         196,765            17,499           40,894                --          255,158
 PLANT AND EQUIPMENT, Net                          241,579            16,074           36,585                --          294,238
 GOODWILL                                          167,583            13,331            1,312                --          182,226
 INTANGIBLE ASSETS, Net                              4,966            11,404               50                --           16,420
 INVESTMENT IN SUBSIDIARIES                        (33,344)               --               --            33,344               --
 OTHER ASSETS                                       34,620                --            3,315                --           37,935
                                            ---------------  ---------------- ---------------- ---------------- ----------------
 TOTAL ASSETS                               $      612,169   $        58,308  $        82,156           33,344  $       785,977
                                            ===============  ================ ================ ================ ================

 LIABILITIES AND STOCKHOLDERS' EQUITY
    (DEFICIT)
 CURRENT LIABILITIES:
    Trade accounts payable                  $       83,418   $         6,219  $        11,414  $             --  $       101,051
    Accrued liabilities                             56,802             3,510            3,693                --           64,005
    Current portion of long-term debt                1,300                --               --                --            1,300
    Due to (from) affiliates                      (138,906)           73,915           64,991                --               --
                                            ---------------  ---------------- ---------------- ---------------- ----------------
      Total current liabilities                      2,614            83,644           80,098                            166,356
 LONG-TERM DEBT - Net of current portion           864,462                --               --                --          864,462
 OTHER LIABILITIES                                  25,852                --            2,803                --           28,655
 DEFERRED INCOME TAXES                              22,261             4,085            3,178                --           29,524
 SHARES SUBJECT TO MANDATORY REDEMPTION            239,217                --               --                --          239,217
                                            ---------------  ---------------- ---------------- ---------------- ----------------
         Total Liabilities                       1,154,406            87,729           86,079                --        1,328,214
                                            ---------------  ---------------- ---------------- ---------------- ----------------
 REDEEMABLE STOCK:
      Preferred Stock                                  109                --               --                --              109
      Common Stock                                   6,645                --               --                --            6,645
                                            ---------------  ---------------- ---------------- ---------------- ----------------
             Total redeemable stock                  6,754                --               --                --            6,754
                                            ---------------  ---------------- ---------------- ---------------- ----------------
 STOCKHOLDERS' EQUITY (DEFICIT):
    Common stock                                   103,376                --               --                --          103,376
    Additional paid-in capital                          --            14,020           29,302           (43,322)              --
    Warrants                                        39,133                --               --                --           39,133
    Retained earnings (deficit)                   (676,402)          (44,861)         (25,341)           70,202         (676,402)
    Stockholders' note receivable                    (660)                --               --                --             (660)
    Accumulated other comprehensive loss           (14,438)            1,420           (7,884)            6,464          (14,438)
                                            ---------------  ---------------- ---------------- ---------------- ----------------
      Total stockholders' equity (deficit)        (548,991)          (29,421)          (3,923)           33,344         (548,991)
                                            ---------------  ---------------- ---------------- ---------------- ----------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
    (DEFICIT)                               $      612,169   $        58,308  $        82,156  $        33,344  $       785,977
                                            ===============  ================ ================ ================ ================

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2004 (IN THOUSANDS) (UNAUDITED)


                                                PLIANT                                                           CONSOLIDATED
                                             CORPORATION        COMBINED         COMBINED                           PLIANT
                                             PARENT ONLY       GUARANTORS     NON-GUARANTORS    ELIMINATIONS     CORPORATION
                                            ---------------  ---------------- ---------------- ---------------- ----------------
                   ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                $           --   $           704  $         4,876   $            --  $         5,580
   Receivables - net                                95,439             7,861           22,095                --          125,395
   Inventories                                      74,672             7,411           12,217                --           94,300
   Prepaid expenses and other                        2,764               370              898                --            4,032
   Income taxes receivable                             138               223               --                --              361
   Deferred income taxes                            12,741                --             (780)               --           11,961
                                            ---------------  ---------------- ---------------- ---------------- ----------------
     Total current assets                          185,754            16,569           39,306                --          241,629
PLANT AND EQUIPMENT, Net                           240,599            17,127           39,419                --          297,145
GOODWILL                                           167,583            13,331            1,323                --          182,237
INTANGIBLE ASSETS, Net                               5,328            11,692               56                --           17,076
INVESTMENT IN SUBSIDIARIES                         (28,793)               --               --            28,793               --
OTHER ASSETS                                        35,588                --            3,417                --           39,005
                                            ---------------  ---------------- ---------------- ---------------- ----------------
   TOTAL ASSETS                             $      606,059   $        58,719  $        83,521   $        28,793  $       777,092
                                            ===============  ================ ================ ================ ================

LIABILITIES AND STOCKHOLDERS'  EQUITY
   (DEFICIT)
CURRENT LIABILITIES:

   Trade accounts payable                   $       76,515   $         5,848  $        13,919   $            --  $        96,282
   Accrued liabilities                              56,639             3,554            4,645                --           64,838
   Current portion of long-term debt                 1,994                --               --                --            1,994
   Due to (from) affiliates                       (133,109)           75,190           57,919                --               --

                                            ---------------  ---------------- ---------------- ---------------- ----------------
     Total current liabilities                       2,039            84,592           76,483                --          163,114
LONG-TERM DEBT, Net of current portion             840,354                --               --                --          840,354
OTHER LIABILITIES                                   23,608                --            2,846                --           26,454
DEFERRED INCOME TAXES                               24,354             3,938            3,141                --           31,433
SHARES SUBJECT TO MANDATORY REDEMPTION             229,910                --               --                --          229,910
                                            ---------------  ---------------- ---------------- ---------------- ----------------
     Total liabilities                           1,120,265            88,530           82,470                --        1,291,265
                                            ---------------  ---------------- ---------------- ---------------- ----------------
MINORITY INTEREST                                       --                --               33                --               33
REDEEMABLE STOCK:
   Preferred stock                                     117                --               --                --              117
   Common stock                                      6,645                --               --                --            6,645
                                            ---------------  ---------------- ---------------- ---------------- ----------------
     Total redeemable stock                          6,762                --               --                --            6,762
                                            ---------------  ---------------- ---------------- ---------------- ----------------
STOCKHOLDERS' (DEFICIT):
   Common stock                                    103,376            14,020           29,302           (43,322)         103,376
   Warrants to purchase common stock                39,133                --               --                --           39,133
   Retained earnings (deficit)                    (650,974)          (45,237)         (22,767)           68,004         (650,974)
   Stockholders' notes receivable                     (660)               --               --                --             (660)
   Accumulated other comprehensive loss            (11,843)            1,406           (5,517)            4,111          (11,843)
                                            ---------------  ---------------- ---------------- ---------------- ----------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)              (520,968)          (29,811)           1,018            28,793         (520,968)
                                            ---------------  ---------------- ---------------- ---------------- ----------------
   Total liabilities and stockholders'
     (deficit)                              $      606,059   $        58,719  $        83,521   $        28,793  $       777,092
                                            ===============  ================ ================ ================ ================

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE THREE MONTHS ENDED MARCH 31, 2005 (IN THOUSANDS) (UNAUDITED)


                                              PLIANT           COMBINED          COMBINED                         CONSOLIDATED
                                            CORPORATION       GUARANTOR        NON-GUARANTOR                         PLIANT
                                           (PARENT ONLY)     SUBSIDIARIES      SUBSIDIARIES      ELIMINATIONS     CORPORATION
                                          ----------------  ---------------  ------------------ ---------------  ---------------

SALES , Net                               $       219,268   $       16,706   $          34,012  $       (7,098)  $      262,888
COST OF SALES                                     188,438           14,901              32,697          (7,098)         228,938
                                          ----------------  ---------------  ------------------ ---------------  ---------------

GROSS PROFIT                                       30,830            1,805               1,315               --          33,950
OPERATING EXPENSES                                 19,395              660               2,202               --          22,257
                                          ----------------  ---------------  ------------------ ---------------  ---------------

OPERATING INCOME                                   11,435            1,145                (887)              --          11,693
INTEREST EXPENSE                                  (34,210)            (163)             (1,317)              --         (35,690)
EQUITY IN EARNINGS OF SUBSIDIARIES                 (2,198)              --                  --            2,198              --
OTHER INCOME  (EXPENSE), Net                         (112)             (68)                (26)              --            (206)
                                          ----------------  ---------------  ------------------ ---------------  ---------------

NET INCOME (LOSS) BEFORE INCOME TAXES             (25,085)             914              (2,230)          2,198          (24,203)
INCOME TAX PROVISION                                    5              538                 344              --              887
                                          ----------------  ---------------  ------------------ ---------------  ---------------
INCOME (LOSS) FROM CONTINUING OPERATIONS          (25,090)             376              (2,574)          2,198          (25,090)
LOSS FROM DISCONTINUED OPERATIONS                    (338)              --                  --              --             (338)
                                          ----------------  ---------------  ------------------ ---------------  ---------------
NET INCOME (LOSS)                         $       (25,428)  $          376   $          (2,574) $        2,198   $      (25,428)
                                          ================  ===============  ================== ===============  ===============

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE THREE MONTHS ENDED MARCH 31, 2004 (IN THOUSANDS) (UNAUDITED)


                                             PLIANT           COMBINED         COMBINED                          CONSOLIDATED
                                           CORPORATION        GUARANTOR      NON-GUARANTOR                          PLIANT
                                          (PARENT ONLY)     SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS      CORPORATION
                                         ----------------  ---------------- ----------------  ----------------  ----------------

SALES , Net                              $       194,065   $        20,034  $        28,169   $        (5,469)  $       236,799
COST OF SALES                                    160,059            17,090           26,786            (5,469)          198,466
                                         ----------------  ---------------- ----------------  ----------------  ----------------
GROSS PROFIT                                      34,006             2,944            1,383                --            38,333
OPERATING EXPENSES                                19,034               284            2,417                --            21,735
                                         ----------------  ---------------- ----------------  ----------------  ----------------

OPERATING INCOME                                  14,972             2,660           (1,034)               --            16,598
INTEREST EXPENSE                                 (42,025)             (158)            (778)               --           (42,961)
EQUITY IN EARNINGS OF SUBSIDIARIES                (3,272)               --               --             3,272                --
OTHER INCOME  (EXPENSE), Net                        (305)                6              161                --              (138)
                                         ----------------  ---------------- ----------------  ----------------  ----------------

INCOME (LOSS) BEFORE INCOME TAXES                (30,630)            2,508           (1,651)            3,272           (26,501)
INCOME TAX PROVISION (BENEFIT)                       129               779              744                --             1,652
                                         ----------------  ---------------- ----------------  ----------------  ----------------
INCOME (LOSS) FROM CONTINUING OPERATIONS         (30,759)            1,729           (2,395)            3,272           (28,153)
                                         ----------------  ---------------- ----------------  ----------------  ----------------
LOSS  FROM DISCONTINUED OPERATIONS                     --           (2,606)              --                --            (2,606)
                                         ----------------  ---------------- ----------------  ----------------  ----------------
NET INCOME (LOSS)                        $       (30,759)  $          (877) $        (2,395)  $         3,272   $       (30,759)
                                         ================  ================ ================  ================  ================


PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 (IN THOUSANDS) (UNAUDITED)


                                                   PLIANT         COMBINED         COMBINED                       CONSOLIDATED
                                                CORPORATION      GUARANTOR      NON-GUARANTOR                        PLIANT
TABLE BE UPDATED                               (PARENT ONLY)    SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS     CORPORATION
                                               --------------- ---------------  --------------- ---------------  ---------------

CASH FLOWS PROVIDED BY (USED IN) OPERATING
   ACTIVITIES                                  $       (7,552) $          834   $         (656) $            --   $       (7,374)
                                               --------------- ---------------  --------------- ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of assets                           --             378               --               --              378
   Capital expenditures for plant and equipment        (8,233)           (143)            (578)              --           (8,954)
                                               --------------- ---------------  --------------- ---------------  ---------------
     Net cash used in investing activities             (8,233)            235             (578)              --           (8,576)
                                               --------------- ---------------  --------------- ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of financing fees                             (107)             --               --               --             (107)
   Repayment of capital leases and other, net          (1,080)             --               --               --           (1,080)
   Proceeds from revolving debt, net                   17,400              --               --               --           17,400
   Proceeds from issuance (repurchase) of
     preferred stock                                       (5)             --               --               --               (5)
                                               --------------- ---------------  --------------- ---------------  ---------------
     Net cash provided by (used in) financing
        activities                                     16,208              --               --                            16,208
                                               --------------- ---------------  --------------- ---------------  ---------------
CASH TO DISCONTINUED OPERATIONS                          (195)             --               --               --             (195)
                                               --------------- ---------------  --------------- ---------------  ---------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   CASH EQUIVALENTS                                      (228)           (928)            (407)              --           (1,563)
                                               --------------- ---------------  --------------- ---------------  ---------------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                             --             141           (1,641)              --           (1,500)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE
   PERIOD                                                  --             704            4,876               --            5,580
                                               --------------- ---------------  --------------- ---------------  ---------------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD $           --  $          845   $        3,235  $            --   $        4,080
                                               =============== ===============  =============== ===============  ===============

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 (IN THOUSANDS) (UNAUDITED)


                                                    PLIANT         COMBINED        COMBINED                       CONSOLIDATED
                                                 CORPORATION      GUARANTOR     NON-GUARANTOR                        PLIANT
                                                (PARENT ONLY)    SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CORPORATION
                                                --------------- --------------- ---------------  --------------- ---------------

CASH FLOWS PROVIDED BY (USED IN) OPERATING
   ACTIVITIES                                   $      (27,096) $          350  $       27,111   $            --  $          365
                                                --------------- --------------- ---------------  --------------- ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures for plant and equipment         (1,705)            (59)         (1,283)               --          (3,047)
                                                --------------- --------------- ---------------  --------------- ---------------
   Net cash used in investing activities                (1,705)            (59)         (1,283)               --          (3,047)
                                                --------------- --------------- ---------------  --------------- ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of senior discount
     notes                                             225,299              --              --                --         225,299
   Payment of financing fees                            (8,664)             --              --                --          (8,664)
   Repayment of capital leases and other, net             (470)             --              --                --            (470)
    Borrowings under revolver                            8,300              --              --                --           8,300
    Repayment of term debt and revolver               (195,412)             --         (24,163)               --        (219,575)
                                                --------------- --------------- ---------------  --------------- ---------------
     Net cash provided by (used in) financing           29,053              --         (24,163)               --           4,890
        activities
                                                --------------- --------------- ---------------  --------------- ---------------
CASH TO DISCONTINUED OPERATIONS                             --          (1,636)             --                --          (1,636)
                                                --------------- --------------- ---------------  --------------- ---------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
   EQUIVALENTS                                            (252)            380            (662)               --            (534)
                                                --------------- --------------- ---------------  --------------- ---------------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                              --            (965)          1,003                --              38

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE
   PERIOD                                                   --           1,192           2,116                --           3,308
                                                --------------- --------------- ---------------  --------------- ---------------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD  $           --  $          227  $        3,119   $            --  $        3,346
                                                =============== =============== ===============  =============== ===============

14.  SUBSEQUENT EVENTS

     ALLIANT JOINT VENTURE

     On January 5, 2005, we terminated our joint venture with Supreme Plastics Group PLC by purchasing all of the equity interests in the joint venture Supreme Plastics Group PLC owned for $400,000. As of January 5, 2005, Alliant Company LLC became a wholly-owned subsidiary of the Company. On April 13, 2005, Pliant Corporation sold the intellectual property, working capital, and equipment assets used in the Alliant operation to an independent third party for a purchase price of $6.3 million, subject to certain adjustments with $4.6 million paid in cash at closing, $0.6 million paid 10 days after closing and $0.5 million to be paid within 70 days of closing. The remaining purchase price of $0.63 million will be paid in equal installments twelve and twenty-four months after closing. Net sales and net loss for this business during the three months ended March 31, 2005 were $0.6 million and $0.3 million, respectively, and net sales and net loss for the three months ended March 31, 2004 were $0.7 million and $0.3 million, respectively.

     CONSENT SOLICITATION - 11 1/8% SENIOR SECURED DISCOUNT NOTES DUE 2009

     On April 8, 2005, Pliant Corporation commenced a consent solicitation relating to its 11 1/8% Senior Secured Discount Notes due 2009 seeking consents, among other things, to (i) eliminate the current requirement to pay cash interest on the notes beginning in 2007 and, in lieu thereof, pay non-cash interest in the form of additional notes through maturity and (ii) increase the interest rate and redemption prices of the notes for which consents are received. On May 6, 2005, the Company consummated this solicitation as consents to the proposed amendments were delivered with respect to $298.2 million aggregate principal amount at maturity of the notes, all of which were accepted by the company.

     As of May 6, 2005, the aggregate principal amount of the amended notes was approximately $250.6 million and equaled their accreted value immediately prior to such consummation. In addition, $7.8 million aggregate principal amount at maturity of notes with respect to which consents were not delivered remain outstanding. The company, certain of its subsidiaries and the trustee also executed an amended and restated indenture governing the amended notes and the notes with respect to which consents were not delivered. The company, certain of its subsidiaries and J.P. Morgan Securities Inc., the solicitation agent for the consent solicitation, executed a registration rights agreement with respect to the amended notes.

     As a result of the amendments approved in the consent solicitation, the interest rate of the amended notes was increased from 11 1/8% per annum to 11 5/8% per annum. The amended notes no longer require payment of cash interest beginning in 2007. Instead, they require payment of non-cash interest in the form of additional notes through maturity. The amendments also increased the redemption prices of the amended notes. In addition, the amended and restated indenture eliminates substantially all the restrictive covenants contained in the indenture, as they relate to holders of the notes with respect to which consents were not delivered. In conjunction with these consents, the Company paid aggregate consideration of approximately $4.8 million to the consenting noteholders. The notes for which we receive the holder's consent to the proposed amendments will not be registered under the Securities Act of 1933, as amended, or any state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and any applicable state securities laws.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2004 (the "2004 10-K") and our Registration Statement on Form S-4, as amended (file No. 333-114608) filed on April 20, 2004. This section contains certain forward-looking statements within the meaning of federal securities laws that involve risks and uncertainties, including statements regarding our plans, objectives, goals, strategies and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under "Cautionary Statement for Forward-Looking Information" below and elsewhere in this report.

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

OVERVIEW

     We recorded sales of $262.9 million in the first quarter of 2005. This is a 11.0% increase from sales of $236.8 million in the first quarter of 2004, stated on a comparable basis excluding the results of the Pliant Solutions segment (which was sold during the third quarter of 2004 and accounted for as a discontinued operation) for both periods. First quarter 2005 sales measured in pounds were 213.7 million, which represents a 3.3% decrease from the first quarter of 2004.

     Total segment profit was $21.7 million for the first quarter of 2005, compared to $27.5 million for the first quarter of 2004, presented on a comparable basis excluding the results of the Pliant Solutions segment (which was sold during the third quarter of 2004 and accounted for as a discontinued operation) for both periods. Segment profit, presented in accordance with generally accepted accounting principles (GAAP), reflects income from continuing operations adjusted for interest expense, income taxes, depreciation, amortization, and restructuring charges. The decrease in segment profit of $5.8 between periods is primarily attributable to the impact of resin price increases, a decline in sales volume, increased freight costs and an unfavorable shift in product sales mix.

     Average sales price ("ASP") for the three months ended March 31, 2005 was $1.230 per pound as compared to $1.073 per pound for the three months ended March 31, 2004. This 14.7% increase generated approximately $35 million in incremental sales. However, our raw material costs, of which 60% are resin related, increased approximately $34 million. Furthermore, while our waste in absolute terms declined nearly 25% due to internal waste reduction programs, waste in dollars increased approximately $3 million due to higher resin costs. The sales volume decline between periods yielded approximately $1 million less segment profit. Freight costs increased approximately $1 million between periods due to suppliers passing along energy cost increases. Finally, product mix shifts to more commodity based products contributed approximately $2 million to the decline in segment profit.

RAW MATERIAL COSTS

     The primary raw materials used in the manufacture of most of our products are polypropylene resin, polyethylene resin and PVC resin. The prices of these materials are primarily a function of the price of crude oil and natural gas liquids. Prices for these commodities have risen dramatically over the last year and could continue to rise in the second quarter of 2005 and beyond. We have not historically hedged our exposure to raw material increases, but have attempted to move more customer programs to cost-plus type contracts, which would allow us to pass through any cost increases in raw materials. Raw material costs as a percentage of sales have increased to 58.9% for the first quarter of 2005, from 50.3% for the comparable period of 2004.

     To the extent we are not able to pass along price increases of raw materials, or to the extent any such price increases are delayed, our cost of goods sold would continue to increase and our gross profit and operating income would correspondingly decrease. Significant increases in raw material prices that cannot be passed on to customers could have a material adverse effect on our results of operations and financial condition.

RESULTS OF OPERATIONS

     The following table sets forth net sales, operating expenses, and operating income, and such amounts as a percentage of net sales, for the three months ended March 31, 2005 and 2004 (dollars in millions).


                                                            THREE MONTHS ENDED MARCH 31,
                                             -----------------------------------------------------------
                                                         2005                          2004
                                             ------------------------------ ----------------------------
                                                   $             % OF           $             % OF
                                                                 SALES                       SALES
                                             --------------  -------------- -----------  ---------------

Net sales                                    $       262.9           100.0% $    236.8            100.0%
Cost of sales                                        228.9            87.1       198.5             83.8
                                             --------------  -------------- -----------  ---------------
Gross profit                                          34.0            12.9        38.3             16.2
Operating expenses before restructuring
   and other costs                                    22.2             8.4        21.7              9.2
Restructuring and other costs                          0.1              --          --               --
                                             --------------  -------------- -----------  ---------------
Total operating expenses                              22.3             8.4        21.7              9.2
                                             --------------  -------------- -----------  ---------------
Operating income                             $        11.7             4.5% $     16.6              7.0%
                                             --------------  -------------- -----------  ---------------

THREE MONTHS ENDED MARCH 31, 2005 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2004

NET SALES

     Net sales increased by $26.1 million, or 11.0%, to $262.9 million for the first quarter of 2005 from $236.8 million for the three months ended March 31, 2005. The increase consisted of a 3.3% decrease in our in sales volume and a 14.7% increase in our average selling prices. See "Operating Segment Review" below for a detailed discussion of sales volumes and selling prices by segment and division.

GROSS PROFIT

     Gross profit decreased by $4.3 million, or 11.2%, to $34.0 million for the first quarter of 2005, from $38.3 million for the first quarter of 2004. This decrease was primarily due to selling price increasing at rates that were insufficient to compensate for increased resin prices, decreased sales volumes, and mix change in customer purchasing to more commodity based products. See "Operating Segment Review" below for a detailed discussion of the margin variances by segment.

TOTAL OPERATING EXPENSES BEFORE RESTRUCTURING AND OTHER COSTS

     Total operating expenses before restructuring and other costs increased $0.5 million, or 2.3%, to $22.2 million for the first quarter of 2005, from $21.7 million for the first quarter of 2004. This increase was attributable to a $0.2 million, or 1.1% increase in selling and administrative expenses and $0.2 million, or 9.7% increase in research and development costs.

RESTRUCTURING AND OTHER COSTS

     Restructuring and other costs were $0.1 million for the first quarter of 2005, compared to none for the first quarter of 2004. The costs for the first quarter of 2005 included $0.1 million of period costs related to the closure of our Harrisville, Rhode Island plant.

OPERATING INCOME

     Operating income decreased by $ 4.9 million, to $11.7 million for the first quarter of 2005, from $ 16.6 million for the first quarter of 2004, due to the factors discussed above.

INTEREST EXPENSE

     Interest expense on current and long-term debt decreased by $8.2 million, or 23.7%, to $26.4 million for the first quarter of 2004, from $34.6 million for the first quarter of 2004. This decrease was principally due to a charge of $10.1 million in the first quarter of 2004 for the write-off of previously capitalized financing fees and interest rate derivative costs. Excluding this prior year write-off interest expense increased $1.9 million due to higher interest costs resulting from the accretion of the issue discount associated with our senior secured discount notes issued in February 2004 used to repay bank debt that carried a lower interest rate.

     Interest expense on preferred stock for the first quarter of 2005 and 2004 of $9.3 million and $8.4 million, respectively, reflects the dividends and accretion on our redeemable preferred stock of the Company that are classified as interest expense pursuant to SFAS 150.

INCOME TAX EXPENSE

     Income tax expense for the first quarter of 2005 was $0.9 million on pretax losses of $24.2 million, compared to income tax expense of $1.7 million on pretax losses of $26.5 million for the same period in 2004. Income tax benefits related to net operating losses in the United States were offset by a valuation allowance as the realization of these tax benefits is not certain. The income tax expense in the statements of operations primarily reflects foreign income taxes.

LOSS FROM CONTINUING OPERATIONS

     Loss from continuing operations decreased by $3.0 million to $25.1 million for the first quarter of 2005, from $28.1 million for the first quarter of 2004, due to the factors discussed above.

DISCONTINUED OPERATIONS

     On September 30, 2004, we sold substantially all of the assets of our wholly-owned subsidiary, Pliant Solutions Corporation. Losses from these discontinued operations for the three months ended March 31, 2005 and March 31, 2004 were $0.4 million and $2.6 million, respectively.

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

We have four reporting segments: Engineered Films, Performance Films, Industrial Films and Specialty Products Group.

     Summary of segment information (in millions of dollars):


                                                                                 SPECIALTY
                                      ENGINEERED   PERFORMANCE    INDUSTRIAL      PRODUCTS    CORPORATE/
                                         FILMS        FILMS          FILMS         GROUP        OTHER        TOTAL
                                      ------------ ------------- -------------- ------------- ----------- ------------
THREE MONTHS ENDED MARCH 31,
    2005
   Total net sales                    $      59.6  $       25.0  $        72.8  $      102.8  $      2.7  $     262.9
   Segment profit                             8.1           3.6            6.4          11.3        (7.6)        21.8

THREE MONTHS ENDED MARCH 31, 2004
   Total net sales                    $      55.4  $       25.8  $        58.3  $       96.1  $      1.2  $     236.8
   Segment profit                             9.9           4.4            6.7          13.4        (6.9)        27.5


THREE MONTHS ENDED MARCH 31, 2005 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2004

ENGINEERED FILMS

NET SALES. Net sales in Engineered Films increased by $4.2 million, or 7.6%, to $59.6 million for the quarter ended March 31, 2005 from $55.4 million for 2004. This increase was due to an increase in our average selling prices of 14.7%, principally due to the pass-through of raw material price increases and improvements in our sales mix, offset by a 6.2% decrease in sales volume, primarily in our converter films and Canadian markets.

SEGMENT PROFIT. The Engineered Films segment profit was $8.1 million for the quarter ended March 31, 2005, as compared to $9.9 million for the same period in 2004. This decrease in segment profit was primarily due to lower gross margins from sales volume declines and compression between our average selling price and average raw material costs related to contractual customers and the competitive environment with customers who are not parties to purchase agreements.

PERFORMANCE FILMS

NET SALES. The net sales of our Performance Films segment decreased $0.8 million, or 3.1%, to $25.0 million for the quarter ended March 31, 2005 from $25.8 million for 2004. This decrease was principally due to a decrease in our sales volumes of 10.8%, primarily in our custom and industrial films markets due to competitive pressures. This volume decrease was partially offset by an increase in our average selling prices of 8.8%, primarily due to the pass through of resin price increases to customers.

SEGMENT PROFIT. Performance Films segment profit was $3.6 million for the quarter ended March 31, 2005, as compared to $4.4 million for the same period in 2004. This decrease in segment profit was primarily due to sales volume declines and lower gross margins from compression between our average selling price and average raw material costs to contractual customers.

INDUSTRIAL FILMS

NET SALES. The net sales of our Industrial Films segment increased by $14.5 million, or 24.9%, to $72.8 million for the quarter ended March 31, 2005 from $58.3 million for the quarter ended March 31, 2004. This increase was principally due to an increase in our sales volumes of 4.6% and an increase in our average selling prices of 19.5%, primarily due to the pass through of raw material price increases and increased sales of value added products.

SEGMENT PROFIT. The Industrial Films segment profit was $6.4 million for the quarter ended March 31, 2005, as compared to $6.7 million for the same period in 2004. This $0.3 million decrease in segment profit was due to increased labor and freight costs associated with volume increases and higher commission costs.

SPECIALTY PRODUCTS GROUP

NET SALES. The net sales of our Specialty Products Group segment increased $6.7 million, or 7.0% to $102.8 million for the quarter ended March 31, 2005 from $96.1 million for the quarter ended March 31, 2004. This increase reflects a
14.7 % increase in our average selling prices, offset by a sales volume decrease of 6.7%.

Net sales in our Specialty Films division increased $2.3 million, or 4.9%, to $49.9 million for the quarter ended March 31, 2005 from $47.6 million for the quarter ended March 31, 2004. This increase reflects an increase in our average selling prices of 12.1% offset by a decrease in sales volume of 6.4% as a result of market share loss of a major client and Asian competition. Net sales in our Printed Products Films division increased $4.4 million, or 9.1%, to $52.9 million for the quarter ended March 31, 2005 from $48.5 million for the quarter ended March 31, 2004. This increase reflects an increase in our average selling prices of 17.4% offset by a decrease in sales volume of 7.0% primarily in our Mexican plant, and as a result of competitive pricing in our flexible products markets.

SEGMENT PROFIT. The Specialty Products Group segment profit was $11.3 million for the quarter ended March 31, 2005, as compared to $13.4 million for the quarter ended March 31, 2004. This $2.1 million decrease is primarily attributable to sales volume decline and increased labor and freight costs.

CORPORATE/OTHER

Corporate/Other includes our corporate headquarters and our research and development facility in Newport News, Virginia. Unallocated corporate expenses increased by $0.7 million to $7.6 million for the quarter ended March 31, 2005, from $6.9 million for the quarter ended March 31, 2004. This increase was primarily due to an increase of $0.5 million in payroll related costs.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF CAPITAL

     Our principal sources of funds are cash generated by our operations and borrowings under our revolving credit facility. As of March 31, 2005, our outstanding long-term debt consisted of: $41.4 million of borrowings under our revolving credit facility; $313.4 million of our 13% Senior Subordinated Notes; $250.0 million of our 11 1/8% Senior Secured Notes; and $254.5 million of our 11 1/8% Senior Secured Discount Notes.

REVOLVING CREDIT FACILITY

     On February 17, 2004, we entered into a revolving credit facility providing up to $100 million (subject to the borrowing base and other limitations described below). The revolving credit facility includes a $15 million letter of credit sub-facility, with letters of credit reducing availability under the revolving credit facility.

     The revolving credit facility is secured by a first priority security interest in substantially all our inventory, receivables and deposit accounts, 100% of the capital stock of, or other equity interests in, our existing and future domestic subsidiaries and foreign subsidiaries that are note guarantors, 65% of the capital stock of, or other equity interests in existing and future first-tier foreign subsidiaries, investment property and certain other assets of the Company and the note guarantors (the "Second - Priority Collateral") and a second-priority security interest in our real property, fixtures, equipment, intellectual property and other assets ("First - Priority Collateral").

     The revolving credit facility matures on February 17, 2009. The interest rates are at LIBOR plus 2.5% to 3.0% or ABR plus 1.5% to 2.0%. The average rate on borrowings outstanding during the first quarter of 2005 was 6.95%. The commitment fee for the unused portion of the revolving credit facility is 0.50% per annum.

     The borrowings under the revolving credit facility may be limited to a reduced availability. Reduced Availability is defined as: if the borrowing base is less than $110,000,000 and the Fixed Charge Coverage Ratio (FCCR) is less than 1.1, the reduced availability is the borrowing base minus $10,000,000. Furthermore, if the FCCR is less than that prescribed in our credit agreement, RA is the lessor of the commitment or the borrowing base minus $15,000,000. As of March 31, 2005, we had approximately $49.7 million available for borrowing under our revolving credit agreement.

SENIOR SECURED DISCOUNT NOTES DUE 2009

     The Senior Secured Discount Notes mature on June 15, 2009 and are secured by a first-priority security interest in the First-Priority Collateral and a second-priority security interest in the Second-Priority Collateral. The Senior Secured Discount Notes are guaranteed by our existing and future domestic restricted subsidiaries and certain foreign subsidiaries.

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

PREFERRED STOCK

     We have approximately $232.9 million of Series A Cumulative Exchangeable Redeemable Preferred Stock outstanding. The Series A preferred stock accrues dividends at the rate of 14% per annum; however, our board of directors has never declared or paid any dividends on the Series A preferred stock. Unpaid dividends accumulate and are added to the liquidation amount of the Series A preferred stock. After May 31, 2005 the annual dividend rate increases to 16% unless we pay dividends in cash. The dividend rate also increases to 16% if we fail to comply with certain of our obligations or upon certain events of bankruptcy. The Series A preferred stock is mandatorily redeemable on May 31, 2011.

     In addition, we have $0.1 million of Series B Redeemable Preferred Stock outstanding. During 2004, we adopted a 2004 Restricted Stock Incentive Plan, pursuant to which we sold to our President and Chief Executive Officer and selected additional officers of the Company, all 720 shares of a newly-created, non-voting Series B Redeemable Preferred Stock (the "Series B Preferred Stock") for a cash purchase price of $162 per share. These shares of Series B Preferred Stock were issued in private transactions with officers of the Company and therefore were exempt from the registration requirements of the Securities Act of 1933. On February 14, 2005, the remaining 48 authorized shares of Series B Preferred Stock were repurchased from an officer for $162 per share.

NET CASH PROVIDED BY/USED IN OPERATING ACTIVITIES

     Net cash used in operating activities was $7.4 million for the three months ended March 31, 2005, a decrease of $7.8 million, compared to net cash provided by operating activities of $0.4 million for the same period in 2004. This increase was due primarily to reductions in working capital items of $5.8 million.

NET CASH USED IN INVESTING ACTIVITIES

     Net cash used in investing activities increased $5.5 million to $8.6 million for the three months ended March 31, 2005, from $3.1 million for the three months ended March 31, 2004 primarily due to an increase in capital expenditures of $5.9 million.

NET CASH PROVIDED BY/USED IN FINANCING ACTIVITIES

     Net cash provided by financing activities was $16.2 million for the three months ended March 31, 2005, compared to net cash provided by financing activities of $4.9 million for the three months ended March 31, 2004. The activity for the first three months of 2005 include borrowings under the revolving credit facility of $17.4 million, offset by payments of $0.1 million in financing fees and $1.1 million repayments of capital lease and insurance financing. The activity for the first three months of 2004 includes the net proceeds from the issuance of senior secured discount notes of $225.3 million net of financing fees paid of $8.7 million, the repayment of the old credit facilities of $ 219.6 million and repayment of capital leases and insurance financing of $0.5 million.

Liquidity

     As of March 31, 2005, we had $90.1 million of working capital, excluding current maturities of long term debt. As of March 31, 2005, we had $49.7 million available for borrowings under our revolving credit facility, with $41.4 million of outstanding borrowings under this agreement and approximately $6.7 million of letters of credit issued under our revolving credit facility. Daily borrowings outstanding under the revolving credit facility averaged $32.6 million during the first quarter. Our outstanding borrowings under our revolving credit facility fluctuate significantly during each quarter as a result of the timing of payments for raw materials, capital and interest, as well as the timing of customer collections.

     As of March 31, 2005, we had approximately $4.1 million in cash and cash equivalents. A portion of this amount was held by our foreign subsidiaries. Repatriation tax rates may limit our ability to access cash and cash equivalents generated by our foreign operations for use in our U.S. operations, including to pay principal and interest on outstanding borrowings.

     We expect that our total capital expenditures will be approximately $35 million in each of 2005 and 2006. These expenditures will consist primarily of ongoing capital expenditures for operating improvements and limited capacity additions.

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

     Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our revolving credit facility, will be adequate to meet liquidity needs and fund planned capital expenditures for the next 12 months.

     However, our ability to borrow under our revolving credit facility at any time will be subject to the borrowing base in effect at that time (which will vary depending upon the value of our accounts receivable and inventory). Our ability to make borrowings under our revolving credit facility will also be conditioned upon our compliance with other covenants in our revolving credit agreement, including financial covenants that apply when our borrowings exceed certain amounts. In addition, the terms of our indentures currently limit the amount we may borrow under our revolving credit facility.

     Changes in raw material costs can significantly affect the amount of cash provided by our operating activities, which can affect our liquidity. Over the past year, we have experienced a period of extreme uncertainty with respect to resin supplies and prices. High crude oil and natural gas pricing have had a significant impact on the price and supply of resins. During the same period, many major suppliers of resin have announced price increases to cover their increases in feedstock costs. While the prices of our products generally fluctuate with the prices of resins, certain of our customers have contracts that limit our ability to pass the full cost of higher resin pricing through to our customers immediately. Further, competitive conditions in our industry may make it difficult for us to sufficiently increase our selling prices for all customers to reflect the full impact of increases in raw material costs. If this period of high resin pricing continues, we may be unable to pass on the entire effect of the price increases to our customers, which would adversely affect our profitability and working capital. In addition, further increases in crude oil and natural gas prices could make it difficult for us to obtain an adequate supply of resin from manufacturers affected by these factors.

     If (a) we are not able to increase prices to cover historical and future raw materials cost increases, (b) we are unable to obtain adequate supply of resin, (c) volume growth does not continue as expected, or (d) we experience any significant negative effects to our business, we may not have sufficient available cash and borrowing capacity in the near term to operate our business, make expected capital expenditures or meet foreseeable liquidity requirements. In that event, we would have to seek modifications to our credit agreements, raise other debt or equity capital, sell assets, or take other steps to create additional working capital. There is no assurance, however, that these efforts would be successful and, if they were not, these working capital limitations could constrain the scope of our business operations and have a significant negative effect on our business and results of operations.

     Further, we may need to refinance all or a portion of the principal amount of our long-term debt and/or revolving credit facility borrowings, on or prior to maturity, to meet liquidity needs in later years. If it is determined that refinancing is necessary, and we are unable to secure such financing on acceptable terms, we may have insufficient liquidity to carry on our operations and meet our obligations at such time.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. These risks include, but are not limited to: general economic and business conditions, particularly an economic downturn; industry trends; increases in our leverage; interest rate increases; changes in our ownership structure; raw material costs and availability, particularly resin; competition; the loss of any of our significant customers; changes in the demand for our products; new technologies; changes in distribution channels or competitive conditions in the markets or countries in which we operate; costs of integrating any future acquisitions; loss of our intellectual property rights; operational difficulties at any of our plants; foreign currency fluctuations and devaluations and political instability in our foreign markets; changes in our business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; and increases in the cost of compliance with laws and regulations, including environmental laws and regulations. Each of these risks and certain other uncertainties are discussed in more detail in the 2004 Form 10-K and in our Registration Statement on Form S-4 (file no. 333-114608), as amended, filed with the Securities and Exchange Commission on April 20, 2004. There may be other factors, including those discussed elsewhere in this report that may cause our actual results to differ materially from the forward-looking statements. Any forward-looking statements should be considered in light of these factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to resin price risks that arise in the normal course of business. Significant increases in the price of resins could adversely affect our operating margins, results of operations and ability to service our indebtedness. We may be limited in our ability to pass increases in resin price on to certain of our customers due to provisions in our contracts with those customers.

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


                              PLIANT CORPORATION


                              /s/ Harold Bevis
                              -----------------------------------------------
                              HAROLD BEVIS
                              Chief Financial Officer
                              (Authorized Signatory and
                              Principal Financial and Accounting Officer)



Date:    May 10, 2005

                                INDEX TO EXHIBITS

EXHIBITS
-------------

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