Form 10-Q
period 2005-06-30
PLIANT CORP
filed 2005-08-10
CIK 1049442

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On August 9, 2005, there were 571,711 outstanding shares of the registrant’s Common Stock.

PLIANT CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2005 AND DECEMBER 31, 2004

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT FOR THE SIX MONTHS ENDED JUNE 30, 2005

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4. CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2005 AND DECEMBER 31, 2004 (DOLLARS IN THOUSANDS)

	June 30, 2005	December 31, 2004
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,261	$5,580
Receivables, net of allowances of $6,137 and $4,489, respectively	125,168	125,395
Inventories	86,008	94,300
Prepaid expenses and other	3,402	4,032
Income taxes receivable, net	584	361
Deferred income taxes	9,482	11,961
Total current assets	228,905	241,629

PLANT AND EQUIPMENT, net	291,946	297,145
GOODWILL	182,209	182,237
INTANGIBLE ASSETS, net	15,749	17,076
OTHER ASSETS	40,979	39,005
TOTAL ASSETS	$759,788	$777,092

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Trade accounts payable	$90,440	$96,282
Accrued liabilities:
Interest payable	14,183	12,985
Customer rebates	7,530	8,391
Other	39,281	43,462
Current portion of long-term debt	1,327	1,994
Total current liabilities	152,761	163,114
LONG-TERM DEBT, net of current portion	868,851	840,354
OTHER LIABILITIES	28,724	26,454
DEFERRED INCOME TAXES	29,270	31,433
SHARES SUBJECT TO MANDATORY REDEMPTION (Note 11)	248,867	229,910
Total Liabilities	1,328,473	1,291,265
MINORITY INTEREST	—	33
REDEEMABLE PREFERRED STOCK – Series B – 720 shares authorized, no par value, 640 and 720 shares outstanding as of June 30, 2005 and December 31, 2004, respectively	104	117
REDEEMABLE COMMON STOCK – no par value; 60,000 shares authorized; 10,873 shares outstanding at June 30, 2005 and December 31, 2004, net of related stockholders’ notes receivable of $1,827 at June 30, 2005 and December 31, 2004	6,645	6,645
STOCKHOLDERS’ DEFICIT:
Common stock – no par value; 10,000,000 shares authorized, 542,638 shares outstanding at June 30, 2005 and December 31, 2004	103,376	103,376
Warrants to purchase common stock	39,133	39,133
Accumulated deficit	(702,533)	(650,974)
Stockholders’ notes receivable	(660)	(660)
Accumulated other comprehensive loss	(14,750)	(11,843)
Total stockholders’ deficit	(575,434)	(520,968)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$759,788	$777,092

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (IN THOUSANDS) (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

NET SALES	$259,246	$235,185	$522,134	$471,984

COST OF SALES	226,311	197,858	455,249	396,324

Gross profit	32,935	37,327	66,885	75,660

OPERATING EXPENSES:
Sales, General and Administrative	19,474	20,481	39,589	40,384
Research and Development	2,222	1,432	4,232	3,264
Restructuring and Other Costs	1,950	—	2,082	—

Total operating expenses	23,646	21,913	45,903	43,648

OPERATING INCOME	9,289	15,414	20,982	32,012

INTEREST EXPENSE-Current and Long-term debt (note 5, 9)	(29,244)	(24,569)	(55,628)	(59,163)

INTEREST EXPENSE-Redeemable Preferred Stock (note 11)	(9,651)	(8,666)	(18,957)	(17,033)
OTHER INCOME(EXPENSE) – Net	4,145	87	3,939	(51)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(25,461)	(17,734)	(49,664)	(44,235)

INCOME TAX EXPENSE	448	708	1,335	2,360

LOSS FROM CONTINUING OPERATIONS	(25,909)	(18,442)	(50,999)	(46,595)

LOSS FROM DISCONTINUED OPERATIONS	(222)	(2,927)	(560)	(5,533)

NET LOSS	$(26,131)	$(21,369)	$(51,559)	$(52,128)

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (IN THOUSANDS) (UNAUDITED)

	2005	2004
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
Net loss	$(51,559)	$(52,128)
Adjustments to reconcile net loss to net cash (used in)/ provided by continuing operating activities:
Depreciation and amortization	19,961	21,229
Amortization of deferred financing costs and accretion of debt discount	18,879	19,599
Deferred dividends and accretion on preferred shares	18,957	17,033
Deferred income taxes	224	820
Loss from discontinued operations	560	5,533
Gain on disposal of assets	(4,161)	(11)
Changes in assets and liabilities:
Receivables	(696)	(15,758)
Inventories	8,082	3,426
Prepaid expenses and other	627	(89)
Income taxes payable/receivable	(209)	1,773
Other assets	1,107	1,149
Trade accounts payable	(5,901)	5,415
Accrued liabilities	(3,809)	(5,219)
Other liabilities	2,538	(3,152)
Other	(33)	(93)
Net cash (used in) / provided by continuing operating activities	4,567	(473)

CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES:
Proceeds from sale of assets	5,170	—
Capital expenditures for plant and equipment	(16,627)	(10,910)

Net cash used in continuing investing activities	(11,457)	(10,910)

CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES:
Repurchase of preferred stock	(10)	—
Issuance of senior secured notes	250,607	—
Repayment/Net proceeds from issuance of senior secured discount notes	(250,607)	225,299
Payment of financing fees	(7,507)	(9,327)
Repayments of term debt and revolver	—	(219,575)
Repayment of capital leases and other, net	(1,374)	(1,077)
Proceeds from revolving debt – net	14,800	16,000

Net cash provided by/(used in) continuing financing activities	5,909	11,320

CASH USED IN DISCONTINUED OPERATIONS	(195)	(1,618)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(143)	2,057

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,319)	376

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	5,580	3,308
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$4,261	$3,684

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$43,242	$43,170
Income taxes	1,624	2,090
Other non-cash disclosure:
Preferred Stock dividends accrued but not paid	$17,848	$16,112

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2005 (IN THOUSANDS) (UNAUDITED)

						Accumulated
			Warrants		Stockholders’	Other
	Common Stock		To Purchase	Accumulated	Notes	Comprehensive
	Shares	Amount	Common Stock	Deficit	Receivable	Loss	Total

BALANCE, DECEMBER 31, 2004	543	$103,376	$39,133	$(650,974)	$(660)	$(11,843)	$(520,968)

Net loss				(51,559)			(51,559)

Foreign currency translation adjustment						(2,907)	(2,907)

BALANCE, JUNE 30, 2005	543	$103,376	$39,133	$(702,533)	$(660)	$(14,750)	$(575,434)

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                    BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared, without audit, in accordance with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. The information reflects all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows of Pliant Corporation and its subsidiaries (“Pliant,” the “Company” or “we”) as of the dates and for the periods presented. Results of operations for the periods ended June 30, 2005 are not necessarily indicative of results of operations to be expected for the full fiscal year.

Certain information in footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Certain reclassifications have been made to the condensed consolidated financial statements for the periods ended June 30, 2004 for comparative purposes.

2.                  INVENTORIES

Inventories are valued at the lower of cost (using the first-in, first-out method) or market value. Inventories as of June 30, 2005 and December 31, 2004 consisted of the following (in thousands):

	June 30, 2005	December 31, 2004

Finished goods	$48,012	$47,259
Raw materials	29,211	37,595
Work-in-process	8,785	9,446

Total	$86,008	$94,300

3.                    RESTRUCTURING AND OTHER COSTS

Restructuring and other costs include plant closing costs (including costs related to relocation of manufacturing equipment), office closing costs and other costs related to workforce reductions.

The following table summarizes restructuring and other costs for the three and six months ended June 30 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Plant closing costs:
Severance	$292	$—	$359	$—
Relocation of production lines	—	—	—	—
Other plant closure costs	1,869	—	1,934	—
	2,161	—	2,293	—
Office closing and workforce reduction costs:
Severance	(84)	—	(84)	—
Leases	(127)	—	(127)	—
	(211)	—	(211)	—
	$1,950	$—	$2,082	$—

The following table summarizes the roll-forward of the reserve from December 31, 2004 to June 30, 2005:

			Accruals for the six months ended June 30, 2005
	December 31, 2004						Payments	June 30, 2005
	# Employees	Accrual	Additional				/	# Employees	Accrual
	Terminated	Balance	Employees	Severance	Other	Total	Charges	Terminated	Balance
Plant Closing Costs:

Merced	54	$1,000	—	—	—	$——	$—	54	$1,000
Shelbyville	8	1,087	—	—	1,869	1,869	(799)	8	2,157
Leases	—	1,614	—	—	—	—	(316)	—	1,298
Rhode Island	49	14	—	139	65	204	(194)	49	24
Alliant	—	—	19	220	—	220	(220)	19	—
	111	$3,715	19	359	1,934	$2,293	$(1,529)	130	$4,479

Office Closing and Workforce Reduction Costs:
Leases	—	$610	—	—	—	$—	$(184)	—	$426
Severance	114	84	—	(84)	—	(84)	—	114	—
Singapore	—	127	—	—	(127)	(127)	—	—
	114	$821	—	(84)	(127)	$(211)	$(184)	114	426

Total Plant & Office closing	225	$4,536	19	275	1,807	$2,082	$(1,713)	244	$4,905

Plant Closing Costs

2005 – During the first half of 2005, we accrued $1.9 million for the net costs to terminate the remaining equipment lease agreements associated with our Shelbyville, Indiana facility as a result of the sale of our Alliant reclosibles business, incurred $0.2 million of security, severance and other plant closure costs associated with our Harrisville, Rhode Island facility and incurred $0.2 million in severance costs associated with the sale of our Alliant business in the second quarter. The Shelbyville, Indiana and Alliant related restructuring costs are attributable to our Specialty Products Group and the Harrisville, Rhode Island costs are attributable to our Engineered Films segment.

2004 – During the third quarter of 2004, we closed our Harrisville, Rhode Island facility and moved its production to more modern and efficient facilities. This restructuring plan resulted in a workforce reduction of 49 positions. All restructuring plan costs are attributable to our Engineered Films segment and are anticipated to total $2.7 million, consisting primarily of fixed asset impairment of $1.4 million, equipment relocation costs of $0.4 million, severance and other personnel related costs of $ 0.3 million and other costs of $0.6 million.

2003 – During 2003, we accrued the present value of future lease payments on three buildings we no longer occupied.  As of June 30, 2005 $1.3 million of these accruals are remaining.

Office Closing and Workforce Reduction Costs

2002 – During 2002, we implemented four workforce reduction programs whereby 111 employees were terminated.  Total severance costs including benefits, for these terminations were included as part of restructuring and other costs in our consolidated statement of operations for 2002.  As of June 30, 2005, no further costs will be incurred in connection with the workforce reduction program.  As such, the accrual remaining at December 31, 2004 of $0.1 million was credited to income as a reduction to restructuring and other costs in our consolidated statement of operations for the second quarter of 2005.

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

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment of Long-Lived Assets,” Pliant Solutions is being accounted for as a discontinued operation and, accordingly, its operating results are segmented and reported as discontinued operations in the accompanying condensed consolidated statement of operations. Net sales for the three and six month periods ended June 30, 2004 were $7.5 million and $14.9 million, respectively. No tax benefits were recorded on the losses from discontinued operations or the loss on sale of discontinued operations as realization of these tax benefits is not certain.

5.                  INTEREST  EXPENSE – Current and Long-term debt

Interest expense – current and long-term debt in the statement of operations for the three and six month periods ended June 30, 2005 and 2004 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Interest expense accrued, net	$25,476	$23,488	$50,681	$46,816
Current and amortized financing fees	3,768	1,081	4,947	2,229
Write-off of previously capitalized financing fees and interest rate derivatives costs(a)	—	—	—	10,118

TOTAL	$29,244	$24,569	$55,628	$59,163
Cash interest payments(b)	$29,092	$22,316	$43,242	$43,170

(a) This write-off resulted from the repayment of the old credit facilities in February 2004, from the net proceeds from the issuance of the senior secured discount notes and borrowings under our revolving credit facility.

(b) The three month period ended June 30, 2005 include $4.9 million of consent fees paid in connection with our Amended 2004 Notes (see footnote 9 for details) which have been capitalized and will be amortized through June 2009.  In addition, $2.6 million of associated underwriter, legal and accountants fees were paid in cash and expensed on a current basis.

6.                    EQUITY

Stock Option Plans

During the three and six months ended June 30, 2005, options to purchase 1,018 and 2,853 shares respectively of our common stock were cancelled in connection with employee terminations.

We apply Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock-based compensation plans as they relate to employees and directors.  We did not have compensation expense related to stock options for the three and six month periods ended June 30, 2005 and June 30, 2004.  Had the compensation cost for all the outstanding options been determined in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” our net loss for the three and six month periods ended June 30, 2005 and 2004 would have been the following pro forma amounts (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

As reported	$(26,131)	$(21,369)	$(51,559)	$(52,128)
Pro forma stock compensation expense	(251)	(200)	(500)	(400)
Pro forma	$(26,382)	$(21,569)	$(52,059)	$(52,528)

In December 2004, the FASB issued SFAS No. 123(R) (revised December 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25.  This statement requires that the fair value at the grant date resulting from all share-based payment transactions be recognized in the financial statements.  Further, SFAS No. 123(R) requires entities to apply a fair-value based measurement method in accounting for these transactions.  The minimum value method currently used by the Company is not allowed and the Company will be required to adopt the prospective method as proscribed by SFAS No. 123(R).  This value is recorded over the service period, which typically is the vesting period.  This statement is effective no later than the beginning of the first fiscal year beginning after June 15, 2005.  We are currently evaluating the provisions of SFAS No. 123(R), and the impact on our consolidated financial position and results of operations.

Restricted Stock

On September 24, 2004, we adopted a 2004 Restricted Stock Incentive Plan, pursuant to which we sold shares of a newly-created, non-voting Series B Redeemable Preferred Stock for a cash purchase price of $162 per share to our President and Chief Executive Officer and selected additional officers of the Company.  The purchase price was considered to approximate fair value. These shares were issued in private transactions with officers of the Company and therefore were exempt from the registration requirements of the Securities Act of 1933.  The Series B Preferred Stock will be automatically converted into common equity of the Company upon the consummation of a Qualified Public Offering, defined as a sale in an underwritten public offering registered under the Securities Act of 1933 of shares of capital stock of the Company resulting in aggregate proceeds (net of underwriters discounts and commissions) to the Company of not less than $100 million.  During the first and second quarters of 2005, 48 and 28 shares, respectively, of the total 720 shares issued to management in 2004 were repurchased for $162 per share.

7.                    INCOME TAXES

For the three months ended June 30, 2005, income tax expense was $0.4 million on pretax loss from continuing operations of $25.5 million as compared to income tax expense of $0.7 million on pretax loss from continuing operations of $17.7 million for the three months ended June 30, 2004.  For the six months ended June 30, 2005, income tax expense was $1.3 million on pretax loss from continuing operations of $49.7 million compared to income tax expense of $2.4 million on pretax loss from continuing operations of $44.2 million for the six months ended June 30, 2004.  Income tax benefits related to net operating losses in the United States are offset by a valuation allowance as the realization of these tax benefits is not certain.  Therefore, the income tax expense in the statements of operations primarily reflects foreign income taxes.

8.                    COMPREHENSIVE INCOME/(LOSS)

Other comprehensive income (loss) for the three months ended June 30, 2005 and 2004 was ($26.4) million and ($22.1) million, respectively. Other comprehensive income (loss) for the six months ended June 30, 2005 and 2004 was ($54.5) million and ($51.4) million, respectively. The components of other comprehensive income (loss) are net income (loss), the change in cumulative unrealized losses on derivatives recorded in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and foreign currency translation.

9.                    LONG-TERM DEBT

Long-term debt as of June 30, 2005 and December 31, 2004 consists of the following (in thousands):

	June 30, 2005	December 31, 2004
Credit Facilities:
Revolving credit facility	$38,800	$24,000
Senior secured notes, interest at 11 5/8%	254,935	—
Senior secured discount notes at 11 1/8%, net of unamortized issue discount	6,663	247,641
Senior secured notes, interest at 11 1/8%	250,000	250,000
Senior subordinated notes, interest at 13.0% (net of unamortized issue discount, premium and discount related to warrants)	313,661	313,214
Obligations under capital leases	6,119	6,778
Insurance financing	—	715
Total	870,178	842,348
Less current portion	(1,327)	(1,994)
Long-term portion	$868,851	$840,354

Revolving Credit Facility

The Company maintains a revolving credit facility which provides up to $100 million of borrowings (subject to the borrowing base and other limitations described below).  The revolving credit facility includes a $15 million letter of credit sub-facility, with letters of credit reducing availability under the revolving credit facility.

The revolving credit facility is secured by a first priority security interest in substantially all our inventory, receivables and deposit accounts, 100% of the capital stock of, or other equity interests in existing and future domestic subsidiaries and foreign subsidiaries that are note guarantors, 65% of the capital stock of, or other equity interests in existing and future first-tier foreign subsidiaries, investment property and certain other assets of the Company and the note guarantors (the “Second-Priority Collateral”) and a second-priority security interest in our real property, fixtures, equipment, intellectual property and other assets (“First-Priority Collateral”).

The revolving credit facility matures on February 17, 2009.  The interest rates are at LIBOR plus 2.5% to 3.0% or ABR plus 1.5% to 2.0%.  The average rate on borrowings outstanding during the second quarter of 2005 was 7.42%.  The commitment fee for the unused portion of the revolving credit facility is 0.50% per annum.

The borrowings under the revolving credit facility may be limited to a reduced availability.  Reduced Availability (RA) is defined as: if the borrowing base is less than $110,000,000 and the Fixed Charge Coverage Ratio (FCCR) is less than 1.1, the reduced availability is the borrowing base minus $10,000,000.  Furthermore, if the FCCR is less than that prescribed in our credit agreement, RA is the lesser of the commitment or the borrowing base minus $15,000,000.  As of June 30, 2005, we had approximately $50.2 million available for borrowing under our revolving credit agreement.

11 5/8% Senior Secured Notes due 2009 (the “Amended 2004 Notes”)

On April 8, 2005, Pliant Corporation commenced a consent solicitation relating to its 11 1/8% Senior Secured Discount Notes due 2009 (the “2004 Notes”) seeking consents, among other things, to (i) eliminate the current requirement to pay cash interest on the notes beginning in 2007 and, in lieu thereof, pay non-cash interest in the form of additional notes through maturity; (ii) increase the interest rate of the notes for which consents are received; (iii) increase the redemption prices of the notes for which consents are received; and (iv) eliminate certain restrictive covenants as they apply to notes for which consents are not received.  On May 6, 2005, Pliant consummated this solicitation as consents to the proposed amendments were delivered with respect to $298.2 million aggregate principal amount at maturity of the 2004 Notes, all of which were accepted by Pliant.  As a result, $250.6 million principal amount of the Amended 2004 Notes were outstanding as of May 6, 2005.  On June 15, 2005, we issued an additional $3.1 million principal amount of the Amended 2004 Notes as payment in kind interest pursuant to the amended and restated indenture (the “Additional Notes”).

In addition, $7.8 million aggregate principal amount at maturity of 2004 Notes with respect to which consents were not delivered remain outstanding.  Pliant, certain of its subsidiaries and the trustee also executed an amended and restated indenture governing the Amended 2004 Notes and the 2004 Notes with respect to which consents were not delivered.  Pliant, certain of its subsidiaries and J.P. Morgan Securities Inc., the solicitation agent for the consent solicitation, executed a registration rights agreement with respect to the Amended 2004 Notes.

As a result of the amendments approved in the consent solicitation, the interest rate of the Amended 2004 Notes was increased from 11 1/8% per annum to 11 5/8% per annum.  The Amended 2004 Notes no longer require payment of cash interest beginning in 2007.  Instead, they require payment of non-cash interest in the form of additional notes through maturity.  The amendments also increased the redemption prices of the amended notes.  In addition, the amended and restated indenture eliminates substantially all the restrictive covenants contained in the indenture, as they relate to holders of the 2004 Notes with respect to which consents were not delivered.  The transaction in which the terms of the 2004 Notes were amended to become the Amended 2004 Notes was not registered under the Securities Act of 1933, as amended, or any state securities laws and the Amended 2004 Notes may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and any applicable state securities laws.  Pursuant to a registration rights agreement, Pliant agreed to consummate an exchange offer for the Amended 2004 Notes in which the company will exchange up to $253.8 million aggregate principal amount of the original Amended 2004 Notes for essentially identical notes which will be registered under the Securities Act of 1933, as amended.

On or after June 15, 2007, we may redeem some or all of the Amended 2004 Notes at the following redemption prices (expressed as percentages of the sum of the principal amount, plus accrued and unpaid interest); 111.625% if redeemed prior to June 15, 2007; 108.719% if redeemed prior to December 15, 2007; 105.813% if redeemed prior to June 15, 2008; 102.906 if redeemed prior to December 15, 2008; and 100.000% if redeemed on or before June 15, 2009.

Prior to June 15, 2007, we may redeem up to a maximum of 35% of the principal amount of the Amended 2004 Notes with the net cash proceeds of certain equity offerings by us at a redemption price equal to 111.625% of the sum of the principal amount plus accrued and unpaid interest, provided that after giving effect to such redemption (i) at least 65% of the principal amount of the Amended 2004 Notes remain outstanding and (ii) any such redemption by us is made within 120 days after such equity offering.

The Amended 2004 Notes are secured, on a first-priority basis by the First-Priority Collateral and on a second-priority basis by the Second-Priority Collateral.

11 1/8% Senior Secured Discount Notes due 2009 (the “2004 Notes”)

On February 17, 2004 we completed the sale of $306 million ($225.3 million of proceeds) principal at maturity of 11 1/8% Senior Secured Discount Notes due 2009.  The proceeds of the offering were used to repay and terminate the credit facilities that existed at December 31, 2003.  The 2004 Notes are guaranteed by the same domestic subsidiaries that guarantee the 2000/2002 Notes and the 2003 Notes and certain of our foreign subsidiaries that guarantees indebtedness of the Company.  The 2004 Notes were issued under an indenture dated February 17, 2004, among us, the subsidiary guarantors party thereto and Wilmington Trust Company, as trustee.

The 2004 Notes are senior secured obligations of the Company and are secured by first-priority security interests in the First-Priority Collateral, which consists of substantially all the real property, fixtures, equipment, intellectual property and all other assets, other than Second-Priority Collateral, of the Company and the subsidiary guarantors, together with the proceeds therefrom and improvements, alterations and repairs thereto, as well as any assets required to be added to the First-Priority Collateral pursuant to the terms of the indenture or related security documents.  The 2004 Notes are secured by a second-priority interest in the Second-Priority Collateral, rank equally in right of payment with all existing and any future subordinated obligations of the Company and are effectively subordinated to all liabilities and preferred stock of each subsidiary guarantor.  The 2004 Notes will mature on June 15, 2009.  On May 6, 2005 we completed the consent solicitation relating to our 2004 Notes.  Consents were delivered with respect to $298.2 million aggregate principal amount at maturity of the 2004 Notes.  As a result, $7.8 million aggregate principal amount at maturity of 2004 Notes remain outstanding.

Unless we elect to pay cash interest as described below, and except under certain limited circumstances, the 2004 Notes will accrete from the date of issuance at the rate of 11 1/8% until December 15, 2006, compounded semiannually on each June 15 and December 15, commencing June 15, 2004, to an aggregate principal amount of $1,000 per note ($7.8 million in the aggregate assuming no redemption or other repayments).  Commencing on December 15, 2006, interest on the 2004 Notes will accrue at the rate of 11 1/8% per annum and will be payable in cash semiannually on June 15 and December 15, commencing on June 15, 2007.

On any interest payment date prior to December 15, 2006, we may elect to commence paying cash interest (from and after such interest payment date) in which case (i) we will be obligated to pay cash interest on each subsequent interest payment date, (ii) the 2004 Notes will cease to accrete after such interest payment date and (iii) the outstanding principal amount at the stated maturity of each note will equal the accreted value of such 2004 Notes as of such interest payment date.

On or after June 15, 2007, we may redeem some or all of the notes at the following redemption prices (expressed as a percentage of principal amount), plus accrued and unpaid interest: 105.563% if redeemed prior to June 15, 2008; 102.781% if redeemed prior to June 15, 2009; and 100% if redeemed on or after June 15, 2009.  Prior to such date, we may not redeem the 2004 Notes except as described in the following paragraph.

At any time prior to June 15, 2007, we may redeem up to 35% of the accreted value of the 2004 Notes with the net cash proceeds of certain equity offerings by us at a redemption price equal to 111.125% of the accreted value thereof plus accrued interest, so long as (i) at least 65% of the accreted value of the 2004 Notes remains outstanding after such redemption and (ii) any such redemption by us is made within 120 days after such equity offering.

10.          OPERATING SEGMENTS

Operating segments are components of our business for which separate financial information is available that is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing performance.  This information is reported on the basis that it is used internally for evaluating segment performance.

We have four operating segments: Engineered Films, Performance Films, Industrial Films and Specialty Products Group.  Sales and transfers between our segments are eliminated in consolidation.  We evaluate the performance of our operating segments based on net sales (excluding inter-company sales) and segment profit.  Segment profit reflects income from continuing operations before interest expense, income taxes, depreciation, amortization, restructuring costs and other non-cash charges.  Our reportable segments are separately managed as each segment has differing products, customer requirements, technology and marketing strategies.

Segment profit for the periods ended June 30, 2005 and 2004 and segment assets as of June 30, 2005 and December 31, 2004 are presented in the following table (in thousands). Certain reclassifications have been made to the prior year amounts to be consistent with the 2005 presentation.

	Engineered Films	Performance Films	Industrial Films	Specialty Products Group	Corporate / Other	Total
Three months ended June 30, 2005
Net sales to customers	$58,887	$25,137	$73,245	$100,287	$1,690	$259,246
Intersegment sales	1,287	325	3,813	1,478	(6,903)	—
Total net sales	60,174	25,462	77,058	101,765	(5,213)	259,246
Depreciation and amortization	1,751	858	1,726	4,417	1,075	9,827
Interest expense	168	18	81	1,338	37,290	38,895
Segment profit	7,040	2,750	5,527	16,024	(6,130)	25,211
Capital expenditures	693	1,056	1,030	3,372	1,522	7,673
Three months ended June 30, 2004
Net sales to customers	$55,177	$24,314	$60,375	$93,846	$1,473	$235,185
Intersegment sales	1,715	401	961	4,205	(7,282)	—
Total net sales	56,892	24,715	61,336	98,051	(5,809)	235,185
Depreciation and amortization	1,737	845	1,294	4,744	1,575	10,195
Interest expense	156	3	(18)	1,142	31,952	33,235
Segment profit	9,336	4,288	6,889	12,632	(7,450)	25,695
Capital expenditures	358	265	2,348	4,307	568	7,846

	Engineered Films	Performance Films	Industrial Films	Specialty Products Group	Corporate / Other	Total
Six months ended June 30, 2005
Net sales to customers	$118,486	$50,164	$146,040	$203,114	$4,330	$522,134
Intersegment sales	2,905	883	7,191	2,989	(13,968)	—
Total net sales	121,391	51,047	153,231	206,103	(9,638)	522,134
Depreciation and amortization	3,517	1,706	3,485	9,078	2,175	19,961
Interest expense	331	23	148	2,655	71,428	74,585
Segment profit	15,181	6,394	11,879	27,308	(13,798)	46,964
Capital expenditures	1,487	2,309	2,210	8,663	1,958	16,627
Segment assets	123,780	69,034	99,975	371,539	95,460	759,788
Six months ended June 30, 2004
Net sales to customers	$110,562	$50,097	$118,652	$189,935	$2,738	$471,984
Intersegment sales	3,161	444	1,884	7,153	(12,642)	—
Total net sales	113,723	50,541	120,536	197,088	(9,904)	471,984
Depreciation and amortization	3,400	1,694	2,611	9,470	4,054	21,229
Interest expense	314	7	(37)	1,920	73,991	76,195
Segment profit	19,222	8,701	13,604	26,034	(14,371)	53,190
Capital expenditures	694	367	3,155	5,862	832	10,910
As of December 31, 2004
Segment assets	140,799	68,190	105,543	375,033	87,527	777,092

A reconciliation of the totals reported for the operating segments to the totals reported in the consolidated financial statements as of and for the three and six month periods ended June 30 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Profit or Loss
Total segment profit	$25,211	$25,695	$46,964	$53,190
Depreciation and amortization	(9,827)	(10,194)	(19,961)	(21,229)
Restructuring and other costs	(1,950)	—	(2,082)	—
Interest expense	(38,895)	(33,235)	(74,585)	(76,196)
Loss from continuing operations before taxes	$(25,461)	$(17,734)	$(49,664)	$(44,235)

	June 30, 2005	December 31, 2004
Assets
Total assets for reportable segments	$664,328	$689,565
Other unallocated assets	95,460	87,527
Total consolidated assets	$759,788	$777,092

Net sales and long-lived assets of our US and foreign operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net Sales
United States	$212,060	$188,391	$422,555	$380,081
Foreign countries(a)	47,186	46,794	99,579	91,903

Total	$259,246	$235,185	$522,134	$471,984

	June 30, 2005	December 31, 2004
Long-lived assets
United States	$434,801	$434,645
Foreign countries	55,103	61,813

Total	$489,904	$496,458

Total assets
United States	$649,839	$655,885
Foreign countries	109,949	121,207

Total	$759,788	$777,092

(a)   Foreign countries include Australia, Canada, Germany and Mexico, none of which individually represents 10% of consolidated net sales or long-lived assets.

11.    SHARES SUBJECT TO MANDATORY REDEMPTION

The Company adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” effective January 1, 2004. As a result, the redeemable preferred stock of the Company that contains an unconditional mandatory redemption feature was recorded as a liability on the date of adoption at fair market value. Fair market value was determined using the value of the securities on the date of issuance plus accretion of discount from the date of issuance through December 31, 2003 and the unpaid dividends at the end of each quarter from the date of issuance through December 31, 2003. In addition, the dividends and accretion on the preferred shares are included as a part of interest expense in the statement of operations.  Effective October 1, 2005, the annual dividend rate will increase from 14% per annum to 16% per annum if we do not pay all accrued dividends in cash on September 30, 2005.

In addition, as a result of adopting SFAS No. 150, the Company’s redeemable common shares that have been put for redemption by the shareholder were recorded as a liability at fair value. The fair value was computed using the agreed upon price of the redemption times the number of shares put by the shareholder. As required by SFAS No. 150 prior periods were not restated.

The shares subject to mandatory redemption are as follow (in thousands):

	As of June 30 2005	As of December 31 2004
Redeemable Preferred Shares 167,000 shares authorized, 140,973 shares outstanding as of June 30, 2005 and December 31, 2004, designated as Series A, no par value with a redemption value of $1,000 per share plus accumulated dividends.	$242,505	$223,548

18,200 Redeemable Common Shares that have been put for redemption by a shareholder, net of a shareholder note of $2,431	6,362	6,362
Total shares subject to mandatory redemption	$248,867	$229,910

The cash settlement at the redemption date (assuming no cash dividends are paid through the redemption date) is $680.6 million for the redeemable preferred shares and $6.4 million (net of the note receivable of $2.4 million) for the redeemable common shares that have been put for redemption by the shareholder.

12.    DEFINED BENEFIT PLANS

The company sponsors three noncontributory defined benefit pension plans (the “United States Plans”) covering domestic employees with 1,000 or more hours of service. The company funds these in accordance with the funding requirements of the Employee Retirement Income Security Act of 1974. Contributions are intended to not only provide for benefits attributed to service to date but also for those expected to be earned in the future. We also sponsor a defined benefit plan in Germany (the “Germany Plan”). For information on the Germany Plan please refer to the Company’s Form 10-K for the year ended December 31, 2004.

In the second quarter of 2004, the Company redesigned its retirement programs which led to the curtailment and “freeze” of the pension plan for U.S. salaried employees effective June 30, 2004.  As a result, a curtailment gain of $1.6 million was recognized as income during the three months ended June 30, 2004.

The consolidated accrued net pension expense for the three and six months ended June 30, 2005 and 2004 includes the following components (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
United States Plans
Service cost-benefits earned during the period	$104	$1,189	$208	$2,378
Interest cost on projected benefit obligation	1,195	1,374	2,390	2,748
Expected return on assets	(1,286)	(1,105)	(2,572)	(2,210)
Curtailment (gain) loss	—	(1,563)	—	(1,563)
Other	28	184	56	368
Total accrued pension expense	$41	$79	$82	$1,721

13.    CONTINGENCIES

Litigation  We are involved in various litigation matters from time to time in the ordinary course of our business, including matters described in previous filings. In our opinion, none of such litigation is material to our financial condition or results of operations.

14.    SALE OF ALLIANT ASSETS

On April 13, 2005 the Company sold the intellectual property, working capital, and equipment assets used in the Alliant operations to an independent third party for a purchase price of $6.3 million, subject to certain adjustments, with $4.6 million paid in cash at closing and $1.1 million of additional payments received through June 30, 2005.  The remaining purchase price of $0.63 million will be paid in equal installments twelve and twenty four months after closing.  The Company recorded a gain of $4.1 million on the sale in the Printed Products Film division of our Specialty Products Group which is included in other income in the consolidated statement of operations for the three and six month periods ended June 30, 2005.  Net sales and net income for this business were $0.1 million and $3.8 million, respectively for the three months ended June 30, 2005 and $0.7 million and $3.5 million, respectively for the six months ended June 30, 2005.    Net sales for the three and six month periods ended June 30, 2004 were $0.7 million and $1.4 million, respectively.  Net loss for the three and six month periods ended June 30, 2004 were $0.2 million and $0.5 million, respectively.

15.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The following condensed consolidating financial statements present, in separate columns, financial information for (i) Pliant Corporation (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries (as specified in the Indentures 2000/2002 Notes, 2003 Notes, 2004 Notes and Amended 2004 Notes (collectively, the “Notes”), on a combined basis, with any investments in non-guarantor subsidiaries specified in the Indentures recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for Pliant Corporation and its subsidiaries on a consolidated basis, and (v) Pliant Corporation on a consolidated basis, in each case as of June 30, 2005 and December 31, 2004 and for the six months ended June 30, 2005 and 2004.  The Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary and each guarantor subsidiary is wholly owned, directly or indirectly, by Pliant Corporation.  There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to Pliant Corporation, within the meaning of Rule 3-10(h)(1) of Regulation S-X.  There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to Pliant Corporation.  The condensed consolidating financial statements are presented herein, rather than separate financial statements for each of the guarantor subsidiaries, because management believes that separate financial statements relating to the guarantor subsidiaries are not material to investors

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2005 (IN THOUSANDS) (UNAUDITED)

	Pliant Corporation Parent Only	Combined Guarantors	Combined Non-Guarantors	Eliminations	Consolidated Pliant Corporation
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$785	$3,476	$—	$4,261
Receivables – net	97,775	7,446	19,947	—	125,168
Inventories	67,966	6,815	11,227	—	86,008
Prepaid expenses and other	1,558	334	1,510	—	3,402
Income taxes receivable	78	156	350	—	584
Deferred income taxes	10,402	—	(920)	—	9,482
Total current assets	177,779	15,536	35,590	—	228,905
PLANT AND EQUIPMENT, Net	242,983	15,625	33,338	—	291,946
GOODWILL	167,583	13,331	1,295	—	182,209
INTANGIBLE ASSETS, Net	4,605	11,099	45	—	15,749
INVESTMENT IN SUBSIDIARIES	(34,006)	—	—	34,006	—
OTHER ASSETS	37,875	—	3,104	—	40,979
TOTAL ASSETS	$596,819	$55,591	$73,372	$34,006	$759,788

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:

Trade accounts payable	$74,121	$5,152	$11,167	$—	$90,440
Accrued liabilities	52,677	4,265	4,052	—	60,994
Current portion of long-term debt	1,327	—	—	—	1,327
Due to (from) affiliates	(128,346)	73,093	55,253	—	—

Total current liabilities	(221)	82,510	70,472	—	152,761
LONG-TERM DEBT, Net of current portion	868,851	—	—	—	868,851
OTHER LIABILITIES	26,022	—	2,702	—	28,724
DEFERRED INCOME TAXES	21,985	4,114	3,171	—	29,270
SHARES SUBJECT TO MANDATORY REDEMPTION	248,867	—	—	—	248,867
Total liabilities	1,165,504	86,624	76,345	—	1,328,473
MINORITY INTEREST	—	—	—	—	—
REDEEMABLE STOCK:
Preferred stock	104	—	—	—	104
Common stock	6,645	—	—	—	6,645
Total redeemable stock	6,749	—	—	—	6,749
STOCKHOLDERS’ (DEFICIT):
Common stock	103,376	14,020	29,302	(43,322)	103,376
Warrants to purchase common stock	39,133	—	—	—	39,133
Retained earnings (deficit)	(702,533)	(46,451)	(24,236)	70,687	(702,533)
Stockholders’ notes receivable	(660)	—	—	—	(660)
Accumulated other comprehensive loss	(14,750)	1,398	(8,039)	6,641	(14,750)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(575,434)	(31,033)	(2,973)	34,006	(575,434)
Total liabilities and stockholders’ (deficit)	$596,819	$55,591	$73,372	$34,006	$759,788

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2004 (IN THOUSANDS) (UNAUDITED)

	Pliant Corporation Parent Only	Combined Guarantors	Combined Non-Guarantors	Eliminations	Consolidated Pliant Corporation
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$704	$4,876	$—	$5,580
Receivables – net	95,439	7,861	22,095	—	125,395
Inventories	74,672	7,411	12,217	—	94,300
Prepaid expenses and other	2,764	370	898	—	4,032
Income taxes receivable	138	223	—	—	361
Deferred income taxes	12,741	—	(780)	—	11,961
Total current assets	185,754	16,569	39,306	—	241,629
PLANT AND EQUIPMENT, Net	240,599	17,127	39,419	—	297,145
GOODWILL	167,583	13,331	1,323	—	182,237
INTANGIBLE ASSETS, Net	5,328	11,692	56	—	17,076
INVESTMENT IN SUBSIDIARIES	(28,793)	—	—	28,793	—
OTHER ASSETS	35,588	—	3,417	—	39,005
TOTAL ASSETS	$606,059	$58,719	$83,521	$28,793	$777,092

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:

Trade accounts payable	$76,515	$5,848	$13,919	$—	$96,282
Accrued liabilities	56,639	3,554	4,645	—	64,838
Current portion of long-term debt	1,994	—	—	—	1,994
Due to (from) affiliates	(133,109)	75,190	57,919	—	—

Total current liabilities	2,039	84,592	76,483	—	163,114
LONG-TERM DEBT, Net of current portion	840,354	—	—	—	840,354
OTHER LIABILITIES	23,608	—	2,846	—	26,454
DEFERRED INCOME TAXES	24,354	3,938	3,141	—	31,433
SHARES SUBJECT TO MANDATORY REDEMPTION	229,910	—	—	—	229,910
Total liabilities	1,120,265	88,530	82,470	—	1,291,265
MINORITY INTEREST	—	—	33	—	33
REDEEMABLE STOCK:
Preferred stock	117	—	—	—	117
Common stock	6,645	—	—	—	6,645
Total redeemable stock	6,762	—	—	—	6,762
STOCKHOLDERS’ (DEFICIT):
Common stock	103,376	14,020	29,302	(43,322)	103,376
Warrants to purchase common stock	39,133	—	—	—	39,133
Retained earnings (deficit)	(650,974)	(45,237)	(22,767)	68,004	(650,974)
Stockholders’ notes receivable	(660)	—	—	—	(660)
Accumulated other comprehensive loss	(11,843)	1,406	(5,517)	4,111	(11,843)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(520,968)	(29,811)	1,018	28,793	(520,968)
Total liabilities and stockholders’ (deficit)	$606,059	$58,719	$83,521	$28,793	$777,092

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING INCOME STATEMENT

FOR THE SIX MONTHS ENDED JUNE 30, 2005 (IN THOUSANDS) (UNAUDITED)

	Pliant Corporation (Parent Only)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated Pliant Corporation

SALES , Net	$436,261	$33,898	$66,039	$(14,064)	$522,134
COST OF SALES	374,562	30,961	63,790	(14,064)	455,249

GROSS PROFIT	61,699	2,937	2,249	—	66,885
OPERATING EXPENSES	38,184	3,184	4,535	—	45,903

OPERATING INCOME	23,515	(247)	(2,286)	—	20,982
INTEREST EXPENSE	(71,598)	(331)	(2,656)	—	(74,585)
EQUITY IN EARNINGS OF SUBSIDIARIES	(2,624)	—	—	2,624	—
OTHER INCOME (EXPENSE), Net	(281)	8	4,212	—	3,939

NET INCOME (LOSS) BEFORE INCOME TAXES	(50,988)	(570)	(730)	2,624	(49,664)
INCOME TAX PROVISION	11	644	680	—	1,335
INCOME(LOSS) FROM CONTINUING OPERATIONS	(50,999)	(1,214)	(1,410)	2,624	(50,999)
LOSS FROM DISCONTINUED OPERATIONS	(560)	—	—	—	(560)
NET INCOME (LOSS)	$(51,559)	$(1,214)	$(1,410)	$2,624	$(51,559)

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING INCOME STATEMENT

FOR THE SIX MONTHS ENDED JUNE 30, 2004 (IN THOUSANDS) (UNAUDITED)

	Pliant Corporation (Parent Only)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated Pliant Corporation

SALES , Net	$385,362	$40,683	$58,708	$(12,769)	$471,984
COST OF SALES	319,538	34,908	54,647	(12,769)	396,324

GROSS PROFIT	65,824	5,775	4,061	—	75,660
OPERATING EXPENSES	38,130	922	4,596	—	43,648

OPERATING INCOME	27,694	4,853	(535)	—	32,012
INTEREST EXPENSE	(73,967)	(314)	(1,915)	—	(76,196)
EQUITY IN EARNINGS OF SUBSIDIARIES	(3,980)	—	—	3,980	—
OTHER INCOME (EXPENSE), Net	(279)	(70)	298	—	(51)

NET INCOME (LOSS) BEFORE INCOME TAXES	(50,532)	4,469	(2,152)	3,980	(44,235)
INCOME TAX PROVISION	1,596	150	614	—	2,360
INCOME(LOSS) FROM CONTINUING OPERATIONS	(52,128)	4,319	(2,766)	3,980	(46,595)
LOSS FROM DISCONTINUED OPERATIONS	—	(5,533)	—	—	(5,533)
NET INCOME (LOSS)	$(52,128)	$(1,214)	$(2,766)	$3,980	$(52,128)

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 (IN THOUSANDS) (UNAUDITED)

	Pliant Corporation (Parent Only)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated Pliant Corporation

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$11,310	$(108)	$(6,635)	$—	$4,567

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	38	605	4,527	—	5,170
Capital expenditures for plant and equipment	(14,633)	(414)	(1,580)	—	(16,627)
Net cash (used in) provided by investing activities	(14,595)	191	2,947	—	(11,457)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of senior secured notes	250,607	—	—	—	250,607
Repayment/ issuance of senior secured discount notes	(250,607)	—	—	—	(250,607)
Payment of financing fees	(7,507)	—	—	—	(7,507)
Repayment of capital leases and other, net	(1,374)	—	—	—	(1,374)
Proceeds from revolving debt, net	14,800	—	—	—	14,800
Proceeds from issuance (repurchase) of preferred stock	(10)	—	—	—	(10)
Net cash provided by financing activities	5,909	—	—	—	5,909

CASH TO DISCONTINUED OPERATIONS	(195)	—	—	—	(195)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,429)	(2)	2,288	—	(143)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	81	(1,400)	—	(1,319)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	—	704	4,876	—	5,580

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$—	$785	$3,476	$—	$4,261

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2004 (IN THOUSANDS) (UNAUDITED)

	Pliant Corporation (Parent Only)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated Pliant Corporation

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(29,045)	$1,860	$26,712	$—	$(473)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for plant and equipment	(5,623)	(328)	(4,959)	—	(10,910)
Net cash used in investing activities	(5,623)	(328)	(4,959)	—	(10,910)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of senior secured discount notes	225,299	—	—	—	225,299
Payment of financing fees	(9,327)	—	—	—	(9,327)
Repayment of term debt and revolver	(195,412)	—	(24,163)	—	(219,575)
Repayment of capital leases and other, net	(1,077)	—	—	—	(1,077)
Proceeds from revolving debt, net	16,000	—	—	—	16,000
Net cash (used in) provided by financing activities	35,483	—	(24,163)		11,320

CASH TO DISCONTINUED OPERATIONS		(1,618)	—	—	(1,618)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(815)	(578)	3,450	—	2,057

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(664)	1,040	—	376

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	—	1,192	2,116	—	3,308

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$—	$528	$3,156	$—	$3,684

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 10-K”). This section contains certain forward-looking statements within the meaning of federal securities laws that involve risks and uncertainties, including statements regarding our plans, objectives, goals, strategies and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under “Cautionary Statement for Forward-Looking Information” below and elsewhere in this report.

General

We generate our revenues, earnings and cash flows from the sale of film and flexible packaging products throughout the world. We manufacture these products at 23 facilities located on 21 sites in the United States, Australia, Canada, Germany and Mexico. Our sales have grown primarily as a result of strategic acquisitions made over the past several years, increased levels of production at acquired facilities, return on capital expenditures and the overall growth in the markets for film and flexible packaging products.

Second Quarter Overview

We recorded sales of $259.2 million in the three months ended June 30, 2005.  This is a 10.2% increase from sales of $235.2 million for the three months ended June 30, 2004, stated on a comparable basis excluding the results of the Pliant Solutions segment (which was sold during the third quarter of 2004 and accounted for as a discontinued operation) for both periods.  Second quarter 2005 sales measured in pounds were 211.0 million, which represents a 3.3% decrease from the second quarter of 2004.

Total segment profit was $25.2 million for the three months ended June 30, 2005, compared to $25.7 million for the three months ended June 30, 2004, presented on a comparable basis excluding the results of the Pliant Solutions segment (which was sold during the third quarter of 2004 and accounted for as a discontinued operation) for both periods.  Segment profit, presented in accordance with generally accepted accounting principles (GAAP), reflects income from continuing operations before interest expense, income taxes, depreciation, amortization, and restructuring costs and non-cash charges. The decrease in segment profit of $0.5 million between periods includes the successful recovery from customers of resin price increases to the Company and a gain from the sale of Alliant assets, offset by a decline in sales volume and increased freight and packaging costs.

Average sales price (“ASP”) for the three months ended June 30, 2005 was $1.228 per pound as compared to $1.077 per pound for the three months ended June 30, 2004.  This 14.0% increase generated approximately $32 million in incremental sales. However, our raw material costs, of which 60% are resin related, increased approximately $27 million.  Furthermore, while our waste in absolute terms declined nearly 17.5% due to internal waste reduction programs, waste in dollars increased due to higher resin costs.  The sales volume decline between periods yielded approximately $3 million less segment profit. Freight and utility costs increased approximately $2 million between periods due to suppliers passing along higher energy costs and packaging costs increased $2 million due to a change in product mix and more complex customer demands.  Lower production levels, driven by inventory reduction initiatives, caused $2 million in under-absorbed overhead as compared to 2004.  The gain on the sale of Alliant assets was $4 million.

On April 13, 2005 the Company sold the intellectual property, working capital, and equipment assets used in the Alliant business to an independent third party for a purchase price of $6.3 million, subject to certain adjustments. During the second quarter, we received $5.2 million in cash, net of certain adjustments, with the balance of the purchase price of $0.63 million in escrow, to be paid in equal installments in twelve and twenty four months after closing. Net sales and net loss for this business from April 1, 2005 through April 13, 2005 were negligible, while net sales and net loss for the three months ended June 30, 2004 were $0.7 million and $0.2 million, respectively.

On April 8, 2005, Pliant Corporation commenced a consent solicitation relating to its 11 1/8% Senior Secured Discount Notes due 2009 (the “2004 Notes”) seeking consents, among other things, to (i) eliminate the current requirement to pay cash interest on the notes beginning in 2007 and, in lieu thereof, pay non-cash interest in the form of additional notes through maturity; (ii) increase the interest rate of the notes for which consents are received; (iii) increase the redemption prices of the notes for which consents are received; and (iv) eliminate certain restrictive covenants as they apply to notes for which consents are not received.  On May 6, 2005, Pliant consummated this solicitation as consents to the proposed amendments were delivered with respect to $298.2 million aggregate principal amount at maturity of the 2004 Notes, all of which were accepted by Pliant.  As a result, $250.6 principal amount of the Amended 2004 Notes were outstanding as of May 6, 2005.  On June 15, 2005, we issued an additional $3.1 principal amount of the Amended 2004 Notes as payment in kind interest pursuant to the amended and restated indenture (the “Additional Notes”).

In addition, $7.8 million aggregate principal amount at maturity of 2004 Notes with respect to which consents were not delivered remain outstanding.  Pliant, certain of its subsidiaries and the trustee also executed an amended and restated indenture governing the Amended 2004 Notes and the 2004 Notes with respect to which consents were not delivered.  Pliant, certain of its subsidiaries and J.P. Morgan Securities Inc., the solicitation agent for the consent solicitation, executed a registration rights agreement with respect to the Amended 2004 Notes.

As a result of the amendments approved in the consent solicitation, the interest rate of the Amended 2004 Notes was increased from 11 1/8% per annum to 11 5/8% per annum.  The Amended 2004 Notes no longer require payment of cash interest beginning in 2007.  Instead, they require payment of non-cash interest in the form of additional notes through maturity.  The amendments also increased the redemption prices of the amended notes.  In addition, the amended and restated indenture eliminates substantially all the restrictive covenants contained in the indenture, as they relate to holders of the 2004 Notes with respect to which consents were not delivered.  The transaction in which the terms of the 2004 Notes were amended to become the Amended 2004 Notes was not registered under the Securities Act of 1933, as amended, or any state securities laws and the Amended 2004 Notes may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and any applicable state securities laws.  Pursuant to a registration rights agreement, Pliant agreed to consummate an exchange offer for the Amended 2004 Notes in which the company will exchange up to $253.8 million aggregate principal amount of the original Amended 2004 Notes for essentially identical notes which will be registered under the Securities Act of 1933, as amended.

Raw Material Costs

The primary raw materials used in the manufacture of most of our products are polypropylene resin, polyethylene resin and PVC resin. The prices of these materials are primarily a function of the price of crude oil and natural gas liquids. Prices for these commodities have risen dramatically over the last year and could continue to rise in the third and fourth quarters of 2005 and beyond.  We have not historically hedged our exposure to raw material increases.,  Raw material costs as a percentage of sales have increased to 53.1% for the second quarter of 2005, from 51.2% for the comparable period of 2004.

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

Results of Operations

The following table sets forth net sales, operating expenses, and operating income, and such amounts as a percentage of net sales, for the three and six months ended June 30, 2005 and 2004 (dollars in millions).

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales

Net sales	$259.2	100.0%	$235.2	100.0%	$522.1	100.0%	$472.0	100.0%
Cost of sales	226.3	87.3	197.9	84.2	455.2	87.2	396.3	84.0
Gross profit	32.9	12.7	37.3	15.8	66.9	12.8	75.7	16.0

Operating expenses before restructuring and other costs	21.7	8.4	21.9	9.3	43.8	8.4	43.7	9.2
Restructuring and other costs	1.9	0.7	—	—	2.1	0.4	—	—
Total operating expenses	23.6	9.1	21.9	9.3	45.9	8.8	43.7	9.2
Operating income	$9.3	3.6%	$15.4	6.5%	$21.0	4.0%	$32.0	6.8%

Three Months Ended June 30, 2005 Compared with the Three Months Ended June 30, 2004

Net Sales

Net sales increased by $24.0 million, or 10.2%, to $259.2 million for the second quarter of 2005 from $235.2 million for the three months ended June 30, 2004. The increase was primarily due to a 14.0% increase in our average selling price, partially offset by a 3.3% decrease in our sales volumes.  See “Operating Segment Review” below for a detailed discussion of sales volumes and selling prices by segment and division.

Gross Profit

Gross profit decreased by $4.4 million to $32.9 million for the second quarter of 2005, from $37.3 million for the three months ended June 30, 2004. This decrease was primarily due to lower sales volume and mix.  See “Operating Segment Review” below for a detailed discussion of the margin variances by segment.

Total Operating Expenses before Restructuring and Other Costs

Total operating expenses before restructuring and other costs decreased $0.2 million, or 0.9%, to $21.7 million for the second quarter of 2005 from $21.9 million for the second quarter of 2004. Research and development costs increased $0.8 million to $2.2 million for the second quarter of 2005 from $1.4 million in the second quarter of 2004, while sales, general and administrative costs decreased $1.0 million to $19.5 million for the second quarter of 2005 from $20.5 million in the second quarter of 2004.

Restructuring and Other Costs

Restructuring and other costs increased by $2.0 million from the second quarter of 2004 due primarily to recognition in 2005 of $1.9 million in net costs to terminate the remaining equipment leases associated with our Shelbyville, Indiana facility. No restructuring costs were recorded in the second quarter of 2004. During the second quarter of 2005, $0.1 million of costs were also recorded for severance and other costs associated with our Harrisville, Rhode Island plant closure in 2004 and $0.2 million in severance costs were recorded in connection with the sale of the Alliant assets, offset in part by reversals to income of $0.2 million of reserves from our previous corporate relocation and the shutdown of our Singapore operations. Restructuring costs associated with our Shelbyville, Indiana facility and the sale of our Alliant assets are reflected in our Specialty Products Group results, while restructuring costs for Harrisville, Rhode Island are reflected in our Engineered Films segment.

Operating Income

Operating income decreased by $6.1 million to $9.3 million for the second quarter of 2005, from $15.4 million for the second quarter of 2004, due to lower sales volume, unfavorable product mix, additional restructuring costs, and greater emphasis on research and development.  In addition, operating income for the second quarter of 2004 was favorably affected by a curtailment gain of $1.6 million related to the curtailment of the U.S. salaried pension plan.  (See note 12 to the condensed consolidated financial statements).

Interest Expense

Interest expense on current and long-term debt increased by $4.6 million, or 18.7%, to $29.2 million for the three months ended June 30, 2005 from $24.6 million for the three months ended June 30, 2004. This increase was principally due to a charge of $2.6 million in the second quarter of 2005 for underwriting, legal and accounting fees associated with consummation of our consent solicitation and $2.0 million incremental interest associated with our outstanding revolver balance and lines of credit.

Interest expense on preferred stock reflects the dividends and accretion on the redeemable preferred stock of the Company that is classified as interest expense in accordance with SFAS No. 150, which we adopted effective January 1, 2004.  Effective October 1, 2005, the annual dividend rate will increase from 14% per annum to 16% per annum if we do not pay all accrued dividends in cash on September 30, 2005.

Other Income (Expense)

Other income was $4.1 million for the three months ended June 30, 2005, as compared to other income of $0.1 million for the three months ended June 30, 2004. The other income for the three months ended June 30, 2005 included a $4.1 million gain on the sale of our Alliant assets in our Specialty Group Segment.

Income Tax Expense

Income tax expense for the three months ended June 30, 2005 was $0.4 million on pretax losses of $25.5 million as compared to income tax expense of $0.7 million on pretax losses of $17.7 million for the same period in 2004. Income tax benefits related to net operating losses in the United States were offset by a valuation allowance as the realization of these tax benefits is not certain. Therefore, the income tax expense in the statements of operations primarily reflects foreign income taxes.

Loss From Continuing Operations

Loss from continuing operations increased by $7.5 million to $25.9 million for the second quarter of 2005, from $18.4 million for the first quarter of 2004, due to the factors discussed above.

Discontinued Operations

On September 30, 2004, we sold substantially all of the assets of our wholly-owned subsidiary, Pliant Solutions Corporation.  Losses from these discontinued operations for the three months ended June 30, 2005 and June 30, 2004 were $0.2 million and $2.9 million, respectively.

Six Months Ended June 30, 2005 Compared with the Six Months Ended June 30, 2004

Net Sales

Net sales increased by $50.1 million, or 10.6%, to $522.1 million for the six months ended June 30, 2005 from $472.0 million for the six months ended June 30, 2004. The increase was primarily due to a 14.4% increase in our average selling price resulting primarily from the pass through of increases in our raw material prices to customers offset by a 3.3% decrease in sales volume.  See “Operating Segment Review” below for a detailed discussion of sales volumes and selling prices by segment and division.

Gross Profit

Gross profit decreased by $8.8 million to $66.9 million for six months ended June 30, 2005, from $75.7 million for the six months ended June 30, 2004. This decrease was primarily due to lower sales volume.  See “Operating Segment Review” below for a detailed discussion of the margin variances by segment.

Total Operating Expenses before Restructuring and Other Costs

Total operating expenses before restructuring and other costs increased $0.1 million, or 0.2%, to $43.8 million for the six months ended June 30, 2005 from $43.7 million for the six months ended June 30, 2004. Research and development costs increased $0.9 million to $4.2 million for the six months ended June 30, 2005 from $3.3 million for the six months ended June 30, 2004, while sales, general and administrative costs decreased $0.8 million to $39.6 million six months ended June 30, 2005 from $ 40.4 million for the six months ended June 30, 2004.

Restructuring and Other Costs

Restructuring and other costs increased by $2.1 million from the six months ended June 30, 2004 due primarily to recognition in 2005 of $1.9 million in net costs to terminate the remaining equipment leases associated with our Shelbyville, Indiana facility.  No restructuring costs were recorded in the six months ended June 30, 2004. During the six months ended June 30, 2005, $0.2 million costs were also recorded for severance and other costs associated with our Harrisville, Rhode Island plant closure in 2004 and $0.2 million in severance costs were recorded in connection with the sale of our Alliant business, offset in part by reversals to income of $0.2 million of reserves from our previous corporate relocation and the shutdown of our Singapore operations as all costs for these programs have been incurred. Restructuring costs associated with our Shelbyville, Indiana facility and the sale of our Alliant assets are reflected in our Specialty Products Group results, while restructuring costs for Harrisville, Rhode Island are reflected in our Engineered Films segment.

Operating Income

Operating income decreased by $11.0 million to $21.0 million for the six months ended June 30, 2005, from $32.0 million for the six months ended June 30, 2004, due to lower sales volume, unfavorable product mix, additional restructuring costs, and greater emphasis on research and development.  In addition operating income for the six months ended June 30, 2004 was favorably affected by a curtailment gain of $1.6 million related to the curtailment of the U.S. salaried pension plan.  (See Note 12 to the condensed consolidated financial statements).

Interest Expense

Interest expense on current and long-term debt decreased by $3.5 million, or 6.0%, to $55.6 million for the six months ended June 30, 2005 from $59.1 million for the six months ended June 30, 2004. This decrease was principally due to a charge in 2004 for the write-off of previously capitalized financing fees and losses related to interest rate derivatives totaling $10.1 million. Excluding this prior year write-off, interest expense increased $6.6 million due to increased accretion of the original issue discount associated with our 2004 Notes and increased interest costs associated with our Amended 2004 Notes. In addition, in the second quarter of 2005, we recorded charges of $2.6 million for underwriting, legal and accounting fees associated with our consent solicitation for our 2004 Notes.

Interest expense on preferred stock reflects the dividends and accretion on the redeemable preferred stock of the Company that is classified as interest expense in accordance with SFAS 150, which we adopted on January 1, 2004.  Effective October 1, 2005, the annual dividend rate will increase from 14% per annum to 16% per annum if we do not pay all accrued dividends in cash on

September 30, 2005.

Other Income (Expense)

Other income was $3.9 million for the six months ended June 30, 2005, as compared to other expense of $0.1 million for the six months ended June 30, 2004. The other income for the six months ended June 30, 2005 included a $4.1 million gain on sale of Alliant offset by $0.2 million of other less significant items.

Income Tax Expense

Income tax expense for the six months ended June 30, 2005 was $1.3 million on pretax losses from continuing operations of $50.0 million as compared to $2.4 million on pretax losses from continuing operations of $44.2 million for the same period in 2004. Income tax benefits related to net operating losses in the United States were offset by a valuation allowance as the realization of these tax benefits is not certain. Therefore, the income tax expense in the statements of operations primarily reflects foreign income taxes.

Loss From Continuing Operations

Loss from continuing operations increased by $4.4 million to $51.0 million for the six months ended June 30, 2005, from $46.6 million for the six months ended June 30, 2004, due to the factors discussed above.

Discontinued Operations

On September 30, 2004, we sold substantially all of the assets of our wholly-owned subsidiary, Pliant Solutions Corporation.  Losses from these discontinued operations for the six months ended June 30, 2005 and June 30, 2004 were $0.6 million and $5.5 million, respectively.

Operating Segment Review

General

We evaluate the performance of our operating segments based on net sales (excluding inter-company sales) and segment profit.  The segment profit reflects income from continuing operations before interest expense, income taxes, depreciation, amortization, restructuring costs and other non-cash charges.  For more information on our operating segments, including a reconciliation of segment profit to income before taxes, see Note 10 to the condensed consolidated financial statements included elsewhere in this report.

We have four reporting segments:  Engineered Films, Performance Films, Industrial Films and Specialty Products Group.

Summary of segment information (in millions of dollars):

	Engineered Films	Performance Films	Industrial Films	Specialty Products Group	Corporate/ Other	Total
Three months ended June 30, 2005
Net sales	$58.9	$25.1	$73.2	$100.3	$1.7	$259.2
Segment profit (loss)	7.0	2.8	5.5	16.0	(6.1)	25.2

Three months ended June 30, 2004
Net sales	$55.2	$24.3	$60.4	$93.8	$1.5	$235.2
Segment profit (loss)	9.3	4.3	6.9	12.6	(7.4)	25.7

Six months ended June 30, 2005
Net sales	$118.5	$50.2	$146.0	$203.1	$4.3	$522.1
Segment profit (loss)	15.2	6.4	11.9	27.3	(13.8)	47.0

Six months ended June 30, 2004

Net sales	$110.6	$50.1	$118.7	$189.9	$2.7	$472.0
Segment profit (loss)	19.2	8.7	13.6	26.0	(14.3)	53.2

Three months ended June 30, 2005 compared with the three months ended June 30, 2004

Engineered Films

Net Sales.  Net sales in Engineered Films increased by $3.7 million, or 6.7%, to $58.9 million for the quarter ended June 30, 2005 from $55.2 million for 2004. This increase was due to an increase in our average selling prices of 11.4%, principally due to the pass-through of raw material price increases and improvements in our sales mix, offset by a 4.2% decrease in sales volume.

Segment profit.  The Engineered Films segment profit was $7.0 million for the quarter ended June 30, 2005, as compared to $9.3 million for the same period in 2004.  This decrease in segment profit was primarily due to lower gross margins from sales volume declines, compression between our average selling price and average raw material costs related to contractual customers and the competitive environment with transactional customers, and increased bad debt expense relating to the bankruptcy of a single customer.

Performance Films

Net sales.  The net sales of our Performance Films segment increased $0.8 million, or 3.3%, to $25.1 million for the quarter ended June 30, 2005 from $24.3 million for the same period in 2004. This increase was principally due to an increase in our average selling prices of 12.9%, primarily due to the pass through of resin price increases to customers, partially offset by a decrease in sales volumes of 8.4%.

Segment profit.  Performance Films segment profit was $2.8 million for the quarter ended June 30, 2005, as compared to $4.3 million for the same period in 2004.  This decrease in segment profit was primarily due to sales volume declines and its associated operating inefficiencies.

Industrial Films

Net sales.  The net sales of our Industrial Films segment increased by $12.8 million, or 21.2%, to $73.2 million for the quarter ended June 30, 2005 from $60.4 million for the quarter ended June 30, 2004. This increase was due to higher sales volumes by 2.7% and an increase in our average selling prices of 18.2%, primarily from the pass through of raw material price increases and higher sales of value added products.

 Segment profit.  The Industrial Films segment profit was $5.5 million for the quarter ended June 30, 2005, as compared to $6.9 million for the same period in 2004.  This $1.4 million decrease in segment profit was due to a significant shift in product mix, higher energy-related freight and utilities costs, and inefficiencies associated with the introduction of new products.

Specialty Products Group

Net sales.  The net sales of our Specialty Products Group segment increased $6.5 million, or 6.9% to $100.3 million for the quarter ended June 30, 2005 from $93.8 million for the quarter ended June 30, 2004. This increase reflects a 15.2% increase in our average selling prices, offset by a sales volume decrease of 7.2%.

Net sales in our Specialty Films division increased $3.7 million, or 8.8%, to $45.9 million for the quarter ended June 30, 2005 from $42.2 million for the quarter ended June 30, 2004. This increase reflects an increase in our average selling prices of 14.5% offset by a decrease in sales volume of 5.0% as a result of one of our major customers losing part of its market share.  Net sales in our Printed Products Films division increased $2.7 million, or 5.2%, to $54.4 million for the quarter ended June 30, 2005 from $51.7 million for the quarter ended June 30, 2004. This increase reflects an increase in our average selling prices of 16.9% offset by a decrease in sales volume of 9.9% largely due to a major customer who filed for reorganization late last year.  In addition, the Printed Products Films Division is experiencing a decline in sales volume attributable to an inventory draw-down by our food industry customers and Pliant as a result of a regulatory change requiring transfat labeling.

Segment profit.  The Specialty Products Group segment profit was $16.0 million for the quarter ended June 30, 2005, as compared to $12.6 million for the quarter ended June 30, 2004. This $3.4 million increase is primarily attributable to a $4.1 million gain on sale of Alliant’s assets, and expanded gross margin due to pass through of resin price increases offset by decreased sales volume and increased freight and packaging costs.

Corporate/Other

Corporate/Other includes our corporate headquarters in Schaumburg, Illinois and our research and development facility in Newport News, Virginia. Unallocated corporate expenses decreased by $1.3 million to $6.1 million for the quarter ended June, 2005, from $7.4 million for the quarter ended June 30, 2004.  This decrease was primarily due to a decrease of $1.0 million in payroll related costs.

Six months ended June 30, 2005 compared with the six months ended June 30, 2004

Engineered Films

Net Sales.  Net sales in Engineered Films increased by $7.9 million, or 7.1%, to $118.5 million for the six months ended June 30, 2005 from $110.6 million the six months ended June 30, 2004. This increase was due to an increase in our average selling prices of 13.0%, principally due to the pass-through of raw material price increases and improvements in our sales mix, offset by a 5.2% decrease in sales volume.

Segment profit.  The Engineered Films segment profit was $15.2 million for the six months ended June 30, 2005, as compared to $19.2 million for the same period in 2004.  This decrease in segment profit was primarily due to lower gross margins from sales volume declines, compression between our average selling price and average raw material costs related to contractual customers and the competitive environment with transactional customers, and increased bad debt expense relating to the bankruptcy of a significant customer.

Performance Films

Net sales.  The net sales of our Performance Films segment increased $0.1 million to $50.2 million for the six months ended June 30, 2005 from $50.1 million for the same period in 2004. This increase was principally due to an increase in our average selling prices of 10.8%, primarily due to the pass through of resin price increases to customers, offset by a decrease in our sales volumes of 9.6%.

Segment profit.  Performance Films segment profit was $6.4 million for the six months ended June 30, 2005, as compared to $8.7 million for the same period in 2004.  This decrease in segment profit was primarily due to sales volume declines and its associated operating inefficiencies and additional bad debt expense.

Industrial Films

Net sales.  The net sales of our Industrial Films segment increased by $27.3 million, or 23.0%, to $146.0 million for six months ended June 30, 2005 from $118.7 million for the six months ended June 30, 2004. This increase was due to higher sales volumes by 3.6% and an increase in our average selling prices of 18.8%, primarily from the pass through of raw material price increases and higher sales of value added products.

 Segment profit.  The Industrial Films segment profit was $11.9 million for the six months ended June 30, 2005, as compared to $13.6 million for the same period in 2004.  This $1.7 million decrease in segment profit was due to a significant shift in product mix, higher energy-related freight and utilities costs, and inefficiencies associated with the introduction of new products.

Specialty Products Group

Net sales.  The net sales of our Specialty Products Group segment increased $13.2 million, or 7.0% to $203.1 million for the six months ended June 30, 2005 from $189.9 million for the six months ended June 30, 2004. This increase reflects a 14.9% increase in our average selling prices, offset by a sales volume decrease of 7.0%.

Net sales in our Specialty Films division increased $6.0 million, or 6.7%, to $95.7 million for the six months ended June 30, 2005 from $89.7 million for the six months ended June 30, 2004. This increase reflects an increase in our average selling prices of 13.2% offset by a decrease in sales volume of 5.8% as a result of one of our major customers losing part of its market share.  Net sales in our Printed Products Films division increased $7.2 million, or 7.2%, to $107.4 million for the six months ended June 30, 2005 from $100.2 million for the six months ended June 30, 2004. This increase reflects an increase in our average selling prices of 17.1% offset by a decrease in sales volume of 8.5% largely due to a major customer who filed for reorganization late last year.  In addition, the Printed Products Films Division is experiencing a decline in sales volume attributable to an inventory draw-down by our food industry customers and Pliant as a result of a regulatory change requiring transfat labeling and the reduction of sales volume from the rationalization of marginally profitable customer accounts late in 2004.

Segment profit.  The Specialty Products Group segment profit was $27.3 million for the six months ended June 30, 2005, as compared to $26.0 million for the six months ended June 30, 2004. This $1.3 million increase is primarily attributable to a $3.9 million increase in gross margin attributable to the pass through of resin price increases, lower sales, general and administrative costs and a $4.1 million gain on sale of Alliant’s assets, offset by increased freight, packaging and labor costs.

Corporate/Other

Corporate/Other includes our corporate headquarters in Schaumburg, Illinois and our research and development facility in Newport News, Virginia. Unallocated corporate expenses decreased by $0.5 million to $13.8 million for six months ended June 30, 2005, from $14.3 million for the six months ended June 30, 2004, primarily due to a decrease in payroll related costs.

Liquidity and Capital Resources

Sources of capital

Our principal sources of funds are cash generated by our operations and borrowings under our revolving credit facility. In addition, we have raised funds through the issuance of senior debt and the sale of shares of our preferred stock.  As of June 30, 2005, our outstanding long-term debt consisted of: $38.8 million of borrowings under our revolving credit facility; $254.9 million of our Amended 2004 Notes; $313.7 million of our 2000/2002 Notes; $250.0 million of our 2003 Notes; and $6.7 million of our 2004 Notes.

Although our $100 million revolving credit facility is at a variable rate of interest, this facility carries substantially fewer financial covenants than our previous credit facilities, thereby substantially reducing our exposure to covenant default risk.  In addition, we have realized greater short-term liquidity and flexibility in our debt structure through elimination of a number of the financial and other covenants in our prior credit facilities, elimination of current requirements to pay cash interest on our Amended 2004 Notes by requiring payment of non-cash interest in the form of additional notes through maturity.

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

The revolving credit facility matures on February 17, 2009.  The interest rates are at LIBOR plus 2.5% to 3.0% or ABR plus 1.5% to 2.0%.  The average rate on borrowings outstanding during the second quarter of 2005 was 7.42%.  The commitment fee for the unused portion of the revolving credit facility is 0.50% per annum.

The borrowings under the revolving credit facility may be limited to a reduced availability.  Reduced Availability (RA) is defined as: if the borrowing base is less than $110,000,000 and the Fixed Charge Coverage Ratio (FCCR) is less than 1.1, the reduced availability is the borrowing base minus $10,000,000.  Furthermore, if the FCCR is less than that prescribed in our credit agreement, RA is the lesser of the commitment or the borrowing base minus $15,000,000.  As of June 30, 2005, we had approximately $50.2 million available for borrowing under our revolving credit agreement.

11 5/8% Senior Secured Notes due 2009 (the “Amended 2004 Notes”)

On April 8, 2005, Pliant Corporation commenced a consent solicitation relating to its 2004 Notes seeking consents, among other things, to (i) eliminate the current requirement to pay cash interest on the notes beginning in 2007 and, in lieu thereof, pay non-cash interest in the form of additional notes through maturity; (ii) increase the interest rate of the notes for which consents are received; (iii) increase the redemption prices of the notes for which consents are received; and (iv) eliminate certain restrictive covenants as they apply to notes for which consents are not received.  On May 6, 2005, Pliant consummated this solicitation as consents to the proposed amendments were delivered with respect to $298.2 million aggregate principal amount at maturity of the 2004 Notes, all of which were accepted by Pliant.  As a result, $250.6 million principal amount of the Amended 2004 Notes were outstanding as of May 6, 2005.  On June 15, 2005, we issued an additional $3.1 million principal amount of the Amended 2004 Notes as payment in kind interest pursuant to the amended and restated indenture (the “Additional Notes”).

In addition, $7.8 million aggregate principal amount at maturity of 2004 Notes with respect to which consents were not delivered remain outstanding.  Pliant, certain of its subsidiaries and the trustee also executed an amended and restated indenture governing the Amended 2004 Notes and the 2004 Notes with respect to which consents were not delivered.  Pliant, certain of its subsidiaries and J.P. Morgan Securities Inc., the solicitation agent for the consent solicitation, executed a registration rights agreement with respect to the Amended 2004 Notes.

As a result of the amendments approved in the consent solicitation, the interest rate of the Amended 2004 Notes was increased from 11 1/8% per annum to 11 5/8% per annum.  The Amended 2004 Notes no longer require payment of cash interest beginning in 2007.  Instead, they require payment of non-cash interest in the form of additional notes through maturity.  The amendments also increased the redemption prices of the amended notes.  In addition, the amended and restated indenture eliminates substantially all the restrictive covenants contained in the indenture, as they relate to holders of the 2004 Notes with respect to which consents were not delivered.  The transaction in which the terms of the 2004 Notes were amended to become the Amended 2004 Notes was not registered under the Securities Act of 1933, as amended, or any state securities laws and the Amended 2004 Notes may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and any applicable state securities laws.  Pursuant to a registration rights agreement, Pliant agreed to consummate an exchange offer for the Amended 2004 Notes in which the company will exchange up to $253.8 million aggregate principal amount of the original Amended 2004 Notes for essentially identical notes which will be registered under the Securities Act of 1933, as amended.

On or after June 15, 2007, we may redeem some or all of the Amended 2004 Notes at the following redemption prices (expressed as percentages of the sum of the principal amount, plus accrued and unpaid interest); 111.625% if redeemed prior to June 15, 2007; 108.719% if redeemed prior to December 15, 2007; 105.813% if redeemed prior to June 15, 2008; 102.906% if redeemed prior to December 15, 2008; and 100.000% if redeemed on or before June 15, 2009.

Prior to June 15, 2007, we may redeem up to a maximum of 35% of the principal amount of the Amended 2004 Notes with the net cash proceeds of certain equity offerings by us at a redemption price equal to 111.625% of the sum of the principal amount plus accrued and unpaid interest, provided that after giving effect to such redemption (i) at least 65% of the principal amount of the Amended 2004 Notes remain outstanding and (ii) any such redemption by us is made within 120 days after such equity offering.

The Amended 2004 Notes are secured, on a first-priority basis by the First-Priority Collateral and on a second-priority basis by the Second-Priority Collateral.

11 1/8% Senior Secured Discount Notes due 2009 (the “2004 Notes”)

On February 17, 2004 we completed the sale of $306 million ($225.3 million of proceeds) principal at maturity of our 2004 Notes. The proceeds of the offering were used to repay and terminate the credit facilities that existed at December 31, 2003.  The 2004 Notes are guaranteed by the same domestic subsidiaries that guarantee the 2000/2002 Notes and the 2003 Notes and certain of our foreign subsidiaries that guarantees indebtedness of the Company.  The 2004 Notes were issued under an indenture dated February 17, 2004, among us, the subsidiary guarantors party thereto and Wilmington Trust Company, as trustee.

The 2004 Notes are senior secured obligations of the Company and are secured by first-priority security interests in the First-Priority Collateral, which consists of substantially all the real property, fixtures, equipment, intellectual property and all other assets, other than Second-Priority Collateral, of the Company and the subsidiary guarantors, together with the proceeds therefrom and improvements, alterations and repairs thereto, as well as any assets required to be added to the First-Priority Collateral pursuant to the terms of the indenture or related security documents.  The 2004 Notes are secured by a second-priority interest in the Second-Priority Collateral, rank equally in right of payment with all existing and any future subordinated obligations of the Company and are effectively subordinated to all liabilities and preferred stock of each subsidiary guarantor.  The 2004 Notes will mature on June 15, 2009.  On May 6, 2005 we completed the consent solicitation relating to our 2004 Notes.  Consents were delivered with respect to $298.2 million aggregate principal amount at maturity of the 2004 Notes.  As a result, $7.8 million aggregate principal amount at maturity of 2004 Notes remain outstanding.

Unless we elect to pay cash interest as described below, and except under certain limited circumstances, the 2004 Notes will accrete from the date of issuance at the rate of 11 1/8% until December 15, 2006, compounded semiannually on each June 15 and December 15 commencing June 15, 2004, to an aggregate principal amount of $1,000 per note ($7.8 million in the aggregate assuming no redemption or other repayments).  Commencing on December 15, 2006, interest on the 2004 Notes will accrue at the rate of 11 1/8% per annum and will be payable in cash semiannually on June 15 and December 15, commencing on June 15, 2007.

On any interest payment date prior to December 15, 2006, we may elect to commence paying cash interest (from and after such interest payment date) in which case (i) we will be obligated to pay cash interest on each subsequent interest payment date, (ii) the 2004 Notes will cease to accrete after such interest payment date and (iii) the outstanding principal amount at the stated maturity of each note will equal the accreted value of such 2004 Notes as of such interest payment date.

At any time prior to June 15, 2007, we may redeem up to 35% of the accreted value of the 2004 Notes with the net cash proceeds of certain equity offerings by us at a redemption price equal to 111.125% of the accreted value thereof plus accrued interest, so long as (i) at least 65% of the accreted value of the 2004 Notes remains outstanding after such redemption and (ii) any such redemption by us is made within 120 days after such equity offering.

11 1/8% Senior Secured Notes due 2009 (the “2003 Notes”)

Our 2003 Notes rank equally with our existing and future senior debt and rank senior to our existing and future subordinated indebtedness, including the 2000/2002 Notes. The 2003 Notes are secured by a first priority security interest in the First Priority Collateral and a second priority security interest in the Second Priority Collateral.  The 2003 Notes are guaranteed by some of our subsidiaries.

Prior to June 1, 2007, we may, on one or more occasions, redeem up to a maximum of 35% of the original aggregate principal amount of the 2003 Notes with the net cash proceeds of one or more equity offerings by us at a redemption price equal to 111.125% of the principal amount thereof, plus accrued and unpaid interest.  Otherwise, we may not redeem the 2003 Notes due 2009 prior to June 1, 2007.  On or after that date, we may redeem some or all of the 2003 Notes at the following redemption prices (expressed as a percentage of principal amount), plus accrued and unpaid interest: 105.563% if redeemed prior to June 1, 2008; 102.781% if redeemed prior to June 1, 2009; and 100% if redeemed on or after June 1, 2009.

13% Senior Subordinated Notes due 2010 (the “2000/2002 Notes”)

Our 2000/2002 Notes are subordinated to all of our existing and future senior debt, rank equally with any future senior subordinated debt, and rank senior to any future subordinated debt. 2000/2002 Notes due 2010 are guaranteed by some of our subsidiaries. The 2000/2002 Notes are unsecured.

Preferred stock

We have approximately $242.5 million of Series A Cumulative Exchangeable Redeemable Preferred Stock outstanding. The Series A preferred stock accrues dividends at the rate of 14% per annum; however, our board of directors has never declared or paid any dividends on the Series A preferred stock. Unpaid dividends accumulate and are added to the liquidation amount of the Series A preferred stock. Effective October 1, 2005, the annual dividend rate will increase from 14% per annum to 16% per annum if we do not pay all accrued dividends in cash on September 30, 2005. The Series A preferred stock is mandatorily redeemable on May 31, 2011.

In addition, we have $0.1 million of Series B Redeemable Preferred Stock outstanding.  During 2004, we adopted a 2004 Restricted Stock Incentive Plan, pursuant to which we sold to our President and Chief Executive Officer and selected additional officers of the Company, all 720 shares of a newly-created, non-voting Series B Redeemable Preferred Stock (the “Series B Preferred Stock”) for a cash purchase price of $162 per share.  These shares of Series B Preferred Stock were issued in private transactions with officers of the Company and therefore were exempt from the registration requirements of the Securities Act of 1933.  During 2005, 76 authorized shares of Series B Preferred Stock have been repurchased from officers for $162 per share.

Net Cash Provided by/Used in Continuing Operating Activities

Net cash provided by continuing operating activities was $4.6 million for the six months ended June 30, 2005, an increase of $5.1 million, as compared to net cash used in continuing operating activities of $0.5 million for the same period in 2004.  This increase was due to reductions in working capital items of $14.1 million, offset by increased loss from continuing operations of $4.7 million and gain on disposal of assets of $4.2 million.

Net Cash Used in Investing Activities

Net cash used in investing activities increased $0.6 million to $11.5 million for the six months ended June 30, 2005, from $10.9 million for the six months ended June 30, 2005. This increase included an increase in capital expenditures from $10.9 million in 2004 to $16.6 million in 2005, offset by $5.2 million in net proceeds from sale of Alliant.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $5.9 million for the six months ended June 30, 2005, as compared to net cash provided by financing activities of $11.3 million for the six months ended June 30, 2004. The activity for the first six months of 2005 includes an exchange of $250.6 million accreted value of our 2004 Notes for $250.6 million in Amended 2004 Notes, $4.9 million in consent fees and $2.6 million of associated underwriter, legal and accountants fees; repayment of $1.4 million in obligations under capital leases and insurance related financing and; $14.8 million borrowings, net of repayments, under a revolving credit facility.  The activity for the first six months of 2004 includes the net proceeds from the issuance of senior secured discount notes of $225.3 million net of financing fees paid of $9.3 million and the repayment of the old credit facilities of $219.6 million. In addition, we borrowed $16.0 million net of repayments under the credit facility for operations and paid $1.1 million for capital leases.

Liquidity

As of June 30, 2005, we had approximately $77.6 million of working capital excluding current maturities of long term debt.  As of June 30, 2005 we have approximately $46.9 million available for borrowings under our $100.0 million revolving credit facility, with outstanding borrowings of approximately $38.8 million and approximately $7.1 million of letters of credit issued under our revolving credit facility. The borrowings under the revolving credit facility are limited to 75% of the lesser of the total commitment at such time and the borrowing base in effect at such time if the fixed coverage ratio defined in the new revolving credit facility is less than or equal to 1.10 to 1.00.  Daily borrowings outstanding under the revolving credit facility averaged $46.2 million during the second quarter.  Our outstanding borrowings under our revolving credit facility fluctuate significantly during each quarter as a result of the timing of payments for raw materials, capital and interest, as well as the timing of customer collections.

As of June 30, 2005, we had approximately $4.3 million in cash and cash equivalents.  A portion of this amount was held by our foreign subsidiaries.  Repatriation tax rates may limit our ability to access cash and cash equivalents generated by our foreign operations for use in our U.S. operations, including to pay principal and interest on outstanding borrowings.

Our total capital expenditures were approximately $24 million in 2004 and are expected to be approximately $33 million in 2005.  These expenditures are focused on projects to lower operating costs, add capacity for high value products, expand research and development programs, and bring new innovative products to market.

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

Changes in raw materials costs can significantly affect the amount of cash provided by our operating activities, which can affect our liquidity.  Over the last eighteen months, we have experienced a period of extreme uncertainty with respect to resin supplies and prices.  High crude oil and natural gas pricing have had a significant impact on the price and supply of resins.  During the same period, many major suppliers of resin have announced price increases to cover their increases in feedstock costs.  While the prices of our products generally fluctuate with the prices of resins, certain of our customers have contracts that limit our ability to pass the full cost of higher resin pricing through to our customers immediately.  Further, competitive conditions in our industry may make it difficult for us to sufficiently increase our selling prices for all customers to reflect the full impact of increases in raw material costs.  If this period of high resin pricing continues, we may be unable to pass on the entire effect of the price increases to our customers, which would adversely affect our profitability and working capital.  In addition, further increases in crude oil and natural gas prices could make it difficult for us to obtain an adequate supply of resin from manufacturers affected by these factors.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. These risks include, but are not limited to: general economic and business conditions, particularly an economic downturn; industry trends; increases in our leverage; interest rate increases; changes in our ownership structure; raw material costs and availability, particularly resin; competition; the loss of any of our significant customers; changes in the demand for our products; new technologies; changes in distribution channels or competitive conditions in the markets or countries in which we operate; costs of integrating any future acquisitions; loss of our intellectual property rights; operational difficulties at any of our plants; foreign currency fluctuations and devaluations and political instability in our foreign markets; changes in our business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; and increases in the cost of compliance with laws and regulations, including environmental laws and regulations. Each of these risks and certain other uncertainties are discussed in more detail in the 2004 Form 10-K.  There may be other factors, including those discussed elsewhere in this report that may cause our actual results to differ materially from the forward-looking statements.  Any forward-looking statements should be considered in light of these factors.

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

Since the repayment of $219.6 million of variable rate term debt with the proceeds of our 2004 Notes and borrowings under our revolving credit facility on February 17, 2004 our interest rate risk has decreased substantially.

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

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are filed with this report.

10.1	Pliant Corporation 2005 Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Pliant Corporation’s Current Report on Form 8-K (filed on June 13, 2005)).

10.2

Exhibits to Pliant Corporation 2005 Management Incentive Compensation Plan for R. David Corey Plan (incorporated by reference to Exhibit 10.2 to Pliant Corporation’s Current Report on Form 8-K (filed June 13, 2005)).

10.3

Exhibits to Pliant Corporation 2005 Management Incentive Compensation Plan for Paul R. Frantz Plan (incorporated by reference to Exhibit 10.3 to Pliant Corporation’s Current Report on Form 8-K (filed June 13, 2005)).

10.4

Exhibits to Pliant Corporation 2005 Management Incentive Compensation Plan for Greg E. Gard Plan (incorporated by reference to Exhibit 10.4 to Pliant Corporation’s Current Report on Form 8-K (filed June 13, 2005)).

10.5

Exhibits to Pliant Corporation 2005 Management Incentive Compensation Plan for Kenneth J. Swanson Plan (incorporated by reference to Exhibit 10.5 to Pliant Corporation’s Current Report on Form 8-K (filed June 13, 2005)).

10.6

Employment Agreement, dated June 10, 2005, between Pliant Corporation and R. David Corey (incorporated by reference to Exhibit 10.6 to Pliant Corporation’s Current Report on Form 8-K (filed on June 13, 2005)).

10.7

Amended and Restated Indenture, dated as of February 17, 2004 (as amended and restated May 6, 2005) (incorporated by reference to Exhibit 4.26 to Post-Effective Amendment No. 2 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-114608)).

10.8

Exchange and Registration Rights Agreement, dated as of May 6, 2005 (incorporated by reference to Exhibit 4.27 to Post-Effective Amendment No. 2 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-114608)).

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

PLIANT CORPORATION

/s/ HAROLD BEVIS
HAROLD BEVIS
Chief Financial Officer
(Authorized Signatory and
Principal Executive, Financial and Accounting Officer)

Date: August 9, 2005

INDEX TO EXHIBITS

Exhibits

10.1	Pliant Corporation 2005 Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Pliant Corporation’s Current Report on Form 8-K (filed on June 13, 2005)).

10.2

Exhibits to Pliant Corporation 2005 Management Incentive Compensation Plan for R. David Corey Plan (incorporated by reference to Exhibit 10.2 to Pliant Corporation’s Current Report on Form 8-K (filed June 13, 2005)).

10.3

Exhibits to Pliant Corporation 2005 Management Incentive Compensation Plan for Paul R. Frantz Plan (incorporated by reference to Exhibit 10.3 to Pliant Corporation’s Current Report on Form 8-K (filed June 13, 2005)).

10.4

Exhibits to Pliant Corporation 2005 Management Incentive Compensation Plan for Greg E. Gard Plan (incorporated by reference to Exhibit 10.4 to Pliant Corporation’s Current Report on Form 8-K (filed June 13, 2005)).

10.5

Exhibits to Pliant Corporation 2005 Management Incentive Compensation Plan for Kenneth J. Swanson Plan (incorporated by reference to Exhibit 10.5 to Pliant Corporation’s Current Report on Form 8-K (filed June 13, 2005)).

10.6

Employment Agreement, dated June 10, 2005, between Pliant Corporation and R. David Corey (incorporated by reference to Exhibit 10.6 to Pliant Corporation’s Current Report on Form 8-K (filed on June 13, 2005)).

10.7

Amended and Restated Indenture, dated as of February 17, 2004 (as amended and restated May 6, 2005) (incorporated by reference to Exhibit 4.26 to Post-Effective Amendment No. 2 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-114608)).

10.8

Exchange and Registration Rights Agreement, dated as of May 6, 2005 (incorporated by reference to Exhibit 4.27 to Post-Effective Amendment No. 2 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-114608)).

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