Form 10-Q
period 2005-09-30
PLIANT CORP
filed 2005-11-21
CIK 1049442

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On November 21, 2005, there were 571,711 outstanding shares of the registrant’s Common Stock.

PLIANT CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004 (DOLLARS IN THOUSANDS)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,949	$5,580
Receivables, net of allowances of $6,088 and $4,489, respectively	131,320	125,395
Inventories	91,266	94,300
Prepaid expenses and other	5,023	4,032
Income taxes receivable, net	1,388	361
Deferred income taxes	9,490	11,961
Total current assets	245,436	241,629

PLANT AND EQUIPMENT, net	293,384	297,145
GOODWILL	182,245	182,237
INTANGIBLE ASSETS, net	15,384	17,076
OTHER ASSETS	39,855	39,005
TOTAL ASSETS	$776,304	$777,092

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Trade accounts payable	$101,278	$96,282
Accrued liabilities:
Interest payable	16,126	12,985
Customer rebates	7,844	8,391
Other	40,163	43,462
Current portion of long-term debt	1,355	1,994
Total current liabilities	166,766	163,114
LONG-TERM DEBT, net of current portion	885,630	840,354
OTHER LIABILITIES	28,725	26,454
DEFERRED INCOME TAXES	29,438	31,433
SHARES SUBJECT TO MANDATORY REDEMPTION (Note 11)	258,908	229,910
Total Liabilities	1,369,467	1,291,265
MINORITY INTEREST	—	33
REDEEMABLE PREFERRED STOCK – Series B – 720 shares authorized, no par value, 644 and 720 shares outstanding as of September 30, 2005 and December 31, 2004, respectively	104	117
REDEEMABLE COMMON STOCK – no par value; 60,000 shares authorized; 10,873 shares outstanding at September 30, 2005 and December 31, 2004, net of related stockholders’ notes receivable of $1,827 at September 30, 2005 and December 31, 2004	6,645	6,645
STOCKHOLDERS’ DEFICIT:
Common stock – no par value; 10,000,000 shares authorized, 542,638 shares outstanding at September 30, 2005 and December 31, 2004	103,376	103,376
Warrants to purchase common stock	39,133	39,133
Accumulated deficit	(727,954)	(650,974)
Stockholders’ notes receivable	(660)	(660)
Accumulated other comprehensive loss	(13,807)	(11,843)
Total stockholders’ deficit	(599,912)	(520,968)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$776,304	$777,092

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (IN THOUSANDS) (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

NET SALES	$261,973	$243,160	$784,107	$715,144

COST OF SALES	229,501	206,941	684,750	603,265

Gross profit	32,472	36,219	99,357	111,879

OPERATING EXPENSES:
Sales, General and Administrative	18,573	19,345	58,162	59,729
Research and Development	2,353	1,467	6,585	4,731
Restructuring and Other Costs (note 3)	351	2,166	2,433	2,166

Total operating expenses	21,277	22,978	67,180	66,626

OPERATING INCOME	11,195	13,241	32,177	45,253

INTEREST EXPENSE-Current and Long-term debt (note 5, 9)	(26,734)	(25,098)	(82,362)	(84,261)

INTEREST EXPENSE-Redeemable Preferred Stock (note 11)	(10,041)	(9,003)	(28,998)	(26,036)
OTHER INCOME(EXPENSE) – Net	20	(15)	3,959	(66)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(25,560)	(20,875)	(75,224)	(65,110)

INCOME TAX EXPENSE (BENEFIT)	(139)	933	1,196	3,293

LOSS FROM CONTINUING OPERATIONS	(25,421)	(21,808)	(76,420)	(68,403)

DISCONTINUED OPERATIONS
Loss from discontinued operations	—	(1,862)	(560)	(7,395)
Loss on sale of discontinued operations	—	(8,486)	—	(8,486)
LOSS ON DISCONTINUED OPERATIONS	—	(10,348)	(560)	(15,881)

NET LOSS	$(25,421)	$(32,156)	$(76,980)	$(84,284)

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (IN THOUSANDS) (UNAUDITED)

	2005	2004
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
Net loss	$(76,980)	$(84,284)
Adjustments to reconcile net loss to net cash (used in)/ provided by continuing operating activities:
Depreciation and amortization	29,955	31,090
Amortization of deferred financing costs and accretion of debt discount	27,624	27,320
Deferred dividends and accretion on preferred shares	28,998	26,036
Deferred income taxes	1,579	1,486
Non-cash plant closing costs	—	1,960
Loss from discontinued operations	560	11,886
Write-downs of impaired assets from discontinued operations	—	3,995
Gain on disposal of assets	(4,167)	(131)
Changes in assets and liabilities:
Receivables	(6,563)	(21,506)
Inventories	3,260	(365)
Prepaid expenses and other	(975)	(1,865)
Income taxes payable/receivable	(1,225)	2,565
Other assets	1,395	2,739
Trade accounts payable	4,573	20,088
Accrued liabilities	(693)	2,746
Other liabilities	2,554	(3,268)
Other	(33)	(236)
Net cash (used in) / provided by continuing operating activities	9,862	20,256

CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES:
Proceeds from sale of assets	5,191	6,450
Capital expenditures for plant and equipment	(26,422)	(14,974)

Net cash used in continuing investing activities	(21,231)	(8,524)

CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES:
Repurchase of preferred stock	(10)	—
Issuance of senior secured notes	250,607	—
Repayment/Net proceeds from issuance of senior secured discount notes	(250,607)	225,299
Payment of financing fees	(7,643)	(9,354)
Repayments of term debt and revolver	—	(219,575)
Repayment of capital leases and other, net	(1,488)	34
Proceeds from revolving debt – net	24,100	—

Net cash provided by/(used in) continuing financing activities	14,959	(3,596)

CASH USED IN DISCONTINUED OPERATIONS	(195)	(5,838)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,026)	181

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,369	2,479

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	5,580	3,308
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$6,949	$5,787

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$59,547	$57,504
Income taxes	2,190	1,571
Other non-cash disclosure:
Preferred Stock dividends accrued but not paid	$28,149	$24,579

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005   (IN THOUSANDS) (UNAUDITED)

	Common Stock		Warrants To Purchase Common Stock	Accumulated Deficit	Stockholders’ Notes Receivable	Accumulated Other Comprehensive Loss	Total
	Shares	Amount

BALANCE, DECEMBER 31, 2004	543	$103,376	$39,133	$(650,974)	$(660)	$(11,843)	$(520,968)

Net loss				(76,980)			(76,980)

Foreign currency translation adjustment						(1,964)	(1,964)

BALANCE, SEPTEMBER 30, 2005	543	$103,376	$39,133	$(727,954)	$(660)	$(13,807)	$(599,912)

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                    BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared, without audit, in accordance with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. The information reflects all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows of Pliant Corporation and its subsidiaries (“Pliant,” the “Company” or “we”) as of the dates and for the periods presented. Results of operations for the periods ended September 30, 2005 are not necessarily indicative of results of operations to be expected for the full fiscal year.

Certain information in footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Certain reclassifications have been made to the condensed consolidated financial statements for the periods ended September 30, 2004 for comparative purposes.

2.                    INVENTORIES

Inventories are valued at the lower of cost (using the first-in, first-out method) or market value. Inventories as of September 30, 2005 and December 31, 2004 consisted of the following (in thousands):

	September 30, 2005	December 31, 2004

Finished goods	$44,545	$47,259
Raw materials	39,896	37,595
Work-in-process	6,825	9,446

Total	$91,266	$94,300

3.       RESTRUCTURING AND OTHER COSTS

Restructuring and other costs include plant closing costs (including costs related to relocation of manufacturing equipment), office closing costs and other costs related to workforce reductions.

The following table summarizes restructuring and other costs for the three and nine months ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Plant closing costs:
Severance	$56	$133	$415	$133
Relocation of production lines	—	—	—	—
Other plant closure costs	295	139	2,229	139
	351	272	2,644	272
Office closing and workforce reduction costs:
Severance	—	—	(84)	—
Leases	—	—	(127)	—
Subtotal Plant and office closing	—	—	(211)	—

Long term asset impairments related to plant
Closings	—	1,894	—	1,894
Total Restructuring and other costs	$351	$2,166	$2,433	$2,166

The following table summarizes the roll-forward of the reserve from December 31, 2004 to September 30, 2005:

			Accruals for the nine months ended
	December 31, 2004		September 30, 2005				Payments	September 30, 2005
	# Employees	Accrual	Additional				/	# Employees	Accrual
	Terminated	Balance	Employees	Severance	Other	Total	Charges	Terminated	Balance
Plant Closing Costs:

Merced	54	$1,000	—	—	—	$—-	$—	54	$1,000
Shelbyville	8	1,087	—	—	2,113	2,113	(1,227)	8	1,973
Leases	—	1,614	—	—	—	—	(396)	—	1,218
Rhode Island	49	14	—	139	116	255	(262)	49	7
Alliant	—	—	19	276	—	276	(268)	19	8
	111	$3,715	19	415	2,229	$2,644	$(2,153)	130	$4,206

Office Closing and Workforce Reduction Costs:
Leases	—	$610	—	—	—	$—	$(223)	—	$387
Severance	114	84	—	(84)	—	(84)	—	114	—
Singapore	—	127	—	—	(127)	(127)	—	—
	114	$821	—	(84)	(127)	$(211)	$(223)	114	387

Total Plant & Office closing	225	$4,536	19	331	2,102	$2,433	$(2,376)	244	$4,593

Plant Closing Costs

2005 – During 2005, we accrued $2.1 million for the net costs to terminate the remaining equipment lease agreements associated with our Shelbyville, Indiana facility, incurred $0.2 million of security, severance and other plant closure costs associated with our Harrisville, Rhode Island facility and incurred $0.3 million in severance costs associated with the sale of our Alliant business in the second quarter. The Shelbyville, Indiana and Alliant related restructuring costs are attributable to our Specialty Products Group and the Harrisville, Rhode Island costs are attributable to our Engineered Films segment.

2004 – During the third quarter of 2004, we closed our Harrisville, Rhode Island facility and moved its production to more modern and efficient facilities. This restructuring plan resulted in a workforce reduction of 49 positions. All restructuring plan costs are attributable to our Engineered Films segment and are anticipated to total $2.7 million, consisting primarily of fixed asset impairment of $1.4 million, equipment relocation costs of $0.4 million, severance and other personnel related costs of $0.3 million and other costs of $0.6 million.  Substantially all costs associated with this plant closure have been incurred.

2003 – During 2003, we accrued the present value of future lease payments on three buildings we no longer occupied.  As of September 30, 2005, $1.2 million of these accruals are remaining.

2002 – In September 2002, we approved a plan to close our production facility in Merced, California and relocate its production lines to our plants in Toronto, Canada and Danville, Kentucky.  The costs associated with the planned reduction in workforce and relocating the production lines are completed.  As of September 30, 2005, the remaining accrued reserve of $1.0 million for the Merced restructuring relates to environmental remediation.

Office Closing and Workforce Reduction Costs

2002 – During 2002, we implemented four workforce reduction programs whereby 111 employees were terminated.  Total severance costs including benefits, for these terminations were included as part of restructuring and other costs in our consolidated statement of operations for 2002.  As of June 30, 2005, no further costs were incurred in connection with the workforce reduction program.  As such, the accrual remaining at December 31, 2004 of $0.1 million was credited to income as a reduction to restructuring and other costs in our consolidated statement of operations for the second quarter of 2005.

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

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment of Long-Lived Assets,” Pliant Solutions is being accounted for as a discontinued operation and, accordingly, its operating results are segmented and reported as discontinued operations in the accompanying condensed consolidated statement of operations. Net sales for the three and nine month periods ended September 30, 2004 were $7.7 million and $22.6 million, respectively. No tax benefits were recorded on the losses from discontinued operations or the loss on sale of discontinued operations as realization of these tax benefits is not certain.

5.                    INTEREST EXPENSE – Current and Long-term debt

Interest expense – current and long-term debt in the statement of operations for the three and nine month periods ended September 30, 2005 and 2004 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Interest expense accrued, net	$25,204	$23,973	$75,884	$70,789
Current and amortized financing fees	1,530	1,125	6,478	3,354
Write-off of previously capitalized financing fees and interest rate derivatives costs(a)	—	—	—	10,118

TOTAL	$26,734	$25,098	$82,362	$84,261
Cash interest payments(b)	$16,305	$14,334	$59,547	$57,504

(a) This write-off resulted from the repayment of the old credit facilities in February 2004, from the net proceeds from the issuance of the senior secured discount notes and borrowings under our revolving credit facility.

(b) The nine month period ended September 30, 2005 includes $4.9 million of consent fees paid in connection with our Amended 2004 Notes (see footnote 9 for details) which have been capitalized and will be amortized through June 2009.  In addition, $2.6 million of associated underwriter, legal and accountants fees were paid in cash and expensed on a current basis.

6.                    EQUITY

Stock Option Plans

During the three and nine months ended September 30, 2005, options to purchase 163 and 3,016 shares respectively of our common stock were cancelled in connection with employee terminations.

We apply Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock-based compensation plans as they relate to employees and directors.  We did not have compensation expense related to stock options for the three and nine month periods ended September 30, 2005 and September 30, 2004.  Had the compensation cost for all the outstanding options been determined in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” our net loss for the three and nine month periods ended September 30, 2005 and 2004 would have been the following pro forma amounts (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

As reported	$(25,421)	$(32,156)	$(76,980)	$(84,284)
Pro forma stock compensation expense	(251)	(200)	(751)	(600)
Pro forma	$(25,672)	$(32,356)	$(77,731)	$(84,884)

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

7.                    INCOME TAXES

For the three months ended September 30, 2005, income tax expense was a benefit of $0.1 million on pretax loss from continuing operations of $25.6 million as compared to income tax expense of $0.9 million on pretax loss from continuing operations of $20.9 million for the three months ended September 30, 2004.  For the nine months ended September 30, 2005, income tax expense was $1.2 million on pretax loss from continuing operations of $75.2 million compared to income tax expense of $3.3 million on pretax loss from continuing operations of $65.1 million for the nine months ended September 30, 2004.  Income tax benefits related to net operating losses in the United States are offset by a valuation allowance as the realization of these tax benefits is not certain.  Therefore, the income tax expense in the statements of operations primarily reflects foreign income taxes.

8.                    COMPREHENSIVE INCOME/(LOSS)

Other comprehensive income (loss) for the three months ended September 30, 2005 and 2004 was ($24.5) million and ($32.2) million, respectively. Other comprehensive income (loss) for the nine months ended September 30, 2005 and 2004 was ($78.9) million and ($83.6) million, respectively. The components of other comprehensive income (loss) are net income (loss), the change in cumulative unrealized losses on derivatives recorded in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and foreign currency translation.

9.                    LONG-TERM DEBT

Long-term debt as of September 30, 2005 and December 31, 2004 consists of the following (in thousands):

	September 30, 2005	December 31, 2004
Credit Facilities:
Revolving credit facility	$48,100	$24,000
Senior secured notes, interest at 11 5/8%	262,345	—
Senior secured discount notes at 11 1/8%, net of unamortized issue discount	6,848	247,641
Senior secured notes, interest at 11 1/8%	250,000	250,000
Senior subordinated notes, interest at 13.0% (net of unamortized issue discount, premium and discount related to warrants)	313,897	313,214
Obligations under capital leases	5,795	6,778
Insurance financing	—	715
Total	886,985	842,348
Less current portion	(1,355)	(1,994)
Long-term portion	$885,630	$840,354

Revolving Credit Facility

The Company maintains a revolving credit facility which provides up to $100 million of borrowings (subject to the borrowing base and other limitations described below).  The revolving credit facility includes a $15 million letter of credit sub-facility, with letters of credit reducing availability under the revolving credit facility.

The revolving credit facility is secured by a first priority security interest in substantially all our inventory, receivables and deposit accounts, 100% of the capital stock of, or other equity interests in existing and future domestic subsidiaries and foreign subsidiaries that are note guarantors, 65% of the capital stock of, or other equity interests in existing and future first-tier foreign subsidiaries, investment property and certain other assets of the Company and the note guarantors and a second-priority security interest in our real property, fixtures, equipment, intellectual property and other assets.

The revolving credit facility matures on February 17, 2009.  The interest rates are at LIBOR plus 2.5% to 3.0% or ABR plus 1.5% to 2.0%.  The average rate on borrowings outstanding during the third quarter of 2005 was 7.8%.  The commitment fee for the unused portion of the revolving credit facility is 0.50% per annum.

The borrowings under the revolving credit facility may be limited to a reduced availability.  Reduced Availability (RA) is defined as: if the borrowing base is less than $110 million and the Fixed Charge Coverage Ratio (FCCR) is less than 1/1, the reduced availability is the borrowing base minus $10 million.  Furthermore, if the FCCR is less than a second ratio specified in the credit agreement that changes over time, RA is the lesser of the commitment or the borrowing base minus $15 million.  As of September 30, 2005, we had approximately $44.9 million available for borrowing under our revolving credit agreement.  Our FCCR as of September 30, 2005 was .84/1.  See footnote 16, Subsequent Events, for recent developments associated with the Company’s revolving credit facility.

11 5/8% Senior Secured Notes due 2009 (the “Amended 2004 Notes”)

On April 8, 2005, Pliant Corporation commenced a consent solicitation relating to its 11 1/8% Senior Secured Discount Notes due 2009 (the “2004 Notes”) seeking consents, among other things, to (i) eliminate the current requirement to pay cash interest on the notes beginning in 2007 and, in lieu thereof, pay non-cash interest in the form of additional notes through maturity; (ii) increase the interest rate of the notes for which consents are received; (iii) increase the redemption prices of the notes for which consents are received; and (iv) eliminate certain restrictive covenants as they apply to notes for which consents are not received.  On May 6, 2005, Pliant consummated this solicitation as consents to the proposed amendments were delivered with respect to $298.2 million of the total $306.0 million aggregate principal amount at maturity of the 2004 Notes, all of which were accepted by Pliant.  As a result, $250.6 principal amount of the Amended 2004 Notes were outstanding as of May 6, 2005.  On June 15, 2005, we issued an additional $3.1 principal amount of the Amended 2004 Notes as payment in kind interest pursuant to the amended and restated indenture (the “Additional Notes”).

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

The transaction in which the terms of the 2004 Notes were amended to become the Amended 2004 Notes was not registered under the Securities Act of 1933, as amended, or any state securities laws.  Pursuant to a registration rights agreement, Pliant consummated an exchange offer for the Amended 2004 Notes in which the company exchanged the $253.8 million aggregate principal amount of the original Amended 2004 Notes for essentially identical notes which are registered under the Securities Act of 1933, as amended.  The exchange offer for the Amended 2004 Notes was completed on September 29, 2005.  The interest rate of the Amended 2004 Notes increased from 11 1/8% per annum to 11 5/8% per annum.  The Amended 2004 Notes no longer require payment of cash interest beginning in 2007.  Instead, they require payment of non-cash interest in the form of additional notes through maturity.  In addition, the amended and restated indenture eliminates substantially all the restrictive covenants contained in the indenture, as they relate to holders of the 2004 Notes with respect to which consents were not delivered.

On or after June 15, 2007, we may redeem some or all of the notes at the following redemption prices (expressed as percentages of the sum of the principal amount, plus accrued and unpaid interest); 111.625% if redeemed prior to June 15, 2007; 108.719% if redeemed prior to December 15, 2007; 105.813% if redeemed prior to June 15, 2008; 102.906 if redeemed prior to December 15, 2008; and 100.000% if redeemed on or before June 15, 2009.

Prior to June 15, 2007, we may redeem up to a maximum of 35% of the principal amount of the Amended 2004 Notes with the net cash proceeds of certain equity offerings by us at a redemption price equal to 111.625% of the sum of the principal amount plus accrued and unpaid interest, provided that after giving effect to such redemption (i) at least 65% of the principal amount of the notes remain outstanding and (ii) any such redemption by us is made within 120 days after such equity offering.

The Amended 2004 Notes are secured, on a first-priority basis by a security interest in our real property, fixtures, equipment, intellectual property and other assets other than the Second Priority Collateral (the “First-Priority Collateral”) and on a second-priority basis by a security interest in substantially all our inventory, receivables and deposit accounts, 100% of the capital stock of, or other equity interests in existing and future domestic subsidiaries and foreign subsidiaries that are note guarantors, 65% of the capital stock of, or other equity interests in existing and future first-tier foreign subsidiaries, investment property and certain other assets of the Company and the note guarantors (the “Second-Priority Collateral”).

11 1/8% Senior Secured Discount Notes due 2009 (the “2004 Notes”)

On February 17, 2004 we completed the sale of $306 million ($225.3 million of proceeds) principal at maturity of 11 1/8% Senior Secured Discount Notes due 2009.  The proceeds of the offering were used to repay and terminate the credit facilities that existed at December 31, 2003.  The 2004 Notes are guaranteed by the same domestic subsidiaries that guarantee the 2000/2002 Notes and the 2003 Notes and certain of our foreign subsidiaries that guarantee indebtedness of the Company.  The 2004 Notes were issued under an indenture dated February 17, 2004, among us, the subsidiary guarantors party thereto and Wilmington Trust Company, as trustee.

The 2004 Notes are senior secured obligations of the Company and are secured by first-priority security interests in the First-Priority Collateral, which consists of substantially all the real property, fixtures, equipment, intellectual property and all other assets, other than Second-Priority Collateral, of the Company and the subsidiary guarantors, together with the proceeds therefrom and improvements, alterations and repairs thereto, as well as any assets required to be added to the First-Priority Collateral pursuant to the terms of the indenture or related security documents.  The 2004 Notes are secured by a second-priority interest in the Second-Priority Collateral, rank equally in right of payment with all existing and any future senior obligations of the Company and are effectively subordinated to all liabilities and preferred stock of each subsidiary guarantor.  The 2004 Notes will mature on June 15, 2009.  On May 6, 2005 we completed the consent solicitation relating to our 2004 Notes.  Consents were delivered with respect to $298.2 million aggregate principal amount at maturity of the 2004 Notes.  As a result, $7.8 million aggregate principal amount at maturity of 2004 Notes remain outstanding.

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

Segment profit for the periods ended September 30, 2005 and 2004 and segment assets as of September 30, 2005 and December 31, 2004 are presented in the following table (in thousands). Certain reclassifications have been made to the prior year amounts to be consistent with the 2005 presentation.

	Engineered Films	Performance Films	Industrial Films	Specialty Products Group	Corporate / Other	Total
Three months ended September 30, 2005
Net sales to customers	$56,199	$26,924	$75,711	$101,570	$1,568	$261,973
Intersegment sales	1,080	260	4,309	1,424	(7,072)	—
Total net sales	57,279	27,184	80,020	102,994	(5,504)	261,973
Depreciation and amortization	1,783	891	1,604	4,473	1,243	9,994
Interest expense	183	6	136	1,218	35,231	36,775
Segment profit	6,324	3,388	7,221	12,104	(7,477)	21,560
Capital expenditures	765	1,925	673	4,207	2,225	9,795
Three months ended September 30, 2004
Net sales to customers	$54,223	$24,378	$63,642	$99,310	$1,607	$243,160
Intersegment sales	1,361	839	2,332	4,809	(9,341)	—
Total net sales	55,584	25,217	65,974	104,119	(7,734)	243,160
Depreciation and amortization	1,776	901	1,326	4,755	1,103	9,861
Interest expense	156	3	(7)	1,236	32,713	34,101
Segment profit	7,731	3,948	6,776	13,669	(6,870)	25,253
Capital expenditures	493	156	2,597	740	77	4,063

	Engineered Films	Performance Films	Industrial Films	Specialty Products Group	Corporate / Other	Total
Nine months ended September 30, 2005
Net sales to customers	$174,685	$77,089	$221,751	$304,684	$5,898	$784,107
Intersegment sales	3,985	1,143	11,499	4,413	(21,040)	—
Total net sales	178,670	78,232	233,250	309,097	(15,142)	784,107
Depreciation and amortization	5,300	2,597	5,089	13,551	3,418	29,955
Interest expense	514	30	327	3,873	106,616	111,360
Segment profit	21,503	9,782	19,143	39,412	(21,316)	68,524
Capital expenditures	2,252	4,234	2,883	12,872	4,181	26,422
Segment assets	144,115	73,120	104,100	373,087	81,882	776,304
Nine months ended September 30, 2004
Net sales to customers	$164,785	$74,475	$182,294	$289,245	$4,345	$715,144
Intersegment sales	4,522	1,283	4,216	11,963	(21,983)	—
Total net sales	169,307	75,758	186,510	301,207	(17,638)	715,144
Depreciation and amortization	5,176	2,595	3,937	14,225	5,157	31,090
Interest expense	471	10	(2)	3,157	106,661	110,297
Segment profit	26,953	12,649	20,441	39,703	(21,303)	78,443
Capital expenditures	1,187	523	5,753	6,603	909	14,974
As of December 31, 2004
Segment assets	140,799	68,190	105,543	375,033	87,527	777,092

A reconciliation of the totals reported for the operating segments to the totals reported in the consolidated financial statements as of and for the three and nine month periods ended September 30 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Profit or Loss
Total segment profit	$21,560	$25,253	$68,524	$78,443
Depreciation and amortization	(9,994)	(9,861)	(29,955)	(31,090)
Restructuring and other costs	(351)	(2,166)	(2,433)	(2,166)
Interest expense	(36,775)	(34,101)	(111,360)	(110,297)
Loss from continuing operations before taxes	$(25,560)	$(20,875)	$(75,224)	$(65,110)

	September 30, 2005	December 31, 2004
Assets
Total assets for reportable segments	681,269	689,565
Other unallocated assets	95,035	87,527
Total consolidated assets	$776,304	$777,092

Net sales and long-lived assets of our US and foreign operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net Sales
United States	$220,818	$208,652	$636,763	$578,156
Foreign countries(a)	41,155	34,508	147,344	136,988

Total	$261,973	$243,160	$784,107	$715,144

	September 30, 2005	December 31, 2004
Long-lived assets
United States	436,038	434,645
Foreign countries	54,975	61,813

Total	$491,013	$496,458

Total assets
United States	661,851	655,885
Foreign countries	114,453	121,207

Total	$776,304	$777,092

(a)     Foreign countries include Australia, Canada, Germany and Mexico, of which only Mexico individually represents more than 10% of consolidated net sales or long-lived assets.

11.   SHARES SUBJECT TO MANDATORY REDEMPTION

The Company adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” effective January 1, 2004. As a result, the redeemable preferred stock of the Company that contains an unconditional mandatory redemption feature was recorded as a liability on the date of adoption at fair market value. Fair market value was determined using the value of the securities on the date of issuance plus accretion of discount from the date of issuance through December 31, 2003 and the unpaid dividends at the end of each quarter from the date of issuance through December 31, 2003. In addition, the dividends and accretion on the preferred shares are included as a part of interest expense in the statement of operations.  Effective October 1, 2005, the annual dividend rate will increase from 14% per annum to 16% per annum as we did not pay all accrued dividends in cash on September 30, 2005.

In addition, as a result of adopting SFAS No. 150, the Company’s redeemable common shares that have been put for redemption by the shareholder were recorded as a liability at fair value. The fair value was computed using the agreed upon price of the redemption times the number of shares put by the shareholder. As required by SFAS No. 150 prior periods were not restated.

The shares subject to mandatory redemption are as follow (in thousands):

	As of September 30 2005	As of December 31 2004
Redeemable Preferred Shares 167,000 shares authorized, 140,973 shares outstanding as of September 30, 2005 and December 31, 2004, designated as Series A, no par value with a redemption value of $1,000 per share plus accumulated dividends.	$252,546	$223,548

18,200 Redeemable Common Shares that have been put for redemption by a shareholder, net of a shareholder note of $2,431	6,362	6,362
Total shares subject to mandatory redemption	$258,908	$229,910

The cash settlement at the redemption date, May 31, 2011, (assuming no cash dividends are paid through the redemption date) is $680.6 million for the redeemable preferred shares and $6.4 million (net of the note receivable of $2.4 million) for the redeemable common shares that have been put for redemption by the shareholder.

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

In the second quarter of 2004, the Company redesigned its retirement programs which led to the curtailment and “freeze” of the pension plan for U.S. salaried employees effective June 30, 2004.  As a result, a curtailment gain of $1.6 million was recognized as income during the quarter ended June 30, 2004.

The consolidated accrued net pension expense for the three and nine months ended September 30, 2005 and 2004 includes the following components (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
United States Plans
Service cost-benefits earned during the period	$104	$62	$312	$2,440
Interest cost on projected benefit obligation	1,195	1,105	3,585	3,853
Expected return on assets	(1,286)	(1,164)	(3,858)	(3,374)
Curtailment (gain) loss	—	—	—	(1,563)
Other	28	21	84	389
Total accrued pension expense	$41	$24	$123	$1,745

13.    CONTINGENCIES

Litigation.  We are involved in various litigation matters from time to time in the ordinary course of our business, including matters described in previous filings. In our opinion, none of such litigation is material to our financial condition or results of operations.

14.    SALE OF ALLIANT ASSETS

On April 13, 2005 the Company sold the intellectual property, working capital, and equipment assets used in the Alliant operations to an independent third party for a purchase price of $6.3 million, subject to certain adjustments, with $4.6 million paid in cash at closing, $1.1 million of additional payments received through September 30, 2005, and $0.6 million was placed in escrow.  Of this escrowed amount, $0.3 million was remitted to the buyer as a purchase price adjustment and the remaining $0.3 million will be paid to the Company twenty four months after closing.  The Company recorded a gain of $4.1 million on the sale in the Printed Products Film division of our Specialty Products Group which is included in other income in the consolidated statement of operations for the nine month period ended September 30, 2005.  Net sales and net income for this business were $0.7 million and $3.5 million, respectively for the nine months ended September 30, 2005.    Net sales for the three and nine month periods ended September 30, 2004 were $0.6 million and $2.0 million, respectively.  Net loss for the three and nine month periods ended September 30, 2004 were $0.2 million and $0.6 million, respectively.

15.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The following condensed consolidating financial statements present, in separate columns, financial information for (i) Pliant Corporation (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries (as specified in the Indentures for the 2000/2002 Notes, 2003 Notes, 2004 Notes and Amended 2004 Notes (collectively, the “Notes”), on a combined basis, with any investments in non-guarantor subsidiaries specified in the Indentures recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for Pliant Corporation and its subsidiaries on a consolidated basis, and (v) Pliant Corporation on a consolidated basis, in each case as of September 30, 2005 and December 31, 2004 and for the nine months ended September 30, 2005 and 2004.  The Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary and each guarantor subsidiary is wholly owned, directly or indirectly, by Pliant Corporation.  There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to Pliant Corporation, within the meaning of Rule 3-10(h)(1) of Regulation S-X.  There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to Pliant Corporation.  The condensed consolidating financial statements are presented herein, rather than separate financial statements for each of the guarantor subsidiaries, because management believes that separate financial statements relating to the guarantor subsidiaries are not material to investors.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2005 (IN THOUSANDS) (UNAUDITED)

	Pliant Corporation Parent Only	Combined Guarantors	Combined Non-Guarantors	Eliminations	Consolidated Pliant Corporation
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$871	$6,078	$—	$6,949
Receivables – net	103,851	8,582	18,887	—	131,320
Inventories	71,809	8,272	11,185	—	91,266
Prepaid expenses and other	2,699	431	1,893	—	5,023
Income taxes receivable	(478)	1,159	707	—	1,388
Deferred income taxes	10,402	—	(912)	—	9,490
Total current assets	188,283	19,315	37,838	—	245,436
PLANT AND EQUIPMENT, Net	244,725	15,760	32,899	—	293,384
GOODWILL	167,583	13,331	1,331	—	182,245
INTANGIBLE ASSETS, Net	4,243	11,099	42	—	15,384
INVESTMENT IN SUBSIDIARIES	(37,603)	—	—	37,603	—
OTHER ASSETS	37,044	—	2,811	—	39,855
TOTAL ASSETS	$604,275	$59,505	$74,921	$37,603	$776,304

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:

Trade accounts payable	$83,147	$7,140	$10,991	$—	$101,278
Accrued liabilities	55,160	4,700	4,273	—	64,133
Current portion of long-term debt	1,355	—	—	—	1,355
Due to (from) affiliates	(134,714)	76,012	58,702	—	—
Total current liabilities	4,948	87,852	73,966	—	166,766
LONG-TERM DEBT, Net of current portion	885,630	—	—	—	885,630
OTHER LIABILITIES	25,967	—	2,758	—	28,725
DEFERRED INCOME TAXES	21,985	4,313	3,140	—	29,438
SHARES SUBJECT TO MANDATORY REDEMPTION	258,908	—	—	—	258,908
Total liabilities	1,197,438	92,165	79,864	—	1,369,467
MINORITY INTEREST	—	—	—	—	—
REDEEMABLE STOCK:
Preferred stock	104	—	—	—	104
Common stock	6,645	—	—	—	6,645
Total redeemable stock	6,749	—	—	—	6,749
STOCKHOLDERS’ (DEFICIT):
Common stock	103,376	14,020	29,303	(43,323)	103,376
Warrants to purchase common stock	39,133	—	—	—	39,133
Retained earnings (deficit)	(727,954)	(48,120)	(26,498)	74,618	(727,954)
Stockholders’ notes receivable	(660)	—	—	—	(660)
Accumulated other comprehensive loss	(13,807)	1,440	(7,748)	6,308	(13,807)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(599,912)	(32,660)	(4,943)	37,603	(599,912)
Total liabilities and stockholders’ (deficit)	$604,275	$59,505	$74,921	$37,603	$776,304

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2004 (IN THOUSANDS) (UNAUDITED)

	Pliant Corporation Parent Only	Combined Guarantors	Combined Non-Guarantors	Eliminations	Consolidated Pliant Corporation
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$704	$4,876	$—	$5,580
Receivables – net	95,439	7,861	22,095	—	125,395
Inventories	74,672	7,411	12,217	—	94,300
Prepaid expenses and other	2,764	370	898	—	4,032
Income taxes receivable	138	223	—	—	361
Deferred income taxes	12,741	—	(780)	—	11,961
Total current assets	185,754	16,569	39,306	—	241,629
PLANT AND EQUIPMENT, Net	240,599	17,127	39,419	—	297,145
GOODWILL	167,583	13,331	1,323	—	182,237
INTANGIBLE ASSETS, Net	5,328	11,692	56	—	17,076
INVESTMENT IN SUBSIDIARIES	(28,793)	—	—	28,793	—
OTHER ASSETS	35,588	—	3,417	—	39,005
TOTAL ASSETS	$606,059	$58,719	$83,521	$28,793	$777,092

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:

Trade accounts payable	$76,515	$5,848	$13,919	$—	$96,282
Accrued liabilities	56,639	3,554	4,645	—	64,838
Current portion of long-term debt	1,994	—	—	—	1,994
Due to (from) affiliates	(133,109)	75,190	57,919	—	—

Total current liabilities	2,039	84,592	76,483	—	163,114
LONG-TERM DEBT, Net of current portion	840,354	—	—	—	840,354
OTHER LIABILITIES	23,608	—	2,846	—	26,454
DEFERRED INCOME TAXES	24,354	3,938	3,141	—	31,433
SHARES SUBJECT TO MANDATORY REDEMPTION	229,910	—	—	—	229,910
Total liabilities	1,120,265	88,530	82,470	—	1,291,265
MINORITY INTEREST	—	—	33	—	33
REDEEMABLE STOCK:
Preferred stock	117	—	—	—	117
Common stock	6,645	—	—	—	6,645
Total redeemable stock	6,762	—	—	—	6,762
STOCKHOLDERS’ (DEFICIT):
Common stock	103,376	14,020	29,302	(43,322)	103,376
Warrants to purchase common stock	39,133	—	—	—	39,133
Retained earnings (deficit)	(650,974)	(45,237)	(22,767)	68,004	(650,974)
Stockholders’ notes receivable	(660)	—	—	—	(660)
Accumulated other comprehensive loss	(11,843)	1,406	(5,517)	4,111	(11,843)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(520,968)	(29,811)	1,018	28,793	(520,968)
Total liabilities and stockholders’ (deficit)	$606,059	$58,719	$83,521	$28,793	$777,092

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING INCOME STATEMENT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 (IN THOUSANDS) (UNAUDITED)

	Pliant Corporation (Parent Only)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated Pliant Corporation

SALES , Net	$657,257	$50,363	$97,659	$(21,172)	$784,107
COST OF SALES	566,243	46,608	93,071	(21,172)	684,750

GROSS PROFIT	91,014	3,755	4,588	—	99,357
OPERATING EXPENSES	56,935	3,924	6,321	—	67,180

OPERATING INCOME	34,079	(169)	(1,733)	—	32,177
INTEREST EXPENSE	(106,924)	(514)	(3,922)	—	(111,360)
EQUITY IN EARNINGS OF SUBSIDIARIES	(6,555)	—	—	6,555	—
OTHER INCOME (EXPENSE), Net	3,774	(2,186)	2,371	—	3,959

NET INCOME (LOSS) BEFORE INCOME TAXES	(75,626)	(2,869)	(3,284)	6,555	(75,224)
INCOME TAX PROVISION	794	14	388	—	1,196
INCOME(LOSS) FROM CONTINUING OPERATIONS	(76,420)	(2,883)	(3,672)	6,555	(76,420)
LOSS FROM DISCONTINUED OPERATIONS	(560)	—	—	—	(560)
NET INCOME (LOSS)	$(76,980)	$(2,883)	$(3,672)	$6,555	$(76,980)

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING INCOME STATEMENT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 (IN THOUSANDS) (UNAUDITED)

	Pliant Corporation (Parent Only)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated Pliant Corporation

SALES , Net	$588,571	$58,251	$90,482	$(22,160)	$715,144
COST OF SALES	490,199	50,952	84,274	(22,160)	603,265

GROSS PROFIT	98,372	7,299	6,208	—	111,879
OPERATING EXPENSES	56,708	3,588	6,330	—	66,626

OPERATING INCOME	41,664	3,711	(122)	—	45,253
INTEREST EXPENSE	(106,669)	(471)	(3,157)	—	(110,297)
EQUITY IN EARNINGS OF SUBSIDIARIES	(16,764)	—	—	16,764	—
OTHER INCOME (EXPENSE), Net	(412)	(121)	467	—	(66)

NET INCOME (LOSS) BEFORE INCOME TAXES	(82,181)	3,119	(2,812)	16,764	(65,110)
INCOME TAX PROVISION	503	1,164	1,626	—	3,293
INCOME(LOSS) FROM CONTINUING OPERATIONS	(82,684)	1,955	(4,438)	16,764	(68,403)
LOSS FROM DISCONTINUED OPERATIONS	—	(15,881)	—	—	(15,881)
NET INCOME (LOSS)	$(82,684)	$(13,926)	$(4,438)	$16,764	$(84,284)

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 (IN THOUSANDS) (UNAUDITED)

	Pliant Corporation (Parent Only)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated Pliant Corporation

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$10,707	$1,615	$(2,460)	$—	$9,862

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	59	605	4,527	—	5,191
Capital expenditures for plant and equipment	(23,678)	(778)	(1,966)	—	(26,422)
Net cash (used in) provided by investing activities	(23,619)	(173)	2,561	—	(21,231)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of senior secured notes	250,607	—	—	—	250,607
Repayment of senior secured discount notes	(250,607)	—	—	—	(250,607)
Payment of financing fees	(7,643)	—	—	—	(7,643)
Repayment of capital leases and other, net	(1,488)	—	—	—	(1,488)
Proceeds from revolving debt, net	24,100	—	—	—	24,100
Proceeds from issuance (repurchase) of preferred stock	(10)	—	—	—	(10)
Net cash provided by financing activities	14,959	—	—	—	14,959

CASH TO DISCONTINUED OPERATIONS	(195)	—	—	—	(195)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,852)	(1,275)	1,101	—	(2,026)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	167	1,202	—	1,369

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	—	704	4,876	—	5,580

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$—	$871	$6,078	$—	$6,949

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 (IN THOUSANDS) (UNAUDITED)

	Pliant Corporation (Parent Only)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated Pliant Corporation

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(10,228)	$2,737	$27,747	$—	$20,256

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of Solutions’ assets	6,450	—	—	—	6,450
Capital expenditures for plant and equipment	(9,210)	(299)	(5,465)	—	(14,974)
Net cash used in investing activities	(2,760)	(299)	(5,465)	—	(8,524)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of senior secured discount notes	225,299	—	—	—	225,299
Payment of financing fees	(9,354)	—	—	—	(9,354)
Repayment of term debt and revolver	(195,412)	—	(24,163)	—	(219,575)
Repayment of capital leases and other, net	34	—	—	—	34
Proceeds from revolving debt, net	—	—	—	—	—
Net cash (used in) provided by financing activities	20,567	—	(24,163)		(3,596)

CASH TO DISCONTINUED OPERATIONS	(3,952)	(1,886)	—	—	(5,838)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(386)	(1,194)	1,761	—	181

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,241	(642)	(120)	—	2,479

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	—	1,192	2,116	—	3,308

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$3,241	$550	$1,996	$—	$5,787

16.   SUBSEQUENT EVENTS

On November 4, 2005, the Company entered into a First Supplemental Indenture with respect to each of the Indentures, dated May 31, 2000 and April 10, 2002, among Pliant Corporation, certain subsidiaries of Pliant Corporation and The Bank of New York, as trustee, governing Pliant Corporation’s 13% Senior Subordinated Notes.  The Indentures were amended to increase the amount of indebtedness permitted to be incurred thereunder by $25 million, which additional indebtedness may be senior to the 13% Senior Subordinated Notes.  On November 17, 2005, we further amended the Indentures to modify the anti-layering covenant and related definition of “senior indebtedness” and to increase the amount of senior indebtedness permitted to be incurred under the 2000 Indenture by an additional $20 million.  Those amendments allowed us to enter into the New Credit Facility described below, which designates a portion of the indebtedness incurred thereunder as junior in right of payment to the balance of such indebtedness, and permit us to utilize the maximum availability thereunder.

On November 7, 2005, Pliant Corporation entered into an Amendment and Waiver No. 5 with respect to the Credit Agreement dated as of February 17, 2004, as previously amended, among Pliant Corporation, certain of its subsidiaries, Credit Suisse, Cayman Branch, as Administrative Agent, General Electric Capital Corporation, as Collateral Agent and JPMorgan Chase Bank, N.A., as Syndication Agent, pursuant to which amendment and waiver the lenders parties to the Credit Agreement agreed, for the period from November 4, 2005 to November 21, 2005, to increase their aggregate maximum commitments to make loans and provide letters of credit from $100 million to $105 million and, for the period from September 30, 2005 to November 29, 2005, to waive the applicability of a fixed charge coverage ratio that could otherwise limit the aggregate maximum amount of availability for loans and letters of credit.  The amendment and waiver also provides that the aggregate maximum amount of availability during the period commencing upon the effectiveness of the amendment and waiver and ending November 29, 2005 shall not exceed the borrowing base minus $15 million.

On November 21, 2005, the Company entered into a new revolving credit facility providing up to $140 million of total availability (the “New Credit Facility”), subject to the borrowing base described below.  The New Credit Facility includes a $25 million letter of credit sub-facility, with letters of credit reducing availability under the New Credit Facility. The New Credit Facility replaced the 2004 Credit Facility.

The New Credit Facility is secured by a first priority security interest in substantially all our inventory, receivables and deposit accounts, 100% of the capital stock of, or other equity interests in, our existing and future domestic subsidiaries, 65% of the capital stock of, or other equity interests in existing and future first-tier foreign subsidiaries, investment property and certain other assets of the Company and its subsidiaries and a second-priority security interest in our real property, fixtures, equipment, intellectual property and other assets.

The New Credit Facility will mature on May 21, 2007.  The interest rates are (i) on $20 million outstanding under the New Credit Facility, LIBOR plus 6.50% or Index Rate (either prime rate or .50% over the Federal Funds Rate, if higher) plus 5.25% and (ii) on additional amounts outstanding, LIBOR plus 2.75% or Index Rate plus 1.50%.  The commitment fee for the unused portion of the New Credit Facility is 0.50% per annum.

The borrowing base under the New Credit Facility is based on specified percentages of our eligible accounts receivable, finished goods inventory and raw material inventory minus $10 million and other reserves.  The New Credit Facility requires us to comply with a monthly minimum fixed charge coverage ratio.

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

Third Quarter Overview

We recorded sales of $262.0 million in the three months ended September 30, 2005.  This is a 7.7% increase from sales of $243.2 million for the three months ended September 30, 2004, stated on a comparable basis excluding the results of the Pliant Solutions segment (which was sold during the third quarter of 2004 and accounted for as a discontinued operation) for both periods.  Third quarter 2005 sales measured in pounds were 221.9 million, which represents a 0.4% increase from the third quarter of 2004.  Loss from continuing operations for the three and nine months ended September 30, 2005 were $25.4 million and $76.4 million, respectively compared with loss from continuing operations for the three and nine months ended September 30, 2004 of $21.8 million and $68.4 million, respectively.

Total segment profit was $21.6 million for the three months ended September 30, 2005, compared to $25.3 million for the three months ended September 30, 2004, presented on a comparable basis excluding the results of the Pliant Solutions segment (which was sold during the third quarter of 2004 and accounted for as a discontinued operation) for both periods.  Segment profit, presented in accordance with generally accepted accounting principles (GAAP), reflects income from continuing operations before interest expense, income taxes, depreciation, amortization, restructuring costs, and non-cash charges. The major contributing factors to this decrease in segment profit of $3.7 million between periods are discussed in detail in the next paragraph.

Average sales price (“ASP”) for the three months ended September 30, 2005 was $1.18 per pound as compared to $1.10 per pound for the three months ended September 30, 2004.  This 7.3% increase generated approximately $18 million in incremental sales. However, our raw material costs, of which 60% are resin related, increased approximately $22 million.  In absolute terms our waste declined nearly 24% due to internal waste reduction programs, contributing $1.7 million to segment profit.  The increase in sales volume between periods yielded approximately $1.0 million more segment profit. Freight and utility costs increased approximately $1.7 million between periods due to suppliers passing along higher energy costs and packaging costs increased $0.5 million due to a change in product mix and more complex customer demands.  Lower production levels, driven by inventory reduction initiatives, caused $0.9 million in under-absorbed overhead as compared to 2004.  Sales, general and administrative costs were lower in 2005 by $0.7 million compared to 2004 due primarily to payroll related expenses.

Raw Material Costs

The primary raw materials used in the manufacture of most of our products are polypropylene resin, polyethylene resin and PVC resin. The prices of these materials are primarily a function of the price of crude oil and natural gas liquids. Prices for these commodities have risen dramatically over the last year and could continue to rise in the fourth quarter of 2005 and beyond.  We have not historically hedged our exposure to raw material increases.  Raw material costs as a percentage of sales have increased to 55.0% for the third quarter of 2005, from 51.8% for the comparable period of 2004.

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

Results of Operations

The following table sets forth net sales, operating expenses, and operating income, and such amounts as a percentage of net sales, for the three and nine months ended September 30, 2005 and 2004 (dollars in millions).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales

Net sales	$262.0	100.0%	$243.2	100.0%	$784.1	100.0%	715.1	100.0%
Cost of sales	229.5	87.6	207.0	85.1	684.8	87.3	603.2	84.4
Gross profit	32.5	12.4	36.2	14.9	99.3	12.7	111.9	15.6
Operating expenses before restructuring and other costs	21.0	8.0	20.8	8.6	64.7	8.3	64.4	9.0
Restructuring and other costs	0.3	0.1	2.2	0.9	2.4	0.3	2.2	0.3
Total operating expenses	21.3	8.1	23.0	9.5	67.1	8.6	66.6	9.3
Operating income	$11.2	4.3%	$13.2	5.4%	$32.2	4.1%	$45.3	6.3%

Three Months Ended September 30, 2005 Compared with the Three Months Ended September 30, 2004

Net Sales

Net sales increased by $18.8 million, or 7.7%, to $262.0 million for the third quarter of 2005 from $243.2 million for the three months ended September 30, 2004. The increase was primarily due to a 7.3% increase in our average selling price and a 0.4% increase in our sales volumes.  See “Operating Segment Review” below for a detailed discussion of sales volumes and selling prices by segment and division.

Gross Profit

Gross profit decreased by $3.7 million to $32.5 million for the third quarter of 2005, from $36.2 million for the three months ended September 30, 2004. This decrease was primarily due to higher raw material, freight, and energy costs.  See “Operating Segment Review” below for a detailed discussion of the margin variances by segment.

Total Operating Expenses before Restructuring and Other Costs

Total operating expenses before restructuring and other costs increased $0.2 million, or 1.0%, to $21.0 million for the third quarter of 2005 from $20.8 million for the third quarter of 2004. Research and development costs increased $0.9 million to $2.4 million for the third quarter of 2005 from $1.5 million in the third quarter of 2004, while sales, general and administrative costs decreased $0.7 million to $18.6 million for the third quarter of 2005 from $19.3 million in the third quarter of 2004.

Restructuring and Other Costs

Restructuring and other costs decreased by $1.9 million from the third quarter of 2004 due primarily to recognition in 2004 of $1.9 million in fixed asset impairment and $0.3 million of severance and other costs associated with closure of our Harrisville, Rhode Island plant within our Engineered Films segment.  These costs for the third quarter of 2005 include $0.1 million of severance associated with our Rhode Island closure and $0.2 million of property taxes associated with our Shelbyville, Indiana plant closure within our Specialty Products Group segment.

Operating Income

Operating income decreased by $2.0 million to $11.2 million for the third quarter of 2005, from $13.2 million for the third quarter of 2004, due to higher raw material, freight, and energy costs, and greater emphasis on research and development.

Interest Expense

Interest expense on current and long-term debt increased by $1.6 million, or 6.4%, to $26.7 million for the three months ended September 30, 2005 from $25.1 million for the three months ended September 30, 2004. This increase was principally due to incremental interest associated with our outstanding revolver balance and lines of credit.

Interest expense on preferred stock reflects the dividends and accretion on the redeemable preferred stock of the Company that is classified as interest expense in accordance with SFAS No. 150, which we adopted effective January 1, 2004.  Effective October 1, 2005, the annual dividend rate increases from 14% per annum to 16% per annum as we did not pay all accrued dividends in cash on September 30, 2005.

Income Tax Expense

Income tax expense for the three months ended September 30, 2005 was a benefit of $0.1 million on pretax losses of $25.1 million as compared to income tax expense of $0.9 million on pretax losses of $20.9 million for the same period in 2004. Income tax benefits related to net operating losses in the United States were offset by a valuation allowance as the realization of these tax benefits is not certain. Therefore, the income tax expense in the statements of operations primarily reflects foreign income taxes.

Loss From Continuing Operations

Loss from continuing operations increased by $3.6 million to $25.4 million for the third quarter of 2005, from $21.8 million for the third quarter of 2004, due to the factors discussed above.

Discontinued Operations

On September 30, 2004, we sold substantially all of the assets of our wholly-owned subsidiary, Pliant Solutions Corporation and recorded a loss on sale of $8.5 million.  Losses from these discontinued operations for the three months ended September 30, 2004 were $1.9 million.

Nine Months Ended September 30, 2005 Compared with the Nine Months Ended September 30, 2004

Net Sales

Net sales increased by $69.0 million, or 9.6%, to $784.1 million for the nine months ended September 30, 2005 from $715.1 million for the nine months ended September 30, 2004. The increase was primarily due to a 11.9% increase in our average selling price resulting primarily from the pass through of a portion of the increases in our raw material prices to customers offset by a 2.1% decrease in sales volume.  See “Operating Segment Review” below for a detailed discussion of sales volumes and selling prices by segment and division.

Gross Profit

Gross profit decreased by $12.6 million to $99.3 million for nine months ended September 30, 2005, from $111.9 million for the nine months ended September 30, 2004. This decrease was primarily due to higher raw material, freight, and energy costs.  See “Operating Segment Review” below for a detailed discussion of the margin variances by segment.

Total Operating Expenses before Restructuring and Other Costs

Total operating expenses before restructuring and other costs increased $0.3 million, or 0.5%, to $64.7 million for the nine months ended September 30, 2005 from $64.4 million for the nine months ended September 30, 2004. Research and development costs increased $1.9 million to $6.6 million for the nine months ended September 30, 2005 from $4.7 million for the nine months ended September 30, 2004, while sales, general and administrative costs decreased $1.6 million to $58.1 million nine months ended September 30, 2005 from $59.7 million for the nine months ended September 30, 2004.

Restructuring and Other Costs

Restructuring and other costs increased $0.2 million to $2.4 million for the nine months ended September 30, 2005 from $2.2 million for the nine months ended September 30, 2004.  During 2005, $2.1 million of charges were recorded in connection with our Shelbyville, Indiana facility, consisting of $1.9 million in net costs to terminate the remaining equipment leases and $0.2 million of related property taxes.  In addition, $0.3 million of severance costs were incurred in connection with the sale of our Alliant business and $0.2 million of severance costs were incurred in connection with our Rhode Island plant closure.  During 2004, $2.2 million of charges associated with closure of our Rhode Island plant were recorded consisting of $1.9 million in fixed asset impairments and $0.3 million in severance and other payroll related costs.  Restructuring costs associated with our Shelbyville, Indiana and Alliant asset sale are reflected in our Specialty Products Group operating results, while restructuring costs for our Harrisville, Rhode Island plant closure are reflected in our Engineered Film segment results.

Operating Income

Operating income decreased by $13.1 million to $32.2 million for the nine months ended September 30, 2005, from $45.3 million for the nine months ended September 30, 2004, due to higher raw material, freight, and energy costs, and greater emphasis on research and development.  In addition operating income for the nine months ended September 30, 2004 was favorably affected by a curtailment gain of $1.6 million related to the curtailment of the U.S. salaried pension plan.  (See Note 12 to the condensed consolidated financial statements).

Interest Expense

Interest expense on current and long-term debt decreased by $1.9 million, or 2.3%, to $82.4 million for the nine months ended September 30, 2005 from $84.3 million for the nine months ended September 30, 2004. This decrease was principally due to continued accretion of the original issue discount associated with our 2004 Notes, increased interest costs associated with our Amended 2004 Notes and our revolving credit facility, offset by a charge in 2004 for the write off of previously capitalized financing fees and losses related to interest rate derivatives totaling $10.1 million. In addition, during 2005, we recorded charges of $2.6 million for underwriting, legal and accounting fees associated with our consent solicitation for our 2004 Notes.

Interest expense on preferred stock reflects the dividends and accretion on the redeemable preferred stock of the Company that is classified as interest expense in accordance with SFAS 150, which we adopted effective January 1, 2004.  Effective October 1, 2005, the annual dividend rate will increase from 14% per annum to 16% per annum as we did not pay all accrued dividends in cash on September 30, 2005.

Other Income (Expense)

Other income was $4.0 million for the nine months ended September 30, 2005, as compared to expense of $0.1 million for the nine months ended September 30, 2004.  Other income for the nine months ended September 30, 2005 included a $4.1 million gain on sale of Alliant offset by $0.1 million of other less significant items.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2005 was $1.2 million on pretax losses from continuing operations of $74.8 million as compared to $3.3 million on pretax losses from continuing operations of $65.1 million for the same period in 2004. Income tax benefits related to net operating losses in the United States were offset by a valuation allowance as the realization of these tax benefits is not certain. Therefore, the income tax expense in the statements of operations primarily reflects foreign income taxes.

Loss From Continuing Operations

Loss from continuing operations increased by $8.0 million to $76.4 million for the nine months ended September 30, 2005, from $68.4 million for the nine months ended September 30, 2004, due to the factors discussed above.

Discontinued Operations

On September 30, 2004, we sold substantially all of the assets of our wholly-owned subsidiary, Pliant Solutions Corporation.  Losses from these discontinued operations for the nine months ended September 30, 2005 and September 30, 2004 were $0.6 million and $7.4 million, respectively, and a loss on sale of these discontinued operations of $8.5 million was recognized in 2004.

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

We have four reporting segments:  Engineered Films, Performance Films, Industrial Films and Specialty Products Group.

Summary of segment information (in millions of dollars):

	Engineered Films	Performance Films	Industrial Films	Specialty Products Group	Corporate/ Other	Total
Three months ended September 30, 2005
Net sales	$56.2	$26.9	$75.7	$101.6	$1.6	$262.0
Segment profit (loss)	6.3	3.4	7.2	12.1	(7.4)	21.6

Three months ended September 30, 2004
Net sales	$54.2	$24.4	$63.6	$99.3	$1.7	$243.2
Segment profit (loss)	7.7	3.9	6.8	13.7	(6.8)	25.3

Nine months ended September 30, 2005
Net sales	$174.7	$77.1	$221.8	$304.6	$5.9	$784.1
Segment profit (loss)	21.5	9.8	19.1	39.4	(21.3)	68.5

Nine months ended September 30, 2004
Net sales	$164.8	$74.5	$182.3	$289.2	$4.3	$715.1
Segment profit (loss)	27.0	12.6	20.4	39.7	(21.3)	78.4

Three months ended September 30, 2005 compared with the three months ended September 30, 2004

Engineered Films

Net Sales.  Net sales in Engineered Films increased by $2.0 million, or 3.7%, to $56.2 million for the quarter ended September 30, 2005 from $54.2 million for 2004. This increase was due to an increase in our average selling prices of 6.7%, principally due to the pass-through of raw material price increases and improvements in our sales mix, offset by a 2.9% decrease in sales volume.

Segment profit.  The Engineered Films segment profit was $6.3 million for the quarter ended September 30, 2005, as compared to $7.7 million for the same period in 2004.  This decrease in segment profit was primarily due to lower gross margins from sales volume declines, compression between our average selling price and average raw material costs related to contractual customers and the competitive environment with transactional customers.

Performance Films

Net sales.  The net sales of our Performance Films segment increased $2.5 million, or 10.3%, to $26.9 million for the quarter ended September 30, 2005 from $24.4 million for the same period in 2004. This increase was principally due to an increase in our average selling prices of 6.7%, primarily due to the pass through of resin price increases to customers, and an increase in sales volumes of 3.5%.

Segment profit.  Performance Films segment profit was $3.4 million for the quarter ended September 30, 2005, as compared to $3.9 million for the same period in 2004.  This decrease in segment profit was primarily due to compression between our average selling price and average raw material costs, and higher freight and energy costs.

Industrial Films

Net sales.  The net sales of our Industrial Films segment increased by $12.1 million, or 19.0%, to $75.7 million for the quarter ended September 30, 2005 from $63.6 million for the quarter ended September 30, 2004. This increase was due to an increase in sales volumes of value added products of 8.2%, an increase in the mix of our value added stretch films, and an increase in our average selling prices of 9.9% resulting from the pass through of raw material price increases.

Segment profit.  The Industrial Films segment profit was $7.2 million for the quarter ended September 30, 2005, as compared to $6.8 million for the same period in 2004.  This $0.4 million increase in segment profit was due to an increase in sales volumes, partially offset by a lag in the pass through of increases in raw material costs to contractual customers.

Specialty Products Group

Net sales.  The net sales of our Specialty Products Group segment increased $2.3 million, or 2.3% to $101.6 million for the quarter ended September 30, 2005 from $99.3 million for the quarter ended September 30, 2004. This increase reflects an 8.0% increase in our average selling prices, offset by a sales volume decrease of 5.3%.

Net sales in our Specialty Films division increased $0.9 million, or 1.9%, to $49.1 million for the quarter ended September 30, 2005 from $48.2 million for the quarter ended September 30, 2004. This increase reflects an increase in our average selling prices of 6.0% offset by a decrease in sales volume of 3.8% due to competition and product changes in our agricultural markets.  Net sales in our Printed Products division increased $1.3 million, or 2.6%, to $52.5 million for the quarter ended September 30, 2005 from $51.1 million for the quarter ended September 30, 2004. This increase reflects an increase in our average selling prices of 10.7% offset by a decrease in sales volume of 7.4% largely due to a major customer who filed for reorganization late last year and the rationalization of marginally profitable customer accounts in late 2004.

Segment profit.  The Specialty Products Group segment profit was $12.1 million for the quarter ended September 30, 2005, as compared to $13.7 million for the quarter ended September 30, 2004. This $1.6 million decrease is primarily attributable to lower sales volume and higher raw material, freight, and energy costs.

Corporate/Other

Corporate/Other includes our corporate headquarters in Schaumburg, Illinois and our research and development facility in Newport News, Virginia. Unallocated corporate expenses increased by $0.6 million to $7.4 million for the quarter ended September 30, 2005, from $6.8 million for the quarter ended September 30, 2004.  This increase was primarily due to an increase in payroll related costs.

Nine months ended September 30, 2005 compared with the nine months ended September 30, 2004

Engineered Films

Net Sales.  Net sales in Engineered Films increased by $9.9 million, or 6.0%, to $174.7 million for the nine months ended September 30, 2005 from $164.8 million for the nine months ended September 30, 2004. This increase was due to an increase in our average selling prices of 10.9%, principally due to the pass-through of raw material price increases and improvements in our sales mix, offset by a 4.5% decrease in sales volume.

Segment profit.  The Engineered Films segment profit was $21.5 million for the nine months ended September 30, 2005, as compared to $27.0 million for the same period in 2004.  This decrease in segment profit was primarily due to lower gross margins from sales volume declines, compression between our average selling price and average raw material costs related to contractual customers and the competitive environment with transactional customers, and increased bad debt expense relating to the bankruptcy of a significant customer.

Performance Films

Net sales.  The net sales of our Performance Films segment increased $2.6 million to $77.1 million for the nine months ended September 30, 2005 from $74.5 million for the same period in 2004. This increase was principally due to an increase in our average selling prices of 9.4%, primarily due to the pass through of resin price increases to customers, offset by a decrease in our sales volumes of 5.4%.

Segment profit.  Performance Films segment profit was $9.8 million for the nine months ended September 30, 2005, as compared to $12.6 million for the same period in 2004.  This decrease in segment profit was primarily due to sales volume declines and its associated operating inefficiencies and additional bad debt expense.

Industrial Films

Net sales.  The net sales of our Industrial Films segment increased by $39.5 million, or 21.7%, to $221.8 million for the nine months ended September 30, 2005 from $182.3 million for the nine months ended September 30, 2004. This increase was primarily due to an increase in sales volumes of value added products of 5.2%, an increase in the mix of value added stretch films, and an increase in our average selling prices of 15.7% resulting from the pass through of raw material price increases.

Segment profit.  The Industrial Films segment profit was $19.1 million for the nine months ended September 30, 2005, as compared to $20.4 million for the same period in 2004.  This $1.3 million decrease in segment profit was due to a significant shift in product mix, higher energy-related freight and utilities costs, and inefficiencies associated with the introduction of new products.

Specialty Products Group

Net sales.  The net sales of our Specialty Products Group segment increased $15.4 million, or 5.3% to $304.6 million for the nine months ended September 30, 2005 from $289.2 million for the nine months ended September 30, 2004. This increase reflects a 12.5% increase in our average selling prices, offset by a sales volume decrease of 6.4%.

Net sales in our Specialty Films division increased $6.9 million, or 5.0%, to $144.8 million for the nine months ended September 30, 2005 from $137.9 million for the nine months ended September 30, 2004. This increase reflects an increase in our average selling prices of 10.7% offset by a decrease in sales volume of 5.1% as a result of one of our major customers losing part of its market share.  Net sales in our Printed Products division increased $8.5 million, or 5.6%, to $159.8 million for the nine months ended September 30, 2005 from $151.3 million for the nine months ended September 30, 2004. This increase reflects an increase in our average selling prices of 15.0% offset by a decrease in sales volume of 8.1% largely due to a major customer who filed for reorganization late last year, and the rationalization of marginally profitable customer accounts in late 2004.

Segment profit.  The Specialty Products Group segment profit was $39.4 million for the nine months ended September 30, 2005, as compared to $39.7 million for the nine months ended September 30, 2004. This $0.3 million decrease is primarily attributable to a $3.9 million increase in gross margin attributable to the pass through of resin price increases, lower sales, general and administrative costs and a $4.1 million gain on sale of Alliant’s assets, offset by increased freight, packaging and labor costs.

Corporate/Other

Corporate/Other includes our corporate headquarters in Schaumburg, Illinois and our research and development facility in Newport News, Virginia. Unallocated corporate expenses were flat at $21.3 million for the nine months ended September 30, 2005, and 2004.

Liquidity and Capital Resources

Sources of capital

Our principal sources of funds are cash generated by our operations and borrowings under our revolving credit facility. In addition, we have raised funds through the issuance of senior debt and the sale of shares of our preferred stock.  As of September 30, 2005, our outstanding long-term debt consisted of: $48.1 million of borrowings under our revolving credit facility; $262.3 million of our Amended 2004 Notes; $313.9 million of our 2000/2002 Notes; $250.0 million of our 2003 Notes; and $6.9 million of our 2004 Notes.

Revolving Credit Facility

2004 Credit Facility

For the three and nine month periods ended September 30, 2005, we utilized a revolving credit facility (the “2004 Credit Facility”) providing up to $100 million of availability (subject to the borrowing base and other limitations described below).  The 2004 Credit Facility included a $15 million letter of credit sub-facility, with letters of credit reducing availability under the 2004 Credit Facility.

The 2004 Credit Facility was secured by a first priority security interest in substantially all our inventory, receivables and deposit accounts, 100% of the capital stock of, or other equity interests in, our existing and future domestic subsidiaries and foreign subsidiaries that are note guarantors, 65% of the capital stock of, or other equity interests in existing and future first-tier foreign subsidiaries, investment property and other assets of the Company and the note guarantors and a second-priority security interest in our real property, fixtures, equipment, intellectual property and other assets.

The 2004 Credit Facility had a maturity date of February 17, 2009.  The interest rates were at LIBOR plus 2.5% to 3.0% or ABR plus 1.5% to 2.0%.  The average rate on borrowings outstanding during the third quarter of 2005 was 7.8%.  The commitment fee for the unused portion of the 2004 Credit Facility was 0.50% per annum.

Our total availability under the 2004 Credit Facility was limited in certain circumstances.  Specifically, when our borrowing base was less than $110 million and the Fixed Charge Coverage Ratio (FCCR) was less than 1/1, our total availability was reduced to equal the borrowing base minus $10 million.  Furthermore, when the FCCR was less than a second ratio specified in the credit agreement that changed over time (.90/1 as of September 30, 2005), total availability was reduced to equal the lesser of the commitment or the borrowing base minus $15 million.  The FCCR was measured as of the end of each quarter and required to be reported to our senior lenders within 45 days after the end of each quarter.

As of September 30, 2005, we had approximately $100.0 million of total availability, approximately $48.1 million of outstanding borrowings and $7.0 million of outstanding letters of credit, and approximately $44.9 million remaining available for borrowing under the 2004 Credit Facility.

November Amendment

On November 7, 2005, we entered into an amendment and waiver with respect to the 2004 Credit Facility that increased, for the period from November 4, 2005 to November 21, 2005, the aggregate maximum commitments to make loans and provide letters of credit from $100 million to $105 million.  The lenders under the 2004 Credit Facility also agreed to a limited waiver of the applicability of the FCCR, so that the reduced availability provisions described above would not apply for the period from September 30, 2005 to November 29, 2005.  The amendment and waiver also provided that, until November 29, 2005, total availability under the revolving credit facility would not exceed the borrowing base minus $15 million.

New Credit Facility

On November 21, 2005, the Company entered into a new revolving credit facility providing up to $140 million of total availability (the “New Credit Facility”), subject to the borrowing base described below.  The New Credit Facility includes a $25 million letter of credit sub-facility, with letters of credit reducing availability under the New Credit Facility.  The New Credit Facility replaced the 2004 Credit Facility.

The New Credit Facility is secured by a first priority security interest in substantially all our inventory, receivables and deposit accounts, 100% of the capital stock of, or other equity interests in, our existing and future domestic subsidiaries, 65% of the capital stock of, or other equity interests in existing and future first-tier foreign subsidiaries, investment property and certain other assets of the Company and its subsidiaries and a second-priority security interest in our real property, fixtures, equipment, intellectual property and other assets.

The New Credit Facility matures on May  21, 2007.  The interest rates are (i) on $20 million outstanding under the New Credit Facility, LIBOR plus 6.50% or Index Rate (either prime rate or .50% over the Federal Funds Rate, if higher) plus 5.25% and (ii) on additional amounts outstanding, LIBOR plus 2.75% or Index Rate plus 1.50%.  The commitment fee for the unused portion of the New Credit Facility is 0.50% per annum.

The borrowing base under the New Credit Facility is based on specified percentages of our eligible accounts receivable, finished goods inventory and raw material inventory minus $10 million and other reserves.  The New Credit Facility requires us to comply with a monthly minimum fixed charge coverage ratio.

As of November 21, 2005, our borrowing base was approximately $126.8 million and we had approximately $126.8 million of total availability, approximately $97.4 million of outstanding borrowings and $7.0 million of outstanding letters of credit, and approximately $22.4 million remaining available for borrowing under the New Credit Facility.

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

The transaction in which the terms of the 2004 Notes were amended to become the Amended 2004 Notes was not registered under the Securities Act of 1933, as amended, or any state securities laws.  Pursuant to a registration rights agreement, Pliant consummated an exchange offer for the Amended 2004 Notes in which the company exchanged the $253.8 million aggregate principal amount of the original Amended 2004 Notes for essentially identical notes which are registered under the Securities Act of 1933, as amended.  The interest rate of the Amended 2004 Notes increased from 11 1/8% per annum to 11 5/8% per annum.  The Amended 2004 Notes no longer require payment of cash interest beginning in 2007.  Instead, they require payment of non-cash interest in the form of additional notes through maturity.  In addition, the amended and restated indenture eliminates substantially all the restrictive covenants contained in the indenture, as they relate to holders of the 2004 Notes with respect to which consents were not delivered.

On or after June 15, 2007, we may redeem some or all of the notes at the following redemption prices (expressed as percentages of the sum of the principal amount, plus accrued and unpaid interest); 111.625% if redeemed prior to June 15, 2007; 108.719% if redeemed prior to December 15, 2007; 105.813% if redeemed prior to June 15, 2008; 102.906% if redeemed prior to December 15, 2008; and 100.000% if redeemed on or before June 15, 2009.

Prior to June 15, 2007, we may redeem up to a maximum of 35% of the principal amount of the Amended 2004 Notes with the net cash proceeds of certain equity offerings by us at a redemption price equal to 111.625% of the sum of the principal amount plus accrued and unpaid interest, provided that after giving effect to such redemption (i) at least 65% of the principal amount of the notes remain outstanding and (ii) any such redemption by us is made within 120 days after such equity offering.

The Amended 2004 Notes are secured, on a first-priority basis by a security interest in our real property, fixtures, equipment, intellectual property and other assets other than the Second Priority Collateral (the “First-Priority Collateral”) and on a second-priority basis by a security interest in substantially all our inventory, receivables and deposit accounts, 100% of the capital stock of, or other equity interests in existing and future domestic subsidiaries and foreign subsidiaries that are note guarantors, 65% of the capital stock of, or other equity interests in existing and future first-tier foreign subsidiaries, investment property and certain other assets of the Company and the note guarantors (the “Second-Priority Collateral”).

11 1/8% Senior Secured Discount Notes due 2009 (the “2004 Notes”)

On February 17, 2004 we completed the sale of $306 million ($225.3 million of proceeds) principal at maturity of our 2004 Notes. The proceeds of the offering were used to repay and terminate the credit facilities that existed at December 31, 2003.  The 2004 Notes are guaranteed by the same domestic subsidiaries that guarantee the 2000/2002 Notes and the 2003 Notes and certain of our foreign subsidiaries that guarantee indebtedness of the Company.  The 2004 Notes were issued under an indenture dated February 17, 2004, among us, the subsidiary guarantors party thereto and Wilmington Trust Company, as trustee.

The 2004 Notes are senior secured obligations of the Company and are secured by first-priority security interests in the First-Priority Collateral, which consists of substantially all the real property, fixtures, equipment, intellectual property and all other assets, other than Second-Priority Collateral, of the Company and the subsidiary guarantors, together with the proceeds therefrom and improvements, alterations and repairs thereto, as well as any assets required to be added to the First-Priority Collateral pursuant to the terms of the indenture or related security documents.  The 2004 Notes are secured by a second-priority interest in the Second-Priority Collateral, rank equally in right of payment with all existing and any future senior obligations of the Company and are effectively subordinated to all liabilities and preferred stock of each subsidiary guarantor.  The 2004 Notes will mature on June 15, 2009.  On May 6, 2005 we completed the consent solicitation relating to our 2004 Notes.  Consents were delivered with respect to $298.2 million aggregate principal amount at maturity of the 2004 Notes.  As a result, $7.8 million aggregate principal amount at maturity of 2004 Notes remain outstanding.

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

The 2003 Notes will mature on September 1, 2009.  Interest on the 2003 Notes is payable at the rate of 11 1/8% per annum semi-annually in cash on each March 1 and September 1.  Prior to June 1, 2007, we may, on one or more occasions, redeem up to a maximum of 35% of the original aggregate principal amount of the 2003 Notes with the net cash proceeds of one or more equity offerings by us at a redemption price equal to 111.125% of the principal amount thereof, plus accrued and unpaid interest.  Otherwise, we may not redeem the 2003 Notes due 2009 prior to June 1, 2007.  On or after that date, we may redeem some or all of the 2003 Notes at the following redemption prices (expressed as a percentage of principal amount), plus accrued and unpaid interest: 105.563% if redeemed prior to June 1, 2008; 102.781% if redeemed prior to June 1, 2009; and 100% if redeemed on or after June 1, 2009.

13% Senior Subordinated Notes due 2010 (the “2000/2002 Notes”)

Our 2000/2002 Notes are subordinated to all of our existing and future senior debt, rank equally with any future senior subordinated debt, and rank senior to any future subordinated debt. 2000/2002 Notes due 2010 are guaranteed by some of our subsidiaries. The 2000/2002 Notes are unsecured.

The 2000/2002 Notes mature on June 1, 2010, and interest on the 2000/2002 Notes is payable on June 1 and December 1 of each year.  The 2000/2002 Notes are subordinated to all of our existing and future senior debt, rank equally with any future senior subordinated debt, and rank senior to any future subordinated debt.  The 2000/2002 Notes are guaranteed by some of our subsidiaries.  The 2000/2002 Notes are unsecured.  We may redeem the 2000/2002 Notes, in whole or in part, at the following redemption prices (expressed as percentages of principal amount), plus accrued and unpaid interest:  106.5% if redeemed prior to June 1, 2006; 104.333% if redeemed prior to June 1, 2007; 102.167% if redeemed prior to June 1, 2008; and 100% if redeemed on or after June 1, 2008.

The Indentures for the 2000/2002 Notes contain covenants that limit the amount and type of senior indebtedness that we can incur.  On November 4, 2005, we amended each of the Indentures for the 2000/2002 Notes to increase the amount of senior indebtedness permitted to be incurred thereunder by $25 million.  On November 17, 2005, we further amended each of the Indentures for the 2000/2002 Notes to modify the anti-layering covenant and related definition of “senior indebtedness” and to increase the amount of senior indebtedness permitted to be incurred under the indenture for the 2000 Notes by an additional $20 million.  Those amendments allowed us to enter into the New Credit Facility, which designates a portion of the indebtedness incurred thereunder as junior in right of payment to the balance of such indebtedness, and permit us to utilize the maximum availability thereunder.

Preferred stock

We have approximately $253.6 million of Series A Cumulative Exchangeable Redeemable Preferred Stock outstanding. The Series A preferred stock accrues dividends at the rate of 14% per annum; however, our board of directors has never declared or paid any dividends on the Series A preferred stock. Unpaid dividends accumulate and are added to the liquidation amount of the Series A preferred stock. Effective October 1, 2005, the annual dividend rate will increase from 14% per annum to 16% per annum as we did not pay all accrued dividends in cash on September 30, 2005. The Series A preferred stock is mandatorily redeemable on May 31, 2011.

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

Net Cash Provided by/Used in Continuing Operating Activities

Net cash provided by continuing operating activities was $9.9 million for the nine months ended September 30, 2005, a decrease of $10.4 million, as compared to net cash provided by continuing operating activities of $20.3 million for the same period in 2004.  This decrease was due primarily to a $12.5 million decrease in gross profit from continuing operations for the period, offset in part by working capital improvements of $1.4 million.

Net Cash Used in Investing Activities

Net cash used in investing activities increased $12.7 million to $21.2 million for the nine months ended September 30, 2005, from $8.5 million for the nine months ended September 30, 2004. This increase included an increase in capital expenditures from $15 million in 2004 to $26.4 million in 2005, along with the difference between $5.2 million in net proceeds from sale of Alliant in 2005 and $6.5 million net proceeds from sale of Solutions in 2004.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $15 million for the nine months ended September 30, 2005, as compared to net cash used in financing activities of $3.6 million for the nine months ended September 30, 2004. The activity for the first nine months of 2005 includes an exchange of $250.6 million accreted value of our 2004 Notes for $250.6 million in Amended 2004 Notes, $4.9 million in consent fees and $2.6 million of associated underwriter, legal and accountants fees; repayment of $1.5 million in obligations under capital leases and insurance related financing and $24.1 million borrowings, net of repayments, under a revolving credit facility.  The activity for the first nine months of 2004 includes the net proceeds from the issuance of senior secured discount notes of $225.3 million net of financing fees paid of $9.4 million and the repayment of the old credit facilities of $219.6 million.

Liquidity

As of September 30, 2005, we had approximately $80.0 million of working capital excluding current maturities of long term debt and approximately $6.9 million in cash and cash equivalents.  A portion of our cash and cash equivalents are held by our foreign subsidiaries.  Repatriation tax rates may limit our ability to access cash and cash equivalents generated by our foreign operations for use in our U.S. operations, including to pay principal and interest on outstanding borrowings.

As of September 30, 2005 we had approximately $48 million of outstanding borrowings and $7 million of outstanding letters of credit, and approximately $41 million of remaining availability under the 2004 Credit Facility as limited by our indentures’ covenants.  Daily borrowings outstanding under the 2004 Credit Facility averaged $44.5 million during the third quarter.  Our outstanding borrowings under our revolving credit facility fluctuate significantly during each quarter as a result of the timing of payments for raw materials, capital and interest, as well as the timing of customer collections.

Our total capital expenditures were approximately $24 million in 2004 and are expected to be approximately $35 million in 2005 and $40 million in 2006.  These expenditures are focused on projects to lower operating costs, add capacity for high value products, expand research and development programs, and bring new innovative products to market.

A number of factors had a significant negative effect on the Company’s liquidity position during the fiscal quarter ended September 30, 2005.   As noted above, increases in raw material, freight, and energy costs that the Company could not pass on immediately to customers negatively impacted our results of operations and reduced the cash provided by operations as compared with prior periods.  The negative impact of these factors on the Company during the quarter was exacerbated by the continued high prices of oil (which directly impact the cost of the major raw material input to our products) and the impact of Hurricane Katrina on the cost and supply of our raw materials and on the availability and cost of freight for our products.

These factors also negatively impacted many of our competitors and caused concerns for the suppliers of raw materials to our industry, and they responded by tightening credit terms and conditions to many of their customers.  Due to the combination of these conditions and our highly-leveraged financial position, many of our key suppliers reduced or eliminated credit terms for the Company’s raw material purchases, in some cases to a greater extent than for the industry as a whole.  Since September 30, 2005, the amount of cash that the Company has invested in its working capital has increased significantly due to both the higher cost of the raw materials that are a major component of our products and these reduced credit terms.

The credit rating assigned to the Company’s debt was downgraded by Standard & Poors and Moody’s during the early part of September, 2005.  This downgrade was precipitated in part by the negative industry factors noted above and the Company’s highly-leveraged position.  This downgrade in part contributed to the continued tightening of credit terms from the Company’s suppliers.

As a result of this tightening liquidity position, in early September 2005, the Company retained Jefferies & Co., a national investment banking firm, to advise the Company on its financial options.  Working with Jefferies, the Company developed and is implementing a plan to deal with near-term liquidity issues.  The entry into the New Credit Facility, with its increased availability, was a significant step forward in the plan and increases the Company’s available cash resources.  Unless industry conditions worsen from their current state, the Company currently anticipates that cash flow from operations and amounts available under the New Credit Facility should be sufficient to fund ongoing operations and interest payments on the 2003 Notes through December 31, 2006.  However, the Company believes that it may not be able to comply with the financial covenants in the New Credit Facility if it continues to make cash interest payments on the 2000/2002 Notes.

We are also working with Jefferies to develop and implement a long-term plan to realign our capital structure and reduce our leverage and are considering a number of restructuring options.  The goal of that plan is to significantly deleverage the Company and thereby reduce its cash interest payments and improve its credit profile.  As part of that plan, we have entered into discussions regarding a possible debt for equity conversion with an ad hoc committee of holders of the 2000/2002 Notes that hold, in the aggregate, a majority of the notes in each series.  Those discussions, which have already resulted in the recent amendments to the indentures to increase the permitted senior indebtedness, are currently in progress.

The Company currently does not anticipate that it will fund the $20.8 million interest payments that will become due under its 2000/2002 Notes on December 1, 2005.  If the Company does not make the those interest payments by December 31, 2005, then the Company will be in default under the 2000/2002 Notes.  A default under the 2000/2002 Notes would allow the holders of a majority of each of the 2000 and 2002 Notes to accelerate the maturity of such notes and would result in an event of default under the New Credit Facility. If not cured within 30 days, acceleration of the 2000/2002 Notes would result in an event of default under the Amended 2004 Notes, the 2004 Notes and the 2003 Notes.  As previously noted, however, we are in active discussions with an ad hoc committee of the holders of the 2000/2002 Notes that hold, in the aggregate, a majority of the notes in each series.   Although there can be no assurance that discussions will continue, we do not expect those holders to accelerate the 2000/2002 Notes as long as our discussions are continuing. Although we believe we have a good relationship with the lenders under the New Credit Facility, we cannot predict what actions they might take if our failure to pay interest on the 2000/2002 Notes by December 31, 2005 results in an event of default under the New Credit Facility.

If we are unable to successfully conclude a transaction with the holders of the 2000/2002 Notes on a timely basis or if the Company’s available cash resources are not sufficient to fund our ongoing operations, then the Company will have to consider other contingency plans that have been developed, including the possibility of seeking protection afforded by Chapter 11 of the United States Bankruptcy Code and pursuing a plan of reorganization to allow it to continue operations and minimize disruption to its business.  The Company cannot at this time determine what values, if any, would be ascribed in any out-of-court restructuring or in any bankruptcy case to the holders of the various classes of the Company’s securities.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. These risks include, but are not limited to: general economic and business conditions, particularly an economic downturn; industry trends; raw material costs and availability, particularly resin; our ability to pass through increased resin costs to our customers; changes in credit terms from our suppliers; our ability to fund under the New Credit Facility; our ability to comply with covenants under the New Credit Facility; our ability to successfully conclude restructuring transactions with holders of our 2000/2002 Notes and with holders of our preferred stock; increases in our leverage; interest rate increases; changes in our ownership structure; competition; the loss of any of our significant customers; changes in the demand for our products; new technologies; changes in distribution channels or competitive conditions in the markets or countries in which we operate; costs of integrating any future acquisitions; loss of our intellectual property rights; operational difficulties at any of our plants; foreign currency fluctuations and devaluations and political instability in our foreign markets; changes in our business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; and increases in the cost of compliance with laws and regulations, including environmental laws and regulations. These risks and certain other uncertainties are discussed in more detail in the 2004 Form 10-K.  There may be other factors, including those discussed elsewhere in this report that may cause our actual results to differ materially from the forward-looking statements.  Any forward-looking statements should be considered in light of these factors.

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In June 2005, the Company received an information request from the U.S. Environmental Protection Agency Region 4 (the “EPA”) relating to the Constitution Road Drum Site (the “Site”).  The EPA stated that the Company may have arranged for disposal of non-hazardous waste at the former Southeastern Research and Recovery (“SRR”) facility in Atlanta, Georgia.  SRR operated as a RCRA transfer facility and apparently abandoned its operations.  The EPA has informally requested that more than 100 potentially responsible parties, including the Company, conduct a removal action at the Site.  No cost estimates or allocation of liability among the parties have been developed.

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

PLIANT CORPORATION

/s/ JOSEPH J. KWEDERIS
JOSEPH J. KWEDERIS
Senior Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial
and Accounting Officer)

Date: November 21, 2005

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