Form 10-K
period 2005-12-31
PLIANT CORP
filed 2006-03-31
CIK 1049442

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

At March 30, 2006 there were 571,691 outstanding shares of the Registrant’s common stock. As of March 30, 2006, 71,659, or approximately 12.5%, of the outstanding shares of the Registrant’s common stock were held by persons other than affiliates of the Registrant. There is no established trading market for the Registrant’s common stock and, therefore, the aggregate market value of shares held by non-affiliates cannot be determined by reference to recent sales or bid and asked prices.

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

PART I

ITEM 1.                BUSINESS

General

Pliant Corporation (“Pliant,” the “Company,” “we” or “us”), with 2005 revenues of approximately $1,072.8 million, is one of North America’s leading manufacturers of value-added films and flexible packaging for food, personal care, medical, agricultural and industrial applications. We offer some of the most diverse product lines in the film industry and have achieved leading positions in many of these product lines. We operate 23 manufacturing and research and development facilities worldwide and we currently have approximately 1.0 billion pounds of annual production capacity.

Pliant has a proud heritage that traces back many decades. We have combined strategic acquisitions, internal growth, product innovation and operational improvements to grow our business from net sales of $310.8 million in 1996 to $1,072.8 million in 2005. We have invested to expand our capabilities and value-added product offerings for our customers. Between January 1, 2003 and December 31, 2005, we invested a total of $74.6 million to expand, upgrade and maintain our asset base and information systems.

Recapitalization

On May 31, 2000, we consummated a recapitalization pursuant to an agreement dated March 31, 2000 among us, our then existing stockholders and an affiliate of J.P. Morgan Partners, LLC, whereby the affiliate acquired majority control of our common stock. The total consideration paid in the recapitalization was approximately $1.1 billion, including transaction costs. Pursuant to the recapitalization agreement:

•        we redeemed all of the shares of our common stock held by Jon M. Huntsman, then majority stockholder and then Chairman of the Board;

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

Controlling Shareholders

As of March 24, 2006, J.P. Morgan Partners (BHCA), L.P. and/or affiliates owned approximately 55% of our outstanding common stock, 74% of our detachable warrants to purchase common stock issued in connection with our Series A preferred stock and 59% of our outstanding Series A preferred stock.

J.P. Morgan Partners, LLC serves as investment advisor to J.P. Morgan Partners (BHCA), L.P. J.P. Morgan Partners, LLC is the private equity group of J.P. Morgan Chase & Co., which is one of the largest financial holding companies in the United States.

On March 1, 2005, JP Morgan Chase & Co. announced that JP Morgan Partners , LLC will become independent when it completes the investment of its current $6.5 billion Global Fund and that the independent unit will retain portfolio management responsibility for the Global Fund and heritage JP Morgan Partners investments. Presumably, this would include the investments of J.P. Morgan Partners, LLC in the Company. However, at this time the Company has no additional information as to the impact, if any, that J.P. Morgan Partners, LLC becoming independent of JP Morgan Chase & Co. may have on the Company or its investments in the Company.

Chapter 11 Bankruptcy Proceedings and Plan of Reorganization.

Filing of Voluntary Petitions in Chapter 11

On January 3, 2006, Pliant Corporation and ten subsidiaries (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking relief under the provisions of chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) (the “Chapter 11 Cases”). The Chapter 11 Cases are being jointly administered under the caption “In re: Pliant Corporation, et al., Case No. 06-10001”. Three of our subsidiaries with Canadian operations commenced ancillary proceedings in a Canadian court to recognize the Chapter 11 proceedings as “foreign proceedings” pursuant to Canada’s Companies’ Creditors Arrangement Act (“CCAA”). Our operations in Mexico, Germany, and Australia were not included in the Chapter 11 filing and are not subject to the reorganization proceedings.

We intend to use the Chapter 11 Cases to complete our financial restructuring, resulting in a less leveraged capital structure that is expected to facilitate greater capital investment in our business. Our proposed joint plan of reorganization filed on March 17, 2006 with the Bankruptcy Court is expected to reduce our indebtedness, redeemable preferred stock and redeemable common stock by up to $595 million and decrease our annual interest expense by up to $86 million. The proposed plan of reorganization is discussed in more detail below.

During the pendency of the Chapter 11 Cases, the Debtors are operating their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. We expect to continue to operate in the normal course of business during the reorganization process and all of our 23 manufacturing and research and development facilities around the world are open and continuing to serve customers. However, operating in bankruptcy imposes significant risks on our business and we cannot predict whether or when we will successfully emerge from bankruptcy. See Item 1A—“Risk Factors” for a discussion of the risks and uncertainties facing our business as a result of the Chapter 11 Cases.

Commencement of Chapter 11 Cases

As a consequence of our commencement of the Chapter 11 Cases, substantially all pending claims and litigation against the Debtors in the United States have been automatically stayed pursuant to Section 362 of the Bankruptcy Code. In addition, as a consequence of the commencement of the proceedings in Canada to recognize the Chapter 11 proceedings as “foreign proceedings” pursuant to the CCAA, substantially all pending claims and litigation against our debtor subsidiaries operating in Canada also have been stayed by order of the Canadian court.

On the same day as we filed our voluntary petitions, we also filed a motion seeking procedural consolidation of the Chapter 11 Cases for ease of administration, which order was granted by the Bankruptcy Court on January 4, 2006. The Bankruptcy Court also granted certain other motions in substantially the manner requested seeking typical “first day” relief to ensure that we were able to transition into the Chapter 11 process with as little disruption to our business as possible and to enable our business to function smoothly while the Chapter 11 Cases were pending. The most significant of these granted “first day” motions authorized us to (i) pay prepetition wages and other benefits to our employees, (ii) honor prepetition customer obligations and continue customer programs, (iii) pay certain prepetition claims of shippers, warehouseman and other lien claimants, (iv) make payments to certain prepetition vendors that were vital to our uninterrupted operations, (v) continue use of our existing cash management system and bank accounts and (vi) obtain postpetition financing and use cash collateral.

As required by the Bankruptcy Code, the United States Trustee for the District of Delaware appointed an official committee of unsecured creditors on January 13, 2006. In addition, three unofficial ad hoc committees of note holders are represented in the Chapter 11 Cases.

DIP Financing

On January 3, 2006 we sought the Bankruptcy Court’s authority to enter into a postpetition financing facility to fund our operations during the pendency of the Chapter 11 Cases. We also sought the Bankruptcy Court’s authority to use the cash generated in the ordinary course of our business, which constituted “cash collateral” securing our obligations to our prepetition secured lenders and prepetition secured note holders. As adequate protection for the use of our cash collateral, we agreed to provide the prepetition secured lenders and prepetition secured note holders with replacement liens, administrative claims and, in some cases, payment of certain interest, fees and expenses. The Bankruptcy Court authorized us to enter into the postpetition financing facility on an interim basis on January 4, 2006 and on a final basis on February 2, 2006 (as amended on March 13, 2006). Accordingly, on January 4, 2006, we entered into the Senior Secured, Super-Priority Priming Debtor-In-Possession Credit Agreement (the “DIP Credit Facility”) with certain lenders led by General Electric Capital Corporation. Although the DIP Credit Facility is nominally in the amount of $200 million, the availability is reduced by the aggregate borrowing base under our prepetition revolving credit facility, and therefore the DIP Credit Facility provides for a maximum of approximately $68.8 million of additional postpetition financing, subject to borrowing base availability. Our obligations under the DIP Credit Facility are secured by valid, binding, enforceable, first priority (i.e., priming) perfected security interests and liens in substantially all of the Debtors’ assets, as well as super-priority administrative expense claims having priority over all of the Debtors’ unencumbered prepetition or postpetition property.

Proposed Plan of Reorganization

A plan of reorganization sets forth the means for satisfying claims against and equity interests in the debtor. The consummation of a plan of reorganization is the principal objective of a chapter 11 reorganization case.

Under the terms of our proposed plan of reorganization, which was filed with the Bankruptcy Court on March 17, 2006, holders of our 13% Senior Subordinated Notes in the aggregate principal amount of $320 million will exchange all of their subordinated notes for a combination of new common stock, new preferred stock and new debt, as well as a cash payment for acceptance of the plan equal to 1% of the principal amount of the subordinated notes so exchanged. The new preferred stock to be issued under our proposed plan of reorganization will be a new Series AA Redeemable Preferred Stock, which will not be subject to mandatory redemption, with an initial liquidation preference of $335.56 million and which will accrue quarterly cumulative dividends at a rate of 13% per annum. The Series AA Preferred Stock to be issued to the subordinated note holders will be in the aggregate face amount of $260 million, representing 77.5% of all of the new Series AA Preferred Stock to be issued under the proposed plan of reorganization (subject to an increase of such percentage to 80% in lieu of the cash payment for plan acceptance). The new common stock to be issued to the subordinated note holders will represent 30% of the common stock outstanding upon effectiveness of the proposed plan of reorganization and the new debt to be issued will consist of an additional aggregate principal amount of $20 million of our 11 5/8% Senior Secured Notes or, alternatively, $35 million of new senior subordinated notes.

The proposed plan of reorganization also provides that the holders of our mandatorily redeemable Series A Preferred Stock in the aggregate face amount of $289 million (as of December 31, 2005) will exchange all of their preferred stock for a combination of $75.5 million of the new Series AA Redeemable Preferred Stock, representing 22.5% of all of the new Series AA Preferred Stock to be issued under the proposed plan (subject to a decrease to 20% if the subordinated note holders receive 80% of the Series AA Preferred Stock as discussed above) and 28% of our new common stock outstanding upon effectiveness of the proposed plan. The holders of our common stock will receive in exchange for their shares 42% of our new common stock outstanding upon effectiveness of the proposed plan. In addition, the holders of existing Series B Preferred Stock may receive a cash payment of $5,146 per vested share of Series B Preferred Stock. However, holders of Series B Preferred Stock who are eligible to receive shares of a new class of Series M Preferred Stock and participate in a deferred cash management incentive plan intended to represent up to 8% of the equity value of our company upon emergence from bankruptcy are required to forego any cash distribution in respect of their shares of Series B Preferred Stock.

Our proposed plan of reorganization provides that the claims of our senior secured note holders and the Debtors’ trade and other general unsecured creditors will remain unimpaired. In connection with the implementation of the proposed plan, we intend to reincorporate Pliant as a Delaware corporation and the new common stock, Series AA Preferred Stock, Series M Preferred Stock and new debt will be issued by the reincorporated Delaware corporation.

Approval of Plan of Reorganization

A plan of reorganization must be voted on by holders of impaired claims and equity interests, and must satisfy certain requirements of the Bankruptcy Code and be confirmed by the bankruptcy court. Confirmation of a plan of reorganization by a bankruptcy court makes the plan binding upon the debtor, any issuer of securities under the plan, any person acquiring property under the plan and any creditor or equity interest holder of a debtor. Subject to certain limited exceptions, the order approving confirmation of a plan generally discharges a debtor from any debt that arose prior to the date of confirmation of the plan and substitutes for such debt the obligations specified under the confirmed plan.

A plan has been accepted by holders of claims against and equity interests in a debtor if (1) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan and (2) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests have voted to accept the plan. Under certain circumstances set forth in the provisions of section 1129(b) of the Bankruptcy Code, the Bankruptcy Court may confirm a plan even if such plan has not been accepted by all impaired classes of claims and equity interests. A class of claims or equity interests that does not receive or retain any property under the plan on account of such claims or interests is deemed to have voted to reject the plan.

On December 28, 2005 we entered into Support Agreements (the “Support Agreements”) with the holders of more than two-thirds in amount of our 13% Senior Subordinated Notes, the holders of a majority of the outstanding shares of our Series A Preferred Stock and the holders of a majority of the outstanding shares of our common stock pursuant to which such holders agreed, subject to the terms and conditions contained in the Support Agreements, to vote in favor of and support our proposed plan of reorganization. However, there can be no assurance that our proposed plan will be approved by all requisite holders of claims or interests or by the Bankruptcy Court or that all conditions precedent to the implementation of the proposed plan of reorganization will be satisfied. Moreover, the Support

Agreements may be terminated if the proposed plan of reorganization is not confirmed by the Bankruptcy Court by June 2, 2006 and will expire by their terms on June 15, 2006.

Industry Overview

We manufacture and sell a variety of plastic films and flexible packaging products. The plastic film industry serves a variety of flexible packaging markets, including the pharmaceutical, medical, personal care, household, industrial and agricultural film markets, as well as secondary packaging and non-packaging end use markets. According to the Flexible Packaging Association, the North American market for flexible packaging was approximately $21.3 billion in 2004 and has grown at a compound annual growth rate, or CAGR, of approximately 2.3% from 1999-2004. Many of our plastic films are flexible packaging products as defined by the Flexible Packaging Association. However, the flexible packaging market, as defined by the Flexible Packaging Association, does not include certain of the products we sell, such as agricultural films, and includes certain products we do not sell, such as wax papers and aluminum foils. We believe, however, that trends affecting the flexible packaging industry also affect the markets for many of our other products.

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

Certain industry and market share data reported herein are based on estimates made by the Flexible Packaging Association in a “State of the Industry Report 2005,” which was compiled based on data compiled from surveys submitted by its members, or from data provided by the Flexible Packaging Association in an investment base report titled “Paper and Packaging: Industry Overview and Outlook” issued in December 2004. Mr. Bevis serves on the Board of Directors of the Flexible Packaging Association and Pliant is a dues-paying member of the FPA. Unless otherwise indicated, the market share and industry data used throughout this report were obtained primarily from internal company surveys and management estimates based on these surveys and our management’s knowledge of the industry. We have not independently verified any of the data from third-party sources. Similarly, internal company surveys and management estimates, while we believe them to be reliable, have not been verified by any independent sources. While we are not aware of any misstatements regarding our industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement for Forward-Looking Information” in this report.

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

Specialty Products Group

The Specialty Products Group includes our Specialty Films and Printed Products Films divisions and accounted for 38.2%, 40.3%, and 41.1% of our consolidated net sales in 2005, 2004, and 2003, respectively. Our Specialty Films division produces personal care films, medical films, and agricultural films.

Personal Care.   We are a leading producer of personal care films used in disposable diapers, feminine care products and adult incontinence products. Personal care films must meet diverse and highly technical specifications. Many of these films must “breathe,” allowing water vapors to escape. In some applications, the softness or “quietness” of the film is important, as in adult incontinence products. We are one of North America’s leading producers of personal care films, with an estimated market share of approximately 35%.

Medical.   We are a specialized niche manufacturer of medical films. Our medical films are used in disposable surgical drapes and gowns. We also produce protective packaging for medical supplies, such as disposable syringes and intravenous fluid bags. In addition, our products include packaging for disposable medical devices. Our medical films are manufactured in “clean-room” environments and must meet stringent barrier requirements. A sterile barrier is necessary to provide and assure the integrity of the devices and to prevent contamination and tampering. These films must also be able to withstand varied sterilization processes.

Agricultural.   We are a leading manufacturer of polyethylene mulch films that are sold to fruit and vegetable growers and to nursery operators. Our mulch films are used extensively in North America and Latin America. Commercial growers of crops like peppers, tomatoes, cucumbers and strawberries are the primary consumers of our mulch films. These crops are typically planted on raised beds that are tightly covered with mulch film. The mulch film eliminates or retards weed growth, significantly reduces the amount of water required by plants, controls soil bed temperatures for ideal growing conditions and allows easy application of fertilizer. We are one of North America’s two largest producers of mulch films, with an estimated market share of approximately 31%.

Our Printed Products Films division provides printed rollstock, bags and sheets used to package food and consumer goods. Printed bags or rollstock are sold to bakeries, fresh and frozen food processors, manufacturers of personal care products, textile manufacturers and other dry goods processors. Bread and bakery bags represent a significant portion of our Printed Products Films business. Our Printed Products Films division produces approximately four billion bread and bakery bags each year, with an estimated share of between 20% to 25% of the North American market.

The Specialty Products Group also includes our Mexican subsidiary, which is a leading producer of printed products for Mexico and other Latin American countries. It also produces personal care and barrier films for these markets. In 2005, approximately 34.9% of our Printed Products sales were outside the United States, primarily in Mexico and Latin America.

Industrial Films

The Industrial Films segment accounted for 28.6%, 26.2%, and 24.6% of our consolidated net sales in 2005, 2004, and 2003, respectively.

Our Industrial Films segment manufactures stretch and PVC films. In 2005, approximately 27% of our Industrial Films sales were outside the United States, primarily in Canada, Europe and Australia. Our customers in this segment include national distributors, such as Bunzl, and Xpedx; grocery chains, such as A&P, Kroger, Publix and Safeway; and end-users, such as P&G, Costco, and Wal-Mart.

Stretch Films.   Our stretch films are used to bundle, unitize and protect palletized loads during shipping and storage. Stretch films continue to replace more traditional packaging, such as corrugated boxes and metal strapping, because of stretch films’ lower cost, higher strength, and ease of use. We are

North America’s fourth largest producer of stretch films, with an estimated market share of between 12% and 13%.

PVC Films.   Our PVC films are used by supermarkets, delicatessens and restaurants to wrap meat, cheese and produce. PVC films are preferred in these applications because of their clarity, elasticity and cling. We also produce PVC films for laundry wrap and other industrial applications. Finally, we produce cutterboxes for sale in retail and food service markets in North America, Latin America and Asia. In 2005, we were the second largest producer of PVC films in North America, with an estimated market share of approximately 22%. In addition, we are a leading producer of PVC films in Australia and the second largest producer in Europe, with estimated market shares of approximately 54% and 15%, respectively.

Engineered Films

The Engineered Films segment accounted for 22.5%, 22.6%, and 21.9% of our consolidated net sales in 2005, 2004, and 2003, respectively.

Engineered films are sold to converters of flexible packaging who laminate them to foil, paper or other films, print them, and ultimately fabricate them into the final flexible packaging product. Our engineered films are a key component in a wide variety of flexible packaging products, such as fresh-cut produce packages, toothpaste tubes and stand-up pouches. Generally, our engineered films add value by providing the final packaging product with specific performance characteristics, such as moisture, oxygen or odor barriers, ultraviolet protection or desired sealant properties. Because engineered films are sold for their sealant, barrier or other properties, they must meet stringent performance specifications established by the converter, including gauge control, clarity, sealability and width accuracy. We are a leader in introducing new engineered film products to meet flexible packaging industry trends and specific customer needs. We are North America’s leading manufacturer of films sold to converters, with an estimated market share of approximately 30%.

Performance Films

The Performance Films segment accounted for 9.9%, 10.1%, and 11.8% of our consolidated net sales in 2005, 2004, and 2003, respectively.

We manufacture a variety of barrier and custom films, primarily for smaller, but profitable, niche segments in flexible packaging and industrial markets. For example, in 2005 we were North America’s second largest producer of films for cookie, cracker and cereal box liners, with an estimated market share of approximately 20%. We are also a leading manufacturer of barrier films for liners in multi-wall pet food bags and films for photoresist coatings for the electronics industry.

Sales and marketing

Because of our broad range of product offerings and customers, our sales and marketing efforts are generally product or customer specific. We market in various ways, depending on both the customer and the product. However, most of our salespeople are dedicated to a specific product line and sometimes to specific customers.

The majority of our Specialty Films, Engineered Films and Performance Films are sold by our own direct sales force. These salespeople are supported by customer service and technical specialists assigned to each salesperson, and in some cases, to specific customers. Customer service representatives assist with order intake, scheduling and product information. Technical support personnel assist the salesperson and the customer with technical expertise, quality control and product development. We believe it is critical that our sales, marketing and technical support teams work together in order to meet our customers’ product needs and provide meaningful product development.

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

Industrial Films are generally sold through distributors and directly to certain large, national accounts. We have an independent contract sales force that sells our stretch pallet wrap films to national and regional distributors. Our PVC films are sold by our own sales force to regional and national distributors, directly to national grocery chains, and directly to converters, who repackage the film into cutterbox rolls for sale in retail markets.

Manufacturing

Between January 1, 2003 and December 31, 2005, excluding acquisitions, we have invested a total of $74.6 million to expand, upgrade and maintain our asset base and information systems. With 23 plants, we are often able to allocate lines to specific products. Our multiple manufacturing sites and varied production capabilities also allow us to offer multiple plant service to our national customers. Generally, our manufacturing plants operate 24 hours a day, seven days a week.

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

Technology and research and development

We believe our technology base and research and development provide critical support to our business and customers. Our research and development group provides the latest resin and extrusion technology to our manufacturing facilities and allows us to test new resins and process technologies. Our technical center in Newport News, Virginia and Chippewa Falls, Wisconsin have pilot plants that allow customer sampling and the ability to run commercial scale-ups for new products without interrupting operations in our manufacturing plants. We are able to use our broad product offerings and technology to transfer technological innovations from one market to another.

Our technical representatives often work with customers to help them develop new, more competitive products. This allows us to enhance our relationships with these customers by providing the technical service needed to support commercialization of new products and by helping them to improve operational efficiency and quality throughout a product’s life cycle.

We spent $8.7 million, $6.5 million, and $7.3 million on research and development for the years ended December 31, 2005, 2004 and 2003, respectively, before giving effect to revenues from pilot plant sales. In addition, we participate in several U.S. government funded research and development programs.

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

Raw materials

Polyethylene, PVC, polypropylene and other resins and additives constitute the major raw materials for our products. We purchase most of our resin from major oil companies and petrochemical companies in North America. For the year ended December 31, 2005, raw material costs, which consist primarily of resin costs, comprised approximately 65% of our cost of goods sold. Significant increases in the price of resins increases our costs, reduces our operating margins, and impairs our ability to service debt unless we are able to pass all of these cost increases on to our customers. The price of resin is a function of among other things, manufacturing capacity, demand, and the price of crude oil and natural gas feed stocks. Resin shortages or significant increases in the price of resin could have a significant adverse effect on our business. Since the middle of 2002, we have experienced a period of significant uncertainty with respect to resin supplies and prices. High crude oil and natural gas pricing, resulting from the hurricanes in the second half of 2005, have had significant impact on the price and supply of resins. Major suppliers of resin have implemented price increases to cover their increases in petroleum costs, and to improve their operating margins as capacity utilization increases. Due in part to consolidation in the resin supply industry, suppliers have resisted the consumers’ efforts to limit or defer the effect of these increases. Conversely, the prices of our products generally fluctuate with the price of resins. Approximately half of our sales are made on a transactional basis, which allows us to pass through resin price increases, although competitive market conditions in our industry from time to time limit our ability to pass the full cost of higher resin pricing through to our customers immediately or completely. The other approximately one half of our sales are made pursuant to customer contracts, most of which dictate the timing in our ability to pass through the increase. A vast majority of these contracts have been renegotiated to allow resin cost changes to be passed along on a monthly basis, with some allowing cost changes to be passed through quarterly and a small number requiring a longer delay. In combination, the cost to the Company of the gap between the speed in which resin price changes are passed on to us and the time in which we can pass these cost changes on to our customers has an impact on both our results of operations and our working capital needs. This trend is industry wide and its impact was significant in 2005. However, the Company believes that the renegotiation of many of its customer contracts should reduce the impact of resin price changes in the future.

As one of the largest consumers of packaging resin in the United States, the Company is working with its suppliers to minimize the effects and the timing of the pass through of increased resin costs and to maximize the likelihood that resin supplies continue to be available to the Company in sufficient quantities and on timetables necessary to meet the needs of our customers. We also regularly evaluate commodity hedging, collar agreements, and other protective strategies and will implement them if and when appropriate.

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

Employees

As of December 31, 2005, we had approximately 2,940 employees, of which approximately 830 employees were subject to a total of 8 collective bargaining agreements that expire on various dates between January 28, 2006 and February 28, 2009. The collective bargaining agreement covering our Mexico union facility that expired on January 28, 2006 was replaced by a new bargaining agreement that was officially signed and delivered to the Mexican authorities on Friday, March 10, 2006. As of December 31, 2005 we had approximately 211 employees under a collective bargaining agreement in South Deerfield, which expires in October 2006.

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

Available Information

We file annual, quarterly and current reports and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC’s web site at http://www.sec.gov. You may also read and copy any document we file at the SEC’s public reference facility at 450 Fifth Street, N.W., Washington, D.C. 20549. You may also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 450 Fifth Street, N.W., Washington, D.C. 20459. Please call the SEC at 1-800-SEC-0330 for further information on the public reference facility.

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

Cautionary Statement for Forward-Looking Information

Certain information set forth in this report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information that is based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies.

These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. These factors include, but are not limited to, the following:

•       general economic and business conditions, particularly an economic downturn;

•       inability to conclude our financial restructuring;

•       continuing losses and charges against earnings resulting from restructuring or the impairment of assets;

•       industry trends;

•       risks of high leverage and any increases in our leverage;

•       interest rate increases;

•       changes in our ownership structure;

•       raw material costs and availability, particularly resin;

•       the timing and extent to which we pass through resin cost changes to our customers;

•       changes in credit terms from our suppliers;

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

•       labor relations and work stoppages;

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

Our risks are more specifically described in the “Risk Factors” section of this report. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected.

ITEM 1A.   RISK FACTORS

The following risks and uncertainties are among the factors that could cause our actual operating results, financial condition or liquidity to differ materially from the forward-looking statements made in this report or which could otherwise adversely affect our business. There may be other factors, including those discussed elsewhere in this report or in other filings made by us with the Securities and Exchange Commission, that may cause our actual operating results, financial condition or liquidity to differ materially from the forward-looking statements made in this report or which could otherwise adversely affect our business. You should carefully consider these factors in evaluating any forward-looking statements made in this report and prior to making any investment decisions with respect to our securities.

Risks related to the Financial and Capital Structure of the Company

Operating in bankruptcy imposes significant risks on our business and we cannot predict whether or when we will successfully emerge from bankruptcy.

On January 3, 2006, we filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code and initiated related proceedings in Canada. On March 17, 2006, we filed a proposed plan of reorganization with the bankruptcy court in Delaware. In addition to approval by the bankruptcy court, the plan is subject to certain conditions that must be satisfied prior to its implementation. Although we believe that our plan of reorganization will satisfy all requirements for confirmation under the Bankruptcy Code, there can be no assurance that the plan will be approved by the bankruptcy court or that the conditions precedent to its implementation will be satisfied or when, if ever, such confirmation and satisfaction will occur. Failure to obtain such confirmation or to satisfy such conditions to implementation may result in lengthier bankruptcy proceedings as we attempt to negotiate and implement an alternative plan of reorganization or ultimately may result in the liquidation of our business in a proceeding under Chapter 7 of the Bankruptcy Code.

The timing of our emergence from bankruptcy and the terms of our emergence may affect our relationship with our creditors, customers, suppliers and employees and have a significant impact on our business, financial condition and results of operations. Our ability to continue to operate in bankruptcy and to emerge from bankruptcy will depend on various factors, including:

•       our ability to comply with and operate under the terms of the DIP Credit Facility and any cash management orders entered by the bankruptcy court from time to time, which subject us to restrictions on transferring cash and other assets;

•       our ability to maintain adequate debtor-in-possession financing and cash on hand and to generate cash from operations;

•       our ability to obtain exit financing sufficient to fund emergence and to fund our operations after emergence from the bankruptcy process on reasonable terms;

•       our ability to retain key employees during the pendency of our bankruptcy proceedings; and

•       our ability to maintain good customer and supplier relationships in light of developments in our bankruptcy proceedings and the terms of our emergence.

For further information regarding our Chapter 11 proceedings and our plan of reorganization, please see “Business—Chapter 11 Bankruptcy Proceedings and Plan of Reorganization” in Item 1 of this report.

Limits on our borrowing capacity under the DIP Credit Facility may affect our ability to finance our operations.

While our DIP Credit Facility provides for a maximum of approximately $68.8 million of postpetition financing, our ability to borrow funds under the DIP Credit Facility is subject to the amount of eligible receivables, inventory and real estate in our borrowing base under the facility and the application of reserves against such amounts. Our ability to make borrowings under our DIP Credit Facility also is conditioned upon our compliance with certain covenants including a requirement to maintain a minimum fixed-charge coverage ratio.

Uncertainty regarding the terms of our exit financing may adversely affect our ability to emerge from bankruptcy and to finance post-emergence operations.

As indicated above, one of the key factors to our ability to successfully emerge from bankruptcy is the ability to obtain exit financing sufficient to fund such emergence and our post-emergence operations on reasonable terms. We do not yet know the final terms upon which we will be able to obtain exit financing and whether such terms will be reasonable to us. In addition, even if exit financing may be obtained on reasonable terms, we may be restricted in our ability to fully access the maximum amount that may be borrowed under any exit financing facility if we are unable to satisfy applicable financial covenants or maintain a sufficient borrowing base. Moreover, covenants contained in our indentures may further impose limits on the amount we may borrow under any exit financing facility.

Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our debt obligations.

We are highly leveraged, which means that we have a large amount of indebtedness relative to our assets, particularly in comparison to some of our competitors. As of December 31, 2005, we had total debt of $981.7 million, and for the 2005 fiscal year, earnings were insufficient to cover fixed charges by approximately $109.9 million. Although our proposed plan of reorganization is expected to result in the elimination of $320 million of our subordinated debt and approximately $289 million of our mandatorily redeemable preferred stock, we will continue to have a significant amount of indebtedness upon emergence from bankruptcy.

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

Our estimated cash debt service for 2006 is expected to be approximately $37.5 million, consisting of $27.8 million of scheduled bond interest payments and approximately $9.7 million of interest payments on our revolving credit facility.

Our ability to make scheduled payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. These factors include:

•       Our ability to generate cost savings and manufacturing and operational efficiencies sufficient to achieve projected financial performance, including, but not limited to, initiatives to obtain new business and to generate and manage working capital consistent with such projections;

•       Variations in the financial or operational condition of our significant customers;

•       Material shortages, transportation systems delays or other difficulties in markets where we purchase supplies for the manufacturing of our products;

•       Significant work stoppages, disputes or any other difficulties in labor markets where we obtain materials necessary for the manufacturing of their products or where their products are manufactured, distributed or sold;

•       Increased development of competitive alternatives to our products;

•       Fluctuations in interest rates;

•       Unscheduled plant shutdowns;

•       Increased operating costs;

•       Changes in prices and supply of raw materials;

•       Changes in credit terms offered by our suppliers;

•       Our ability to obtain cash adequate to fund our needs;

•       Various worldwide economic and political factors, changes in economic conditions, currency fluctuations and devaluations, credit risks in foreign markets or political instability in foreign countries where we have manufacturing operations or suppliers;

•       Physical damage to or loss of significant manufacturing or distribution property, plant and equipment due to fire, weather or other factors beyond our control;

•       Legislative activities of governments, agencies and similar organizations, both in the United States and in foreign countries, that may affect our operations;

•       Our ability to comply with government regulations, including public market disclosure requirements such as those contained within the Sarbanes-Oxley Act;

•       Legal actions and claims of undetermined merit and amount involving, among other things, product liability, recalls of products manufactured or sold by us and environmental and safety issues involving our products or facilities; and

•       Possible terrorist attacks or acts of aggression or war, which could exacerbate other risks such as slowed production or interruptions in the transportation system.

If our cash flows and capital resources are insufficient to fund our debt service obligations in the future, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such cash flows and capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our indentures restrict, and we expect our exit credit facility to restrict, our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

If, after emergence from bankruptcy, we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness in the future, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the exit credit facility could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into a subsequent bankruptcy or liquidation. If our operating performance declines, we may, in the future, need to obtain waivers from the required lenders under our exit credit facility to avoid being in default. If we breach our covenants under the exit credit facility and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we could be in default under the exit credit facility and the lenders could exercise their rights, as described above, and we could be forced into a subsequent bankruptcy or liquidation.

Our variable rate indebtedness subjects us to interest rate risk.

Although we have substantially reduced our variable rate indebtedness, our borrowings under our prepetition revolving credit and DIP Credit facilities are, and we expect our borrowings under any exit credit facility will be, at variable rates of interest. An increase of 1% in interest rates would result in an additional $100,000 of annual interest expense for each $10.0 million in borrowings under such facilities. We are thus exposed to interest rate risk to the extent of our borrowings under the prepetition revolving credit and DIP Credit facilities and expect to be exposed to such risk after emergence to the extent of our borrowings under any exit credit facility.

We will rely significantly on the funds received from our subsidiaries to meet our debt service obligations, but our subsidiaries may not be able to distribute sufficient funds to us.

Although we are an operating company, a significant amount of our revenue is generated by our subsidiaries. For the year ended December 31, 2005, 19% of our net sales was generated by our subsidiaries. As a result, our ability to satisfy our debt service obligations will depend significantly on our receipt of dividends or other intercompany transfers of funds from our operating subsidiaries. The payment of dividends to us by our subsidiaries is contingent upon the earnings of those subsidiaries and is subject to various business considerations as well as certain contractual provisions which may restrict the payment of dividends and the transfer of assets to us. In the event of a subsequent bankruptcy, liquidation or reorganization of our subsidiaries, claims of creditors of our subsidiaries will generally have priority as to the assets of such subsidiaries over our claims as the holder of the equity of our subsidiaries.

Risks related to our business

Continued increases in resin prices or the loss of a key resin supplier could lead to increased costs and lower profit margins.

Polyethylene, PVC, polypropylene and other resins and additives constitute the major raw materials for our products. We purchase most of our resin from major oil companies and petrochemical companies in North America. For the year ended December 31, 2005, raw material costs, which consist primarily of resin costs, comprised approximately 65% of our total cost of goods sold. Significant increases in the price of resins increases our costs, reduces our operating margins and impairs our ability to service debt unless we are able to pass all of these cost increase on to our customers. The price of resin is a function of, among other things, manufacturing capacity, demand, and the price of crude oil and natural gas feed stocks. Resin shortages or significant increases in the price of resin could have a significant adverse effect on our business. Since the middle of 2002, we have experienced a period of significant uncertainty with respect to resin supplies and prices. High crude oil and natural gas pricing, resulting from the hurricanes in the second half of 2005, have had significant impact on the price and supply of resins. Major suppliers of resin have implemented price increases to cover their increases in petroleum costs, and to improve their operating margins as capacity utilization increases. Due in part to consolidation in the resin supply industry, suppliers have resisted the consumers’ efforts to limit or defer the effect of these increases. Conversely, the prices of our products generally fluctuate with the price of resins. Approximately half of our sales are made on a transactional basis, which allows us to pass through resin price increases, although competitive market conditions in our industry from time to time limit our ability to pass the full cost of higher resin pricing through to our customers immediately or completely. The other approximately one half of our sales are made pursuant to customer contracts, most of which dictate the timing in our ability to pass through the increase. A vast majority of these contracts have been renegotiated to allow resin cost changes to be passed along on a monthly basis, with some allowing cost changes to be passed through quarterly and a small number requiring a longer delay. In combination, the cost to the Company of the gap between the speed in which resin price changes are passed on to us and the time in which we can pass these cost changes on to our customers has an impact on both our results of operations and our working capital needs. This trend is industry wide and its impact was significant in 2005. However, the Company believes that the renegotiation of many of its customer contracts should reduce the impact of resin price changes in the future.

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

Although no single customer accounted for more than 10% of our net sales for the year ended December 31, 2005, we are dependent upon a limited number of large customers with substantial purchasing power for a significant percentage of our sales. Our top ten customers accounted for approximately 28.2% of our net sales in 2005. Several of our largest customers satisfy some of their film requirements by manufacturing film themselves. The loss of one or more major customers, or a material reduction in sales to these customers as a result of competition from other film manufacturers, insourcing of film requirements or other factors, would have a material adverse effect on our results of operations and on our ability to service our indebtedness. See “Management’s discussion and analysis of financial condition and results of operations” and “Business—Products, markets and customers.”

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

We are controlled by J.P. Morgan Partners, LLC and its interests as an equity holder may conflict with your interests.

Affiliates of J.P. Morgan Partners, LLC own approximately 55% of our outstanding common stock, 74% of our detachable warrants to purchase common stock issued in connection with our preferred stock and 59% of our outstanding preferred stock. Subject to certain limitations contained in the stockholders’ agreement among us, our stockholders, and holders of detachable warrants to purchase common stock issued in connection with our preferred stock, J.P. Morgan Partners, LLC, through its affiliate, controls us. The interests of J.P. Morgan Partners, LLC may not in all cases be aligned with your interests.

On March 1, 2005, JPMorgan Chase & Co. announced that JP Morgan Partners, LLC will become independent when it completes the investment of its current $6.5 billion Global Fund and that the independent unit will retain portfolio management responsibility for the Global Fund and heritage JP Morgan Partners investments. However, at this time the Company has no additional information as to the impact, if any, that JP Morgan Partners LLC becoming independent of JPMorgan Chase & Co. may have on the Company or its investments in the Company.

If we do not maintain good relationships with our employees, our business could be adversely affected by a loss of revenues, increased costs or reduced profitability.

As of December 31, 2005, we had approximately 2,940 employees, of which approximately 830 employees were subject to a total of 8 collective bargaining agreements that expire on various dates between, January 28, 2006 and February 28, 2009. The collective bargaining agreement covering our

Mexico union facility that expired on January 28, 2006 was replaced by a new bargaining agreement that was officially signed and delivered to the Mexican authorities on Friday, March 10, 2006. As of December 31, 2005 we had approximately 211 employees under a collective bargaining agreement in South Deerfield, which expires in October 2006.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

Not applicable.

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

Since 2001, the Company has undertaken an effort to maximize the efficiency of our facilities by closing and disposing of a number of facilities. Production from these facilities was moved in large part to plants that were not operating at capacity. In 2005, we sold the intellectual property, working capital and equipment assets used in our Alliant operations in Shelbyville, Indiana. During 2004, we closed our Harrisville, Rhode Island manufacturing facility and transferred production to more efficient plants. We also acquired ownership of that portion of our Macedon, New York facility that we previously leased from ExxonMobil Oil Corporation.

We have an annual film production capacity of approximately 1.0 billion pounds. Our principal manufacturing plants are listed below. Unless otherwise indicated, we own each of these properties.

SEGMENT	PRODUCTS
Engineered Films
Chippewa Falls, Wisconsin	Converter, industrial and personal care films
Danville, Kentucky *	Converter, barrier, and custom films
Deerfield, Massachusetts	Converter and industrial films
Orillia, Canada (two plants) *	Converter films
Performance Films
Dalton, Georgia	Converter, barrier, and medical films
Bloomington, Indiana *	Barrier and converter films
Odon, Indiana	Barrier films
Industrial Films
Barrie, Canada *	PVC and polyethylene films
Calhoun, Georgia	PVC films
Danville, Kentucky	Stretch and custom films
Lewisburg, Tennessee	Stretch films
Phillipsburg, Germany	PVC Films
Preston, Australia *	PVC films
Toronto, Canada	PVC and stretch films
Specialty Products Group
Specialty Films Division
Harrington, Delaware	Personal care, medical, and custom films
McAlester, Oklahoma	Personal care and medical films
Washington, Georgia	Personal care, medical, and agricultural films
Printed Products Division
Kent, Washington	Printed bags and rollstock
Langley, British Columbia *	Printed bags and rollstock
Macedon, New York	Printed bags and rollstock
Mexico City, Mexico *	Personal care films, printed bags and rollstock
Corporate/Other
Newport News, Virginia	Research facility and pilot plant

*                    Indicates a leased building. In the case of Orillia, Canada, one of the two plants is leased. In Danville, Kentucky, one of three plants is leased.

ITEM 3.                LEGAL PROCEEDINGS

On January 3, 2006, Pliant Corporation and ten subsidiaries (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking relief under the provisions of chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) (the “Chapter 11 Cases”). The Chapter 11 Cases are being jointly administered under the caption “In re: Pliant Corporation, et al., Case No. 06-10001”. Three of our subsidiaries with Canadian operations commenced ancillary proceedings in a Canadian court to recognize the Chapter 11 proceedings as “foreign proceedings” pursuant to Canada’s Companies’ Creditors Arrangement Act (“CCAA”). Our operations in Mexico, Germany, and Australia were not included in the Chapter 11 filing and are not subject to the reorganization proceedings.

As a consequence of our commencement of these Chapter 11 Cases, substantially all pending claims and litigation against us in the United States have been automatically stayed pursuant to Section 362 of the Bankruptcy Code. In addition, as a consequence of the commencement of the proceedings in Canada to recognize the Chapter 11 proceedings as “foreign proceedings” pursuant to the CCAA, substantially all pending claims and litigation against our subsidiaries operating in Canada also have been stayed by order of the Canadian court. During the pendency of the Chapter 11 Cases, the Debtors are operating their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

On the same day as we filed our voluntary petitions, we also filed a motion seeking procedural consolidation of these Chapter 11 Cases for ease of administration, which order was granted by the Bankruptcy Court on January 4, 2006. The Bankruptcy Court also granted certain other motions in substantially the manner requested seeking typical “first day” relief to ensure that we were able to transition into the Chapter 11 process with as little disruption to our business as possible and to enable our business to function smoothly while the Chapter 11 Cases were pending. The most significant of these granted “first day” motions authorized us to (i) pay prepetition wages and other benefits to our employees, (ii) honor prepetition customer obligations and continue customer programs, (iii) pay certain prepetition claims of shippers, warehouseman and other lien claimants, (iv) make payments to certain prepetition creditors that were vital to our uninterrupted operations, (v) continue use of our existing cash management system and bank accounts and (vi) obtain postpetition financing and use cash collateral. In addition, the Bankruptcy Court authorized us to enter into a postpetition debtor-in-possession financing facility on an interim basis on January 4, 2006 and on a final basis on February 2, 2006 (as amended on March 13, 2006).

The United States Trustee for the District of Delaware appointed an official committee of unsecured creditors on January 13, 2006. In addition, three unofficial ad hoc committees of note holders are represented in the Chapter 11 Cases. On March 17, 2006, we filed a proposed plan of reorganization with the Bankruptcy Court, which plan has not yet been voted on by the holders of impaired claims or interests or confirmed by the Bankruptcy Court. See Item 1—“Business—Chapter 11 Bankruptcy Proceedings and Plan of Reorganization” for additional information regarding the proposed plan of reorganization and these proceedings.

The Company filed a patent infringement complaint against MSC Marketing & Technology, Inc., d/b/a Sigma Stretch Film and Atlantis Plastics, Inc. on May 19, 2004, Case No. 04-C-3509 (N.D. Ill.) The Company sells a patented plastic film that is used to wrap pallet loads. The patent infringement lawsuit was filed to protect the Company’s exclusive right to this film’s patented features, which provide the Company’s product with advantages in this industry. In this lawsuit, the Company seeks an injunction and past damages relating to sales of competing film products. This case currently is in the discovery phase.

In June 2005, the Company received an information request from the U.S. Environmental Protection Agency Region 4 (the “EPA”) relating to the Constitution Road Drum Site (the “Site”). The EPA stated that the Company may have arranged for disposal of non-hazardous waste at the former Southeastern Research and Recovery (“SRR”) facility in Atlanta, Georgia. SRR operated as a RCRA transfer facility and apparently abandoned its operations. The EPA has informally requested that more than 100 potentially responsible parties, including the Company, conduct a removal action at the Site. A group of PRPs has formed and has negotiated an agreement in principle with EPA to conduct a cleanup at the Site. The estimated cost of the work will be $2.2 million. The EPA has agreed to waive its claim for past costs. Based on the allocation formula developed by the PRP group, the Company’s share is estimated to be approximately $28,000. Pliant plans to seek approval from the bankruptcy court to participate in a settlement consistent with these terms.

On June 30, 2005, George Miller filed a complaint against the Company, Case No. 05-0580 (Ontario, Canada Superior Court of Justice). In this lawsuit, Miller seeks general damages of $200,000 and aggravated and punitive damages of $2 million plus costs for constructive discharge. This case is currently subject to the automatic stay provisions of the Bankruptcy Code, as noted above. Prior to the stay taking effect, the case was in the pleading stage.

On August 11, 2005, Montague Claybrook, Chapter 7 Trustee for BakeLine Industries, Inc. filed a bankruptcy preference complaint against the Company, Adversary Proceeding 05-52265 - PBL (Bankruptcy Court, District of Delaware). The complaint alleges preferential transfers of $274,500 to the Company. Pliant has responded to the complaint, raising new value and ordinary course defenses. Discovery in this case has been concluded. This case is currently subject to the automatic stay provisions of the Bankruptcy Code, as noted above.

On August 30, 2005, Tredegar Film Products Corp. filed a complaint against the Company, Case No. 05 CH 14715 (Cook County, Illinois Circuit Court, Chancery Division). In this lawsuit, Tredegar seeks compensatory damages in excess of $30,000 and $2 million in punitive damages against the Company for alleged misappropriation and misuse of alleged Tredegar trade secrets related to the hiring by the Company of two former Tredegar employees. This case is currently subject to the automatic stay provisions of the Bankruptcy Code, as noted above. Prior to the stay taking effect on January 3, 2006, the case was in the early stages of discovery.

We are involved in ongoing litigation matters from time to time in the ordinary course of our business. In our opinion, none of such litigation is material to our financial condition or results of operations.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information, Holders and Dividends

At March 30, 2006, we had 571,691 shares of common stock outstanding and there were 36 holders of record of our common stock. There is no established trading market for our common stock.

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

Recent Sales of Unregistered Securities

Since the adoption of the 2004 Restricted Stock Incentive Plan, we sold 720 shares of a newly created Series B Preferred Stock to our Chief Executive Officer and certain other officers in private transactions at $162 per share, which was determined to be the fair market value of those shares based on an independent appraisal received by the Board. We believe that the issuance of these shares was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof because the issuance did not involve a public offering or sale. As of December 31, 2005, 628 shares of Series B Preferred Stock are outstanding.

Equity Compensation Plans

As required by Item 201(d) of SEC Regulation S-K, a table presenting securities authorized for issuance under equity compensation plans is included in Item 12.

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

	Years ended December 31,
	2001	2002	2003	2004	2005
	(Dollars in millions)
Statement of operations data:(1)
Net sales	$840.4	$850.9	$894.5	$968.7	$1,072.8
Cost of sales	665.1	693.7	758.2	826.8	939.7
Gross profit	175.3	157.2	136.3	141.9	133.1
Total operating expenses(2)	101.1	126.2	128.1	90.1	92.0
Operating income (loss)	74.2	31.0	8.2	51.8	41.1
Interest expense(3)(4)	(76.0)	(75.3)	(96.4)	(145.7)	(155.1)
Other income (expense), net	6.5	2.3	0.5	(0.7)	4.1
Income (loss) from continuing operations before income taxes	4.7	(42.0)	(87.8)	(94.6)	(109.9)
Income tax expense (benefit)	6.8	(1.5)	5.2	1.6	2.0
Loss from continuing operations	(2.1)	(40.5)	(93.0)	(96.2)	(111.9)
Loss from discontinued operations	—	(2.9)	(21.3)	(17.7)	(1.1)
Net income (loss)	$(2.1)	$(43.4)	$(114.3)	$(113.9)	$(113.0)
Other financial data:
EBITDA from continuing operations(5)	$127.7	$79.0	$55.5	$92.2	$85.8
Net cash provided by (used in) operating activities	30.3	52.4	(14.2)	(1.4)	(56.4)
Net cash used in investing activities	(87.3)	(55.2)	(17.0)	(17.6)	(32.6)
Net cash provided by (used in) financing activities	55.0	12.4	46.0	25.5	97.1
Depreciation and amortization	47.0	45.7	46.9	41.1	40.5
Impairment of goodwill and intangible assets (2)	—	8.6	18.3	—	—
Impairment of fixed assets(2)	—	—	4.8	0.4	—
Restructuring and other costs(2)	(4.6)	30.1	12.6	2.1	2.4
Financial Restructuring(9)	—	—	—	—	3.8
Non-cash stock-based compensation expense	7.0	—	—	—	—
Capital expenditures	56.4	49.2	17.0	24.1	33.5
Segment profit(10)	141.8	118.8	91.2	94.6	92.0

	December 31,
	2001	2002	2003	2004	2005
	(Dollars in millions)
Balance sheet data (at period end):
Cash and cash equivalents	$4.8	$1.6	$3.3	$5.6	$12.8
Working capital(6)	58.4	45.8	70.7	78.5	(833.4)
Total assets	851.7	853.2	786.8	777.1	820.9
Total debt	713.3	736.4	783.7	842.3	981.7
Total liabilities(7)	903.0	960.1	992.4	1,291.3	1,455.8
Redeemable preferred stock(8)	126.1	150.8	188.2	0.1	0.1
Redeemable common stock	16.8	13.0	13.0	6.6	6.6
Stockholders’ equity (deficit)	(194.5)	(270.9)	(407.1)	(521.0)	(641.7)

(1)          On September 30, 2004, we sold substantially all of the assets of Pliant Solutions Corporation which was previously reported as one of our operating segments. In accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets, Pliant Solutions is being accounted for as a discontinued operation and, accordingly, its assets are segregated from continuing operations, and its operating results are segmented and reported as discontinued operations in all periods presented. Net sales of Pliant Solutions for the nine months ended September 30, 2004 were $22.5 million; net sales of Pliant Solutions for the twelve months ended December 31, 2003 were $34.9 million; and net sales of Pliant Solutions for the eight months ended December 31, 2002 were $28.3 million. No tax benefits were recorded on the losses from discontinued operations or the loss on sale of discontinued operations as realization of these tax benefits is not certain.

(2)          Total operating expenses include restructuring and other costs of $2.4 million for the year ended December 31, 2005, including $2.1 million in lease termination costs associated with our Shelbyville, Indiana facility and $0.3 million severance costs associated with the sale of our Alliant business. For the year ended December 31, 2004, restructuring and other costs of $2.1 million were included for fixed asset impairment charges of $1.4 million and restructuring and other costs of $0.7 million related to closure of our Harrisville, Rhode Island facility. For the year ended December 31, 2003, restructuring and other costs of $12.6 million were included which consisted of $2.0 million for fixed asset impairment charges related to the closure of our facility in Shelbyville, IN, $0.7 million related to the closure of our facility in Brazil consisting primarily of fixed asset impairment charges, $2.6 million related to the closure and transfer of the production from our facility in Fort Edward, NY to our facilities in Mexico and Danville, KY, $1.4 million related to the consolidation of two plants in Mexico, $2.6 million related to the closure and transfer of production from our Merced, CA facility, and other costs related to the closure of our Shelbyville, IN facility, our Singapore office and a section of our Toronto facility. In addition, during 2003 we accrued the present value of future lease payments on three buildings we do not currently occupy in an amount equal to $3.3 million and a provision for litigation of $7.2 million.

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

(4)          In 2004 and 2005, we recognized $35.3 million and $40.8 million, respectively, of dividends and accretion on redeemable preferred stock as interest expense in accordance with SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

(5)          EBITDA from continuing operations reflects income from continuing operations before interest expense, income taxes, depreciation, and amortization. We believe that EBITDA information enhances an investor’s understanding of our ability to satisfy principal and interest obligations with respect to our indebtedness and to utilize cash for other purposes. EBITDA does not represent and should not be considered as an alternative to net income or cash flows from operating activities as determined by U.S. generally accepted accounting principles and may not be comparable to other similarly titled measures of other companies. In addition, there may be contractual, legal, economic or other reasons which may prevent us from satisfying principal and interest obligations with respect to our indebtedness and may require us to allocate funds for other purposes. A reconciliation of EBITDA to net cash provided by (used in) operating activities as set forth in our consolidated statements of cash flows is as follows:

	2001	2002	2003	2004	2005
	(Dollars in millions)
EBITDA from continuing operations	$127.7	$79.0	$55.5	$92.2	$85.8
Adjustments:
Interest expense	(76.0)	(75.3)	(96.4)	(145.7)	(155.1)
Income tax (expense) benefit	(6.8)	1.5	(5.2)	(1.8)	(1.0)
Impairment of fixed assets	—	—	4.8	0.4	—
Preferred dividends and accretion on preferred shares	—	—	—	35.3	40.8
Amortization of deferred financing costs and accretion of debt discount	2.7	3.7	9.9	35.1	34.9
Deferred income taxes	3.0	(5.4)	1.5	0.2	(1.0)
Provision for loss on accounts receivable	0.3	2.6	1.7	1.6	1.7
Non-cash compensation expense related to stock options	7.0	—	—	—	—
Discount on stockholder note receivable	—	—	—	—	—
Non-cash plant closing costs	(7.6)	9.7	3.3	1.4	—
Write-down of impaired goodwill and intangible assets	—	8.6	18.3	—	—
Curtailment gain	—	—	—	1.6	—
(Gain) loss on disposal of assets	(0.4)	0.4	1.4	0.5	(4.2)
Minority interest	0.3	(0.1)	0.1	(0.3)	—
Change in operating assets and liabilities, net of effects of acquisitions	(19.9)	27.7	(9.1)	(21.9)	(58.3)
Net cash provided by (used in) operating activities	$30.3	$52.4	$(14.2)	$(1.4)	$(56.4)

(6)          The working capital amount for 2005 includes $971.9 million of debt in default consisting of $130.9 million of revolving credit facility, $250 million in 11 1/8% Senior Secured Notes, $269.8 million in 11 5/8% Senior Secured Notes, $7.0 million in 11 1/8 Senior Secured Discount Notes and $314.1 million in Senior Subordinated debt.

(7)          The Company adopted Statement of Financial Accounting Standard No. 150 (“SFAS 150”), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, effective January 1, 2004. As a result, our Series A redeemable preferred stock, which has an unconditional mandatory redemption feature, was recorded as a liability on the date of adoption. In addition, effective January 1, 2004, the dividends and accretion on the preferred shares are included as a part of interest expense in the statement of operations. As a result of adopting SFAS 150, the Company’s redeemable common shares that have been put for redemption by a shareholder have also been recorded as a liability.

(8)          The amount presented includes proceeds of $141.0 million from the issuance of our Series A preferred stock in 2000, 2001 and 2003, plus the accrued and unpaid dividends, less the unamortized discount due to detachable warrants to purchase common stock issued in connection with our preferred stock and unamortized issuance costs which were $76.3 million and $29.1 million, respectively as of December 31, 2003. The amount as of December 31, 2004 includes $0.1 million of proceeds from the sale of 720 shares of newly-created, non-voting Series B Redeemable Preferred Stock to selected officers of the Company.

(9)   Total operating expenses include financial restructuring costs of $3.8 million for the year ended December 31, 2005 for legal, financial advisory, tax and other professional services.

(10) Segment profit reflects income from continuing operations adjusted for interest expense, income taxes, depreciation, amortization, restructuring and other costs and other non-cash charges (principally the impairment of goodwill, intangible assets and fixed assets).

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

Company Profile

Pliant generates revenues, earnings and cash flows from the sale of film and flexible packaging products throughout the world. We manufacture these products at 23 facilities located in the United States, Australia, Canada, Germany and Mexico. Our sales have grown primarily as a result of strategic acquisitions made over the past several years, increased levels of production at acquired facilities, return on capital expenditures and the overall growth in the market for film and flexible packaging products.

Overview

On January 3, 2006, Pliant Corporation and ten subsidiaries (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking relief under the provisions of chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) (the “Chapter 11 Cases”). The Chapter 11 Cases are being jointly administered under the caption “In re: Pliant Corporation, et al., Case No. 06-10001”. Three of our subsidiaries with Canadian operations commenced ancillary proceedings in a Canadian court to recognize the Chapter 11 proceedings as “foreign proceedings” pursuant to Canada’s Companies’ Creditors Arrangement Act (“CCAA”). Our operations in Mexico, Germany, and Australia were not included in the Chapter 11 filing and are not subject to the reorganization proceedings.

As a consequence of our commencement of these Chapter 11 Cases, substantially all pending claims and litigation against the Debtors in the United States have been automatically stayed pursuant to Section 362 of the Bankruptcy Code. In addition, as a consequence of the commencement of the proceedings in Canada recognizing the Chapter 11 proceedings as “foreign proceedings” pursuant to the CCAA, substantially all pending claims and litigation against our subsidiaries operating in Canada also have been stayed by order of the Canadian court.

We intend to use the Chapter 11 Cases to complete our financial restructuring, resulting in a less leveraged capital structure that is expected to facilitate greater capital investment in our business. Our proposed plan of reorganization filed on March 17, 2006 with the Bankruptcy Court is expected to reduce our indebtedness, redeemable preferred stock and redeemable common stock by up to $595 million and decrease our annual interest expense by up to $86 million. See Item 1—“Business—Chapter 11 Bankruptcy Proceedings and Plan of Reorganization—Proposed Plan of Reorganization” for a discussion of the terms of the proposed plan.

During the pendency of the Chapter 11 Cases, the Debtors are operating their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. In addition, we have entered into a postpetition debtor-in-possession financing facility with certain lenders led by General Electric Capital Corporation that provides for a maximum of approximately $68.8 million of additional postpetition financing. We expect to continue to operate in the normal course of business during the reorganization process and all of our 23 manufacturing and research and development facilities around the world are open and continuing to serve customers. However, operating in bankruptcy imposes significant risks on our business and we cannot predict whether or when we will successfully emerge from bankruptcy. See Item 1A—“Risk Factors” for a discussion of the risks and uncertainties facing our business as a result of the Chapter 11 Cases.

For 2005, the Company’s net sales were $1,072.8 million, up $104.1 million or 10.8% over 2004, excluding Pliant Solutions, which was sold in the third quarter of 2004 and is accounted for as a discontinued operation. Overall, our average selling price per pound increased by 12.3% primarily due to pass-through of resin cost increases along with favorable product mix changes. Our volume, measured in trade pounds sold, declined 1.3% or 11.8 million pounds from 878.9 million pounds in 2004 to 867.1 million pounds in 2005.

Segment profit, defined as net income adjusted for interest expense, income taxes, depreciation, amortization, restructuring and other non-cash charges (principally the impairment of goodwill, intangible assets and fixed assets), was $92.0 million in 2005, down $2.6 million or 2.7% from 2004. Sales volume and mix contributed $1.8 million of additional profit while operational excellence programs, including significant reductions in waste, improved by $5.0 million. Selling, general and administrative costs were lower than the prior year by $4.0 million. Offsetting these improvements was a $11.1 million negative volume impact, $5.5 million in additional freight and utilities costs and $3.3 million of increased packaging costs. In addition, in the second quarter of 2005, we recorded a gain of $4.1 million on the sale of our Alliant business.

On September 30, 2004, we sold substantially all the assets of our wholly owned subsidiary, Pliant Solutions Corporation. Pliant Solutions, previously reported as a separate operating segment, manufactured decorative and surface coverings through the conversion of various films into consumer packaged goods. In accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets, Pliant Solutions is being accounted for as a discontinued operation and, accordingly, the assets are segregated from continuing operations in the accompanying consolidated balance sheet, and its operating results are segmented and reported as discontinued operations in the consolidated statement of operations. Net sales of Pliant Solutions for the nine months ended September 30, 2004 were $22.5 million; net sales of Pliant Solutions for the twelve months ended December 31, 2003 were $34.9 million; and net sales of Pliant Solutions for the eight months ended December 31, 2002 were $28.3 million. No tax benefits were recorded on the losses from discontinued operations or the loss on sale of discontinued operations as realization of these tax benefits is not certain.

In the third quarter of 2004, we closed our Harrisville, Rhode Island facility and moved its production to more modern and efficient facilities. The costs related to this restructuring plan are now anticipated to total $2.7 million, consisting primarily of $1.4 million of fixed asset impairments, $0.4 million in equipment relocation, $0.3 million in severance and other personnel related costs and $0.3 million of other costs. Through December 31, 2004, approximately $2.1 million of these costs have been incurred.

Effective January 1, 2004, the Company adopted Statement of Financial Accounting Standard No. 150 (“SFAS 150”), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. As a result, our Series A redeemable preferred stock, which has an unconditional mandatory redemption feature, was recorded as a liability on the date of adoption at fair market value measured as the value of the securities on the date of issuance plus accretion of discount from the date of issuance through December 31, 2003 and the cumulative unpaid dividends from the date of issuance through December 31, 2003. Effective January 1, 2004, the dividends and accretion on the preferred shares are included as a part of interest expense in the statement of operations.

In addition, as a result of adopting SFAS 150, the Company’s redeemable common shares that have been put for redemption by a shareholder were recorded as a liability at fair value. The fair value was computed using the agreed upon price of the redemption times the number of shares put by the shareholder. As required by SFAS 150, prior periods were not restated.

On September 24, 2004, the Company adopted a 2004 Restricted Stock Incentive Plan, pursuant to which we sold to our President and Chief Executive Officer and selected additional officers of the Company all 720 authorized shares of a newly-created, non-voting Series B Redeemable Preferred Stock for a cash purchase price of $162 per share. These shares were issued in private transactions with officers of the Company and therefore were exempt from the registration requirements of the Securities Act of 1933. On December 22, 2004, the remaining 16 authorized shares were issued to an officer for a cash purchase price of $162 per share. During 2005, 92 of the 720 issued shares were repurchased by the Company for $162 per share.

On February 17, 2004, we completed the sale of $306,000,000 in aggregate principal amount at maturity of 11 1/8% Senior Secured Discount Notes due 2009 (the “2004 Notes”). The net proceeds from such sale in the amount of $220.2 million (after deducting underwriters’ fees) together with borrowings of $30 million under our revolving credit facility described below, were used to pay off our then existing term loan facilities in the amount of $219.6 million and our then existing revolving loan facility of $20 million.

On April 8, 2005, we commenced a consent solicitation relating to the 2004 Notes seeking consents, among other things, to (i) eliminate the requirement to pay cash interest on the notes beginning in 2007 and, in lieu thereof, pay non-cash interest in the form of additional notes through maturity; (ii) increase the interest rate of the notes for which consents were received; (iii) increase the redemption prices of the notes for which consents were received; and (iv) eliminate certain restrictive covenants as they apply to notes for which consents were not received. On May 6, 2005, we consummated this solicitation as consents to the proposed amendments were delivered with respect to $298.2 million aggregate principal amount at maturity of the 2004 Notes, all of which were accepted by Pliant. In addition, $7.8 million aggregate principal amount at maturity of 2004 Notes with respect to which consents were not delivered remain outstanding.

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

Bankruptcy Proceedings.   The accompanying financial statements have been prepared on a going concern basis, which contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. On January 3, 2006, Pliant Corporation and ten of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court and three subsidiaries with Canadian operations commenced ancillary proceedings pursuant to Canada’s Companies’ Creditors Arrangement Act. During these bankruptcy proceedings, we will operate the Debtors’ businesses as debtors-in-possession and with the approval of the Bankruptcy Court, or otherwise as permitted in the ordinary course of business, we may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements.

Revenue recognition.   Sales revenue is recognized when title transfers, the risks and rewards of ownership have been transferred to the customer, the price is fixed and determinable and collection of the related receivable is probable, which is generally at the time of shipment.

We have several rebate programs with certain of our customers. These costs are estimated at the time of sale and are reported as a reduction to sales revenue. Periodic adjustments are made as a part of our ongoing evaluation of all receivable related allowances.

Accounts receivable.   We evaluate accounts receivable on a quarterly basis and review any significant customers with delinquent balances to evaluate future collectibility. We base our evaluations on legal issues (such as bankruptcy status), past history, current financial and credit agency reports, and the experience of the credit representatives. We reserve accounts that we deem to be uncollectible in the quarter in which we make the determination. We maintain additional reserves based on our historical bad debt experience. We believe, based on past history and proven credit policies, that the net accounts receivable as of December 31, 2005 are of good quality.

Goodwill and other identifiable intangible assets.   Goodwill associated with the excess purchase price over the fair value of assets acquired is currently not amortized. This is in accordance with Statement of Financial Accounting Standards No. 142 effective for fiscal years beginning after December 15, 2001. Goodwill and trademarks are currently tested annually for impairment or more frequently if circumstances indicate that they may be impaired. Other identifiable intangible assets, such as customer lists, and other intangible assets are currently amortized on the straight-line method over their estimated useful lives. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may be less than the undiscounted future cash flows.

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

Recent accounting pronouncements

In December 2004, the FASB issued SFAS 123(R) (revised December 2004), “Share-Based Payment”, which is a revision of SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement requires that the fair value at the grant date resulting from all share-based payment transactions be recognized in the financial statements. Further SFAS 123(R) requires entities to apply a fair-value based measurement method in accounting for these transactions. This value is recorded over the vesting period. This statement is effective for the first interim reporting period beginning after December 15, 2005. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on the level of share based payments in the future. However, had the Company adopted SFAS 123(R) in prior periods, the impact of the standard would have been approximately the impact described in the disclosure of pro forma income in Note 1 to the consolidated financial statements.

Results of operations

The following table sets forth the amount of certain statement of operations items and such amounts as a percentage of net sales, for the periods indicated.

(Dollars in millions)	2005		2004		2003
Net sales	$1,072.8	100.0%	$968.7	100.0%	$894.5	100.0%
Cost of sales	939.7	87.6%	826.8	85.3%	758.2	84.8%
Gross profit	133.1	12.4%	141.9	14.7%	136.3	15.2%
Operating expenses before restructuring and other costs, goodwill and asset impairment costs	85.8	8.0%	87.5	9.0%	92.4	10.3%
Restructuring and other costs	2.4	0.2%	2.1	0.2%	12.6	1.4%
Financial Restructuring	3.8	0.4%	—	—%	—	—%
Impairment of goodwill and intangible assets	—	—%	—	—%	18.3	2.1%
Impairment of fixed assets	—	—%	0.4	0.1%	4.8	0.5%
Total operating expenses	92.0	8.6%	90.0	9.3%	128.1	14.3%
Operating (loss) income	$41.1	3.8%	$51.9	5.4%	$8.2	0.9%

Year ended December 31, 2005 compared with the year ended December 31, 2004

Net sales.   Net sales increased by $104.1 million, or 10.8%, to $1,072.8 million for the year ended December 31, 2005 from $968.7 million for the year ended December 31, 2004. The increase was primarily due to a 12.3% increase in average selling price offset by a 1.3% decline in sales volumes. See “Operating segment review” below for a detailed discussion of sales volumes and selling prices by segment and division.

Gross profit.   Gross profit decreased by $8.8 million, or 6.2%, to $133.1 million for the year ended December 31, 2005, from $141.9 million for the year ended December 31, 2004. This decrease was primarily due to $5.5 million of incremental freight and utilities costs and $3.3 million of incremental packaging costs.

Total operating expenses before restructuring and other costs.   Total operating expenses before restructuring and other costs decreased by $1.7 million, or 1.9%, to $85.8 million for the year ended December 31, 2004 from $87.5 million for the year ended December 31, 2005.

Restructuring and other costs.   Restructuring and other costs were $2.4 million for the year ended December 31, 2005, as compared to $2.1 million for the year ended December 31, 2004, an increase of $0.3 million. These costs in 2005 include $2.1 million in lease termination costs associated with equipment formerly in our Shelbyville, Indiana facility and $0.3 million in severance costs associated with our Alliant business which was sold in 2005. These costs in 2004 include $1.4 million in fixed asset impairment charges and severance and other costs of $0.2 million and $0.5 million, respectively, related to the closure of our Harrisville, RI facility.

Operating income (loss).   Operating income decreased by $10.8 million to $41.1 million for the year ended December 31, 2005, from $51.9 million for the year ended December 31, 2004, due to the factors discussed above.

Interest expense.   Interest expense increased $9.4 million, or 6.4%, to $155.1 million for the year ended December 31, 2005 from $145.7 million for the year ended December 31, 2004. Dividends and accretion on the preferred shares was $40.8 million for the year ended December 31, 2005 compared to $35.3 million for the year ended December 31, 2004, and account for $5.5 million of this $9.4 million increase. Interest on long term debt was $114.3 million for the year ended December 31, 2005 compared to $110.4 million for the year ended December 31, 2004 due to higher costs associated with our outstanding Senior Secured Notes.

Other income (expense).   Other income was $4.1 million for the year ended December 31, 2005 compared to other expense of $(0.7) million for the year ended December 31, 2004. Other income for the year ended December 31, 2005 includes a $4.1 million gain on sale of our Alliant business. Other income for the year ended December 31, 2004 includes $1.3 million loss on the sale of real property, $0.1 million currency gain, and $0.5 million other less significant items.

Income tax expense (benefit).   In 2005 our income tax expense was $2.0 million, compared to an income tax expense of $1.6 million in 2004. These amounts represent effective tax rates of 1.8% and 1.7% for the years ended December 31, 2005 and 2004, respectively. The fluctuation in the effective tax rate is principally the result of foreign tax rate differences, the provision for valuation allowances, the write-off of goodwill and the accrued dividends on preferred stock. As of December 31, 2005, our deferred tax assets totaled approximately $149.7 million, of which $118.5 million related to net operating loss carry forwards. Our deferred tax liabilities totaled approximately $84.9 million. Due to uncertainty regarding the timing of the future reversals of existing deferred tax liabilities, the realization of our foreign tax credit carry forwards, and the realization of other deferred tax assets and carry forwards, we have recorded valuation allowances of approximately $85.0 million to offset the net operating loss carry forward and certain other deferred tax assets and carry forwards. Net taxes of zero were provided for the losses from discontinued operations due to any potential tax benefit being offset by the valuation allowance for net operating loss carry forwards.

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

Gross profit.   Gross profit increased by $5.6 million, or 4.1%, to $141.9 million for the year ended December 31, 2004, from $136.3 million for the year ended December 31, 2003. This increase was due to better volume and mix by $9.8 million, improvements in cash conversion costs of $10.1 million, and $5.4 million in waste improvements. Partially offsetting these was $11.2 million from the impact of rising resin costs which could not be immediately passed along in customer prices and a $3.1 million unfavorable impact on waste. Higher freight costs adversely affected gross margins by $4.6 million.

Total operating expenses before restructuring and other costs.   Total operating expenses before restructuring and other costs decreased by $4.9 million, or 5.3%, to $87.5 million for the year ended

December 31, 2004 from $92.4 million for the year ended December 31, 2003. This decrease includes a provision for litigation of $7.2 million recorded in 2003. Excluding the 2003 litigation provision, other operating expenses increased $2.3 million.

Restructuring and other costs.   Restructuring and other costs were $2.1 million for the year ended December 31, 2004, as compared to $12.6 million for the year ended December 31, 2003, a decrease of $10.5 million. These costs in 2004 include $1.4 million in fixed asset impairment charges and severance and other costs of $0.2 million and $0.5 million, respectively, related to the closure of our Harrisville, RI facility. Restructuring and other costs for the year ended December 31, 2003 included $2.0 million for fixed asset impairment charges related to the partial closure of our facility in Shelbyville, IN, $0.7 million related to the closure of our facility in Brazil consisting primarily of fixed asset impairment charges, $2.6 million related to the closure and transfer of the production from our facility in Fort Edward, NY to our facilities in Mexico and Danville, KY, $1.4 million related to the consolidation of two plants in Mexico, $2.6 million related to the closure and transfer of production from our Merced, CA facility, and other costs related to the closure of our Shelbyville, IN facility. In addition, during 2003 we accrued the present value of future lease payments on three buildings we do not currently occupy in an amount equal to $3.3 million. We also closed our office in Singapore in the fourth quarter of 2003.

Impairment of goodwill and intangible assets.   There were no impairment charges for goodwill or intangible assets in the year ended December 31, 2004. In the year ended December 31, 2003 goodwill impairment charges totalling $18.3 million were recorded, including $10.1 million in our Engineered Films segment for Canadian operations, $7.2 million in our Specialty Products Group segment related to Mexico and $1.0 million in our Industrial segment related to Australia and Germany.

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

Operating income (loss).   Operating income increased by $43.7 million to $51.9 million for the year ended December 31, 2004, from $8.2 million for the year ended December 31, 2003, due to the factors discussed above.

Interest expense.   Interest expense increased $49.3 million, or 51%, to $145.7 million for the year ended December 31, 2004 from $96.4 million for the year ended December 31, 2003. Effective January 1, 2004, dividends and accretion on the preferred shares are included as a part of interest expense in the statement of operations. For the year ended December 31, 2004 these costs were $35.3 million. Furthermore, the increase in interest expense resulted from higher interest costs from the issuance of our $306 million Senior Secured Discount Notes in February 2004 and our $250 million Senior Secured Notes in May of 2003. Also, the write-off of an incremental $2.6 million of previously capitalized financing fees, as a result of the repayment of our old bank credit facilities from the proceeds of the Senior Secured Discount Notes, contributed to the increase.

Other income (expense).   Other expense was $(0.7) million for the year ended December 31, 2004, as compared to other income of $0.5 million for the year ended December 31, 2003. Other income for the year ended December 31, 2004 includes $1.3 million loss on the sale of real property, $0.1 million currency gain, and $0.5 million other less significant items. Other expense for 2003 included a $1.4 million for losses on disposal of real property, $0.2 million currency gain, $0.2 million of royalty income, $0.2 million of rental income, and $1.4 million of other less significant items.

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

We have four operating segments: Specialty Products Group, Industrial Films, Engineered Films and Performance Films.

Summary for years ended December 31, 2005 2004 and 2003:

	Specialty Products Group	Industrial Films	Engineered Films	Performance Films	Corporate/ Other	Total
Year ended December 31, 2005
Net sales	$410.2	$307.0	$241.8	$106.1	$7.7	$1,072.8
Segment profit (loss)(1)	51.7	26.6	29.1	13.8	(29.2)	92.0
Year ended December 31, 2004
Net sales	$390.7	$254.1	$219.0	$98.1	$6.8	$968.7
Segment profit (loss)(1)	49.0	26.2	33.4	15.6	(29.6)	94.6
Year ended December 31, 2003
Net sales	$367.7	$219.6	$196.1	$105.2	$5.9	$894.5
Segment profit (loss)(1)	50.4	27.2	35.2	20.5	(42.1)	91.2

(1)          See Note 14 to the consolidated financial statements included elsewhere in this report for a reconciliation of segment profit to income before taxes.

Year ended December 31, 2005 compared to the year ended December 31, 2004

Specialty Products Group

Net sales.   The net sales of our Specialty Products Group segment increased $19.5 million, or 5.0%, to $410.2 million for the year ended December 31, 2005 from $390.7 million for the year ended

December 31, 2004. This increase was primarily due to a 11.7% increase in our average selling price, offset by a 6.0% decline in sales volume.

Net sales in our Specialty Films division increased $11.4 million, or 6.2%, to $195.2 million for the year ended December 31, 2005 from $183.8 million for the year ended December 31, 2004. This increase was principally due to an increase in our average selling price of 11.5% offset by a decline in sales volume of 4.7%. Net sales in our Printed Products Films division increased $8.1 million, or 3.9%, to $215.0 million for the year ended December 31, 2005 from $206.9 million for the year ended December 31, 2004. This increase was principally due to an increase in our average selling price of 12.7%, offset by a decline in sales volume of 7.8%. We saw continued growth in our personal care and medical products markets, both in plain and printed products. These gains were offset by a decline in our agricultural products growth due to foreign competition, along with product platform changes at one of our major personal care customers and a financial and operational restructuring at one of our printed products bakery customers.

Segment profit.   The Specialty Products Group segment profit was $51.7 million for the year ended December 31, 2005, as compared to $49.0 million for the year ended December 31, 2004. This $2.7 million increase in segment profit was mainly due to $1.5 million less selling, general and administrative expenses and an improvement in our sales product mix.

Industrial Films

Net sales.   The net sales of our Industrial Films segment increased by $52.9 million, or 20.8%, to $307.0 million for the year ended December 31, 2005 from $254.1 million for the year ended December 31, 2004. This increase was due to an increase in our sales volumes of 4.0% and an increase in our average selling prices of 16.2%, primarily due to the pass through of raw material price increases and increased sales of value added products.

Segment profit.   The Industrial Films segment profit was $26.6 million for the year ended December 31, 2005, as compared to $26.2 million for the same period in 2004. This increase in segment profit was primarily due to an increased sales mix of value added products. Segment profit in 2005 was positively impacted by $5.6 million due to higher volumes, an increase in average selling prices of $1.4 million and waste reduction initiatives of $.8 million. These favorable impacts were nearly entirely offset by higher freight and utilities costs of $2.6 million, higher packaging, labor, and outside services costs of $4.3 million resulting from changes in product/customer mix, and other overhead costs of $0.5 million.

Engineered Films

Net Sales.   Net sales in Engineered Films increased by $22.8 million, or 10.4%, to $241.8 million for the year ended December 31, 2005 from $219.0 million for 2004. This increase was principally due to an increase in our average selling prices of 12.1% principally due to the pass-through of raw material price increases and improvements in our sales mix, offset by a decline in sales volume of 1.5%. Increased sales activity and focus on major customers resulted in incremental sales volume in our converter, personal care and medical sales markets.

Segment profit.   The Engineered Films segment profit was $29.1 million for the year ended December 31, 2005, as compared to $33.4 million for the same period in 2004. While segment profit in the Engineered Films Segment was positively impacted in 2005 by $2.9 million resulting from our waste reduction initiatives, it was negatively impacted by $1.5 million due to lower volume, $5.8 million due to compression between our average selling price and average raw material costs, and $1.1 million due to higher freight and utilities costs.

Performance Films

Net sales.   The net sales of our Performance Films segment increased $8.0 million, or 8.2%, to $106.1 million for the year ended December 31, 2005 from $98.1 million for 2004. This increase was principally due to increased customer focus in our barrier and medical markets resulting in incremental sales volume and an increase in average selling prices of 11.2%, offset by a decline in sales volume of 2.8%, primarily in our custom and converter films markets.

Segment profit.   Performance Films segment profit was $13.8 million for the year ended December 31, 2005, as compared to $15.6 million for the same period in 2004. Segment profit was negatively impacted in 2005 by $1.3 million due to lower volume, and $1.6 million in compression between our average price and raw material costs and was positively affected by favorable manufacturing costs of $0.9 million.

Corporate/Other

Corporate/Other includes our corporate headquarters and our research and development facility in Newport News, Virginia. Unallocated corporate expenses decreased by $0.4 million to $29.2 million for the year ended December 31, 2005, from $29.6 million for the year ended December 31, 2004. This decrease was principally due to an accrual in 2003 of $7.2 million for the estimated costs of litigation discussed in Note 13 to the consolidated financial statements and to elimination of administrative costs associated with our former international segment and Singapore operations. Unallocated research and development costs increased by $2.9 million to $4.2 million for the year ended December 31, 2004.

Year ended December 31, 2004 compared to the year ended December 31, 2003

Specialty Products Group

Net sales.   The net sales of our Specialty Products Group segment increased $23.0 million, or 6.3% to $390.7 million for the year ended December 31, 2004 from $367.7 million for the year ended December 31, 2003. This increase was primarily due to a 3.8% increase in our sales volumes and a 2.3% increase in our average selling prices.

Net sales in our Specialty Films division increased $10.7 million, or 6.2%, to $183.8 million for the year ended December 31, 2004 from $173.1 million for the year ended December 31, 2003. This increase was principally due to an increase in our sales volume of 5.0% and an increase in our average selling price of 1.1%. Net sales in our Printed Products Films division increased $12.4 million, or 6.4%, to $206.9 million for the year ended December 31, 2004 from $194.5 million for the year ended December 31, 2003. This increase was principally due to an increase in our sales volume of 2.3% and an increase in our average selling prices of 4.0%. We experienced market growth in our agricultural product market, along with growth in our printed products with tortilla, bakery and frozen food customers and with new and existing U.S. customers in our personal care and medical products markets, offset by a loss of personal care business in Mexico due to a diaper platform change for major customers.

Segment profit.   The Specialty Products Group segment profit was $49.0 million for the year ended December 31, 2004, as compared to $50.4 million for the year ended December 31, 2003. This $1.4 million decrease was due to an $2.8 million increase in selling, general and administrative costs driven by higher commission costs associated with average sales prices and an accrual of $1.8 million in vacation related payroll costs, offset by reductions in other general and administrative costs.

Industrial Films

Net sales.   The net sales of our Industrial Films segment increased by $34.5 million, or 15.7%, to $254.1 million for the year ended December 31, 2004 from $219.6 million for the year ended December 31,

2003. This increase was principally due to an increase in our sales volumes of 6.7% and an increase in our average selling prices of 8.4%, primarily due to the pass through of raw material price increases and increased sales of value added products.

Segment profit.   The Industrial Films segment profit was $26.2 million for the year ended December 31, 2004, as compared to $27.2 million for the same period in 2003. This decrease in segment profit was primarily due to lower gross margins from compression between our average selling price and average raw material costs associated with sales to contractual customers and price erosion on sales to one of our more significant international customers. In addition, this segment experienced $0.5 million of start-up costs for a new product launch with a major customer, and $0.8 million in higher sales commissions and recorded an accrual of $0.6 million in vacation related payroll costs.

Engineered Films

Net Sales.   Net sales in Engineered Films increased by $22.9 million, or 11.7%, to $219.0 million for the year ended December 31, 2004 from $196.1 million for 2003. This increase was principally due to an increase in our sales volume of 6.7% and an increase in our average selling prices of 4.7% principally due to the pass-through of raw material price increases and improvements in our sales mix. Increased sales activity and focus on major customers resulted in incremental sales volume in our converter, industrial and custom sales markets.

Segment profit.   The Engineered Films segment profit was $33.4 million for the year ended December 31, 2004, as compared to $35.2 million for the same period in 2003. This decrease in segment profit was primarily due to lower gross margins from compression between our average selling price and average raw material costs to contractual customers and the competitive environment with customers who are not parties to purchase agreements. In addition, this segment recorded an accrual of $1.0 million in vacation related payroll costs.

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

Segment profit.   Performance Films segment profit was $15.6 million for the year ended December 31, 2004, as compared to $20.5 million for the same period in 2003. This decrease in segment profit was primarily due to lower gross margins from compression between our average selling price and average raw material costs to contractual customers.

Corporate/Other

Corporate/Other includes our corporate headquarters and our research and development facility in Newport News, Virginia. Unallocated corporate expenses decreased by $12.5 million to $29.6 million for the year ended December 31, 2004, from $42.1 million for the year ended December 31, 2003. This decrease was principally due an accrual in 2003 of $7.2 million for the estimated costs of litigation discussed in Note 13 to the consolidated financial statements and to elimination of administrative cost associated with our former international segment and Singapore operations. Unallocated research and development costs increased $2.9 million to $4.2 million.

Liquidity and Capital Resources

Sources of capital

Our principal sources of funds have been cash generated by our operations and borrowings under our revolving credit facility. In addition, we have raised funds through the issuance of our 13% Senior Subordinated Notes due 2010 (the “2000/2002 Notes”), 11 1/8% Senior Secured Notes due 2009 (the “2003 Notes”), 11 1/8% Senior Secured Discount Notes due 2009 (the “2004 Notes”), and the sale of shares of our preferred stock.

As of December 31, 2005, our outstanding long-term debt consisted of $8.5 million in capital leases. The current portion of our long-term debt and debt in default as of December 31, 2005 consisted of: $130.9 million borrowing under our Amended and Restated Credit Agreement, $314.1 million of our 2000/2002 Notes, $269.8 million of our 11 5/8% Senior Secured Notes due 2009 (the “Amended 2004 Notes”), $7.0 million of our 2004 Notes, $250.0 million of our 2003 Notes and $1.4 million in capital leases.

Revolving Credit Facility

2004 Credit Facility

From February 17, 2004 through November 7, 2005, we utilized a revolving credit facility (the “2004 Credit Facility”) providing up to $100 million of availability (subject to the borrowing base and other limitations described below). The 2004 Credit Facility included a $15 million letter of credit sub-facility, with letters of credit reducing availability under the 2004 Credit Facility.

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

Amended and Restated Credit Agreement

On November 21, 2005, the Company entered into a new revolving credit facility providing up to $140 million of total availability (the “Amended and Restated Credit Agreement”), subject to the borrowing base described below. The Amended and Restated Credit Agreement includes a $25 million letter of credit sub-facility, with letters of credit reducing availability under the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement replaced the 2004 Credit Facility.

Subject to the priming security interest under the DIP Credit Facility described below, the Amended and Restated Credit Agreement is secured by a first priority security interest in substantially all our inventory, receivables and deposit accounts, 100% of the capital stock of, or other equity interests in, our existing and future domestic subsidiaries, 65% of the capital stock of, or other equity interests in existing and future first-tier foreign subsidiaries, investment property and certain other assets of the Company and its subsidiaries and a second-priority security interest in our real property, fixtures, equipment, intellectual property and other assets.

The Amended and Restated Credit Agreement matures on May 21, 2007. The interest rates are (i) on $20 million outstanding under the Amended and Restated Credit Agreement, LIBOR plus 6.50% or Alternate Base Rate (either prime rate or .50% over the Federal Funds Rate, if higher) plus 5.25% and (ii) on additional amounts outstanding, LIBOR plus 2.75% or Alternate Base Rate plus 1.50%. The commitment fee for the unused portion of the Amended and Restated Credit Agreement is 0.50% per annum.

The borrowing base under the Amended and Restated Credit Agreement is based on specified percentages of our eligible accounts receivable, finished goods inventory and raw material inventory minus $10 million and other reserves. The Amended and Restated Credit Agreement requires us to comply with a monthly minimum fixed charge coverage ratio.

As of December 31, 2005, our borrowing base under the Amended and Restated Credit Agreement was approximately $131.2 million and we had approximately $130.9 million of outstanding borrowings and approximately $0.3 million remaining available for borrowing under the Amended and Restated Credit Agreement.

On December 31, 2005, an Event of Default occurred under the Amended and Restated Credit Agreement as a result of our failure to make the interest payments due on December 1, 2005 under the 2000/2002 Notes described below.

Upon the bankruptcy filing and execution of the DIP Credit Facility described below, the commitments under the Amended and Restated Credit Agreement were terminated. The $130.9 million of borrowings as of December 31, 2005 remain outstanding and are expected to be refinanced upon emergence from bankruptcy through an exit credit facility.

DIP Credit Facility

On January 4, 2006, we entered into a Senior Secured, Super Priority, Priming Debtor-in-Possession Credit Agreement, dated as of January 4, 2006 (the “DIP Credit Facility”), among the Company and certain other Debtors, as joint and several borrowers, General Electric Capital Corporation, as administrative agent, collateral agent and lender, Morgan Stanley Senior Funding, Inc., as syndication agent and lender, and the lenders from time to time party thereto. The DIP Credit Facility provides for a $200 million commitment of debtor-in-possession financing to fund the working capital requirements of Pliant and of Pliant’s ten subsidiaries that filed for bankruptcy (the “Debtors”) during the pendency of the bankruptcy proceeding. Although the DIP Credit Facility is nominally in the amount of $200 million, availability is reduced by the aggregate borrowing base of $131.2 million under the Amended and Restated Credit Agreement as of the bankruptcy filing.

The DIP Credit Facility provides the Debtors with up to approximately $68.8 million of additional liquidity, subject to the borrowing base described below. The DIP Credit Facility received interim approval by the Bankruptcy Court on January 4, 2006 and final approval on February 2, 2006 (as amended on March 13, 2006). Availability under the DIP Credit Facility is subject to a borrowing base calculated based upon specified percentages of the Debtors’ eligible current and fixed assets, minus $10 million and other reserves. The DIP Credit Facility is guaranteed by the non-borrowing Debtors and secured by a first priority (i.e., priming) lien on substantially all of our domestic and Canadian assets, as well as super-priority administrative expense claims having priority over all our unencumbered prepetition or postpetition property.

The DIP Credit Facility provides for certain financial and other covenants including, but not limited to, a minimum fixed charge coverage ratio, affirmative covenants and negative covenants with respect to additional indebtedness, new liens, declaration or payment of dividends, sales of assets, acquisitions, loans and investments. Payment under the DIP Credit Facility may be accelerated following certain events of default including, but not limited to, dismissal of any of the Chapter 11 Cases or conversion to chapter 7 of the Bankruptcy Code, appointment of a trustee or examiner with expanded powers, failure to make payments when due, noncompliance with covenants, breaches of representations and warranties, and confirmation of any plan of reorganization which does not provide for a termination of the lenders’ commitments and repayment in full in cash of the Debtors’ obligations under the DIP Credit Facility. Interest rates on outstanding loans under the DIP Credit Facility are charged at per annum rates equal to LIBOR plus 2.75%, or Alternate Base Rate (greater of the prime rate and 0.50% over federal funds rate) plus 1.50%. The DIP Credit Facility matures on January 4, 2008.

As of March 27, 2006, the Company had made no borrowings and had approximately $44.1 million of availability under the DIP Credit Facility. Amounts outstanding under the DIP Credit Facility are expected to be refinanced upon emergence from bankruptcy through an exit credit facility from bankruptcy.

11 5/8% Senior Secured Notes due 2009 (the “Amended 2004 Notes”)

On April 8, 2005, Pliant Corporation commenced a consent solicitation relating to its 2004 Notes seeking consents, among other things, to (i) eliminate the requirement to pay cash interest on the notes beginning in 2007 and, in lieu thereof, pay non-cash interest in the form of additional notes through maturity; (ii) increase the interest rate of the notes for which consents were received; (iii) increase the redemption prices of the notes for which consents were received; and (iv) eliminate certain restrictive covenants as they apply to notes for which consents were not received. On May 6, 2005, Pliant consummated this solicitation as consents to the proposed amendments were delivered with respect to $298.2 million aggregate principal amount at maturity of the 2004 Notes, all of which were accepted by Pliant. As a result, $250.6 million principal amount of the Amended 2004 Notes were outstanding as of May 6, 2005. On June 15, 2005, we issued an additional $3.1 million principal amount of the Amended 2004 Notes as payment in kind interest pursuant to the amended and restated indenture (the “Additional Notes”).

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

The Amended 2004 Notes mature on June 15, 2009. Prior to June 15, 2007, we may redeem up to a maximum of 35% of the principal amount of the Amended 2004 Notes with the net cash proceeds of certain equity offerings by us at a redemption price equal to 111.625% of the sum of the principal amount plus accrued and unpaid interest, provided that after giving effect to such redemption (i) at least 65% of the principal amount of the notes remain outstanding and (ii) any such redemption by us is made within 120 days after such equity offering.

The Amended 2004 Notes are secured (subject to the priming security interest under the DIP Credit Facility) on a first-priority basis by a security interest in our real property, fixtures, equipment, intellectual property and other assets other than the Second Priority Collateral (the “First-Priority Collateral”) and on a second-priority basis by a security interest in substantially all our inventory, receivables and deposit accounts, 100% of the capital stock of, or other equity interests in existing and future domestic subsidiaries and foreign subsidiaries that are note guarantors, 65% of the capital stock of, or other equity interests in existing and future first-tier foreign subsidiaries, investment property and certain other assets of the Company and the note guarantors (the “Second-Priority Collateral”).

The bankruptcy filing constituted an Event of Default under the Amended 2004 Notes, but the holders of the notes and the trustee under the indenture are prohibited from exercising remedies thereunder without prior approval by the Bankruptcy Court. Our proposed plan of reorganization provides for the Amended 2004 Notes to be reinstated in accordance with their terms.

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

The 2004 Notes are senior secured obligations of the Company and are secured (subject to the priming security interest under the DIP Credit Facility) by first-priority security interests in the First-Priority Collateral, which consists of substantially all the real property, fixtures, equipment, intellectual property and all other assets, other than Second-Priority Collateral, of the Company and the subsidiary guarantors, together with the proceeds therefrom and improvements, alterations and repairs thereto, as well as any assets required to be added to the First-Priority Collateral pursuant to the terms of the indenture or related security documents. The 2004 Notes are secured (again, subject to the priming security interest under the DIP Credit Facility) by a second-priority interest in the Second-Priority Collateral, rank equally in right of payment with all existing and any future senior obligations of the

Company and are effectively subordinated to all liabilities and preferred stock of each subsidiary guarantor. The 2004 Notes will mature on June 15, 2009. On May 6, 2005 we completed the consent solicitation relating to our 2004 Notes. Consents were delivered with respect to $298.2 million aggregate principal amount at maturity of the 2004 Notes. As a result, $7.8 million aggregate principal amount at maturity of 2004 Notes remain outstanding.

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

The bankruptcy filing constituted an Event of Default under the 2004 Notes, but the holders of the notes and the trustee under the indenture are prohibited from exercising remedies thereunder without prior approval by the Bankruptcy Court. Our proposed plan of reorganization provides  for the 2004 Notes to be reinstated in accordance with their terms.

11 1/8% Senior Secured Notes due 2009 (the “2003 Notes”)

On May 30, 2003, we completed the sale of $250 million aggregate principal amount of our 2003 Notes. The 2003 Notes mature on September 1, 2009, and interest is payable on March 1 and September 1 of each year. The net proceeds from the sale of the 2003 Notes were used to repay borrowings under our then existing credit facilities in accordance with an amendment to our then existing credit facilities. The 2003 Notes rank equally with our existing and future senior debt and rank senior to our existing and future subordinated indebtedness, including the 13% Senior Subordinated Notes due 2010. The 2003 Notes are secured, on a second-priority lien basis (subject to the priming security interest under the DIP Credit Facility), by a substantial portion of our assets. Due to this second-priority status, the 2003 Notes effectively rank junior to our obligations secured by a first-priority lien on the collateral securing the 2003 Notes to the extent of the value of such collateral. These obligations secured by first-priority liens (subject to the primary security interest under the DIP Credit Facility) consist of the Amended and Restated Credit Agreement with respect to Second-Priority Collateral and the 2004 Notes and Amended 2004 Notes with respect to First-Priority Collateral. In addition, the 2003 Notes effectively rank junior to any of our obligations that are secured by a lien on assets that are not part of the collateral securing the 2003 Notes, to the extent of the value of such assets. The 2003 Notes are guaranteed by some of our subsidiaries.

Prior to June 1, 2007, we may, on one or more occasions, redeem up to a maximum of 35% of the original aggregate principal amount of the 2003 Notes with the net cash proceeds of one or more equity offerings by us at a redemption price equal to 111.125% of the principal amount thereof, plus accrued and unpaid interest. Otherwise, we may not redeem the 2003 Notes prior to June 1, 2007. On or after that date, we may redeem some or all of the 2003 Notes at the following redemption prices (expressed as a percentage of principal amount), plus accrued and unpaid interest: 105.563% if redeemed prior to June 1, 2008; 102.781% if redeemed prior to June 1, 2009; and 100% if redeemed on or after June 1, 2009.

The bankruptcy filing constituted an Event of Default under the 2003 Notes, but the holders of the notes and the trustee under the indenture are prohibited from exercising remedies thereunder without prior approval by the Bankruptcy Court.  Our proposed plan of reorganization provides for the 2003 Notes to be reinstated in accordance with their terms.

The Company did not make the $13.9 million interest payment that was due under the 2003 Notes on March 1, 2006. The Company intends to make such payment as part of its plan to reinstate the 2003 Notes upon emergence from bankruptcy.

13% Senior Subordinated Notes due 2010 (the “2000/2002 Notes”)

In 2000, we issued $220 million aggregate principal amount of 13% Senior Subordinated Notes due 2010. In 2002, we issued an additional $100 million of 13% Senior Subordinated Notes due 2010. The 2000/2002 Notes mature on June 1, 2010, and interest is payable on June 1 and December 1 of each year. The 2000/2002 Notes are subordinated to all of our existing and future senior debt, rank equally with any future senior subordinated debt, and rank senior to any future subordinated debt. The 2000/2002 Notes are guaranteed by some of our subsidiaries. The 2000/2002 Notes are unsecured. We may not redeem the 2000/2002 Notes prior to June 1, 2005. On or after that date, we may redeem the 2000/2002 Notes, in whole or in part, at the following redemption prices (expressed as percentages of principal amount), plus accrued and unpaid interest: 106.5% if redeemed prior to June 1, 2006; 104.333% if redeemed prior to June 1, 2007; 102.167% if redeemed prior to June 1, 2008; and 100% if redeemed on or after June 1, 2008.

The Indentures for the 2000/2002 Notes contain covenants that limit the amount and type of senior indebtedness that we can incur. On November 4, 2005, we amended each of the Indentures for the 2000/2002 Notes to increase the amount of senior indebtedness permitted to be incurred thereunder by $25 million. On November 17, 2005, we further amended each of the Indentures for the 2000/2002 Notes to modify the anti-layering covenant and related definition of “senior indebtedness” and to increase the amount of senior indebtedness permitted to be incurred under the indenture for the 2000/2002 Notes issued in 2000 by an additional $20 million. Those amendments allowed us to enter into the Amended and Restated Credit Agreement, which designates a portion of the indebtedness incurred thereunder as junior in right of payment to the balance of such indebtedness, and permit us to utilize the maximum availability thereunder.

The Company did not make the $20.8 million interest payments that were due under the 2000/2002 Notes on December 1, 2005. As a result of the failure to make those interest payments by December 31, 2005, an Event of Default occurred under the 2000/2002 Notes on December 31, 2005. The holders of the notes and the trustee under the indentures are prohibited from exercising remedies thereunder without prior approval by the Bankruptcy Court. Our proposed plan of reorganization provides for the 2000/2002 Notes to be exchanged for a combination of new debt, new preferred stock, new common stock and, in certain circumstances, cash.

Preferred stock

We are authorized to issue up to 200,000 shares of Preferred Stock. As of December 31, 2005, we have approximately $264.3 million of Series A Cumulative Exchangeable Redeemable Preferred Stock outstanding. The Series A preferred stock initially accrued dividends at a rate of 14% per annum; however, our board of directors has never declared or paid any dividends on the Series A preferred stock. Unpaid dividends accumulate and are added to the liquidation amount of the Series A preferred stock. Beginning October 1, 2005 the annual dividend rate increased to 16%. The Series A preferred stock is mandatorily redeemable on May 31, 2011. See Note 11 to the consolidated financial statements included elsewhere in this report. Our proposed plan of reorganization provides for the Series A preferred stock to be exchanged for a combination of new preferred stock and new common stock.

On September 24, 2004, we adopted a 2004 Restricted Stock Incentive Plan, pursuant to which we sold to our President and Chief Executive Officer and selected additional officers of the Company, 704 shares of a total of 720 shares of a newly-created, non-voting Series B Redeemable Preferred Stock for a cash purchase price of $162 per share. These shares were issued in private transactions with officers of the Company and therefore were exempt from the registration requirements of the Securities Act of 1933. On December 22, 2004, the remaining 16 authorized shares were issued to an officer for a cash purchase price of $162 per share. The Series B Preferred Stock will be automatically converted into common equity of the Company upon the consummation of an underwritten public offering registered under the Securities Act of shares of capital stock of the Company resulting in aggregate proceeds (net of underwriters discounts and commissions) to the Company of not less than $100 million. During 2005, 92 authorized shares of Series B Preferred were repurchased from officers for $162 per share.

Net cash used in operating activities from continuing operations

Net cash used in operating activities was $56.4 million for the year ended December 31, 2005, compared to net cash used in operations of $1.4 million for the same period in 2004, a difference of $55.0 million. This difference between years was primarily associated with the reduction in accounts payable between years of $44.8 million due to tightening of supplier credit terms. Compared to a $6.4 million source of funds in 2004, these contractions of credit accounted for $51.2 million of our total $55.0 million increase in funds used in operations. In addition, increased resin prices resulted in increased carrying values of inventories and trade receivables of $12.4 million and $17.9 million, respectively, offset in part by non-payment of $20.8 million in accrued interest that was due on December 1, 2005 under our 2000/2002 Notes.

Net cash used in investing activities from continuing operations

Net cash used in investing activities was $32.6 million for the year ended December 31, 2005, as compared to $17.6 million for the same period in 2004. Capital expenditures in 2005 of $37.8 million included $8.5 million for new production lines, while capital expenditures in 2004 of $24.1 million were principally for upgrading the operating efficiencies at our manufacturing facilities. In addition, during the third quarter of 2004, the Company sold substantially all the assets of our wholly-owned subsidiary, Pliant Solutions, receiving $6.5 million in cash proceeds.

Net cash provided by financing activities from continuing operations

Net cash provided by financing activities was $97.1 million for the year ended December 31, 2005, as compared to net cash provided by financing activities of $25.5 million for the year ended December 31, 2004.

Liquidity

As of December 31, 2005, we had approximately $127.0 million of working capital excluding current maturities of long term debt and debt in default and approximately $12.8 million in cash and cash equivalents. A portion of our cash and cash equivalents are held by our foreign subsidiaries. Repatriation tax rates may limit our ability to access cash and cash equivalents generated by our foreign operations for use in our U.S. operations, including to pay principal and interest on outstanding borrowings.

As of December 31, 2005 we had approximately $130.9 million of outstanding borrowings and approximately $0.3 million of remaining availability under the Amended and Restated Credit Agreement.

Daily borrowings outstanding under the 2004 Credit Facility and Amended and Restated Credit Agreement averaged $53.8 million during 2005. Our outstanding borrowings under our revolving credit facilities fluctuate significantly as a result of the timing of payments for raw materials, capital and interest, as well as the timing of customer collections. The average interest rate on borrowings outstanding under the 2004 Credit Facility and the Amended and Restated Credit Agreement during 2005 was 8.01%.

Our total capital expenditures were approximately $24 million in 2004, $38 million in 2005 and are expected to be approximately $47 million in 2006. These expenditures are focused on projects to lower operating costs, add capacity for high value products, expand research and development programs, and bring new innovative products to market.

A number of factors had a significant negative effect on the Company’s liquidity position during the last six months of 2005. As noted above, increases in raw material, freight, and energy costs that the Company could not pass on immediately to customers negatively impacted our results of operations and reduced the cash provided by operations as compared with prior periods. The negative impact of these factors on the Company during the last half of 2005 was exacerbated by the continued high prices of oil (which directly impact the cost of the major raw material input to our products) and the impact of Hurricanes Katrina and Rita on the cost and supply of our raw materials and on the availability and cost of freight for our products.

These factors also negatively impacted many of our competitors and caused concerns for the suppliers of raw materials to our industry, and they responded by tightening credit terms and conditions to many of their customers. Due to the combination of these conditions and our highly-leveraged financial position, many of our key suppliers reduced or eliminated credit terms for the Company’s raw material purchases, in some cases to a greater extent than for the industry as a whole. The amount of cash that the Company was required to invest in its working capital increased significantly due to both the higher cost of the raw materials that are a major component of our products and these reduced credit terms.

The credit rating assigned to the Company’s debt was downgraded by Standard & Poors and Moody’s during the early part of September, 2005. This downgrade was precipitated in part by the negative industry factors noted above and the Company’s highly-leveraged position. This downgrade in part contributed to the continued tightening of credit terms from the Company’s suppliers. The Company’s credit rating was further downgraded in late November following our disclosure that we did not expect to make the December interest payment due on the 2000/2002 Notes. That downgrade contributed to even further tightening of trade credit terms.

The bankruptcy filing and the entry into the DIP Credit Facility have resulted in a significant amount of potential additional liquidity becoming available to the Company. Since the bankruptcy filing, the Company has been able to meet its operational cash needs from cash flow from operations and has not yet borrowed any funds under the DIP Credit Facility. The Company currently believes that cash flow from operations and amounts available under the DIP Credit Facility will be adequate to address our foreseeable liquidity needs in the normal course of business prior to emergence from bankruptcy.

In order to successfully emerge from bankruptcy, the Company will be required to restore trade credit terms to more normal levels and to obtain an exit credit facility to refinance the outstanding indebtedness under the Amended and Restated Credit Facility and DIP Credit Facility (if any) and to finance the expected cash needs of future operations. Although the terms of post-emergence trade credit and exit financing are not known and are impossible to predict with certainty, the Company believes that it will be able to obtain trade credit terms and exit financing that will be sufficient to allow it to meet its expected cash needs following emergence from bankruptcy.

The following table sets forth our total contractual cash obligations as of December 31, 2005 (in thousands):

	Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt (including capital lease obligations)	$981,695	$973,244	$2,117	$2,542	$3,792
Operating leases	32,232	8,929	10,809	5,806	6,688
Redeemable preferred stock	264,327	—	—	—	264,327
Pension obligations	5,420	5,420	—	—	—
Raw material and other purchase obligations	70,118	70,118	—	—	—
Total contractual cash obligations	$1,353,792	$1,057,711	$12,926	$8,348	$274,807

Cash used in discontinued operations

Net cash used in discontinued operations was $0.2 million for the year ended December 31, 2005 compared to net cash used of $4.8 million for the year ended December 31, 2004.

Off-Balance Sheet Arrangements

Not Applicable.

Other developments

For a discussion of material litigation in which we are involved, see Item 3—“Legal Proceedings.”

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

Our revolving credit facility is at a variable rate of interest. An increase of 1% in interest rates would result in an additional $1.3 million of annual interest expense based on our revolving credit facility balance of $130.9 million as of December 31, 2005.

Our raw material costs are comprised primarily of resins. Our resin costs comprised approximately 65% of our total manufacturing costs in 2005. Market risk arises from changes in resin costs. Although the average selling prices of our products generally increase or decrease as the cost of resins increases or decreases, the impact of a change in resin prices is more immediately reflected in our raw material costs than in our selling prices. From time to time we enter into commodity collar agreements to manage resin market risks. At December 31, 2005, we did not have any commodity collar agreements outstanding. Prices for resin have risen dramatically during 2005 and are expected to continue to rise. Average industry prices for resin were approximately 25-30% higher at the end of 2005 than at the end of 2004.

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

We enter into certain transactions denominated in foreign currencies but, because of the relatively small size of each individual currency exposure, we have employed hedging techniques designed to mitigate foreign currency exposures. Gains and losses from these transactions as of December 31, 2004 and 2005, have been immaterial and are reflected in the results of operations.

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

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information about our executive officers and directors is presented below. Pursuant to the stockholders’ agreement among us, the holders of our common stock and the holders of warrants to purchase our common stock, our board of directors currently consists of seven members, five of whom were designated by our institutional common stockholders and warrant holders, one of whom was designated by The Christena Karen H. Durham Trust and one of whom is our Chief Executive Officer. Two of these seven members are independent directors. In addition to these seven members, the trust has the right to designate a second director and our board has a right to appoint a member of senior management to the board. These two seats on our board of directors are currently vacant.

Name	Age	Position
Harold C. Bevis	46	President and Chief Executive Officer and Director
John D. Bowlin	55	Director
Edward A. Lapekas	62	Director and Non-Executive Chairman
Albert (Pat) MacMillan	62	Director
Stephen McKenna	37	Director
Jeffrey C. Walker	50	Director
Timothy J. Walsh	42	Director
R. David Corey	57	Executive Vice President and Chief Operating Officer
Joseph J. Kwederis	59	Senior Vice President and Chief Financial Officer
Greg E. Gard	45	Senior Vice President, Technology & Innovation
Robert J. Maltarich	54	Senior Vice President and General Manager—Industrial Film
Kenneth J. Swanson	39	Senior Vice President, President Specialty Products Group

Harold C. Bevis was named President and Chief Executive Officer in October 2003. Mr. Bevis also serves on our Board of Directors. He has over 20 years of global experience with multiple types of technology-driven manufactured products sold across a full range of sales channels. Mr. Bevis joined Pliant from Emerson Electric, where he served as President of Emerson Telecommunications Products, a group of manufacturing companies, beginning in 1998. Mr. Bevis led the sale of this group to Emerson while he was President and CEO of Jordan Telecommunication Products, Inc., a manufacturer of nonproprietary communications products. Prior to that, Mr. Bevis served as Senior Vice President and General Manager of General Cable Corporation, a large, vertically integrated domestic manufacturer of wire and cable products sold through wholesale and retail channels to companies such as The Home Depot, True Value Hardware, Rexel and Graybar. Mr. Bevis has also held positions of increasing responsibility with General Electric, Booz, Allen & Hamilton, and General Dynamics, where he began his career as an engineer. Mr. Bevis holds a B.S. in Industrial Engineering from Iowa State University and an MBA in Marketing from Columbia University in New York. As the Chief Executive Officer, Mr. Bevis serves on the board of directors.

John D. Bowlin became one of our directors on January 31, 2005. Mr. Bowlin was President and Chief Executive Officer of Miller Brewing Company from 1999 until 2003, leading its sale to South African Breweries in 2002. From 1985 until 2002, Mr. Bowlin was employed by Philip Morris Companies, Inc., in various leadership capacities, including President, International, Kraft, Inc. (1996–1999), President and Chief Operating Officer, Kraft Foods, Inc. (1994–1996), President and Chief Operating Officer, Miller Brewing Company (1993–1994), and President, Oscar Mayer Food Corporation (1991–1993). Mr. Bowlin holds an MBA from Columbia University and a BS from Georgetown University. He is also a director of the Rayovac Corporation. Mr. Bowlin is one of our two independent directors. Pursuant to the stockholders’ agreement, Mr. Bowlin was originally designated to the board by our institutional common stockholders and warrant holders.

Edward A. Lapekas became one of our directors on December 19, 2001 and became our Non-Executive Chairman on October 22, 2003. Mr. Lapekas served as our interim Chief Executive Officer from August 24, 2003 until October 22, 2003. From November 2002 until March 2003, Mr. Lapekas served as Chairman and Chief Executive Officer of NexPak Corporation, a media packaging company. Prior to that, Mr. Lapekas was Executive Chairman of Packtion Corporation, an e-commerce venture, from October 2000 until June 2001. From May 1996 until July 2000, Mr. Lapekas was employed by American National Can Group, Inc., last serving as Chairman and Chief Executive Officer. Prior to that, Mr. Lapekas served as Deputy Chairman and Chief Operating Officer of Schmalbach-Lubeca AG. From 1971 until 1991, Mr. Lapekas was employed by Continental Can Company, where he served in various strategy, planning, operating and marketing capacities. Mr. Lapekas is also a director of Silgan Corp. He received a B.A. degree from Albion College and an M.B.A. degree from Wayne State University. Mr. Lapekas is one of our two independent directors and was originally designated to the board by the trust.

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

Stephen McKenna became one of our directors on June 23, 2005. Mr. McKenna has been a Principal of J.P. Morgan Partners, LLC (formerly, Chase Capital Partners) since 2000 and prior to that was an associate of that entity. J.P. Morgan Partners, LLC is a global partnership is a global partnership and has been the Company’s principal stockholder since 2000. Mr. McKenna has extensive experience managing J.P. Morgan Partners, LLC’s portfolio companies and is also on the Board of Directors of National Waterworks, Inc. Mr. McKenna holds a BA from Dartmouth College and an MBA from the GSB at the University of Chicago. Mr. McKenna is one of the persons designated to serve on the board by our institutional common stockholders and warrant holders.

Jeffrey C. Walker became one of our directors on July 1, 2004. Mr. Walker is Managing Partner of J.P. Morgan Partners, LLC (formerly, Chase Capital Partners) and Vice Chairman of JPMorgan Chase. J.P. Morgan Partners, LLC is a global partnership and has been the Company’s principal stockholder since 2000. Before co-founding JPMorgan Partners in 1984, Mr. Walker worked in the Investment Banking and Finance Divisions of Chemical Bank and the Audit and Consulting Divisions of Arthur Young & Co. He is also a director of numerous private and public corporations (1-800-Flowers, Metroplex, Doane Pet Care, House of Blues, Metokote and Axis Insurance). Mr. Walker is a Certified Public Accountant and a Certified Management Accountant, and holds a BS degree from the University of Virginia and an MBA from the Harvard Business School. Mr. Walker is one of the designees to the board by our institutional common stockholders and warrant holders.

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

Joseph J. Kwederis was named Chief Financial Officer on August 31, 2005. He joined Pliant Corporation as Senior Vice President, Finance in February of 2005. Prior to joining Pliant Corporation, Mr. Kwederis was Senior Vice President/Chief Financial Officer of Dura-line Corporation from 1999–2004, and Vice President of Finance for International Wire Group from 1996–1999. From 1974 until 1996 he held positions of increasing responsibility in Accounting and Finance at General Cable Corporation. Mr. Kwederis holds a BS in Accounting from Rutgers University and an MBA from the University of Connecticut.

Greg E.Gard joined Pliant Corporation in 1989 and has held numerous technical positions supporting the various market segments within Pliant Corporation. Today, he serves as Senior Vice President of Technology and Innovation. His responsibilities in this regard include Product Development and Technical Service for the Corporation, with particular focus on shortening product development cycles, improving speed to market, and directing a team of packaging professionals in the development of packages that protect and preserve while improving functionality and appearance. Before joining Pliant, Mr. Gard held engineering and management positions with Cryovac Sealed Air Corporation. Prior to this he worked for several years as an engineer with Dresser Atlas in oil and gas exploration. He holds a B.S. degree in electrical and computer engineering from the University of Wisconsin Madison. Mr. Gard is actively involved with Clemson University’s Packaging Science program, one of only four academic institutions in the United States that offers a four-year program leading to a B.S. degree in Packaging Science. Currently, he serves on the Packaging Advisory Board at Clemson.

Robert J. Maltarich joined Pliant Corporation in July of 1992 following the acquisition of Goodyear Tire & Rubber Company’s Films Division. Since that time, he has held numerous positions within Pliant Corporation. From 1992-1993 he served as Marketing Manager Film Products Worldwide, from 1994-1996 he was Director of National Accounts, and from 1997-1998 he was General Manager Custom Films Group. Other positions included Vice President and General Manager Barrier and Custom Films and, most recently, Senior Vice President of Sales, Flexible Packaging. Mr. Maltarich was promoted in October 2002 to Vice President and General Manager, Industrial Films, where he oversees Pliant’s Stretch, Custom, and PVC film businesses. Prior to joining Pliant Corporation, Mr. Maltarich held numerous national and international positions in both sales and marketing with Goodyear Tire & Rubber Company. During his 18-year career at Goodyear, he served as General Marketing Manager Film Products Worldwide, General Manager European Film Products, Manager Film Products USA and District Sales Manager. He holds a B.S. degree in Business Administration from the University of Akron.

Kenneth J. Swanson is currently President, Specialty Products. Prior to this position, Mr. Swanson was the Senior Vice President and General Manager of the Specialty Films Division at Pliant. Since 1992, Mr. Swanson has had various leadership positions with CT Film, Huntsman Packaging, and Pliant. Mr. Swanson has over 18 years experience in the plastics industry and supervises teams domestically and internationally. Prior to 1992, Mr. Swanson held multiple sales and marketing management positions in the injection molding segment of the plastics industry. Mr. Swanson holds a B.S. degree in Business Management from the University of Redlands.

Code of Ethics for Officers

Our board of directors plans to adopt a code of ethics for all officers and directors which will be available upon request, but has not yet done so because the Company’s equity securities are not registered under the Exchange Act or subject to the listing rules of any stock exchange or automated quotation system.

Audit Committee

Our Board of Directors has an audit committee. The audit committee maintains oversight responsibilities with respect to our accounting, auditing, financial reporting and internal control processes generally. The members of the audit committee are Timothy J. Walsh and Edward A. Lapekas. Mr. Lapekas is considered independent within the meaning of Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended. Mr. Walsh may not be deemed independent in light of the numerous transactions between the Company and J.P. Morgan Partners and its affiliates (see Item 13, “Certain Relationships and Related Transactions”). We are currently seeking a replacement Board member qualified to fill the financial expert position, but have not yet identified such a member.

Compensation Committee

Our Board of Directors has a compensation committee. The compensation committee maintains oversight responsibilities with respect to the compensation of our officers and directors. The members of the compensation committee are John D. Bowlin and Timothy J. Walsh.

ITEM 11.         EXECUTIVE COMPENSATION

The following summary compensation table sets forth information about compensation earned in the fiscal years ended December 31, 2005, 2004 and 2003 by each person serving as Chief Executive Officer during 2005 and the four other most highly compensated persons who were serving as executive officers of the Company (other than the Chief Executive Officer) as of the end of the last fiscal year and two other individuals who would have been in that group of the most highly compensated persons but were not serving as an executive officer as of the end of the last fiscal year (collectively, the “Named Executive Officers”).

Summary compensation table

					Long-term compensation
					Restricted Stock Awards
		Annual compensation(1)			Total Shares
Name and principal position	Year	Salary ($)	Bonus ($)(2)		Granted/Vested (3)	All other Compensation(4)
Harold C. Bevis(5)	2005	675,301	424,700		480/120	6,300
President and Chief Executive	2004	608,333	928,974	(6)	480/30	1,083
Officer	2003	78,974	—		—	—
R. David Corey(7)	2005	377,260	128,625		48/12	161,629	(8)
Executive Vice President and	2004	333,333	224,880	(9)	48/3	65,101
Chief Operating Officer	2003	33,175	—		—	—
Joseph J. Kwederis(10)	2005	187,276	63,000		—	46,372	(11)
Senior Vice President and	2004	—	—		—	—
Chief Financial Officer	2003	—	—		—	—
Robert J. Maltarich	2005	205,250	57,960		16/4	6,300
Senior Vice President and	2004	198,667	73,600		16/1	3,973
General Manager-Industrial Film	2003	188,000	20,595		—	4,000
Kenneth J. Swanson	2005	230,063	45,700		40/10	6,300
Senior Vice President, President	2004	219,500	150,000		40/2.5	4,000
Specialty Products	2003	168,500	34,518		—	4,000
Brian E. Johnson(12)	2005	300,000	—		—	—
Former Executive Vice President	2004	296,633	46,900		—	4,000
and Chief Financial Officer	2003	267,799	47,860		—	4,000
James L. Kaboski(13)	2005	184,102	111,000	(14)	—	44,563	(15)
Vice President of Strategy and	2004	—	—		—	—
Business Development	2003	—	—		—	—

   (1)  Perquisites and other personal benefits, securities or property, in the aggregate, are less than either $50,000 or 10% of the total annual salary and bonus reported for the applicable Named Executive Officer.

   (2)  All amounts for 2005 include amounts paid in 2006 pursuant to the 2005 Management Incentive Compensation Plan. All amounts for 2004 include discretionary bonuses paid in 2004 and amounts paid in 2005 pursuant to the 2004 Management Incentive Compensation Plan.

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

   (4)  All amounts reflect contributions for employer’s 401(k) contributions, except as indicated.

   (5)  Mr. Bevis was appointed President and Chief Executive Officer in October 2003.

   (6)  Includes bonus of $850,000 paid in 2005 pursuant to Mr. Bevis’s Employment Agreement and an additional discretionary bonus of $78,974 paid in 2004.

   (7)  Mr. Corey was appointed Executive Vice President of Global Operations in November 2003. He was promoted to Chief Operating Officer in March 2004.

   (8)  Includes moving expenses of $155,329 paid in 2005.

   (9)  Includes bonus of $200,000 paid in 2005 pursuant to the 2004 Management Incentive Compensation Plan and an additional discretionary bonus of $24,880 paid in 2004.

(10) Mr. Kwederis was appointed Senior Vice President, Finance in February 2005. He was promoted to Chief Financial Officer in August of 2005.

(11) Includes $40,384 of moving expenses paid in 2005.

(12) Mr. Johnson resigned as Executive Vice President and Chief Financial Officer effective September 16, 2004, but remained a non-executive officer employee of the Company until December 31, 2004. Pursuant to a Release Agreement with Mr. Johnson, as described below, during 2005 the Company made salary continuation payments to Mr. Johnson until December 31, 2005.

(13) Mr. Kaboski was appointed Vice President of Strategy and Business Development in February, 2005.

(14) Includes $55,000 sign-on bonus.

(15) Includes moving expenses of $37,657 paid in 2005.

Management Incentive Compensation Plans

Effective January 1, 2004, our Board of Directors adopted the 2004 Management Incentive Compensation Plan. The participants in the 2004 Management Incentive Compensation Plan were paid an aggregate bonus of $4,075,780 in 2005 relating to extent of achievement of certain EBITDA and operating free cash flow goals for 2004. All Named Executive Officers participated in this plan and received bonuses for their 2004 performance, except the Chief Executive Officer, in the amounts indicated in the foregoing table.

Effective January 1, 2005, our Board of Directors adopted the 2005 Management Incentive Compensation Plan. The participants were paid an aggregate bonus of $2,920,901 in 2006 relating to extent of achievement of certain EBITDA and operating free cash flow goals for 2005. All Named Executive Officers participated in this plan and received bonuses for their 2005 performance, except the Chief Executive Officer and Brian E. Johnson in the amounts indicated in the foregoing table.

The Chief Executive Officer did not participate in the 2004 or 2005 Management Incentive Compensation Plans, but has a separate annual bonus arrangement in his employment agreement. The Company’s practice has been to determine the Chief Executive Officer’s bonus in accordance with the methodology and factors used in the applicable Management Incentive Compensation Plan for a given year.

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

During the year ended December 31, 2005, no options to purchase common stock were exercised and 4,282 options were cancelled. No stock options were granted to the Named Executive Officers during 2005.

The following table provides information as to the options held by each of the Named Executive Officers at the end of 2005. There is no established trading market for our common stock and, therefore, the aggregate market value of our shares cannot be determined by reference to recent sales or bid and asked prices. None of the Named Executive Officers exercised any options during the last fiscal year.

Aggregated option exercises in last fiscal year and FY-end option values

Name	Shares acquired on exercise	Value realized	Number of securities underlying unexercised options at fy-end (#) exercisable/unexercisable	Value of unexercised in-the-money options at fy-end ($) exercisable/unexercisable
Robert J. Maltarich	—	—	266/1,234	0/0
Kenneth J. Swanson	—	—	137/1,363	0/0
Brian E. Johnson	—	—	0/0	0/0

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

The rights of the holders of the Series B Redeemable Preferred Stock would be significantly modified pursuant to our proposed plan of reorganization, if confirmed as described in Item 1 above.

Long Term Incentive Plan

Effective January 1, 2004, we adopted the 2004 MIP Long Term Incentive Plan to provide performance based incentives to eligible management associates for their contributions to the Company over a period of years. Pursuant to this plan, participants in the Long Term Incentive Plan are eligible to receive a Long Term Incentive Plan award equal to the aggregate of one half of any award granted to any participants under each applicable management incentive plan during the four-year period beginning January 1, 2004 through December 31, 2007. A participant is eligible to receive such an award only if he or she (i) is actively employed by the Company or an affiliate during that four-year period and on the date of the payment of the award (targeted for March 15, 2008), (ii) has performed his or her duties to the satisfaction of the Board, and (iii) meets certain other criteria requiring not acting in a way that in the Board’s judgment is inimical to the best interests of the Company or any affiliate, complying with Company policies, not breaching the Long Term Incentive Plan or certain other agreements benefiting the Company. Mr. Bevis does not participate in the 2004 MIP Long Term Incentive Plan. Our Board of Directors extended the 2004 MIP Long Term Incentive Plan for 2005. Participants in the 2004 MIP Long Term Incentive Plan received a credit of half of the 2005 Management Incentive Compensation Plan bonus amount to the accumulated amount of their Long term Incentive Plan Award that they can earn under the 2004 MIP Long Term Incentive Plan, which can be become payable on December 31, 2007 under the terms of that plan. The following Named Executive Officers participate in this plan and accrued the following award amounts under the plan as a result of bonuses paid with respect to performance during 2004 and 2005 fiscal years, respectively, under the 2004 and 2005 Management Incentive Compensation Plans:

Long-Term Incentive Plans

Name	Award Amount Accrued in 2004	Award Amount Accrued in 2005	End of Performance Period
R. David Corey	100,000	64,312	December 31, 2007
James L. Kaboski	0	28,000	December 31, 2007
Joseph J. Kwederis	0	31,500	December 31, 2007
Robert J. Maltarich	36,800	28,980	December 31, 2007
Kenneth J. Swanson	75,000	22,850	December 31, 2007
Brian E. Johnson	0	0	—

Pension plans

Effective July 1, 2004, we adopted the Fourth Amendment to the Pliant Corporation Defined Benefit Pension Plan. The purpose of this amendment was to “freeze” the benefits payable under such plan as of June 30, 2004, for all participants in the plan who are not subject to the collective bargaining agreement between the Company, South Deerfield, Massachusetts and the United Electrical Radio and Machine Workers of America and Local 274, such that no further benefits will accrue to current or future employees under that plan. Persons employed by the Company as of December 31, 2002, who did not have 5 years of vesting service as of June 30, 2004 (the minimum service period required to qualify for benefits under the Plan) will continue to accrue vesting service toward this minimum so long as they continue to be employed by the Company after June 30, 2004. For all employees that qualify for benefits under the Plan, as amended, their average final compensation and years of service credit (except as noted above) will be fixed as of June 30, 2004. Mr. Swanson and Mr. Maltarich were the only Named Executive officers that met the 5 year service requirement at June 30, 2004. As of June 30, 2004, the accrued pension plan benefit for (i) Mr. Swanson was $1,878 per month payable beginning November 1, 2031 or $600 per month payable beginning January 1, 2020 and (ii) for Mr. Maltarich was $2,861 per month payable beginning May 1, 2016 or $1,346 per month payable beginning January 1, 2005. None of the other Named Executive Officers are eligible to participate in the Pliant Corporation Defined Benefit Pension Plan.

Employment agreements

Effective January 1, 2004, the Company entered into a four-year employment agreement with Mr. Bevis, our President and Chief Executive Officer. The employment agreement provides for the payment of a base salary of $650,000. For 2004 Mr. Bevis was guaranteed an annual minimum target bonus of $650,000 if he was employed during the calendar year, payable no later than ten business days following the Company’s receipt from its public accountants of the audited consolidated financial statements of the Company for such calendar year. The employment agreement sets forth applicable bonus calculation percentages for calendar years after 2004. As noted, the Company’s practice has been to determine Mr. Bevis’s bonus in accordance with the methodology and factors used in the applicable annual management incentive plan. The employment agreement also provides that Mr. Bevis will participate in all bonus and incentive plans or arrangements which may be provided by the Company from time to time to its senior executives, with award opportunities commensurate with this position, duties and responsibilities. The employment agreement expressly excludes from these benefits the Management Incentive Plan, the Pliant 2000 Stock Incentive Plan, the Pliant 2002 Stock Incentive Plan and any other equity based incentive or compensation plans. The employment agreement expressly includes the Pliant 2004 Restricted Stock Incentive Plan, at least four weeks paid vacation per year, and includes non-disclosure of confidential information provisions and a non-compete provision for one year following termination of employment with us (unless termination was due to the term expiring). Mr. Bevis also is eligible for other employee and fringe benefits made generally available to senior executives. Mr. Bevis has agreed in his employment agreement that any inventions, improvements, technical or software developments, trademarks, patents and similar information relating to us or our business, products or services conceived, developed or made by him while employed by us belong to us. If Mr. Bevis’ employment is terminated without cause or he resigns for good reason, he will be entitled to receive severance payments and continue to participate in our medical and dental plans for two years. Mr. Bevis also is eligible for certain severance amounts if his employment is terminated due to his death or disability. Notwithstanding the foregoing, the Company is prohibited by Section 503(c)(2) of the Bankruptcy Code from paying any severance amounts to Mr. Bevis under his employment agreement or otherwise, regardless of the reason for his termination, during the pendency of the Company’s Chapter 11 proceedings. Once the Company emerges from Chapter 11 proceedings, the applicable severance provisions in his employment agreement will become effective once again, provided that he is employed at that time.

Effective June 10, 2005, the Company entered into a four-year employment agreement with Mr. Corey, our Executive Vice President and Chief Operating Officer. The employment agreement provides for the payment of a base salary of $367,500. The employment agreement also provides that Mr. Corey will participate in all bonus and incentive plans or arrangements which may be provided by the Company from time to time to its senior executives, with award opportunities commensurate with his position, duties and responsibilities. The employment agreement expressly excludes from these benefits the Pliant 2000 Stock Incentive Plan, the Pliant 2002 Stock Incentive Plan and any other equity based incentive or compensation plans. The employment agreement expressly includes the Pliant 2004 Restricted Stock Incentive Plan, at least four weeks paid vacation per year, and includes non-disclosure of confidential information provisions and a non-compete provision for one year following termination of employment with us (unless termination was due to the term expiring). Mr. Corey also is eligible for other employee and fringe benefits made generally available to senior executives. Mr. Corey has agreed in his employment agreement that any inventions, improvements, technical or software developments, trademarks, patents and similar information relating to us or our business, products or services conceived, developed or made by him while employed by us belong to us. If Mr. Corey’s employment is terminated without cause or he resigns for good reason, he will be entitled to receive severance payments and continue to participate in our medical and dental plans for two years, among other benefits. Mr. Corey also is eligible for certain severance amounts if his employment is terminated due to his death or disability. Notwithstanding the foregoing, the Company is prohibited by Section 503(c)(2) of the Bankruptcy Code from paying any severance amounts to Mr. Corey under his employment agreement or otherwise, regardless of the reason for his termination, during the pendency of the Company’s Chapter 11 proceedings. Once the Company emerges from Chapter 11 proceedings, the applicable severance provisions in his employment agreement will become effective once again, provided that he is employed at that time.

The Company provided Joseph J. Kwederis, our Chief Financial Officer, with a letter dated February 2, 2005 that outlines certain terms and conditions of his employment. The letter provides for the payment of a base annual salary of $200,000 and for three weeks annual vacation. It also provides that Mr. Kwederis will participate in the annual Management Incentive Plan and the 2004 Long Term Incentive Plan, as well as the salaried employees’ health and welfare benefit plans. The letter states that if Mr. Kwederis’ employment is involuntarily terminated without cause (as determined by our Board), he will be eligible for one year of severance pay in a lump sum and outplacement support. By letter dated August 26, 2005, the Company confirmed Mr. Kwederis’ promotion to Chief Financial Officer, increased his base annual salary to $225,000, and confirmed his participation in the annual Management Incentive Plan and the 2004 Long Term Incentive Plan. Notwithstanding the foregoing, the Company is prohibited by Section 503(c)(2) of the Bankruptcy Code from paying any severance amounts to Mr. Kwederis under his employment agreement or otherwise, regardless of the reason for his termination, during the pendency of the Company’s Chapter 11 proceedings. Once the Company emerges from Chapter 11 proceedings, the applicable severance provisions in his employment agreement will become effective once again, provided that he is employed at that time.

On March 18, 2005, we entered into a Severance and Release Agreement with Lori Roberts, terminating her employment as our Senior Vice President, Human Resources, effective April 1, 2005. Pursuant to the Severance and Release Agreement, Ms. Roberts received a lump sum severance payment in the amount of $404,437, which included the Company’s payment for 28 shares of the Company’s Series B Preferred Stock at $162 per share held by Ms. Roberts pursuant to the Company’s right to repurchase such shares pursuant to the 2004 Restricted Stock Incentive Plan. After such repurchase, Ms. Roberts will retain four shares of the Series B Preferred Stock and will be entitled to continue participation in the Company’s medical, dental and basic life insurance plans through March 31, 2006. Beginning April 1, 2006, Ms. Roberts may elect extended continuation coverage under such plans for a period of 18 months. Ms. Roberts is also entitled to receive outplacement services for a period of 12 months, which shall not exceed $20,000, as well as reimbursement by the Company of Ms. Robert’s legal fees incurred in connection with the negotiation of the Severance and Release Agreement, which shall not to exceed $7,500. Ms. Roberts has agreed not to compete with the Company for one year.

On March 30, 2001, we entered into a five-year employment agreement with Brian E. Johnson, our Executive Vice President and Chief Financial Officer. On December 31, 2004 we entered into a Release Agreement with Mr. Johnson, whereby Mr. Johnson terminated his employment with the Company. Pursuant to the Release Agreement, Mr. Johnson acknowledged that he had received all of his compensation from the Company and that the only equity interests Mr. Johnson would hold in the Company post-termination would be 18 shares of Series A Preferred Stock, Warrants to purchase 18,270 shares of common stock and the option to purchase 1,000 shares of common stock pursuant to the 2000 Stock Incentive Plan and the Option Agreement related thereto. The Company agreed to pay Mr. Johnson his base salary until December 31, 2005 and his bonus based on the 2004 calendar year under the Management Incentive Plan. Mr. Johnson also received medical and dental benefits until December 31, 2005 and outplacement service benefits for six months in an amount that was not to exceed $20,000.

We have not entered into employment agreements with, Mr. Kaboski, Mr. Maltarich or Mr. Swanson.

Compensation of directors

Each director who is not an employee of ours or a partner or senior advisor of J.P. Morgan Partners, LLC is entitled to receive director’s fees. Currently there are three directors who receive director fees: Messrs. Bowlin, Lapekas and MacMillan. In 2005, Messrs. Bowlin and MacMillan received $22,500 in director’s fees. Mr. Lapekas received a fee of $100,000 in 2005 for his service as Non-Executive Chairman and a fee of $30,000 in 2005 for serving on our audit committee.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table contains information with respect to the ownership of our common stock as of March 30, 2006 by:

•        each person known to own beneficially more than 5% of our common stock,

•        each of our directors,

•        each of our Named Executive Officers, and

•        all of our executive officers and directors as a group.

Pursuant to a stockholders’ agreement dated May 31, 2000, the parties to that agreement have committed to vote their shares in the election of directors in the manner described in “Certain relationships and related transactions—The stockholders’ agreement.”

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

	Number of shares of common stock beneficially owned	Percent of class
JPMP Capital Corp.(1)(2)	405,169	61.44%
Southwest Industrial Films, LLC/Southwest Industrial Films II, LLC(1)(2)	405,169	61.44%
The Christena Karen H. Durham Trust(3)	158,917	27.8%
Perry Acquisition Partners-2, L.P.(4)	34,527	6.0%
Harold C. Bevis	0	0.0%
R. David Corey	0	0.0%
Joseph J. Kwederis	0	0.0%
Timothy J. Walsh(2)	0	0.0%
Edward A. Lapekas	207	*
Albert (Pat) MacMillan	0	0.0%
Brian E. Johnson (5)	18.27	*
Jeffery C. Walker (2)	0	0.0%
John D. Bowlin	0	0.0%
Stephen McKenna (2)	0	0.0%
Robert J. Maltarich (6)	112.48	*
Kenneth J. Swanson	45	*
James L. Kaboski	0	0.0%
All directors and executive officers as a group (12 persons)	382.75	*

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

(2)          Mr. Walsh, Mr. Walker and Mr. McKenna may be deemed the beneficial owner of the shares of common stock and warrants owned by each of Southwest Industrial Films, LLC and Southwest Industrial Films II, LLC, respectively, due to his positions with JPMP Capital Corp. and J.P. Morgan Partners, LLC, which are affiliates of J.P. Morgan Partners (BHCA), L.P., which in turn controls each of Southwest Industrial Films, LLC and Southwest Industrial Films II, LLC, as managing member.

(3)          The address of The Christena Karen H. Durham Trust is P.O. Box 17600, Salt Lake City, Utah 84117. The trustee of the Trust is Richard P. Durham. The Trust was established for the benefit of Christena H. Durham and her children.

(4)          Includes 231 shares of common stock held by Perry Principals Holdings, LLC and 4,060 shares of common stock which are issuable upon exercise of warrants to purchase common stock issued in connection with our preferred stock held by Perry Acquisition Partners-3, L.P. Richard C. Perry is the

managing member of Perry Principals Holdings, LLC and the managing member of Perry Investors-2, LLC, which is the general partner of Perry Acquisition Partners-2, L.P. Richard C. Perry is also the president of Perry Corp., which is the indirect general partner of Perry Acquisition Partners-3, L.P. As such, Richard C. Perry may be deemed to have voting and investment power with respect to the shares of common stock and warrants owned by Perry Acquisition Partners-2, L.P., Perry Acquisition Partners-3, L.P. and Perry Principals Holdings, LLC. Richard C. Perry disclaims beneficial ownership of such shares and warrants, except to the extent of his pecuniary interest therein. Each of the foregoing entities is an affiliate of Perry Acquisition Partners L.P. and has an address c/o Perry Acquisition Partners L.P., 599 Lexington Avenue, New York, New York 10022.

(5)          Includes 18.27 shares of Common Stock issuable upon exercise of warrants.

(6)          Includes 80 shares of issued Common Stock and 32.48 shares of Common Stock issuable upon exercise of warrants.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information relating to our equity compensation plans as of December 31, 2005. Our equity securities are closely held and are not publicly traded. In addition, as required by our stockholders’ agreement, a majority of our board of directors has been appointed by our institutional common stockholders and warrant holders, including our controlling shareholder. Therefore, our board of directors approves our equity compensation plans without obtaining approval directly from our shareholders.

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

(1)          Pursuant to the 2004 Restricted Stock Incentive Plan, during 2004 the Company issued 720 shares of Series B Redeemable Preferred Stock to the officers at a purchase price of $162 per share, which was deemed to be the fair market value of those shares based on an independent appraisal received by the Board. During 2005, the Company repurchased 92 shares of Series B Redeemable Preferred Stock from officers of the Company at a purchase price of $162 per share. At December 31, 2005, 628 shares of Series B Redeemable Preferred Stock were outstanding.

(2)          Includes 8,041 shares of restricted stock issued under the 2000 Stock Incentive Plan.

The equity compensation plans not approved by security holders include our 2000 Stock Incentive Plan, 2002 Stock Incentive Plan, and 2004 Restricted Stock Incentive Plan. The material features of these plans are described under Item 11, “Executive Compensation—Stock Options and Restricted Stock,” Item 13 “Certain Relationships and Related Transactions,” and in Note 11 to our consolidated financial statements.

The rights of the holders of our common stock and options and warrants or other rights relating thereto would be significantly modified pursuant to our proposed plan of reorganization, if confirmed as described in Item 1 above.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management

Agreements with Executive Officers and Directors

Effective January 1, 2004, we entered into a four-year employment agreement with Harold C. Bevis, our President and Chief Executive Officer. On December 31, 2004, we entered into a Release Agreement with Brian E. Johnson (see Item 11—Executive Compensation). On January 26, 2005, we entered into a Letter Agreement with James Ide, terminating his employment as our Executive Vice President and Chief Financial Officer, effective February 28, 2005. Pursuant to such Letter Agreement, Mr. Ide received a $70,000 bonus for 2004 which was paid in 2005. Effective June 10, 2005, the Company entered into a four-year employment agreement with Mr. Corey, our Executive Vice President and Chief Operating Officer.

On March 18, 2005, we entered into a Severance and Release Agreement with Lori Roberts, terminating her employment as our Senior Vice President, Human Resources, effective April 1, 2005. Pursuant to the Severance and Release Agreement, Ms. Roberts received a lump sum severance payment in the amount of $404,437, which includes the Company’s payment for 28 shares of the Company’s Series B Preferred Stock at $162 per share held by Ms. Roberts pursuant to the Company’s right to repurchase such shares pursuant to the 2004 Restricted Stock Incentive Plan. After such repurchase, Ms. Roberts retained four shares of the Series B Preferred Stock and is entitled to continue participation in the Company’s medical, dental and basic life insurance plans through March 31, 2006. Beginning April 1, 2006, Ms. Roberts may elect extended continuation coverage under such plans for a period of 18 months. Ms. Roberts is also entitled to receive outplacement services for a period of 12 months, which shall not exceed $20,000, as well as reimbursement by the Company of Ms. Robert’s legal fees incurred in connection with the negotiation of the Severance and Release Agreement, which could not exceed $7,500. Ms. Roberts has agreed not to compete with the Company for one year.

The Company provided Joseph J. Kwederis, our Chief Financial Officer, with a letter dated February 2, 2005 that outlines certain terms and conditions of his employment, including certain severance pay provisions. By letter dated August 26, 2005, the Company confirmed Mr. Kwederis’ promotion to Chief Financial Officer and addressed certain other employment terms and conditions.

2004 Restricted Stock Incentive Plan and Series B Preferred Stock

On September 24, 2004, we adopted a 2004 Restricted Stock Incentive Plan, pursuant to which we sold to our President and Chief Executive Officer and selected additional officers of the Company, 704 shares of a total of 720 shares of a newly-created, non-voting Series B Redeemable Preferred Stock for a cash purchase price of $162 per share. These shares were issued in private transactions with officers of the Company and therefore were exempt from the registration requirements of the Securities Act of 1933. On December 22, 2004, the remaining 16 authorized shares were issued to an officer for a cash purchase price of $162 per share. The Series B Preferred Stock will be automatically converted into common equity of the Company upon the consummation of an underwritten public offering registered under the Securities Act of shares of capital stock of the Company resulting in aggregate proceeds (net of underwriters discounts and commissions) to the Company of not less than $100 million. During 2005, the Company repurchased 92 shares of Series B Redeemable Preferred Stock from officers of the Company at a purchase price of $162 per share.

We are authorized to issue up to 200,000 shares of Preferred Stock. On September 24, 2004 we authorized 720 shares of Series B Redeemable Preferred Stock. On September 24, 2004 we issued 704 shares of such Series B Redeemable Preferred Stock. On December 22, 2004, we issued the remaining 16 authorized shares. Upon the sale of all or substantially all of the Company’s assets, sale of the majority of the outstanding Common Stock of the Company to a person other than J.P. Morgan or its affiliates;

merger or consolidation of the Company, or the consummation of a liquidation, as those events are specifically described in the Company’s Articles of Incorporation, we are required to redeem all shares of Series B Redeemable Preferred Stock by payment of cash in an amount equal to the product of (x) .000104166; times (y) the sum of the amount of cash distributions actually paid and the fair market value of assets distributed by the Company to its stockholders during the period commencing on September 24, 2004 through the date of such event, plus the net proceeds payable, whether in cash, stock or other assets, to the stockholders of the Company in respect to such event.

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

Transactions Between Pliant and Stockholders

Common Stock Registration Rights Agreement

Pursuant to a registration rights agreement entered into on May 31, 2000, as amended, we granted to our institutional common stockholders and warrant holders certain “demand” and “piggyback” registration rights for the registration under the Securities Act of the shares of common stock owned by them. Under the registration rights agreement, upon request of holders holding in excess of 50% of the shares of common stock held by our institutional investors and their transferees and affiliates (the “Requisite Investor Stockholders”), we are required to use our best efforts to register the shares. The Requisite Investor Stockholders are entitled to request two demand registrations. Also, if we are not a public company or sold to a third party prior to May 31, 2005, the Trust and its transferees and affiliates will be entitled to request one demand registration. Further, at any time 60 days after any initial public offering of common stock, holders holding in excess of 60% of the shares of common stock underlying our warrants to purchase common stock issued in connection with our preferred stock, and holders holding in excess of 60% of the shares of common stock underlying the note warrants will each be entitled to exercise one demand registration. At any time after we have qualified for use of Form S-3, all parties to the registration rights agreement will have the right to request that we effect a registration under the Securities Act of their shares of common stock, subject to customary “blackout” and “cutback” provisions. The stockholders and holders of the warrants to purchase common stock issued in connection with our preferred stock, and note warrants party to the registration rights agreement also may request that we use our best efforts to register shares of common stock held by them in other registrations initiated by us on our own behalf or on behalf of any other stockholder. We must pay all reasonable out-of-pocket costs and expenses, other than underwriting discounts and commissions, of any registration under the registration rights agreement. The registration rights agreement also contains customary provisions with respect to registration procedures, underwritten offerings and indemnification and contribution rights in connection with the registration of common stock on behalf of the stockholders, holders of the warrants to purchase common stock issued in connection with our preferred stock, and holders of the note warrants party to the registration rights agreement.

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

Credit facilities and note offerings

JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank) was the syndication agent and its affiliate, J.P. Morgan Chase & Co., was a lender under our 2004 Credit facility. The Amended and Restated Credit Agreement replaced the 2004 Credit Facility. JPMorgan Chase Bank and J.P. Morgan Chase & Co. received customary fees under the 2004 Credit Facility for acting in such capacities. J.P. Morgan Securities Inc. served as the arranger for our 2004 Credit Facility and in connection with certain amendments to our previous credit facilities and received customary fees in such capacity. An affiliate of JPMorgan Chase Bank received customary fees for arranging the December 2003 waiver with respect to our then existing credit facilities.

J.P. Morgan Securities Inc. was one of the initial purchasers in our May 2000 offering of our 13% Senior Subordinated Notes due 2010 and was also the dealer manager for the debt tender offer and consent solicitation relating to our 9 1/8% Senior Subordinated Notes due 2007. J.P. Morgan Securities Inc. received fees of approximately $8.7 million for acting in such capacities. J.P. Morgan Securities Inc. was also one of the initial purchasers in our April 2002 offering of our 13% Senior Subordinated Notes due 2010 and received fees of approximately $1.9 million for acting in such capacity. We used approximately $93.3 million of the net proceeds from the April 2002 offering to repay indebtedness under our then existing credit facilities. J.P. Morgan Securities Inc. was an initial purchaser in our May 2003 offering of 11 1/8% Senior Secured Notes due 2009 and received fees of approximately $4.4 million for acting in such capacity. We used approximately $240 million of the net proceeds from the May 2003 offering to repay indebtedness under our then existing credit facilities. J.P. Morgan Securities Inc. was an initial purchaser in our February 2004 offering of 11 1/8% Senior Secured Discount Notes due 2009 and received fees of approximately $2.5 million for acting in such capacity. We used the proceeds of this February 2004 offering to repay and terminate then existing credit facilities. In addition, JP Morgan Chase Bank is a lending party under our existing credit facility completed in February 2004 and received fees of approximately $0.9 million for acting in such capacity. In addition, we paid fees of approximately $0.6 million in September 2000, approximately $0.5 million in July 2001, approximately $0.6 million in April 2002, approximately $0.6 million in October 2002, approximately $0.5 million in March 2003, approximately $0.3 million in May 2003 and approximately $0.1 million in December 2003, to JPMorgan Chase Bank, in each case in connection with amendments to our then existing credit facilities. On May 6, 2005, we completed a consent solicitation relating to our 11 1/8% Senior Secured Discount Notes due 2009. J.P. Morgan Securities Inc. served as the solicitation agent for the consent solicitation and received fees of approximately $1.4 million for acting in such capacity.

Each of JPMorgan Chase Bank, J.P. Morgan Chase & Co. and J.P. Morgan Securities Inc. is an affiliate of Southwest Industrial Films, LLC, which owns approximately 55% of our outstanding common stock and currently has the right under the stockholders’ agreement to appoint five of our directors, and of Flexible Films, LLC, which, together with affiliates, owns approximately 59% of our outstanding preferred stock. Southwest Industrial Films, LLC and Flexible Films, LLC are subsidiaries of J.P. Morgan Partners (BHCA), L.P. Stephen McKenna is a principal of J.P. Morgan Partners, LLC and Jeffrey C. Walker is Managing Partner of J.P. Morgan Partners, LLC. Timothy Walsh is an executive officer of JPMP Capital Corp. and a limited partner of JPMP Master Fund Manager, L.P. J.P. Morgan Partners, LLC serves as investment advisor to J.P. Morgan Partners (BHCA), L.P. and JPMP Capital Corp. JPMP Capital Corp. is a subsidiary of J.P. Morgan Chase & Co. and is the general partner of JPMP Master Fund Manager, L.P., which is the general partner of J.P. Morgan Partners (BHCA), L.P.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for professional services provided by our independent auditors in each of the last two fiscal years, in each of the following categories are:

	2005	2004
Audit fees	$1,456,724	$861,157
Audit-related fees	—	3,680
Tax fees	145,500	382,451
All other fees	—	—
	$1,602,224	$1,247,288

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
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
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

2.3	Amendment No. 2, dated as of May 31, 2000, to the Recapitalization Agreement (incorporated by reference to Exhibit 2.3 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).
2.4	Debtors’ Joint Plan of Reorganization (incorporated by reference to Exhibit 2 to the Current Report on Form 8-K filed by Pliant Corporation on March 20, 2006).
3.1	Third Amended and Restated Articles of Incorporation of Pliant Corporation (incorporated by reference to Exhibit 3.1 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).
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

3.6	Fourth Amended and Restated Articles of Incorporation of Pliant Corporation (incorporated by reference to Exhibit 3.1 to Pliant Corporation’s Current Report on Form 8-K filed on September 30, 2004).
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

4.3

Form of Second Supplemental Indenture, dated as of April 30, 2004, among Pliant Corporation, the New Note Guarantor party thereto, the existing Note Guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.3 to Pliant Corporation’s Registration Statement on Form S-1 (File No. 333-115114)).

4.4

First Supplemental Indenture, dated as of November 4, 2005, among Pliant Corporation, as issuer, certain subsidiaries of Pliant Corporation, as guarantors, and The Bank of New York, as trustee, amending the Indenture, dated May 31, 2000, among such parties with respect to Pliant Corporation’s 13% Senior Subordinated Notes (incorporated by reference to Exhibit 4.1 to Pliant Corporation’s Current Report on Form 8-K filed on November 10, 2005).

4.5

Second Supplemental Indenture, dated as of November 17, 2005, among Pliant Corporation, as issuer, certain subsidiaries of Pliant Corporation, as guarantors, and The Bank of New York, as trustee, amending the Indenture, dated May 31, 2000 and thereafter amended, among such parties with respect to Pliant Corporation’s 13% Senior Subordinated Notes (incorporated by reference to Exhibit 4.1 to Pliant Corporation’s Current Report on Form 8-K filed on November 23, 2005).

4.6	Form of 2000 Notes (incorporated by reference to Exhibit B to Exhibit 4.1).
4.7

Indenture, dated as of April 10, 2002, among Pliant Corporation, the Note Guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.4 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-86532)).

4.8

Form of First Supplemental Indenture, dated as of April 30, 2004, among Pliant Corporation, the New Note Guarantor party thereto, the existing Note Guarantors party thereto and Bank of New York, as trustee (incorporated by reference to Exhibit 4.6 to Pliant Corporation’s Registration Statement on Form S-1 (File No. 333-115114)).

4.9

First Supplemental Indenture, dated as of November 4, 2005, among Pliant Corporation, as issuer, certain subsidiaries of Pliant Corporation, as guarantors, and The Bank of New York, as trustee, amending the Indenture, dated April 10, 2002, among such parties with respect to Pliant Corporation’s 13% Senior Subordinated Notes (incorporated by reference to Exhibit 4.2 to Pliant Corporation’s Current Report on Form 8-K filed on November 10, 2005).

4.10

Second Supplemental Indenture, dated as of November 17, 2005, among Pliant Corporation, as issuer, certain subsidiaries of Pliant Corporation, as guarantors, and The Bank of New York, as trustee, amending the Indenture, dated April 10, 2002 and thereafter amended, among such parties with respect to Pliant Corporation’s 13% Senior Subordinated Notes (incorporated by reference to Exhibit 4.2 to Pliant Corporation’s Current Report on Form 8-K filed on November 23, 2005).

4.11	Form of 2002 Note (incorporated by reference to Exhibit B to Exhibit 4.4).
4.12

Indenture, dated as of May 30, 2003, among Pliant Corporation, the Note Guarantors party thereto and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.6 to Pliant Corporation’s Registration Statement on Form S-1 (File No. 333-106432)).

4.13

Form of First Supplemental Indenture, dated as of April 30, 2004, among Pliant Corporation, the New Note Guarantor party thereto, the existing Note Guarantors party thereto and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.9 to Pliant Corporation’s Registration Statement on Form S-1 (File No. 333-115114)).

4.14	Form of Senior Secured Note (incorporated by reference to Exhibit 4.6 to Pliant Corporation’s Registration Statement on Form S-1 (File No. 333-106432)).
4.15

Form of Indenture, dated as of February 17, 2004, among Pliant Corporation, the Note Guarantors party thereto and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.8 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 26, 2004).

4.16

Form of Senior Secured Discount Note (incorporated by reference to Exhibit B to Exhibit 4.8 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 26, 2004).

4.17

Second Priority Security Agreement, dated as of May 30, 2003, among Pliant Corporation, the subsidiary guarantors party thereto and Wilmington Trust Company, as Collateral Agent (incorporated by reference to Exhibit 4.8 to Pliant Corporation’s Registration Statement on Form S-1 (File No. 333-106432)).

4.18

Form of Supplement No. 1 to Second Priority Security Agreement, dated as of April 30, 2004, among Uniplast Industries Co. and Wilmington Trust Company, as collateral agent (incorporated by reference to Exhibit 4.14 to Pliant Corporation’s Registration Statement on Form S-1 (File No. 333-115114)).

4.19

Form of Security Agreement dated as of February 17, 2004, among Pliant Corporation, the subsidiary guarantors party thereto and Wilmington Trust Company, as Collateral Agent (incorporated by reference to Exhibit 4.11 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 26, 2004).

4.20

Form of Canadian Security Agreement, dated as of February 17, 2004, among Uniplast Industries Co., the guarantors party thereto, and Wilmington Trust Company, as Collateral Agent (incorporated by reference to Exhibit 4.12 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 26, 2004).

4.21

Second Priority Pledge Agreement, dated as of May 30, 2003, among Pliant Corporation, the subsidiary guarantors party thereto and Wilmington Trust Company, as Collateral Agent (incorporated by reference to Exhibit 4.9 to Pliant Corporation’s Registration Statement on Form S-1 (File No. 333-106432)).

4.22

Form of Supplement No. 1 to Second Priority Pledge Agreement, dated as of April 30, 2004, among Uniplast Industries Co. and Wilmington Trust Company, as collateral agent (incorporated by reference to Exhibit 4.18 to Pliant Corporation’s Registration Statement on Form S-1 (File No. 333-115114)).

4.23

Form of Pledge Agreement dated as of February 17, 2004, among Pliant Corporation, the subsidiary pledgors party thereto and Wilmington Trust Company, as Collateral Agent (incorporated by reference to Exhibit 4.14 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 26, 2004).

4.24

Form of Canadian Pledge Agreement, dated as of February 17, 2004, among Uniplast Industries Co., the pledgors party thereto, and Wilmington Trust Company, as Collateral Agent (incorporated by reference to Exhibit 4.15 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 26, 2004).

4.25

Exchange and Registration Rights Agreement, dated as of May 31, 2000, among Pliant Corporation, the Note Guarantors party thereto, and Chase Securities, Inc. and Deutsche Bank Securities Inc., as Initial Purchasers (incorporated by reference to Exhibit 4.3 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).

4.26

Exchange and Registration Rights Agreement, dated as of April 10, 2002, among Pliant Corporation, the Note Guarantors party thereto, and J.P. Morgan Securities, Inc. and Deutsche Bank Securities Inc., as Initial Purchasers (incorporated by reference to Exhibit 4.7 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-86532)).

4.27

Exchange and Registration Rights Agreement, dated as of May 30, 2003, among Pliant Corporation, the Note Guarantors party thereto, and J.P. Morgan Securities Inc., Deutsche Bank Securities, Inc. and Credit Suisse First Boston LLC, as Initial Purchasers (incorporated by reference to Exhibit 4.12 to Pliant Corporation’s Registration Statement on Form S-1 (File No. 333-106432)).

4.28

Form of Exchange and Registration Rights Agreement, dated as of February 17, 2004, among Pliant Corporation, the Note Guarantors party thereto, and J.P. Morgan Securities Inc., Credit Suisse First Boston LLC and Deutsche Bank Securities Inc., as Initial Purchasers (incorporated by reference to Exhibit 4.19 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 26, 2004).

4.29

Amended and Restated Indenture, dated as of February 17, 2004 (as amended and restated as of May 6, 2005) (incorporated by reference to Exhibit 4.26 to Post-Effective Amendment No. 2 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-114608)).

4.30

Exchange and Registration Rights Agreement, dated as of May 6, 2005 (incorporated by reference to Exhibit 4.26 to Post-Effective Amendment No. 2 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-114608)).

4.31	Fourth Amended and Restated Articles of Incorporation of Pliant Corporation (incorporated by reference to Exhibit 3.1 to Pliant Corporation’s Current Report on Form 8-K filed on September 30, 2004).
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

10.13

Amendment No. 1, dated as of July 16, 2001, to the Warrant Agreement dated as of May 31, 2000 among Pliant Corporation and the initial warrantholders listed in Schedule I thereto (incorporated by reference to Exhibit 10.9 to Pliant Corporation’s Registration Statement on Form S 1 (File No. 333-65754)).

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

10.18

Form of Purchase Agreement, dated as of February 6, 2004, among Pliant Corporation, J.P. Morgan Securities Inc., Credit Suisse First Boston LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 10.18 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 26, 2004).

10.19*

Amended and Restated Credit Agreement, dated as of November 21, 2005, by and among Pliant Corporation and certain of its subsidiaries, as borrowers, General Electric Capital Corporation, as Domestic A Agent, Administrative Agent, Collateral Agent and Lender, and Morgan Stanley Senior Funding, Inc., as Domestic B Agent and Lender.

10.20*	Reaffirmation Agreement, dated as of November 21, 2005, among Pliant Corporation and General Electric Capital Corporation, as Collateral Agent.
10.21*	Amended and Restated Guarantee Agreement, dated as of November 21, 2005, among the subsidiaries guarantors party thereto and General Electric Capital Corporation, as Administrative Agent.
10.22*	Amended and Restated Domestic Security Agreement, dated as of November 21, 2005, among the grantors party thereto and General Electric Capital Corporation, as Collateral Agent.
10.23*	Amended and Restated Canadian Security Agreement, dated as of November 21, 2005, among the grantors party thereto and General Electric Capital Corporation, as Collateral Agent.
10.24*	Amended and Restated Domestic Pledge Agreement, dated as of November 21, 2005, among the pledgors party thereto and General Electric Capital Corporation, as Collateral Agent.
10.25*	Amended and Restated Canadian Pledge Agreement, dated as of November 21, 2005, among the pledgors party thereto and General Electric Capital Corporation, as Collateral Agent.
10.26

Form of Amended and Restated Intercreditor Agreement, dated as of February 17, 2004, among Deutsche Bank Trust Company Americas, as Credit Agent, Wilmington Trust Company, as Second Priority Noteholder Agent and as 2004 Noteholder Agent, and Pliant Corporation (incorporated by reference to Exhibit 10.21 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 26, 2004).

10.27

Form of Indemnity, Subrogation and Contribution Agreement, dated as of February 17, 2004, among Pliant Corporation, Uniplast Industries Co., the subsidiary guarantors party thereto and Credit Suisse First Boston, as Administrative Agent (incorporated by reference to Exhibit 10.27 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 26, 2004).

10.28

Restricted Stock Agreement, dated as of May 31, 2000, between Pliant Corporation and Richard P. Durham (incorporated by reference to Exhibit 10.16 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).

10.29

Restricted Stock Agreement, dated as of May 31, 2000, between Pliant Corporation and Jack E. Knott (incorporated by reference to Exhibit 10.17 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).

10.30

Restricted Stock Agreement, dated as of May 31, 2000, between Pliant Corporation and Scott K. Sorensen (incorporated by reference to Exhibit 10.18 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).

10.31

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

10.33

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

10.35

Amendment No. 1, dated as of March 1, 2001, to the Pledge Agreement dated as of May 31, 2000, among Pliant Corporation and Richard P. Durham (incorporated by reference to Exhibit 10.35 to Post-Effective Amendment No. 2 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).

10.36

Pledge Agreement, dated as of May 31, 2000, in favor of Pliant Corporation made by Jack E. Knott (incorporated by reference to Exhibit 10.21 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).

10.37

Amendment No. 1, dated as of April 1, 2001, to the Pledge Agreement dated as of May 31, 2000, among Pliant Corporation and Jack E. Knott (incorporated by reference to Exhibit 10.36 to Post-Effective Amendment No. 2 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).

10.38

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

10.40	1998 Pliant Corporation Stock Option Plan (incorporated by reference to Exhibit 10.10 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998).
10.41

Pliant Corporation Management Incentive Plan for Senior Divisional Management (1999) (incorporated by reference to Exhibit 10.1 to Pliant Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

10.42

Pliant Corporation 2000 Stock Incentive Plan (as amended and restated through April 17, 2002) (incorporated by reference to Exhibit 10.54 to Pliant Corporation’s Annual report on Form 10-K for the year ended December 31, 2002 filed on March 28, 2003).

10.43

Second Amended and Restated Stock Option Agreement, dated as of May 31, 2000 between Pliant Corporation and Jack E. Knott (incorporated by reference to Exhibit 10.27 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).

10.44	Pliant Corporation Management Incentive Plan (2000) (incorporated by reference to Exhibit 10.2 to Pliant Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).
10.45	Pliant Corporation Management Incentive Plan (2001) (incorporated by reference to Exhibit 10.48 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.46	Pliant Corporation Management Incentive Plan (2002) (incorporated by reference to Exhibit 10.49 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.47

Pliant Corporation Management Incentive Plan (2003) (incorporated by reference to Exhibit 10.56 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 26, 2004).

10.48	Pliant Corporation 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Pliant Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
10.49

Consulting Agreement dated as of August 24, 2003, between Pliant corporation and Edward A. Lapekas (incorporated by reference to Exhibit 10.63 to Post-Effective Amendment No. 1 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-107843).

10.50

Employment Agreement, dated January 1, 2004, between Pliant Corporation and Harold Bevis (incorporated by reference to Exhibit 10.61 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005).

10.51

Release Agreement, dated December 31, 2004, between Pliant Corporation and Brian Johnson (incorporated by reference to Exhibit 10.62 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005).

10.52

Letter Agreement, dated January 26, 2005, between Pliant Corporation and James Ide (incorporated by reference to Exhibit 10.63 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005).

10.53

Severance and Release Agreement, dated as of March 18, 2005, between Pliant Corporation and Lori Roberts (incorporated by reference to Exhibit 10.64 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005).

10.54

Pliant Corporation 2004 Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.65 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005).

10.55

Pliant Corporation 2004 MIP Long Term Incentive Plan (incorporated by reference to Exhibit 10.66 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005).

10.56	Pliant Corporation 2004 Restricted Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Pliant Corporation’s Current Report on Form 8-K filed on September 30, 2004).
10.57

Pliant Corporation 2004 Restricted Stock Incentive Plan Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.68 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005).

10.58

Fourth Amendment to the Pliant Corporation Defined Benefit Pension Plan (incorporated by reference to Exhibit 10.69 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005).

10.59

Buy Out Agreement, dated January 5, 2005, among Pliant Corporation, Pliant Investment, Inc. and Supreme Plastics Group PLC (incorporated by reference to Exhibit 10.70 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005).

10.60

Assignment of Limited Liability Company Interests, dated January 5, 2005, between Pliant Investment, Inc. and Supreme Plastics Group PLC (incorporated by reference to Exhibit 10.71 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005).

10.61

Agreement for Purchase and Sale of Assets, dated July 12, 2004, among Pliant Corporation, Pliant Solutions Corporation and Kittrich Corporation (incorporated by reference to Exhibit 10.1 to Pliant Corporation’s Current Report on Form 8-K filed on October 6, 2004).

10.62

Management Incentive Compensation Plan, effective as of January 1, 2005, between Pliant Corporation and certain eligible officers (incorporated by reference to Exhibit 10.1 to Pliant Corporation’s Current Report on Form 8-K filed on June 9, 2005).

10.63

Severance and Release Agreement, effective as of March 18, 2005, between Pliant Corporation and Lori Roberts (incorporated by reference to Exhibit 10.64 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005).

10.64

Employment Agreement, dated June 10, 2005, between Pliant Corporation and R. David Corey (incorporated by reference to Exhibit 10.6 to Pliant Corporation’s Current Report on Form 8-K filed by on June 9, 2005).

10.65

Form of Support Agreement among the Company, Flexible Films, LLC, Flexible Films II, LLC, Southwest Industrial Films, LLC, Southwest Industrial Films II, LLC and certain holders of the Company’s 13% Senior Subordinated Notes (incorporated by reference to Exhibit 10.1 to Pliant Corporation’s Current Report on Form 8-K filed on December 29, 2005).

10.66

Senior Secured, Super Priority, Priming Debtor-in-Possession Credit Agreement, dated as of January 4, 2006, among the Debtors, as borrowers, General Electric Capital Corporation, as administrative agent, collateral agent and lender, Morgan Stanley Senior Funding, Inc., as syndication agent and lender, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to Pliant Corporation’s Current Report on Form 8-K filed on January 6, 2006).

10.67

Domestic Security Agreement, dated as of January 4, 2006, among the Company, the Domestic Subsidiary Borrowers, the other Subsidiary Loan Parties (other than the Canadian Guarantors (but including Pliant Packaging of Canada, LLC) and any other Loan Party that is a Foreign Subsidiary) and General Electric Capital Corporation (incorporated by reference to Exhibit 10.2 to Pliant Corporation’s Current Report on Form 8-K filed on January 6, 2006).

10.68

Canadian Security Agreement, dated as of January 4, 2006, among the Company, Uniplast Holdings Co., Pliant Corporation of Canada Ltd., Pliant Packaging of Canada, LLC, Pliant Solutions Corporation and General Electric Capital Corporation (incorporated by reference to Exhibit 10.3 to Pliant Corporation’s Current Report on Form 8-K filed on January 6, 2006).

10.69

Domestic Pledge Agreement, dated as of January 4, 2006, among the Company, the Domestic Subsidiary Borrowers, the other Subsidiary Loan Parties (other than the Canadian Guarantors (but including Pliant Packaging of Canada, LLC) and any other Loan Party that is a Foreign Subsidiary) and General Electric Capital Corporation (incorporated by reference to Exhibit 10.4 to Pliant Corporation’s Current Report on Form 8-K filed on January 6, 2006).

10.70

Canadian Pledge Agreement, dated as of January 4, 2006, among Uniplast Holdings Co., Pliant Corporation of Canada Ltd. and General Electric Capital Corporation (incorporated by reference to Exhibit 10.5 to Pliant Corporation’s Current Report on Form 8-K filed on January 6, 2006).

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

*                    Filed with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2006.

PLIANT CORPORATION
By	/s/ HAROLD C. BEVIS
Harold C. Bevis, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2006 by the following persons on behalf of the Registrant and in the capacities indicated.

By	/s/ HAROLD C. BEVIS
Harold C. Bevis, Chief Executive Officer and Director (Principal Executive Officer)
By	/s/ JOSEPH J. KWEDERIS
Joseph J. Kwederis Chief Financial Officer (Principal Financial and Accounting Officer)
By	/s/ JOHN D. BOWLIN
John D. Bowlin, Director
By	/s/ EDWARD A. LAPEKAS
Edward A. Lapekas, Director
By	/s/ ALBERT MACMILLAN
Albert MacMillan, Director
By	/s/ JEFFREY C. WALKER
Jeffrey C. Walker, Director
By	/s/ TIMOTHY J. WALSH
Timothy J. Walsh, Director
By	/s/ STEPHEN V. MCKENNA
Stephen V. McKenna, Director

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

We have audited the accompanying consolidated balance sheets of Pliant Corporation and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, cash flows and changes in stockholders’ deficit for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pliant Corporation and Subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that Pliant Corporation and Subsidiaries will continue as a going concern. As more fully described in Note 22 to the consolidated financial statements, on January 3, 2006, Pliant Corporation and its subsidiaries in the U.S. and Canada filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. In addition, Pliant Corporation’s subsidiaries with operations in Canada received recognition of their Chapter 11 Cases under the Canada’s Companies’ Creditors Arrangement Act. Uncertainties inherent in the bankruptcy process raise substantial doubt about Pliant Corporation’s ability to continue as a going concern. Management’s intentions with respect to these matters are also described in Note 22. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the financial statements, effective January 1, 2004, the Company changed its method of accounting for certain financial instruments to conform with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

Chicago, Illinois
March 23, 2006

PLIANT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2005 and 2004 (Dollars in Thousands, Except per Share Data)

	2005	2004
ASSETS
CURRENT ASSETS :
Cash and cash equivalents	$12,802	$5,580
Receivables:
Trade accounts, net of allowances of $5,672 and $4,489, respectively	133,278	117,087
Other	4,416	8,308
Inventories	106,826	94,300
Prepaid expenses and other	7,222	4,032
Income taxes receivable	1,074	361
Deferred income taxes	11,424	11,961
Total current assets	277,032	241,629
PLANT AND EQUIPMENT, net	294,993	297,145
GOODWILL	182,245	182,237
OTHER INTANGIBLE ASSETS, net	14,719	17,076
OTHER ASSETS	51,916	39,005
Total assets	$820,905	$777,092
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt and debt in default	$973,244	$1,994
Trade accounts payable	52,000	96,282
Accrued liabilities:
Interest payable	34,359	12,985
Customer rebates	9,538	8,391
Other	41,307	43,462
Total current liabilities	1,110,448	163,114
LONG-TERM DEBT, net of current portion	8,451	840,354
OTHER LIABILITIES	34,677	26,454
DEFERRED INCOME TAXES	31,575	31,433
SHARES SUBJECT TO MANDATORY REDEMPTION	270,689	229,910
Total liabilities	1,455,840	1,291,265
MINORITY INTEREST	—	33
REDEEMABLE PREFERRED STOCK:
Series B—720 shares authorized, no par value, 628 and 720 shares outstanding at December 31, 2005 and December 31, 2004	102	117
REDEEMABLE COMMON STOCK—no par value; 60,000 shares authorized; 10,873 shares outstanding as of December 31, 2005 and December 31, 2004, net of related stockholders’ notes receivable of $1,827 at December 31, 2005 and December 31, 2004	6,645	6,645
STOCKHOLDERS’ DEFICIT:
Common stock—no par value; 10,000,000 shares authorized, 542,638 shares outstanding as of December 31, 2005 and December 31, 2004	103,376	103,376
Warrants to purchase common stock	39,133	39,133
Accumulated deficit	(763,940)	(650,974)
Stockholders’ notes receivable	(660)	(660)
Accumulated other comprehensive loss	(19,591)	(11,843)
Total stockholders’ deficit	(641,682)	(520,968)
Total liabilities and stockholders’ deficit	$820,905	$777,092

See notes to consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2005, 2004 and 2003 (Dollars in Thousands)

	2005	2004	2003
NET SALES	$1,072,840	$968,680	$894,479
COST OF SALES	939,709	826,819	758,145
Gross profit	133,131	141,861	136,334
OPERATING EXPENSES:
Selling, general and administrative	77,051	81,058	77,976
Research and development	8,705	6,489	7,289
Impairment of goodwill and intangible assets	—	—	18,255
Impairment of fixed assets	—	359	4,844
Restructuring and other costs	2,436	2,108	12,607
Financial restructuring	3,802	—	—
Provision for litigation	—	—	7,200
Total operating expenses	91,994	90,014	128,171
OPERATING INCOME	41,137	51,847	8,163
INTEREST EXPENSE—Current and Long Term debt	(114,294)	(110,353)	(96,404)
INTEREST EXPENSE—Dividends and accretion on Redeemable Preferred Stock	(40,778)	(35,325)	—
OTHER INCOME (EXPENSE), net	4,082	(737)	472
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(109,853)	(94,568)	(87,769)
INCOME TAX EXPENSE (BENEFIT):
Current	1,112	1,794	3,682
Deferred	905	(205)	1,508
Total income tax expense (benefit)	2,017	1,589	5,190
LOSS FROM CONTINUING OPERATIONS	(111,870)	(96,157)	(92,959)
DISCONTINUED OPERATIONS
Loss from discontinued operations	(1,096)	(7,395)	(21,343)
Loss on sale of discontinued operations	—	(10,370)	—
LOSS FROM DISCONTINUED OPERATIONS	(1,096)	(17,765)	(21,343)
NET LOSS	$(112,966)	$(113,922)	$(114,302)

See notes to consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the Years Ended December 31, 2005, 2004 and 2003 (In Thousands)

		Class A		Class B				Warrants to Purchase		Stockholders’	Accumulated Other
		Common Stock		Common Stock		Common Stock		Common	Accumulated	Notes	Comprehensive
	Total	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Deficit	Receivable	Income/(Loss)
Balance, December 31, 2002	$ (270,872)	—	—	—	—	543	$ 103,376	$ 38,676	$ (394,420)	$ (660)	$ (17,844)
Comprehensive loss:
Net loss	(114,302)								(114,302)
Minimum pension liability adjustment, net of taxes	(527)										(527)
Fair value change in interest rate derivatives classified as cash flow hedges, net of taxes	3,177										3,177
Foreign currency translation adjustment	3,273										3,273
Comprehensive loss	(108,379)
Issuance of warrants	457							457
Preferred stock dividend and accretion	(28,330)								(28,330)
Balance, December 31, 2003	$ (407,124)	—	—	—	—	543	$ 103,376	$ 39,133	$ (537,052)	$ (660)	$ (11,921)
Comprehensive loss:
Net loss	(113,922)								(113,922)
Minimum pension liability adjustment, net of taxes	(3,888)										(3,888)
Fair value change in interest rate derivatives classified as cash flow hedges, net of taxes	2,220										2,220
Foreign currency translation adjustment	1,746										1,746
Comprehensive loss	(113,844)
Balance, December 31, 2004	$ (520,968)	—	—	—	—	543	$ 103,376	$ 39,133	$ (650,974)	$ (660)	$ (11,843)
Comprehensive loss:
Net loss	(112,966)								(112,966)
Minimum pension liability adjustment, net of taxes	(5,861)										(5,861)
Foreign currency translation adjustment	(1,887)										(1,887)
Comprehensive loss	(120,714)
Balance, December 31, 2005	$ (641,682)	—	—	—	—	543	$ 103,376	$ 39,133	$ (763,940)	$ (660)	$ (19,591)

See notes to consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005, 2004 and 2003 (Dollars in Thousands)

	2005	2004	2003
Cash flows from operating activities:
Net loss	$(112,966)	$(113,922)	$(114,302)
Adjustments to reconcile net loss to net cash provided by (used in) continuing operating activities:
Depreciation and amortization	40,538	41,051	46,896
Impairment of fixed assets	—	359	4,844
Amortization and write-off of deferred financing costs and accretion of debt discount	34,922	35,072	9,862
Deferred dividends and accretion on preferred shares	40,778	35,325	—
Deferred income taxes	905	(205)	1,508
Provision for losses on accounts receivable	2,608	1,600	1,667
Loss from discontinued operations	1,096	13,770	21,343
Write down of impaired assets of discontinued operations	—	3,995	—
Non-cash plant closing costs	—	1,443	3,260
Write down of impaired goodwill and intangibles	—	—	18,255
(Gain) or loss on disposal of assets	(4,452)	546	1,452
Curtailment gain	—	1,562	—
Minority Interest	(33)	(258)	99
Changes in operating assets and liabilities:
Trade accounts receivable	(19,391)	(22,110)	1,307
Other receivables	3,658	3,957	2,656
Inventories	(12,406)	(9,059)	4,297
Prepaid expenses and other	(3,173)	(202)	191
Intangible assets and other assets	(5,683)	2,443	(1,089)
Trade accounts payable	(44,776)	6,408	(23,316)
Accrued liabilities	19,993	1,137	4,715
Income taxes payable/receivable	(1,376)	1,258	932
Other liabilities	2,688	(5,614)	1,203
Net cash used in continuing operating activities	(57,070)	(1,444)	(14,220)
Cash flows from continuing investing activities:
Capital expenditures for plant and equipment	(33,502)	(24,090)	(17,039)
Proceeds from sale of assets	5,190	6,450	—
Net cash used in continuing investing activities	(28,312)	(17,640)	(17,039)
Cash flows from continuing financing activities:
Payment of capitalized loan fees	(12,130)	(9,864)	(10,801)
Net proceeds (net of repurchases) from issuance of common stock, preferred stock and warrants	(12)	117	9,532
Proceeds from issuance of senior discount notes and subordinated debt	—	225,299	250,000
Borrowings under revolver	106,924	24,000	49,776
Repayments of term debt and revolver due to refinancing	—	(214,085)	(252,500)
Payments of capital lease obligations	(2,048)	—	—
Net cash provided by continuing financing activities	92,734	25,467	46,007
Discontinued Operations (Revised—see Note 1):
Cash used in operations	(195)	(4,495)	(12,424)
Cash used in investing activities—capital expenditures	—	(348)	(2,337)
Total cash used in discontinued operations	(195)	(4,843)	(14,761)
Effect of exchange rate changes on cash and cash equivalents	$65	$733	$1,686
Net increase (decrease) in cash and cash equivalents	7,222	2,272	1,673
Cash and cash equivalents, beginning of the year	5,580	3,308	1,635
Cash and cash equivalents, end of the year	$12,802	$5,580	$3,308
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$60,890	$80,411	$76,341
Income taxes	$2,507	$1,647	$2,629

See notes to consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                   Summary of Significant Accounting Policies

Nature of operations   Pliant Corporation and its subsidiaries (collectively “Pliant”) produce polymer-based (plastic), value-added films for flexible packaging, personal care, medical, agricultural and industrial applications. Our manufacturing facilities are located in the United States, Canada, Mexico, Germany and Australia.

Principles of Consolidation   The consolidated financial statements include the accounts of Pliant Corporation and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Bankruptcy Filing   On January 3, 2006, Pliant Corporation and ten subsidiaries (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking relief under the provisions of chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) (the “Chapter 11 Cases”). The Chapter 11 Cases are being jointly administered under the caption “In re: Pliant Corporation, et al., Case No. 06-10001”. Three of our subsidiaries with Canadian operations commenced ancillary proceedings in a Canadian court to recognize the Chapter 11 proceedings as “foreign proceedings” pursuant to Canada’s Companies’ Creditors Arrangement Act (“CCAA”). The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. Pliant’s subsidiaries in Australia, Germany and Mexico were not included in the filings and will continue their business operations without supervision from the Bankruptcy Court and will not be subject to the chapter 11 requirements of the Bankruptcy Code. (See Note 22 Subsequent Events, for details on the chapter 11 cases.)

American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), which is applicable to companies in chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the quarter ending March 31, 2006. The balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided by reorganization items must be disclosed separately in the statement of cash flows. Pliant adopted SOP 90-7 effective on January 3, 2006 and will segregate those items as outlined above for all reporting periods subsequent to such date.

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

Accounts Receivable   Accounts receivable consist primarily of amounts due to us from our normal business activities. Accounts receivable amounts are determined to be past due when the amount is overdue based on contractual terms. We maintain an allowance for doubtful accounts to reflect the expected uncollectibility of accounts receivable based on past collection history and specific risks identified among uncollected amounts. Accounts receivable are charged off against the allowance for doubtful accounts when we have determined that the receivable will not be collected. Collateral is generally not required for accounts receivable. Two customers represented approximately 14% of consolidated receivables at December 31, 2005 and one customer represented approximately 6% of consolidated receivables at December 31, 2004.

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

Goodwill and Other Intangible Assets   Goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to an annual impairment test based on the fair value of the assets. Amortization of other intangible assets is computed using the straight-line method over the estimated economic useful lives of 5-15 years. (See Note 6)

Impairment of Long-Lived Assets   When events or conditions indicate a potential impairment, we evaluate the carrying value of long-lived assets, including amortizable intangible assets, based upon current and expected undiscounted cash flows, and recognize an impairment when the estimated undiscounted cash flows are less than the carrying value of the asset. Measurement of the amount of impairment, if any, is based upon the difference between the asset’s carrying value and fair value.

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

Income Taxes   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. The Company, like other multi-national companies, is regularly audited by federal, state and foreign tax authorities, and tax assessments may arise several years after tax returns have been filed. Accordingly, tax reserves have been recorded when, in management’s judgment, it is not probable that the Company’s tax position will ultimately be sustained. While predicting the outcome of the audits involves uncertainty and requires estimates and informed judgments, we believe that the recorded tax liabilities are adequate and appropriate. The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to or further interpretation of regulations. Income tax expense is adjusted in the period in which these events occur or when the statute of limitations for a specific exposure item has expired.

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

Accounting For Stock-Based Compensation Plans   We apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock-based compensation plans as they relate to employees and directors. Had compensation cost for all the outstanding options been determined in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” our net loss for the years ended December 31, 2005, 2004 and 2003 would have been the following pro forma amounts (in thousands):

	2005	2004	2003
As reported	$(112,966)	$(113,922)	$(114,302)
Pro forma stock compensation expense	(47)	(289)	(1,077)
Pro forma	$(113,013)	$(114,211)	$(115,379)

The fair market value of each option is estimated on the date of grant using the Black-Scholes option valuation model based on the following assumptions for 2005, 2004 and 2003 grants, respectively: risk free rate of return of 4.0% in 2005, 2004, and 2003; expected life of 4 years to 9 years; dividend yield of 0%; and volatility of 40%, The weighted average fair value of the options as determined by the minimum value option-pricing model was $146 per share for 2005 and 2004 and $103 per share for 2003.

Employees   As of December 31, 2005, we had approximately 2,940 employees, of which approximately 830 employees were subject to a total of 8 collective bargaining agreements that expire on various dates between, January 28, 2006 and February 28, 2009. The collective bargaining agreement covering our Mexico union facility expired January 28, 2006. The new bargaining agreement was agreed between the two parties on March 2, 2006. As of December 31, 2005, we had approximately 211 employees under a collective bargaining agreement in South Deerfield, which expires in October 2006.

Reclassifications   Certain reclassifications have been made to the consolidated financial statements for comparative purposes. In 2005, the Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.

Accounting Change   The Company adopted Statement of Financial Accounting Standard No. 150 (“SFAS 150”), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, effective January 1, 2004. As a result, our Series A redeemable preferred stock, which has an unconditional mandatory redemption feature, was recorded as a liability on the date of adoption at fair market value. Fair market value was determined using the value of the securities on the date of issuance plus accretion of discount from the date of issuance through December 31, 2003 and the cumulative unpaid dividends from the date of issuance through December 31, 2003. In addition, effective January 1, 2004, the dividends and accretion on the preferred shares are included as a part of interest expense in the statement of operations.

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

	December 31, 2005	December 31, 2004
Redeemable Preferred Shares 167,000 shares authorized, 140,973 shares outstanding as of December 31, 2005 and December 31, 2004, designated as Series A, no par value with a redemption value of $1,000 per share plus accumulated dividends	$264,327	$223,548
18,200 Redeemable Common Shares that have been put for redemption by a shareholder, net of a shareholder note of $2,431	6,362	6,362
Total shares subject to mandatory redemption	$270,689	$229,910

The maximum cash settlement at the redemption date of June 1, 2011 (assuming no cash dividends are paid through the redemption date) is $680.6 million for the redeemable preferred shares and $6.4 million (net of the note receivable of $2.4 million) for the redeemable common shares that have been put for redemption by the shareholder.

New Accounting Pronouncements   In December 2004, the FASB issued SFAS 123(R) (revised December 2004), “Share-Based Payment”, which is a revision of SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” This statement requires that the fair value at the grant date resulting from all share-based payment transactions be recognized in the financial statements. Further, SFAS 123(R) requires entities to apply a fair-value based measurement method in accounting for these transactions. This value is recorded over the vesting period. This statement is effective for the first interim reporting period beginning after December 15, 2005. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on the level of share based payments in the future. However, had the Company adopted SFAS 123(R) in prior periods, the impact of the standard would have been approximately the impact described in the disclosure of pro forma loss in Note 1 to the consolidated financial statements.

2.                 Inventories

Inventories consisted of the following at December 31 (in dollars in thousands):

	2005	2004
Finished goods	$46,179	$47,259
Raw materials and other	50,560	37,595
Work-in-process	10,087	9,446
Total	$106,826	$94,300

3.                 Restructuring and Other Costs

Restructuring and other costs include plant closing costs (including costs related to relocation of manufacturing equipment), charges for impairment of fixed assets related to plant closures, office closing costs and other costs related to workforce reductions. The following table summarizes restructuring and other costs for the three years ended December 31 (in dollars in thousands):

	2005	2004	2003
Plant Closing Costs:
Severance	$415	$206	$263
Relocation of production lines	—	36	1,452
Leases	1,869	—	1,903
Other plant closing costs	363	437	4,130
Office closing and workforce reduction costs
Severance	(84)	—	660
Leases	—	—	1,357
Other office closure costs	(127)	—	188
Total Plant/Office	2,436	679	9,953
Fixed asset impairments related to plant closures	—	1,429	2,654
Total Restructuring and other costs	$2,436	$2,108	$12,607

Restructuring and other costs for the year ended December 31, 2005 included $1.9 million in lease termination costs associated with our Shelbyville, Indiana facility, $0.3 million in severance costs associated with the sale of our Alliant business and $0.2 million in severance and other current costs associated with our 2004 plant shutdown in Harrisville, Rhode Island.

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

The following table summarizes the roll-forward of the reserve from December 31, 2004 to December 31, 2005 (dollars in thousands):

Accruals for the Year Ended December 31, 2005
12/31/2004						Other			12/31/05
#				Relocated		Plant			#
Employees	Accrual	Additional		Production		Closure		Payments /	Employees	Accrual
Terminated	Balance	Employees	Severance	Lines	Leases	Costs	Total	Charges	Terminated	Balance
Plant Closing Costs:
Merced	54	$1,000	—	$—	$—	$—	$—	$—	$—	54	$1,000
Rhode Island	49	14	—	139	—	—	120	259	(268)	49	5
Shelbyville	8	1,087	—	—	—	1,869	243	2,112	(1,456)	8	1,743
Leases	—	1,614	—	—	—	—	—	—	(512)	—	1,102
Alliant	—	—	19	276	—	—	—	276	(274)	19	2
	111	$3,715	19	$415	$—	$1,869	$363	$2,647	$(2,510)	130	$3,852
Office Closing and Workforce Reduction Costs:
Leases	—	$610	—	$—	$—	$—	$—	$—	$(326)	—	$284
Severance	114	84	—	(84)	—	—	—	(84)	—	114	—
Singapore	—	127	—	—	—	—	(127)	(127)	—	—	—
	114	$821	—	$(84)	$—	$—	$(127)	$(211)	$(326)	114	$284
TOTAL	225	$4,536	19	$331	$—	$1,869	$236	$2,436	$(2,836)	244	$4,136

The following table summarizes the roll-forward of the reserve from December 31, 2003 to December 31, 2004 (dollars in thousands):

Accruals for the Year Ended December 31, 2004
12/31/2003						Other			12/31/04
#				Relocated		Plant			#
Employees	Accrual	Additional		Production		Closure		Payments /	Employees	Accrual
Terminated	Balance	Employees	Severance	Lines	Leases	Costs	Total	Charges	Terminated	Balance

Plant Closing Costs:
Merced	54	$1,235	—	$—	$—	$—	$—	$—	$(235)	54	$1,000
Rhode Island	—	—	49	206	36	—	437	679	(665)	49	14
Shelbyville	8	1,606	—	—	—	—	—	—	(519)	8	1,087
Leases	—	2,004	—	—	—	—	—	—	(390)	—	1,614
	62	$4,845	49	$206	$36	$—	$437	$679	$(1,809)	111	$3,715
Office Closing and Workforce Reduction Costs:
Leases	—	$1,129	—	$—	$—	$—	$—	$—	$(519)	—	$610
Severance	114	237	—	—	—	—	—	—	(153)	114	84
Singapore	—	152	—	—	—	—	—	—	(25)	—	127
	114	$1,518	—	$—	$—	$—	$—	$—	$(697)	114	$821
Subtotal Plant/Office	176	$6,363	49	$206	$36	$—	$437	$679	$(2,506)	225	$4,536
Fixed Asset Impairments related to Plant Closures:
Rhode Island	—	—	—	—	—	—	1,429	$1,429	—	—	—
TOTAL	176	$6,363	49	$206	$36	$—	$1,866	$2,108	$(2,506)	225	$4,536

Plant Closing Costs:

2005—During 2005, we accrued $1.9 million for the net costs to terminate the remaining equipment lease agreements associated with our Shelbyville, Indiana facility, incurred $0.2 million of security, severance and other plant closure costs associated with our Harrisville, Rhode Island facility and incurred $0.3 million in severance costs associated with the sale of our Alliant business in the second quarter. The Shelbyville, Indiana and Alliant related restructuring costs are attributable to our Specialty Products Group and the Harrisville, Rhode Island costs are attributable to our Engineered Films segment.

2004—During the third quarter of 2004, we closed our Harrisville, Rhode Island facility and moved its production to more modern and efficient facilities. This restructuring plan resulted in a workforce reduction of 49 positions, all of which were effective by December 31, 2004. All restructuring plan costs are attributable to our Engineered Films segment and are anticipated to total $2.7 million, consisting primarily of fixed asset impairment charges of $1.4 million, equipment relocation costs of $0.4 million, severance and other personnel related costs of $0.3 million and other costs of $0.6 million.

2003—During 2003, we accrued the present value of future lease payments on three buildings we no longer occupied in an amount equal to $3.3 million. As of December 31, 2005 $1.4 million of these accruals are remaining.

2002—In September 2002, we approved a plan to close our production facility in Merced, California and relocate its production lines to our plants in Toronto, Canada and Danville, Kentucky. The cost of relocating the production lines are expensed to plant closing costs as incurred. The Merced closure was completed in the first quarter of 2003. As of December 31, 2005, the $1.0 million remaining reserves for Merced relate to environmental cleanup.

Office Closings and Workforce Reduction Costs

During the year ended December 31, 2002, 111 employees were terminated, resulting in an estimated annual cost saving, including benefits, of $10.1 million. Total severance cost, including benefits, for these terminations was $6.9 million. As of December 31, 2002, all of the expected employee terminations had been completed in connection with the workforce reduction, closure of the Salt Lake City and the closure of the Dallas offices. No accruals remain at December 31, 2005. The accruals remaining at December 31, 2004 and 2003 were $0.1 million and $0.2 million, respectively.

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

5.   Plant and Equipment

The cost and the related accumulated depreciation at December 31 is as follows (in thousands):

	2005	2004
Land and improvements	$7,470	$7,729
Buildings and improvements	73,134	68,338
Machinery and equipment	447,410	414,695
Computer equipment and software	36,424	36,066
Furniture, fixtures and vehicles	5,878	6,369
Leasehold improvements	5,226	4,906
Construction in progress	6,754	5,586
	582,296	543,689
Less accumulated depreciation and amortization	(287,303)	(246,544)
Plant and equipment, net	$294,993	$297,145

The depreciation expense for the years ended December 2005, 2004 and 2003 was $38.0 million, $38.1 million and $43.7 million, respectively.

During the year ended December 31, 2004, we recorded impairment changes of $0.4 million to scrap fixed assets in our Engineered Films and Industrial Films segments.

6.   Goodwill and Intangible Assets

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”. SFAS No. 142, which was effective for fiscal years beginning after December 15, 2001, requires that ratable amortization of goodwill be replaced with periodic tests of goodwill impairment and that intangible assets, other than goodwill, which have determinable useful lives, be amortized over their useful lives. As required by SFAS 142, the Company stopped amortizing goodwill effective January 1, 2002. The Company has evaluated goodwill for impairment under SFAS 142 guidelines. The Company’s annual impairment test is conducted on October 1 of each year based on a methodology including prices of comparable businesses and discounted cash flows. Based on the 2004 and 2005 annual impairment tests, no impairments were recorded. Based upon the 2003 annual impairment test, the Company determined that goodwill was impaired in various international operations in the Specialty Products Group, Industrial Films and Engineered Films segment, and a total of $18.2 million goodwill was written down. These impairments were a result of lower sales volumes and margins from these units.

We have four operating segments, all of which have goodwill. Our operating segments are consistent with our reporting units as defined in SFAS 142. Operating segments are components of our business for which separate financial information is available that is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing performance. Goodwill is allocated to the segments based on fair value. The changes in the carrying value of goodwill for the year ended December 31, 2004 and 2005 were as follows (in thousands):

	Specialty Products Group	Industrial Films	Engineered Films	Performance Films	Corporate/ Other	Total
Balance as of December 31, 2003	$131,579	$2,367	$33,220	$14,996	$—	$182,162
Foreign exchange rate adjustment	—	75	—	—	—	75
Goodwill impaired	—	—	—	—	—	—
Balance as of December 31, 2004	$131,579	$2,442	$33,220	$14,996	$—	$182,237
Foreign exchange rate adjustment	—	8	—	—	—	8
Balance as of December 31, 2005	$131,579	$2,450	$33,220	$14,996	$—	$182,245

Other intangible assets, are as follows as of December 31 (in thousands):

	2005		2004
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Other intangible assets:
Customer lists	$23,162	$(9,690)	$22,965	$(8,587)
Other	22,694	(21,447)	22,741	(20,043)
Total	$45,856	$(31,137)	$45,706	$(28,630)

The weighted average remaining amortization periods for customer lists is 7.1 and 8.1 years for 2005 and 2004, respectively. The weighted average remaining amortization periods for other intangibles is 1.7 and 2.6 years for 2005 and 2004, respectively.

The estimated amortization for each of the next five years on the other intangible assets included above is as follows (in thousands):

Year Ending December 31
2006	$2,405
2007	2,237
2008	1,376
2009	960
2010	960

Amortization expense for other intangible assets was approximately $2.5 million, $2.5 million, and $3.2 million, for the years ended December 31, 2005, 2004 and 2003, respectively.

7.   Long-Term Debt

Long-term debt as of December 31, consists of the following (in thousands):

	2005	2004
Credit Facilities:
Revolver, variable interest, 9.29% and 6.75% as of December 31, 2005 and 2004, respectively	$130,924	$24,000
Senior secured discount notes at 11 1/8%, net of unamortized issue discount of $767 and $58,359 respectively	7,033	247,641
Senior secured notes, interest at 11 1/8%	250,000	250,000
Senior secured notes, interest at 11 5/8%	269,755	—
Senior subordinated notes, interest at 13.0% (net of unamortized issue discount, premium and discount related to warrants of $5,859 and $6,786 at 2005 and 2004, respectively)	314,137	313,214
Obligations under capital leases	9,846	6,778
Insurance financing, interest at 3.03% as of December 31, 2004	—	715
Total	981,695	842,348
Less current portion	(973,244)	(1,994)
Long-term portion	$8,451	$840,354

The scheduled maturities of long-term debt by year, as of December 31, 2005 are as follows (in thousands):

Year Ending December 31,
2006	$973,244
2007	1,081
2008	1,036
2009	2,336
2010	206
Thereafter	3,792
Total debt as of December 31, 2005	$981,695

Revolving Credit Facility

On February 17, 2004, we entered into a revolving credit facility providing up to $100 million (subject to a borrowing base). That revolving credit facility included a $15 million letter of credit subfacility, with letters of credit reducing availability.

This revolving credit facility was secured by a first priority security interest on substantially all inventory, receivables, deposit accounts, 100% of capital stock of, or other equity interests in existing and future domestic subsidiaries and foreign subsidiaries that are note guarantors, and 65% of the capital stock of, or other equity interests in existing and future first-tier foreign subsidiaries investment property and certain other assets of the Company and the note guarantors (the “Second Priority Collateral”), and a second priority security interest in our real property, fixtures, equipment, intellectual property and other assets (the “First Priority Collateral”).

On November 7, 2005, we amended this agreement, for the period from November 4, 2005 to November 21, 2005, to increase their aggregate maximum commitments to make loans and provide letters of credit from $100 million to $105 million and, for the period from September 30, 2005 to November 29, 2005, to waive the applicability of a fixed charge coverage ratio that could otherwise limit the aggregate maximum amount of availability for loans and letters of credit. The amendment and waiver also provides that the aggregate maximum amount of availability during the period commencing upon the effectiveness of the amendment and waiver and ending November 29, 2005 shall not exceed the borrowing base minus $15 million.

On November 21, 2005, the Company amended its revolving credit facility to provide up to $140 million of total availability (the “Amended and Restated Credit Agreement”), subject to the borrowing base described below. The Amended and Restated Credit Agreement includes a $25 million letter of credit sub-facility, with letters of credit reducing availability under the Amended and Restated Credit Agreement.

Subject to the primary security interest under the DIP Credit Facility described in Note 22, the Amended and Restated Credit Agreement is secured by a first priority security interest in substantially all our inventory, receivables and deposit accounts, 100% of the capital stock of, or other equity interests in, our existing and future domestic subsidiaries, 65% of the capital stock of, or other equity interests in existing and future first-tier foreign subsidiaries, investment property and certain other assets of the Company and its subsidiaries and a second-priority security interest in our real property, fixtures, equipment, intellectual property and other assets.

The Amended and Restated Credit Agreement will mature on May 21, 2007. The interest rates are (i) on $20 million outstanding under the Amended and Restated Credit Agreement, LIBOR plus 6.50% or Alternate Base Rate (either prime rate or .50% over the Federal Funds Rate, if higher) plus 5.25% and (ii) on additional amounts outstanding, LIBOR plus 2.75% or Alternate Base Rate plus 1.50%. The commitment fee for the unused portion of the Amended and Restated Credit Agreement is 0.50% per annum.

The borrowing base under the Amended and Restated Credit Agreement is based on specified percentages of our eligible accounts receivable, finished goods inventory and raw material inventory minus $10 million and other reserves. The Amended and Restated Credit Agreement requires us to comply with a monthly minimum fixed charge coverage ratio.

As of December 31, 2005, our borrowing base under the Amended and Restated Credit Agreement was approximately $131.2 million and we had, approximately $130.9 million of outstanding borrowings and approximately $0.3 million remaining available for borrowing under the Amended and Restated Credit Agreement.

On December 31, 2005, an Event of Default occurred under the Amended and Restated Credit Agreement as a result of our failure to make the interest payments due on December 1, 2005 under the Subordinated Notes described below.

Upon the bankruptcy filing and execution of the DIP Credit Facility described in Note 22, the commitments under the Amended and Restated Credit Agreement were terminated. The $130.9 of borrowings as of December 31, 2005 remain outstanding and are expected to be refinanced upon emergence from bankruptcy through an exit credit facility.

Issuance of 11 1/8% Senior Secured Discount Notes due 2009 (the “2004 Notes”)

On February 17, 2004 we completed the sale of $306 million ($225.3 million of proceeds) principal at maturity of 11 1/8% Senior Secured Discount Notes due 2009. The proceeds of this offering and the revolving credit facility (discussed above) were used to repay and terminate the credit facilities that existed at December 31, 2003.

The Senior Secured Discount Notes are secured (subject to the priority security interest under the DIP Credit Facility described in Note 22) by a first priority security interest in the First Priority Collateral and a second priority security interest in the Second Priority Collateral. The Senior Secured Discount Notes are guaranteed by our existing and future domestic restricted subsidiaries and certain foreign subsidiaries. On May 6, 2005 we completed a consent solicitation relating to our Senior Secured Discount Notes. Consents were delivered to amend $298.2 million aggregate principal amount at maturity of the Senior Secured Discount Notes. As a result, $7.8 million aggregate principal amount at maturity of Senior Secured Discount Notes remain outstanding.

Unless we elect to pay cash interest as described below, and except under certain limited circumstances, the notes will accrete from the date of issuance at the rate of 11 1/8% until December 15, 2006, compounded semiannually on each June 15 and December 15 commencing June 15, 2004, to an aggregate principal amount of $1,000 per note ($37.8 million in the aggregate assuming no redemption or other repayments). Commencing on December 15, 2006, interest on the notes will accrue at the rate of 11 1/8% per annum and will be payable in cash semiannually on June 15 and December 15, commencing on June 15, 2007.

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

The bankruptcy filing constituted an Event of Default under the 2004 Notes, which have been classified as current liabilities in the consolidated balance sheet, but the holders of the notes and the trustee under the indenture are prohibited from exercising remedies thereunder without prior approval by the bankruptcy court. Our proposed plan of reorganization provides for the 2004 Notes to be reinstated in accordance with their terms.

11 5/8% Senior Secured Notes due 2009 (the “Amended 2004 Notes”)

On April 8, 2005, Pliant Corporation commenced a consent solicitation relating to its 11 1/8% Senior Secured Discount Notes due 2009 seeking consents, among other things, to (i) eliminate the current requirement to pay cash interest on the notes beginning in 2007 and, in lieu thereof, pay non-cash interest in the form of additional notes through maturity; (ii) increase the interest rate of the notes for which consents are received; (iii) increase the redemption prices of the notes for which consents are received; and (iv) eliminate certain restrictive covenants as they apply to notes for which consents are not received. On May 6, 2005, Pliant consummated this solicitation as consents to the proposed amendments were delivered with respect to $298.2 million of the total $306.0 million aggregate principal amount at maturity of the 11 1/8% Senior Secured Notes due 2009, all of which were accepted by Pliant. As a result, $250.6 million principal amount of 11 5/8% Senior Secured Notes due 2009 were outstanding as of May 6, 2005. On

June 15, 2005, we issued an additional $3.1 principal amount of the 11 5/8% Senior Secured Notes due 2009 as payment in kind interest pursuant to the amended and restated indenture 11 5/8% Senior Secured Notes due 2009.

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

The 11 5/8% Senior Secured Notes due 2009 are secured (subject to the priority security interest in the DIP Credit Facility described in Note 22) on a first-priority basis by a security interest in our real property, fixtures, equipment, intellectual property and other assets other than the Second Priority Collateral (the “First-Priority Collateral”) and on a second-priority basis by a security interest in substantially all our inventory, receivables and deposit accounts, 100% of the capital stock of, or other equity interests in existing and future domestic subsidiaries and foreign subsidiaries that are note guarantors, 65% of the capital stock of, or other equity interests in existing and future first-tier foreign subsidiaries, investment property and certain other assets of the Company and the note guarantors (the “Second-Priority Collateral”).

The bankruptcy filing constituted an Event of Default under the Amended 2004 Notes, which have been classified as current liabilities in the consolidated balance sheet, but the holders of the notes and the trustee under the indenture are prohibited from exercising remedies thereunder without prior approval by the bankruptcy court. Our proposed plan of reorganization provides for the Amended 2004 Notes to be reinstated in accordance with their terms.

11 1/8% Senior Secured Notes due 2009 (the “2003 Notes”)

On May 30, 2003, we completed the sale of $250 million aggregate principal amount of our 11 1/8% Senior Secured Notes due 2009. The 11 1/8% Senior Secured Notes due 2009 mature on September 1, 2009, and interest is payable on March 1 and September 1 of each year. The net proceeds from the sale of the 11 1/8% Senior Secured Notes due 2009 were used to repay borrowings under our then existing credit facilities in accordance with an amendment to our existing credit facilities. The Senior Secured Notes due 2009 rank equally with our existing and future senior debt and rank senior to our existing and future subordinated indebtedness, including the 13% Senior Subordinated Notes due 2010. The 11 1/8% Senior Secured Notes due 2009 are secured, on a second-priority lien basis (subject to the priority security interest in the DIP Credit Facility described in Note 22) by a substantial portion of our assets. Due to this second-priority status, the 11 1/8% Senior Secured Notes due 2009 effectively rank junior to our obligations secured by a first-priority lien on the collateral securing the 11 1/8% Senior Secured Notes due 2009 to the extent of the value of such collateral. In addition, the 11 1/8% Senior Secured Notes due 2009 effectively rank junior to any of our obligations that are secured by a lien on assets that are not part of the collateral securing the 11 1/8% Senior Secured Notes due 2009, to the extent of the value of such assets. The 11 1/8% Senior Secured Notes due 2009 are guaranteed by some of our subsidiaries.

Prior to June 1, 2009, we may, on one or more occasions redeem up to a maximum of 35% of the original aggregate principal amount of the 11 1/8% Senior Secured Notes due 2009 with the net cash proceeds of one or more equity offerings by us at a redemption price equal to 111.125% of the principal amount thereof, plus accrued and unpaid interest. Otherwise, we may not redeem the 11 1/8% Senior Secured Notes due 2009 prior to June 1, 2007. On or after that date, we may redeem some or all of the 11 1/8% Senior Secured Notes due 2009 at the following redemption prices (expressed as a percentage of principal amount) plus accrued and unpaid interest: 105.563% if redeemed prior to June 1, 2008; 102.781% if redeemed prior to June 1, 2009; and 100% if redeemed on or after June 1, 2009.

The bankruptcy filing constituted an Event of Default under the 2003 Notes, which have been classified as current liabilities in the consolidated balance sheet, but the holders of the notes and the trustee under the indenture are prohibited from exercising remedies thereunder without prior approval by the bankruptcy court. Our proposed plan of reorganization provides for the 2003 Notes to be reinstated in accordance with their terms.

13% Senior Subordinated Notes due 2010 (the “2000/2002 Notes”)

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

On November 4, 2005, we entered into a First Supplemental Indenture with respect to each of the Indentures, dated May 31, 2000 and April 10, 2002, among Pliant Corporation, certain subsidiaries of Pliant Corporation and The Bank of New York, as trustee, governing Pliant Corporation’s 13% Senior Subordinated Notes. The Indentures were amended to increase the amount of indebtedness permitted to be incurred thereunder by $25 million, which additional indebtedness may be senior to the 13% Senior Subordinated Notes. On November 17, 2005, we further amended the Indentures to modify the anti-layering covenant and related definition of “senior indebtedness” and to increase the amount of senior indebtedness permitted to be incurred under the 2000 Indenture by an additional $20 million. Those amendments allowed us to enter into the Amended and Restated Credit Agreement, which designates a portion of the indebtedness incurred thereunder as junior in right of payment to the balance of such indebtedness, and permit us to utilize the maximum availability thereunder.

The Company did not make the $20.8 million interest payments that were due under the Subordinated Notes on December 1, 2005. As a result of the failure to make those interest payments by December 31, 2005, an Event of Default occurred under the Subordinated Notes on December 31, 2005. As a result, the Subordinated Notes have been classified as current liabilities in the consolidated balance sheet. The holders of the notes and the trustee under the indentures are prohibited from exercising remedies thereunder without prior approval by the bankruptcy court. Our proposed plan of reorganization provides for the 2000/2002 Notes to be exchanged for a combination of new debt, new preferred stock, new common stock and, in certain circumstances, cash.

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

As of December 31, 2005 and 2004, we had no outstanding interest rate derivatives. The fair value of our interest rate derivative agreements reported on our consolidated balance sheet at December 31, 2003 in other liabilities is approximately $3.6 million. The effective portion of the changes in fair value of these instruments is reported in other comprehensive income. As the hedged contract matures, the gain or loss is recorded as interest expense in the consolidated statement of operations. Any changes in fair value of the ineffective portion of the instruments is reported as interest expense in the consolidated statement of operations. The ineffective portion for the years ended December 31, 2003 was not material.

The change in accumulated derivative loss included as a part of accumulated other comprehensive loss as of December 31, 2005 is as follows (in thousands):

	2005	2004	2003
Beginning accumulated derivative loss, net of taxes	$—	$2,220	$5,397
Change associated with current period hedge transactions	—	—	(3,022)
Amount reclassified into earnings	—	(2,220)	(155)
Ending accumulated derivative loss, net of taxes	$—	$—	$2,220

Interest Expense

Interest expense—current and long-term debt in the statement of operations for 2005, 2004 and 2003 are as follows (in thousands):

	2005	2004	2003
Interest expense accrued, net	$109,038	$95,191	$78,299
Recurring amortization of financing fees	5,256	4,510	5,282
Write-off of previously capitalized financing fees	—	7,897	5,294
Change in fair value and cash payment of interest rate derivatives	—	2,755	7,529
TOTAL	$114,294	$110,353	96,404
Cash interest payments	$60,890	$80,411	$76,341

8.                 Leases

Capital Leases   We have acquired certain land, building, machinery and equipment under capital lease arrangements that expire at various dates through 2018. At December 31, the gross amounts of plant and equipment and related accumulated depreciation recorded under capital leases were as follows (in thousands):

	2005	2004
Land and building	$4,639	$247
Machinery and equipment	7,317	7,317
Total assets held under capital leases	11,956	7,564
Less: accumulated depreciation	(3,372)	(436)
	$8,584	$7,128

In December 2005, the Company recorded a capital lease of $4.3 million for the buildings at our Mexico facilities in our Specialty Products Group. In November 2004, the Company entered into a capital lease of $5.1 million for a production line in our Industrial segment. Amortization expense associated with capital leases is included in depreciation expense.

Operating Leases   We have non-cancelable operating leases, primarily for vehicles, equipment, warehouse, and office space that expire through 2014, as well as month-to-month leases. The total expense recorded under all operating lease agreements in the accompanying consolidated statements of operations is approximately $11 million, $11.2 million, and $12.6 million, for the years ended December 31, 2005, 2004 and 2003, respectively. Future minimum lease payments under operating leases and the present value of future minimum capital lease payments (with interest rates between 8.9% and 12.3%) as of December 31, 2005 are as follows (in thousands):

Year Ending December 31	Operating Leases	Capital Leases
2006	$8,929	$2,696
2007	7,131	2,099
2008	3,678	1,975
2009	3,483	3,168
2010	2,323	887
Thereafter	6,688	6,583
Total minimum lease payments	$32,232	$17,408
Amounts representing interest		(7,562)
Present value of net minimum capital lease payments		$9,846

9.                 Income Taxes

The components of income (loss) from continuing operations before income taxes for the years ended December 31 are as follows (in thousands):

	2005	2004	2003
United States	$(99,739)	$(82,859)	$(70,539)
Foreign	(10,114)	(11,709)	(17,230)
Total	$(109,853)	$(94,568)	$(87,769)

The following is a summary of domestic and foreign provisions for current and deferred income taxes and a reconciliation of the U.S. statutory income tax rate to the effective income tax rate.

The provisions (benefits) for income taxes for the years ended December 31, are as follows (in thousands):

	2005	2004	2003
Current:
Federal	$—	$—	$—
State	77	80	82
Foreign	1,035	1,714	3,600
Total current	1,112	1,794	3,682
Deferred:
Federal	(10)	(1,048)	216
State	(18)	(346)	169
Foreign	933	1,189	1,123
Total deferred	905	(205)	1,508
Total income tax expense	$2,017	$1,589	$5,190

The effective income tax rate reconciliations for the years ended December 31, are as follows (in thousands):

	2005	2004	2003
Income (loss) from continuing operations before income taxes	$(109,853)	$(94,568)	$(87,769)
Expected income tax provision (benefit) at U.S. statutory rate of 35%	(38,448)	(33,099)	(30,719)
Increase (decrease) resulting from:
Goodwill	—	3	3,075
Accrued dividends on preferred stock	14,272	12,364	—
State taxes	(2,307)	(1,597)	(2,304)
Change in valuation allowance	22,857	15,074	20,594
Foreign rate difference	3,983	4,277	9,755
Other, net	1,660	4,567	4,789
Total income tax expense	$2,017	$1,589	$5,190
Effective income tax rate	1.8%	1.7%	5.9%

Components of net deferred income tax assets and liabilities as of December 31, are as follows (in thousands):

	2005	2004
Deferred income tax assets:
Net operating loss carry forwards	$118,519	$100,267
AMT and foreign tax credit carry forwards	4,755	4,755
Accrued pension costs	12,289	6,132
Accrued employee benefits	8,550	7,664
Accrued plant closing costs	1,080	1,929
Allowance for doubtful trade accounts receivable	1,890	1,129
Inventory related costs	806	973
Other	1,858	2,852
	149,747	125,701
Valuation Allowance	(84,978)	(61,694)
Total deferred income tax assets	64,769	64,007
Deferred income tax liabilities:
Tax depreciation in excess of book depreciation	(70,857)	(71,090)
Amortization of intangibles	(7,692)	(7,329)
Other	(6,371)	(5,060)
Total deferred income tax liabilities	(84,920)	(83,479)
Net deferred income tax liability	$(20,151)	$(19,472)
As reported on consolidated balance sheets:
Net current deferred income tax asset	$11,424	$11,961
Net non-current deferred income tax liability	(31,575)	(31,433)
Net deferred income tax liability	$(20,151)	$(19,472)

The net operating loss carry forwards for federal tax purposes are approximately $303.9 million. These losses expire in 2020 through 2025. Due to uncertainty regarding realization, valuation allowances of approximately $79.0 million and $55.7 million in 2005 and 2004 respectively have been recorded to offset the deferred tax asset related to the net operating losses.

The foreign tax credit carry forwards for federal tax purposes are approximately $3.6 million expiring in 2010 through 2011. Due to uncertainty regarding realization, valuation allowances of approximately $3.6 million for 2005 and 2004 has been recorded to offset the deferred tax asset related to the foreign tax credits.

Undistributed earnings of foreign subsidiaries amounted to approximately $19.3 million as of December 31, 2005. Approximately $10.5 million is considered to be permanently invested and $8.9 million may be distributed in future years. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes, subject to an adjustment for foreign tax credits, and withholding taxes payable to foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with the calculation.

10.   Employee Benefit Plans

Defined Contribution Plan   We sponsor a salary deferral plan covering substantially all of our non-union domestic employees. Plan participants may elect to make voluntary contributions to this plan up to 15% of their compensation. We contribute up to 1% of the participants’ compensation based on our profits and also match employee contributions up to 2% of the participants’ compensation. We expensed approximately $2.2 million, $1.7 million and $2.0 million as our contribution to this plan for the years ended December 31, 2005, 2004 and 2003, respectively.

Defined Benefit Plans   We sponsor three noncontributory defined benefit pension plans (the “United States Plans”) covering domestic employees with 1,000 or more hours of service. We fund our plans in amounts to fulfill the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Contributions are intended to not only provide for benefits attributed to service to date but also for those expected to be earned in the future. In the second quarter of 2004, the Company redesigned its retirement programs which led to the curtailment and “freeze” of the pension plan for U.S. salaried employees effective June 30, 2004. As a result, a curtailment gain of $1.6 million was recognized as income in 2004. We also sponsor a defined benefit plan in Germany (the “Germany Plan”).

The consolidated accrued net pension expense for the years ended December 31, 2005, 2004 and 2003 includes the following components (in thousands):

	2005	2004	2003
United States Plans
Service cost-benefits earned during the period	$421	$2,583	$4,474
Interest cost on projected benefit obligation	4,837	4,970	5,157
Expected return on assets	(5,213)	(4,560)	(3,476)
Curtailment gain	—	(1,562)	—
Other	124	372	517
Total accrued pension expense	$169	$1,803	$6,672
Germany Plan
Service cost-benefits earned during the period	$127	$112	$98
Interest cost on projected benefit obligation	121	115	93
Total accrued pension expense	$248	$227	$191

Employer Contributions
2006 Expected to plan trusts	$5,420
Expected Benefit Payments
2006	$2,953
2007	3,039
2008	3,158
2009	3,325
2010	3,502
2011-2015	21,514

	2005	2004	2003
Weighted-Average Assumptions Used to Determine Net Cost
Discounted rate	6.00%	6.25%	6.75%
Expected return on plan assets	9.00%	9.00%	9.00%
Rate of compensation increase (non-union plans)	4.0%	4.0%	4.0%

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

Investment Strategy

Our investment portfolio contains a diversified blend of equity and debt securities. Furthermore, equity investments are diversified across domestic and international stocks as well as large and small capitalizations. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews. The target allocation of equity securities is 70 percent of the plan assets. The target allocation of debt securities is 30 percent of the plan assets. As of December 31, 2005, the actual allocation was 69 percent equity securities. and 31 percent fixed income.

Measurement date

Pliant Corporation uses a measurement date of December 31 for its pension plans. The following tables set forth the funded status of the United States Plans and the Germany Plan as of December 31, 2005, 2004, and 2003 and the amounts recognized in the consolidated balance sheets at those dates (in thousands):

	2005	2004	2003
United States Plans
Change in benefit obligation:
Obligation at January 1	$80,564	$87,369	$73,003
Service cost	421	2,583	4,474
Interest cost	4,837	4,970	5,157
Plan amendments	—	—	122
Curtailments	—	(14,875)	—
Actuarial (gain) loss	4,300	3,247	7,112
Benefits paid	(2,949)	(2,730)	(2,499)
Obligation at December 31	$87,173	$80,564	$87,369
Change in plan assets:
Fair value of assets at January 1	$58,373	$48,838	$37,071
Actual return on plan assets	3,262	5,004	7,146
Employer contributions	446	7,261	7,120
Benefit payments	(2,949)	(2,730)	(2,499)
Fair value of plan assets at December 31	$59,132	$58,373	$48,838
Underfunded status at December 31	$28,040	$22,191	$38,531
Unrecognized net actuarial gain (loss)	(12,685)	(6,506)	(15,762)
Unrecognized prior service cost	(736)	(789)	(2,415)
Accrued long-term pension liability included in other liabilities	$14,619	$14,896	$20,354

Amounts recognized in the balance sheet consist of (in thousands):

	2005	2004
Accrued benefit cost	$14,619	$14,896
Additional minimum liability in other liabilities	12,112	6,388
Intangible asset	(736)	(789)
Accumulated other comprehensive income	(11,376)	(5,599)
Accumulated pension liability	$14,619	$14,896

The projected benefit obligation, accumulated benefit obligation, and fair value of assets for the plans were as follows (in thousands):

	2005	2004
Projected benefit obligation	$87,173	$80,564
Accumulated benefit obligation	85,863	79,657
Fair value of Assets	59,132	58,373
Weighted-Average Assumptions as of December 31
Discount rate	5.75%	6.00%
Rate of Compensation increase	4.00%	4.00%

	2005	2004
Germany Plan
Change in benefit obligation:
Obligation at January 1	$2,315	$1,967
Service cost	127	112
Interest cost	121	115
Benefits paid	(33)	(34)
Change due to exchange rate	(123)	155
Obligation at December 31	$2,407	$2,315
Fair value of plan assets at December 31	None	None
Underfunded status at December 31	$2,407	$2,315
Unrecognized net actuarial gain (loss)	(61)	139
Accrued long-term pension liability included in other liabilities	$2,346	$2,454

Assumptions used for future compensation was 1.75% for 2005, 2004 and 2003. Discount rates were 4.5% for 2005, 5.25% for 2004 and 5.75% for 2003. The cash surrender value of life insurance policies for Germany Plan participants included in other assets in the consolidated balance sheets is approximately $1.1 million and $1.3 million as of December 31, 2005 and 2004.

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

Other Plans   As part of the acquisition of Blessings Corporation in 1998, we assumed two supplemental retirement plans covering certain former employees of Blessings Corporation. The liability for these plans included in other liabilities and at December 31, 2005 was approximately $1.8 million. The liability for these plans was included in other liabilities at December 31, 2004 was approximately $1.9 million. This liability was frozen at the time of the acquisition.

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

The separation agreement preserved the put option established by Mr. Durham’s employment agreement with respect to his shares. For purposes of this put option, the separation agreement provides that the price per share to be paid by us is $483.13 with respect to common stock, $483.13 less any exercise price with respect to warrants, and the liquidation preference with respect to preferred stock. On July 9, 2002, Mr. Durham exercised his put option with respect to 28,289 shares of common stock, 1,232 shares of preferred stock and warrants to purchase 1,250.48 shares of common stock. Mr. Durham’s put option is subject to any financing or other restrictive covenants to which we are subject at the time of the proposed repurchase. Restrictive covenants under our credit facilities limit the number of shares we can currently repurchase from Mr. Durham. On October 3, 2002, as permitted by the covenants contained in our credit facilities, we purchased 8,204 shares from Mr. Durham for a purchase price of $3,963,599 less the outstanding amount of the Additional Note, which was cancelled. In December 2002 we purchased an additional 1,885 shares of common stock from Mr. Durham for an aggregate purchase price of approximately $910,700. In the event we were required to repurchase Mr. Durham’s shares of common stock, preferred stock and warrants, our obligation to Mr. Durham would be approximately $10,623,097 as of December 31, 2005, excluding accrued preferred dividends and subject to any rights of setoff we may have.

As of December 31, 2005 and 2004, there were a total of 29,073 outstanding common shares subject to put options as described above, of which 12,765 shares were acquired by the employees for cash from 1997 through 1999. As a result of the put options, the carrying value of all shares subject to put options will be adjusted to fair value at each reporting period with a corresponding offset to shareholders’ equity for amounts related to the 12,765 shares and compensation expense for amounts related to the remaining shares until the notes receivable are paid in full.

Preferred Stock   We are authorized to issue up to 200,000 shares of preferred stock. As of December 31, 2005, 140,973 shares were issued and designated as Series A Cumulative Exchangeable Redeemable Preferred Stock (the “Preferred Stock”). This Preferred Stock has no voting rights. In connection with the Recapitalization, we sold 100,000 shares of Preferred Stock and detachable warrants to purchase 43,242 shares of common stock for net consideration of $98.5 million, net of issuance costs of $1.5 million. We allocated approximately $80.0 million to Preferred Stock and $18.5 million to the warrants based on the relative fair values of the instruments. In connection with the Uniplast acquisition we issued 30,983 shares of Preferred Stock (including 1,983 shares to employees) and detachable warrants to purchase shares of common stock for a consideration of $31.0 million, net of issue costs. We allocated $18.6 million to Preferred Stock, and $12.4 million to the warrants based on the relative fair values of the instruments. The common stock warrants have an exercise price of $0.01 per share and expire on May 31, 2011. In March 2003 we issued 10,000 shares of Preferred Stock and detachable warrants to purchase 43,962 shares of common stock. We allocated $9.5 million to Preferred Stock and $0.5 million to the warrants based on the relative fair values of the instrument. Direct issuance costs of $0.5 million were netted against the proceeds received.

Dividends on Preferred Stock accrued at an annual rate of 14% until September 30, 2005. Beginning October 1, 2005, the annual dividend rate increased to 16%.

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

As a result of the mandatory redemption features, as of December 31, 2005, the carrying value of the Preferred Stock is net of $24.6 million unamortized discount due to detachable warrants to purchase common stock. This unamortized discount is being accreted towards the $141.0 million redemption value at May 31, 2011. In addition, the preferred stock balance as of December 31, 2005 includes $148.0 million for accrued dividends.

On September 24, 2004, we adopted a 2004 Restricted Stock Incentive Plan, pursuant to which we sold to our President and Chief Executive Officer and selected additional officers of the Company, 704 shares of a total of 720 shares of a newly-created, non-voting Series B Redeemable Preferred Stock for a cash purchase price of $162 per share. These shares were issued in private transactions with officers of the Company and therefore were exempt from the registration requirements of the Securities Act of 1933. On December 22, 2004, the remaining 16 authorized shares were issued to an officer for a cash purchase price of $162 per share. During 2005, 92 shares were repurchased by the Company at their original issuance price of $162 per share. The Series B Preferred Stock will be automatically converted into common equity of the Company upon the consummation of an underwritten public offering registered under the Securities Act of shares of capital stock of the Company resulting in aggregate proceeds (net of underwriters discounts and commissions) to the Company of not less than $100 million. This Preferred Stock has no voting rights.

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

In August 2002, we adopted our 2002 Stock Incentive Plan. The 2002 plan authorizes grants of incentive stock options, nonqualified stock options and stock bonuses, as well as the sale of shares of common stock, to our employees, officers, directors and consultants of Pliant or any of its subsidiaries. A total of 4,793 shares are authorized for issuance under the 2002 plan. As of December 31, 2005, no options or shares had been granted or sold under the 2002 plan.

A summary of stock option activity under the 2000 plan is as follows:

	Option Share	Weighted Average Exercise Price
Outstanding at December 31, 2002	51,342	416.70
Granted	250	483.13
Exercised	—	—
Forfeited or cancelled	(6,580)	483.13
Outstanding at December 31, 2003	45,012	407.25
Granted	3,850	483.13
Exercised	—	—
Forfeited or cancelled	(17,394)	483.13
Outstanding at December 31, 2004	31,468	396.74
Granted	—	—
Exercised	—	—
Forfeited or cancelled	(4,282)	483.13
Outstanding at December 31, 2005	27,186	357.67
Exercisable at December 31, 2005	11,507	186.73

The weighted average remaining contractual life of the options is approximately four years at December 31, 2005. The options granted prior to January 1, 2001 pursuant to the 2000 plan, as amended, provide for vesting as follows: (1) one-sixth are “time-vested” options or shares, which vested on January 1, 2001, so long as the recipient was still our employee on such date, and (2) the remainder are “performance-vested” options or shares, which vest in increments upon the achievement of performance targets as follows: (a) vesting in full, if 100% or more of the applicable performance target is achieved as of the end of any calendar quarter during the option term and (b) partial vesting if more than 90% of the applicable performance target is achieved as of the end of any calendar quarter during the option term. Moreover, all performance-vested options or shares not previously vested in accordance with the preceding sentence will vest automatically in full on December 31, 2009 so long as the recipient is still our employee on such date. Options granted pursuant to the 2000 plan subsequent to January 1, 2001 vest similarly, except that all of the options are “performance-vested” options, which vest in increments upon the achievement of performance targets. As of December 31, 2005, 8,902 options are exercisable at $100 per share and 2,605 are exercisable at $483.13 per share.

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

Royalty Agreements   We have entered into royalty agreements (the “Agreements”) for the right to use certain patents in the production of our Winwrap stretch film. The Agreements require us to pay the patent holder a fee of $.05 for each pound of Winwrap produced and $.10 per pound for each pound of coreless Winwrap produced. The Agreements terminate upon the expiration of the related patents in 2009. During the years ended December 31, 2005, 2004 and 2003, we paid and expensed royalties of $1.7 million, $1.6 million, and $2.0 million, respectively, under the Agreements.

Litigation   On January 3, 2006, Pliant Corporation and ten subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking relief under the provisions of chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) (the

“Chapter 11 Cases”). The Chapter 11 Cases are being jointly administered under the caption “In re: Pliant Corporation, et al., Case No. 06-10001”. Three of our subsidiaries with Canadian operations commenced ancillary proceedings in a Canadian court to recognize the Chapter 11 proceedings as “foreign proceedings” pursuant to Canada’s Companies’ Creditors Arrangement Act (“CCAA”). Our operations in Mexico, Germany, and Australia were not included in the Chapter 11 filing and are not subject to the reorganization proceedings.

As a consequence of our commencement of these Chapter 11 Cases, all pending claims and litigation against us in the United States have been automatically stayed pursuant to Section 362 of the Bankruptcy Code. In addition, as a consequence of the commencement of the proceedings in Canada recognizing the Chapter 11 proceedings as “foreign proceedings” pursuant to the CCAA, all pending claims and litigation against our subsidiaries operating in Canada also have been stayed by order of the Canadian court. During the pendency of the Chapter 11 Cases, we are operating our business as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

On the same day as we filed our voluntary petitions, we also filed a motion seeking procedural consolidation of these Chapter 11 Cases for ease of administration, which order was granted by the Bankruptcy Court on January 4, 2006. The Bankruptcy Court also granted certain other motions in substantially the manner requested seeking typical “first day” relief to ensure that we were able to transition into the Chapter 11 process with as little disruption to our business as possible and to enable our business to function smoothly while the Chapter 11 Cases were pending. The most significant of these granted “first day” motions authorized us to (i) pay prepetition wages and other benefits to our employees, (ii) honor prepetition customer obligations and continue customer programs, (iii) pay certain prepetition claims of shippers, warehouseman and other lien claimants, (iv) make payments to certain prepetition creditors that were vital to our uninterrupted operations, (v) continue use of our existing cash management system and bank accounts and (vi) obtain postpetition financing and use cash collateral. In addition, the Bankruptcy Court authorized us to enter into a postpetition debtor-in-possession financing facility on an interim basis on January 4, 2006 and on a final basis on February 2, 2006 (as amended on March 13, 2006).

The United States Trustee for the District of Delaware appointed an official committee of unsecured creditors on January 13, 2006. In addition, three unofficial ad hoc committees of note holders are represented in the Chapter 11 Cases. On March 17, 2006, we filed a proposed plan of reorganization with the Bankruptcy Court, which plan has not yet been voted on by the holders of impaired claims or interests or confirmed by the Bankruptcy Court.

On June 14, 2004, we settled the complaint filed against us by S.C. Johnson & Sons, Inc. and S.C. Johnson Home Storage filed in the U.S. District Court for the District of Michigan, Northern Division (Case No. 01-CV-10343-BC) for $6.0 million plus legal fees which was within management’s estimated costs of $7.2 million accrued in the fourth quarter of 2003.

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

We have four operating segments; Specialty Products Group, which manufactures personal care, medical and agricultural films in it’s Specialty Films division and printed rollstock, bags and sheets used to package food and consumer goods in the Printed Products division; Industrial Films segment which manufactures stretch film used to bundle, unitize and protect palletized loads during shipping and storage and PVC films used by supermarkets, delicatessens and restaurants to wrap meat, cheese and produce; Engineered Films segment which manufactures film for sale to converters of flexible packaging; and Performance Films segment which manufactures a variety of barrier and custom film for smaller niche flexible packaging and industrial markets.

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

Segment profit and segment assets as of and for the years ended December 31, 2005, 2004 and 2003 are presented in the following table (in thousands). Certain reclassifications have been made to the prior year amounts to be consistent with the 2005 presentation.

	Specialty Products Group	Industrial Films	Engineered Films	Performance Films	Corporate/ Other	Total
2005
Net sales to customers	$410,233	$306,984	$241,802	$106,109	$7,712	$1,072,840
Intersegment sales	6,655	15,707	6,251	1,592	(30,205)	—
Total net sales	416,888	322,691	248,053	107,701	(22,493)	1,072,840
Depreciation and amortization	18,688	6,740	7,067	3,522	4,521	40,538
Interest expense	7,555	391	831	36	146,259	155,072
Segment profit (loss)	51,720	26,608	29,132	13,790	(29,255)	91,995
Segment total assets	388,760	107,528	155,218	73,398	96,001	820,905
Capital expenditures	17,737	3,397	2,845	4,627	4,896	33,502
2004
Net sales to customers	$390,733	$254,104	$218,963	$98,148	$6,732	$968,680
Intersegment sales	14,030	7,170	6,146	1,936	(29,282)	—
Total net sales	404,763	261,274	225,109	100,084	(22,550)	968,680
Depreciation and amortization	18,932	5,589	7,090	3,447	6,352	41,410
Interest expense	4,467	29	646	13	140,523	145,678
Segment profit (loss)	48,956	26,245	33,419	15,585	(29,577)	94,628
Segment total assets	375,033	105,543	140,799	68,190	87,527	777,092
Capital expenditures	10,452	8,113	2,011	1,140	2,374	24,090
2003
Net sales to customers	$367,707	$219,617	$196,066	$105,233	$5,856	$894,479
Intersegment sales	16,974	1,792	5,043	475	(24,284)	—
Total net sales	384,681	221,409	201,109	105,708	(18,428)	894,479
Depreciation and amortization	21,970	7,316	6,486	3,486	12,482	51,740
Interest expense	1,974	6	603	18	93,803	96,404
Segment profit (loss)	50,409	27,182	35,224	20,482	(42,061)	91,236
Segment total assets	376,686	94,633	140,206	68,314	106,947	786,786
Capital expenditures	6,254	4,213	1,746	3,821	1,005	17,039

A reconciliation of the totals reported for the operating segments to the totals reported in the consolidated financial statements is as follows (in thousands):

	2005	2004	2003
Profit or Loss
Total segment profit	$91,995	$94,628	$91,236
Depreciation and amortization	(40,538)	(41,410)	(51,739)
Impairment of Goodwill and Intangible assets	—	—	(18,255)
Restructuring and other costs	(6,238)	(2,108)	(12,607)
Interest expense	(155,072)	(145,678)	(96,404)
Other expenses and adjustments for non-cash charges and certain adjustments defined by our credit agreement		—	—
Loss from continuing operations before income taxes	$(109,853)	$(94,568)	$(87,769)
Assets
Total assets for reportable segments	$724,904	$689,565	$679,839
Assets of discontinued operations	—	—	20,708
Other unallocated assets	96,001	87,527	86,239
Total consolidated assets	$820,905	$777,092	$786,786

There were no sales to a single customer in 2005, 2004 or 2003 that was more than 10% of consolidated net sales.

Net sales and long-lived assets of our US and foreign operations are as follows:

	2005	2004	2003
Net Sales
United States	$868,875	$779,966	$724,048
Foreign countries (1)	203,965	188,714	170,431
Total	$1,072,840	$968,680	$894,479
Long-lived assets
United States	434,725	434,645
Foreign countries	57,232	61,813
Total	$491,957	$496,458
Total Assets
United States	700,529	655,885
Foreign countries	120,376	121,207
Total	$820,905	$777,092

(1)          Foreign countries include Australia, Canada, Germany and Mexico, none of which individually represents 10% of consolidated net sales or long-lived assets.

15.   Warrants Outstanding

The following warrants were issued and outstanding as of December 31:

	2005	2004
Issued with the senior subordinated notes	18,532	18,532
Issued in connection with recapitalization transaction	43,242	43,242
Issued in connection with Uniplast acquisition	31,003	31,003
Issued in connection with the March 2003 Preferred Stock issuance	43,962	43,962
Total outstanding	136,739	136,739

As of December 31, 2005, 136,739 warrants were exercisable at an exercise price of $0.01 per share. The Company has reserved up to 136,739 shares of common stock for issuance upon the exercise of issued and outstanding warrants.

16.   Estimated Fair Value of Financial Instruments

The estimated fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. In the case of cash and cash equivalents, accounts receivable and accounts payable, the carrying amount is considered a reasonable estimate of fair value. The fair value of fixed debt in 2005 and 2004 was obtained from market quotes. Fair value estimates are made at a specific point in time. Because no market exists for a significant portion of our financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments, interest rate levels, and other factors. These estimates are subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined or relied on with any degree of certainty. Changes in assumptions could significantly affect the estimates. See Note 7 for interest rate derivative information.

Below is a summary of our financial instruments’ carrying amounts and estimated fair values as of December 31, (in thousands):

	2005		2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$12,802	$12,802	$5,580	$5,580
Accounts receivable	132,640	132,640	117,087	117,087
Total financial assets	$145,442	$145,442	$122,667	$122,667
Financial liabilities:
Floating rate debt	$130,924	$130,924	$24,000	$24,000
Fixed rate debt	850,771	710,335	818,348	865,583
Accounts payable	52,000	52,000	96,282	96,282
Total financial liabilities	$1,033,695	$893,259	$938,630	$985,865

17.   Related-Party Transactions

J.P. Morgan Partner and Affiliates   JPMorgan Chase Bank was the syndication agent, and its affiliate, J.P. Morgan Chase & Co., was a lender under our 2004 Credit Facility. Both JPMorgan Chase Bank and J.P. Morgan Chase & Co. received customary fees under the 2004 Credit Facility for acting in such capacities including approximately $0.9 million in 2003, $3.4 million in 2004 and $2.4 million in 2005. JPMorgan Chase Bank was also a lender under our prior credit facility, and as a result, received a portion of the proceeds from the financing for the Recapitalization and related transactions. Chase Securities Inc. was one of the initial purchasers in the offering of the $220.0 million aggregate principal amount of 13% senior subordinated notes due 2010, and was also the dealer manager for the debt tender offer and consent solicitation relating to our 9 1/8% senior subordinated notes due 2007 and received customary fees for acting in such capacities. Each of JPMorgan Chase Bank, J.P. Morgan Chase & Co. and Chase Securities Inc. are affiliates of Southwest Industrial Films, LLC, which owns approximately 55% of our outstanding common stock and currently has the right under the stockholders’ agreement to appoint five of our directors, and of Flexible Films, LLC, which, together with affiliates, owns approximately 59% of our Preferred Stock.

18. Accumulated Other Comprehensive Income/(Loss)

The components of accumulated other comprehensive income/(loss) as of December 31, were as follows (in thousands):

	2005	2004
Minimum pension liability, net of taxes of $575 and $575	$(11,213)	$(5,352)
Foreign currency translation adjustments	(8,378)	(6,491)
Accumulated other comprehensive income/(loss)	$(19,591)	$(11,843)

19.   Condensed Consolidating Financial Statements

The following condensed consolidating financial statements present, in separate columns, financial information for (i) Pliant Corporation (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries (as specified in the Indenture dated May 31, 2000 (the “2000 Indenture”) relating to Pliant Corporation’s $220 million senior subordinated notes due 2010 (the “2000 Notes”) and the Indenture, dated April 10, 2002 (the “2002 Indenture” and, together with the 2000 Indenture, the “Indentures”), relating to Pliant’s $100 million senior subordinated notes due 2010 (the “2002 Notes” and, together with the 2000 Notes, the “Notes”) on a combined basis, with any investments in non-guarantor subsidiaries specified in the Indentures recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for Pliant Corporation and its subsidiaries on a consolidated basis, and (v) Pliant Corporation on a consolidated basis, in each case as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003. The Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary and each guarantor subsidiary is 100% owned, directly or indirectly, by Pliant Corporation within the meaning of Rule 3-10(h)(1) of Regulation S-X. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to Pliant Corporation. The condensed consolidating financial statements are presented herein, rather than separate financial statements for each of the guarantor subsidiaries, because management believes that separate financial statements relating to the guarantor subsidiaries are not material to investors.

Condensed Consolidating Balance Sheet
As of December 31, 2005 (In Thousands)

	Pliant Corporation Parent Only	Combined Guarantors	Combined Non-Guarantors	Eliminations	Consolidated Pliant Corporation
ASSETS
Current assets:
Cash and cash equivalents	$4,860	$1,152	$6,790	$—	$12,802
Receivables	106,735	10,137	20,812	—	137,684
Inventories	88,950	8,025	9,851	—	106,826
Prepaid expenses and other	4,903	892	1,427	—	7,222
Income taxes receivable	(701)	1,365	410	—	1,074
Deferred income taxes	12,360	—	(936)	—	11,424
Total current assets	217,107	21,571	38,354	—	277,032
Plant and equipment, net	243,968	15,421	35,604	—	294,993
Goodwill	167,583	13,331	1,331	—	182,245
Intangible assets, net	3,829	10,853	37	—	14,719
Investment in subsidiaries	(41,415)	—	—	41,415	—
Other assets	49,251	—	2,665	—	51,916
Total assets	$640,323	$61,176	$77,991	$41,415	$820,905
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt and debt in default	$933,795	$39,400	$49	$—	$973,244
Trade accounts payable	37,826	2,909	11,265	—	52,000
Accrued liabilities	78,100	3,267	3,837	—	85,204
Due to (from) affiliates	(105,150)	44,571	60,579	—	—
Total current liabilities	944,571	90,147	75,730	—	1,110,448
Long-term debt, net of current portion	4,100	—	4,351	—	8,451
Other liabilities	31,953	—	2,724	—	34,677
Deferred income taxes	23,945	4,503	3,127	—	31,575
Shares subject to mandatory redemption	270,689	—	—	—	270,689
Total liabilities	1,275,258	94,650	85,932	—	1,455,840
Minority interest	—	—	—	—	—
Redeemable stock:
Preferred stock	102	—	—	—	102
Common stock	6,645	—	—	—	6,645
Total redeemable stock	6,747	—	—	—	6,747
Stockholders’ (deficit):
Common stock	103,376	14,020	29,302	(43,322)	103,376
Warrants to purchase common stock	39,133	—	—	—	39,133
Retained earnings (deficit)	(763,940)	(49,184)	(29,596)	78,780	(763,940)
Stockholders’ notes receivable	(660)	—	—	—	(660)
Accumulated other comprehensive loss	(19,591)	1,690	(7,647)	5,957	(19,591)
Total stockholders’ (deficit)	(641,682)	(33,474)	(7,941)	41,415	(641,682)
Total liabilities and stockholders’ (deficit)	$640,323	$61,176	$77,991	$41,415	$820,905

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2005 (In Thousands)

	Pliant Corporation Parent Only	Combined Guarantors	Combined Non-Guarantors	Eliminations	Consolidated Pliant Corporation
Net sales	$898,682	$70,118	$134,553	$(30,513)	$1,072,840
Cost of sales	780,857	64,662	124,703	(30,513)	939,709
Gross profit	117,825	5,456	9,850	—	133,131
Total operating expenses	78,711	4,451	8,832	—	91,994
Operating income (loss)	39,114	1,005	1,018	—	41,137
Interest expense	(146,638)	(831)	(7,603)	—	(155,072)
Equity in earnings of subsidiaries	(10,339)	—	—	10,339	—
Other income (expense), net	7,171	(4,127)	1,038	—	4,082
Income (loss) from continuing operations before income taxes	(110,692)	(3,953)	(5,547)	10,339	(109,853)
Income tax (benefit) expense	1,178	(6)	845	—	2,017
Loss from continuing operations	(111,870)	(3,947)	(6,392)	10,339	(111,870)
Loss from discontinued operations	(1,096)	—	—	—	(1,096)
Net income (loss)	$(112,966)	$(3,947)	$(6,392)	$10,339	$(112,966)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2005 (In Thousands)

	Pliant Corporation Parent Only	Combined Guarantors	Combined Non-Guarantors	Eliminations	Consolidated Pliant Corporation
Cash flows from continuing operating activities:	$(18,436)	$(36,425)	$(2,209)	$—	$(57,070)
Cash flows from continuing investing activities:
Capital expenditures for plant and equipment	(30,298)	(1,020)	(2,184)	—	(33,502)
Proceeds from sale of assets	58	605	4,527	—	5,190
Net cash used in investing activities	(30,240)	(415)	2,343	—	(28,312)
Cash flows from continuing financing activities:
Payment of capitalized fees	(12,130)	—	—	—	(12,130)
Repurchase of preferred stock	(12)	—	—	—	(12)
Borrowing under revolver	67,524	39,400	—	—	106,924
Payments of capital lease obligations	(2,048)	—	—	—	(2,048)
Net cash provided by (used) in continuing financing activities	53,334	39,400	—	—	92,734
Cash used in discontinued operations	(195)	—	—	—	(195)
Effect of exchange rate changes on cash and cash equivalents	396	(2,111)	1,780	—	65
Net (decrease)/increase in cash and cash equivalents	4,859	449	1,914	—	7,222
Cash and cash equivalents at beginning of the year	—	704	4,876	—	5,580
Cash and cash equivalents at end of the year	$4,859	$1,153	$6,790	$—	$12,802

Condensed Consolidating Balance Sheet
As of December 31, 2004 (In Thousands)

	Pliant Corporation Parent Only	Combined Guarantors	Combined Non-Guarantors	Eliminations	Consolidated Pliant Corporation
ASSETS
Current assets:
Cash and cash equivalents	$—	$704	$4,876	$—	$5,580
Receivables	95,439	7,861	22,095	—	125,395
Inventories	74,672	7,411	12,217	—	94,300
Prepaid expenses and other	2,764	370	898	—	4,032
Income taxes receivable	138	223	—	—	361
Deferred income taxes	12,741	—	(780)	—	11,961
Total current assets	185,754	16,569	39,306	—	241,629
Plant and equipment, net	240,599	17,127	39,419	—	297,145
Goodwill	167,583	13,331	1,323	—	182,237
Intangible assets, net	5,328	11,692	56	—	17,076
Investment in subsidiaries	(28,793)	—	—	28,793	—
Other assets	35,588	—	3,417	—	39,005
Total assets	$606,059	$58,719	$83,521	$28,793	$777,092
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Trade accounts payable	$76,515	$5,848	$13,919	$—	$96,282
Accrued liabilities	56,639	3,554	4,645	—	64,838
Current portion of long-term debt	1,994	—	—	—	1,994
Due to (from) affiliates	(133,109)	75,190	57,919	—	—
Total current liabilities	2,039	84,592	76,483	—	163,114
Long-term debt, net of current portion	840,354	—	—	—	840,354
Other liabilities	23,608	—	2,846	—	26,454
Deferred income taxes	24,354	3,938	3,141	—	31,433
Shares subject to mandatory redemption	229,910	—	—	—	229,910
Total liabilities	1,120,265	88,530	82,470	—	1,291,265
Minority interest	—	—	33	—	33
Redeemable stock:
Preferred stock	117	—	—	—	117
Common stock	6,645	—	—	—	6,645
Total redeemable stock	6,762	—	—	—	6,762
Stockholders’ (deficit):
Common stock	103,376	14,020	29,302	(43,322)	103,376
Warrants to purchase common stock	39,133	—	—	—	39,133
Retained earnings (deficit)	(650,974)	(45,237)	(22,767)	68,004	(650,974)
Stockholders’ notes receivable	(660)	—	—	—	(660)
Accumulated other comprehensive loss	(11,843)	1,406	(5,517)	4,111	(11,843)
Total stockholders’ (deficit)	(520,968)	(29,811)	1,018	28,793	(520,968)
Total liabilities and stockholders’ (deficit)	$606,059	$58,719	$83,521	$28,793	$777,092

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2004 (In Thousands)

	Pliant Corporation Parent Only	Combined Guarantors	Combined Non-Guarantors	Eliminations	Consolidated Pliant Corporation
Net sales	$796,794	$75,931	$125,335	$(29,380)	$968,680
Cost of sales	671,297	66,431	118,471	(29,380)	826,819
Gross profit	125,497	9,500	6,864	—	141,861
Total operating expenses	76,869	4,026	9,119	—	90,014
Operating income (loss)	48,628	5,474	(2,255)	—	51,847
Interest expense	(140,566)	(646)	(4,466)	—	(145,678)
Equity in earnings of subsidiaries	(30,004)	—	—	30,004	—
Other income (expense), net	8,139	(3,278)	(5,598)	—	(737)
Income (loss) from continuing operations before income taxes	(113,803)	1,550	(12,319)	30,004	(94,568)
Income tax (benefit) expense	119	867	603	—	1,589
Loss from continuing operations	(113,922)	683	(12,922)	30,004	(96,157)
Loss from discontinued operations	—	(17,765)	—	—	(17,765)
Net income (loss)	$(113,922)	$(17,082)	$(12,922)	$30,004	$(113,922)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2004 (In Thousands)

	Pliant Corporation Parent Only	Combined Guarantors	Combined Non-Guarantors	Eliminations	Consolidated Pliant Corporation
Cash flows from continuing operating activities:	$(35,311)	$3,305	$30,562	$—	$(1,444)
Cash flows from continuing investing activities:
Capital expenditures for plant and equipment	(17,086)	(517)	(6,487)	—	(24,090)
Proceeds from sale of assets	6,450	—	—	—	6,450
Net cash used in investing activities	(10,636)	(517)	(6,487)	—	(17,640)
Cash flows from continuing financing activities:
Payment of capitalized fees	(9,864)	—	—	—	(9,864)
Net proceeds from issuance of preferred stock	117	—	—	—	117
Proceeds from issuance of senior discount notes	225,299	—	—	—	225,299
Borrowings/(payments) on long-term debt	(165,922)	—	(24,163)	—	(190,085)
Net cash provided by (used) in continuing financing activities	49,630	—	(24,163)	—	25,467
Cash used in discontinued operations	(3,952)	(892)	—	—	(4,843)
Effect of exchange rate changes on cash and cash equivalents	269	(2,384)	2,848	—	733
Net (decrease)/increase in cash and cash equivalents	—	(488)	2,760	—	2,272
Cash and cash equivalents at beginning of the year	—	1,192	2,116	—	3,308
Cash and cash equivalents at end of the year	$—	$704	$4,876	$—	$5,580

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2003 (In Thousands)

	Pliant Corporation Parent Only	Combined Guarantors	Combined Non-Guarantors	Eliminations	Consolidated Pliant Corporation
Net sales	$729,528	$75,767	$113,839	$(24,655)	$894,479
Cost of sales	609,085	67,677	106,038	(24,655)	758,145
Gross profit	120,443	8,090	7,801	—	136,334
Total operating expenses	94,853	10,907	22,411	—	128,171
Operating income (loss)	25,590	(2,817)	(14,610)	—	8,163
Interest expense	(93,821)	(603)	(1,980)	—	(96,404)
Equity in earnings of subsidiaries	(55,057)	—	—	55,057	—
Other income (expense), net	7,238	(5,214)	(1,552)	—	472
Income (loss) before income taxes	(116,050)	(8,634)	(18,142)	55,057	(87,769)
Income tax (benefit) expense	(1,953)	5,159	1,984	—	5,190
Loss from continuing operations	(114,097)	(13,793)	(20,126)	55,057	(92,959)
Loss from discontinued operations	156	(21,499)	—	—	(21,343)
Net income (loss)	$(113,941)	$(35,292)	$(20,126)	$55,057	$(114,302)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2003 (In Thousands)

	Pliant Corporation Parent Only	Combined Guarantors	Combined Non-Guarantors	Eliminations	Consolidated Pliant Corporation
Cash flows from continuing operating activities:	$(14,405)	$(9,262)	$9,447	$—	$(14,220)
Cash flows from continuing investing activities:
Capital expenditures for plant and equipment	(10,288)	(1,335)	(5,416)	—	(17,039)
Net cash used in continuing investing activities	(10,288)	(1,335)	(5,416)	—	(17,039)
Cash flows from financing activities:
Payment of capitalized fees	(10,801)	—	—	—	(10,801)
Net proceeds from issuance of common and preferred stock	9,532	—	—	—	9,532
Payment/receipt of dividend	2,499	—	(2,499)	—	—
Borrowings/(payments) on long-term debt	47,905	—	(629)	—	47,276
Net cash provided by (used) in continuing financing activities	49,135	—	(3,128)	—	46,007
Cash provided by (used) in discontinuedoperations	(24,485)	9,724	—	—	(14,761)
Effect of exchange rate changes on cash and cash equivalents	747	1382	(443)	—	1,686
Net (decrease)/increase in cash and cash equivalents	704	509	460	—	1,673
Cash and cash equivalents at beginning of the year	(184)	163	1,656	—	1,635
Cash and cash equivalents at end of the year	$520	$672	$2,116	$—	$3,308

20. OTHER INCOME (EXPENSE)

Other income for the year ended December 31, 2005 includes a $4.1 million gain in sale of our Alliant business. Other expense for the year ended December 31, 2004 includes $1.3 million loss on the sale of real property, $0.1 million currency gain, and $0.5 million other less significant items. Other income for the year ended December 31, 2003 includes $1.4 million loss on disposal of real property, $0.2 million currency gain, $0.1 million royalty income, $0.2 million rental income, and $1.4 million other less significant items.

21. SELECTED QUARTERLY INFORMATION-UNAUDITED

Selected quarterly financial information for the years ended December 31, 2005 and 2004 are as follows (in thousands):

	Quarter Ended
	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
Net Sales	$288,733	$261,973	$259,246	$262,888
Gross profit	33,774	32,472	32,935	33,950
Net income/(loss)	(35,986)	(25,421)	(26,131)	(25,428)

	Quarter Ended
	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
Net sales	$253,536	$243,160	$235,185	$236,799
Gross profit	29,982	36,219	37,327	38,333
Net income/(loss)	(29,638)	(32,156)	(21,369)	(30,759)

The quarter ended December 31, 2004 includes $4.5 million expense for an error related to accrued vacation not previously recorded. The amount does not affect historical or future cash flows and its effect on operations and financial position is immaterial.

22. SUBSEQUENT EVENTS

On January 3, 2006, Pliant Corporation and ten subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking relief under the provisions of chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) (the “Chapter 11 Cases”). The Chapter 11 Cases are being jointly administered under the caption “In re: Pliant Corporation, et al., Case No. 06-10001”. Three of our subsidiaries with Canadian operations commenced ancillary proceedings in a Canadian court to recognize the Chapter 11 proceedings as “foreign proceedings” pursuant to Canada’s Companies’ Creditors Arrangement Act (“CCAA”). Our operations in Mexico, Germany, and Australia were not included in the Chapter 11 filing and are not subject to the reorganization proceedings.

On the same day as we filed our voluntary petitions, we also filed a motion seeking procedural consolidation of these Chapter 11 Cases for ease of administration, which order was granted by the Bankruptcy Court on January 4, 2006. The Bankruptcy Court also granted certain other motions in substantially the manner requested seeking typical “first day” relief to ensure that we were able to transition into the Chapter 11 process with as little disruption to our business as possible and to enable our business to function smoothly while the Chapter 11 Cases were pending. The most significant of these granted “first day” motions authorized us to (i) pay prepetition wages and other benefits to our employees, (ii) honor prepetition customer obligations and continue customer programs, (iii) pay certain prepetition claims of shippers, warehouseman and other lien claimants, (iv) make payments to certain prepetition creditors that were vital to our uninterrupted operations, (v) continue use of our existing cash management system and bank accounts and (vi) obtain postpetition financing and use cash collateral.

On January 3, 2006 we sought the Bankruptcy Court’s authority to enter into a postpetition financing facility to fund our operations during the pendency of the Chapter 11 Cases. We also sought the Bankruptcy Court’s authority to use the cash generated in the ordinary course of our business, which constituted “cash collateral” securing our obligations to our prepetition secured lenders and prepetition secured note holders. As adequate protection for the use of our cash collateral, we agreed to provide the prepetition secured lenders and prepetition secured note holders with replacement liens, administrative claims and, in some cases, payment of certain interest, fees and expenses. The Bankruptcy Court authorized us to enter into the postpetition financing facility on an interim basis on January 4, 2006 and on a final basis on February 2, 2006 (as amended on March 13, 2006). Accordingly, on January 4, 2006, we entered into the Senior Secured, Super-Priority Primary Debtor-In-Possession Credit Agreement (the “DIP Credit Facility”) with certain lenders led by General Electric Capital Corporation. Although the DIP Credit Facility is nominally in the amount of $200 million, the availability is reduced by the aggregate borrowing base under our prepetition revolving credit facility agreement, and therefore the DIP Credit Facility provides for a maximum of approximately $68.8 million of additional postpetition financing subject to borrowing base availability. Our obligations under the DIP Credit Facility are secured by valid, binding, enforceable, first priority (i.e., priming) perfected security interests and liens in substantially all of our assets, as well as super-priority administrative expense claims having priority over all our unencumbered prepetition or postpetition property.

The United States Trustee for the District of Delaware appointed an official committee of unsecured creditors on January 13, 2006. In addition, three unofficial ad hoc committees of note holders are represented in the Chapter 11 Cases. On March 17, 2006, we filed a proposed plan of reorganization with the Bankruptcy Court, which plan has not yet been voted on by the holders of impaired claims or interests or confirmed by the Bankruptcy Court.

Total operating expenses include financial restructuring costs of $3.8 million for the year ended December 31, 2005 for legal, financial advisory, tax, and other professional fees.

PLIANT CORPORATION AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2005, 2004 and 2003
(In Thousands)

Description	Balance at Beginning of Year	Additions Charged to Profit & Loss	Write-offs	Foreign Currency Impact	Balance at End of Year
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
2005	$4,489	$2,608	$(1,413)	$(12)	$5,672
2004	$4,736	$1,600	$(1,878)	$31	$4,489
2003	$4,627	$1,667	$(1,700)	$142	$4,736

	Balance at Beginning of Year	Additions Charged to Continuing Operations	Additions Charged to Discontinued Operations	Balance at End of Year
INCOME TAX VALUATION ALLOWANCE:
2005	$61,694	$22,857	$427	$84,978
2004	$39,693	$15,074	$6,927	$61,694
2003	$10,775	$20,594	$8,324	$39,693

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

2.3	Amendment No. 2, dated as of May 31, 2000, to the Recapitalization Agreement (incorporated by reference to Exhibit 2.3 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).
2.4	Debtors’ Joint Plan of Reorganization (incorporated by reference to Exhibit 2 to the Current Report on Form 8-K filed by Pliant Corporation on March 20, 2006).
3.1	Third Amended and Restated Articles of Incorporation of Pliant Corporation (incorporated by reference to Exhibit 3.1 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).
3.2

Articles of Amendment of Third Amended and Restated Articles of Incorporation of Pliant Corporation (incorporated by reference to Exhibit 3.2 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on April 2, 2001).

3.3

Articles of Amendment of Third Amended and Restated Articles of Incorporation of Pliant Corporation (incorporated by reference to Exhibit 3.3 to Pliant Corporation’s Registration Statement on Form S 1 (File No. 333-65754)).

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

3.6	Fourth Amended and Restated Articles of Incorporation of Pliant Corporation (incorporated by reference to Exhibit 3.1 to Pliant Corporation’s Current Report on Form 8-K filed on September 30, 2004).
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

4.3

Form of Second Supplemental Indenture, dated as of April 30, 2004, among Pliant Corporation, the New Note Guarantor party thereto, the existing Note Guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.3 to Pliant Corporation’s Registration Statement on Form S-1 (File No. 333-115114)).

4.4

First Supplemental Indenture, dated as of November 4, 2005, among Pliant Corporation, as issuer, certain subsidiaries of Pliant Corporation, as guarantors, and The Bank of New York, as trustee, amending the Indenture, dated May 31, 2000, among such parties with respect to Pliant Corporation’s 13% Senior Subordinated Notes (incorporated by reference to Exhibit 4.1 to Pliant Corporation’s Current Report on Form 8-K filed on November 10, 2005).

4.5

Second Supplemental Indenture, dated as of November 17, 2005, among Pliant Corporation, as issuer, certain subsidiaries of Pliant Corporation, as guarantors, and The Bank of New York, as trustee, amending the Indenture, dated May 31, 2000 and thereafter amended, among such parties with respect to Pliant Corporation’s 13% Senior Subordinated Notes (incorporated by reference to Exhibit 4.1 to Pliant Corporation’s Current Report on Form 8-K filed on November 23, 2005).

4.6	Form of 2000 Notes (incorporated by reference to Exhibit B to Exhibit 4.1).
4.7

Indenture, dated as of April 10, 2002, among Pliant Corporation, the Note Guarantors party thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.4 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-86532)).

4.8

Form of First Supplemental Indenture, dated as of April 30, 2004, among Pliant Corporation, the New Note Guarantor party thereto, the existing Note Guarantors party thereto and Bank of New York, as trustee (incorporated by reference to Exhibit 4.6 to Pliant Corporation’s Registration Statement on Form S-1 (File No. 333-115114)).

4.9

First Supplemental Indenture, dated as of November 4, 2005, among Pliant Corporation, as issuer, certain subsidiaries of Pliant Corporation, as guarantors, and The Bank of New York, as trustee, amending the Indenture, dated April 10, 2002, among such parties with respect to Pliant Corporation’s 13% Senior Subordinated Notes (incorporated by reference to Exhibit 4.2 to Pliant Corporation’s Current Report on Form 8-K filed on November 10, 2005).

4.10

Second Supplemental Indenture, dated as of November 17, 2005, among Pliant Corporation, as issuer, certain subsidiaries of Pliant Corporation, as guarantors, and The Bank of New York, as trustee, amending the Indenture, dated April 10, 2002 and thereafter amended, among such parties with respect to Pliant Corporation’s 13% Senior Subordinated Notes (incorporated by reference to Exhibit 4.2 to Pliant Corporation’s Current Report on Form 8-K filed on November 23, 2005).

4.11	Form of 2002 Note (incorporated by reference to Exhibit B to Exhibit 4.4).
4.12

Indenture, dated as of May 30, 2003, among Pliant Corporation, the Note Guarantors party thereto and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.6 to Pliant Corporation’s Registration Statement on Form S-1 (File No. 333-106432)).

4.13

Form of First Supplemental Indenture, dated as of April 30, 2004, among Pliant Corporation, the New Note Guarantor party thereto, the existing Note Guarantors party thereto and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.9 to Pliant Corporation’s Registration Statement on Form S-1 (File No. 333-115114)).

4.14	Form of Senior Secured Note (incorporated by reference to Exhibit 4.6 to Pliant Corporation’s Registration Statement on Form S-1 (File No. 333-106432)).
4.15

Form of Indenture, dated as of February 17, 2004, among Pliant Corporation, the Note Guarantors party thereto and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.8 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 26, 2004).

4.16

Form of Senior Secured Discount Note (incorporated by reference to Exhibit B to Exhibit 4.8 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 26, 2004).

4.17

Second Priority Security Agreement, dated as of May 30, 2003, among Pliant Corporation, the subsidiary guarantors party thereto and Wilmington Trust Company, as Collateral Agent (incorporated by reference to Exhibit 4.8 to Pliant Corporation’s Registration Statement on Form S-1 (File No. 333-106432)).

4.18

Form of Supplement No. 1 to Second Priority Security Agreement, dated as of April 30, 2004, among Uniplast Industries Co. and Wilmington Trust Company, as collateral agent (incorporated by reference to Exhibit 4.14 to Pliant Corporation’s Registration Statement on Form S-1 (File No. 333-115114)).

4.19

Form of Security Agreement dated as of February 17, 2004, among Pliant Corporation, the subsidiary guarantors party thereto and Wilmington Trust Company, as Collateral Agent (incorporated by reference to Exhibit 4.11 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 26, 2004).

4.20

Form of Canadian Security Agreement, dated as of February 17, 2004, among Uniplast Industries Co., the guarantors party thereto, and Wilmington Trust Company, as Collateral Agent (incorporated by reference to Exhibit 4.12 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 26, 2004).

4.21

Second Priority Pledge Agreement, dated as of May 30, 2003, among Pliant Corporation, the subsidiary guarantors party thereto and Wilmington Trust Company, as Collateral Agent (incorporated by reference to Exhibit 4.9 to Pliant Corporation’s Registration Statement on Form S-1 (File No. 333-106432)).

4.22

Form of Supplement No. 1 to Second Priority Pledge Agreement, dated as of April 30, 2004, among Uniplast Industries Co. and Wilmington Trust Company, as collateral agent (incorporated by reference to Exhibit 4.18 to Pliant Corporation’s Registration Statement on Form S-1 (File No. 333-115114)).

4.23

Form of Pledge Agreement dated as of February 17, 2004, among Pliant Corporation, the subsidiary pledgors party thereto and Wilmington Trust Company, as Collateral Agent (incorporated by reference to Exhibit 4.14 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 26, 2004).

4.24

Form of Canadian Pledge Agreement, dated as of February 17, 2004, among Uniplast Industries Co., the pledgors party thereto, and Wilmington Trust Company, as Collateral Agent (incorporated by reference to Exhibit 4.15 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 26, 2004).

4.25

Exchange and Registration Rights Agreement, dated as of May 31, 2000, among Pliant Corporation, the Note Guarantors party thereto, and Chase Securities, Inc. and Deutsche Bank Securities Inc., as Initial Purchasers (incorporated by reference to Exhibit 4.3 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).

4.26

Exchange and Registration Rights Agreement, dated as of April 10, 2002, among Pliant Corporation, the Note Guarantors party thereto, and J.P. Morgan Securities, Inc. and Deutsche Bank Securities Inc., as Initial Purchasers (incorporated by reference to Exhibit 4.7 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-86532)).

4.27

Exchange and Registration Rights Agreement, dated as of May 30, 2003, among Pliant Corporation, the Note Guarantors party thereto, and J.P. Morgan Securities Inc., Deutsche Bank Securities, Inc. and Credit Suisse First Boston LLC, as Initial Purchasers (incorporated by reference to Exhibit 4.12 to Pliant Corporation’s Registration Statement on Form S-1 (File No. 333-106432)).

4.28

Form of Exchange and Registration Rights Agreement, dated as of February 17, 2004, among Pliant Corporation, the Note Guarantors party thereto, and J.P. Morgan Securities Inc., Credit Suisse First Boston LLC and Deutsche Bank Securities Inc., as Initial Purchasers (incorporated by reference to Exhibit 4.19 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 26, 2004).

4.29

Amended and Restated Indenture, dated as of February 17, 2004 (as amended and restated as of May 6, 2005) (incorporated by reference to Exhibit 4.26 to Post-Effective Amendment No. 2 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-114608)).

4.30

Exchange and Registration Rights Agreement, dated as of May 6, 2005 (incorporated by reference to Exhibit 4.26 to Post-Effective Amendment No. 2 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-114608)).

4.31	Fourth Amended and Restated Articles of Incorporation of Pliant Corporation (incorporated by reference to Exhibit 3.1 to Pliant Corporation’s Current Report on Form 8-K filed on September 30, 2004).
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

10.13

Amendment No. 1, dated as of July 16, 2001, to the Warrant Agreement dated as of May 31, 2000 among Pliant Corporation and the initial warrantholders listed in Schedule I thereto (incorporated by reference to Exhibit 10.9 to Pliant Corporation’s Registration Statement on Form S 1 (File No. 333-65754)).

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

10.18

Form of Purchase Agreement, dated as of February 6, 2004, among Pliant Corporation, J.P. Morgan Securities Inc., Credit Suisse First Boston LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 10.18 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 26, 2004).

10.19*

Amended and Restated Credit Agreement, dated as of November 21, 2005, by and among Pliant Corporation and certain of its subsidiaries, as borrowers, General Electric Capital Corporation, as Domestic A Agent, Administrative Agent, Collateral Agent and Lender, and Morgan Stanley Senior Funding, Inc., as Domestic B Agent and Lender.

10.20*	Reaffirmation Agreement, dated as of November 21, 2005, among Pliant Corporation and General Electric Capital Corporation, as Collateral Agent.
10.21*	Amended and Restated Guarantee Agreement, dated as of November 21, 2005, among the subsidiaries guarantors party thereto and General Electric Capital Corporation, as Administrative Agent.
10.22*	Amended and Restated Domestic Security Agreement, dated as of November 21, 2005, among the grantors party thereto and General Electric Capital Corporation, as Collateral Agent.
10.23*	Amended and Restated Canadian Security Agreement, dated as of November 21, 2005, among the grantors party thereto and General Electric Capital Corporation, as Collateral Agent.
10.24*	Amended and Restated Domestic Pledge Agreement, dated as of November 21, 2005, among the pledgors party thereto and General Electric Capital Corporation, as Collateral Agent.
10.25*	Amended and Restated Canadian Pledge Agreement, dated as of November 21, 2005, among the pledgors party thereto and General Electric Capital Corporation, as Collateral Agent.
10.26

Form of Amended and Restated Intercreditor Agreement, dated as of February 17, 2004, among Deutsche Bank Trust Company Americas, as Credit Agent, Wilmington Trust Company, as Second Priority Noteholder Agent and as 2004 Noteholder Agent, and Pliant Corporation (incorporated by reference to Exhibit 10.21 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 26, 2004).

10.27

Form of Indemnity, Subrogation and Contribution Agreement, dated as of February 17, 2004, among Pliant Corporation, Uniplast Industries Co., the subsidiary guarantors party thereto and Credit Suisse First Boston, as Administrative Agent (incorporated by reference to Exhibit 10.27 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 26, 2004).

10.28

Restricted Stock Agreement, dated as of May 31, 2000, between Pliant Corporation and Richard P. Durham (incorporated by reference to Exhibit 10.16 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).

10.29

Restricted Stock Agreement, dated as of May 31, 2000, between Pliant Corporation and Jack E. Knott (incorporated by reference to Exhibit 10.17 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).

10.30

Restricted Stock Agreement, dated as of May 31, 2000, between Pliant Corporation and Scott K. Sorensen (incorporated by reference to Exhibit 10.18 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).

10.31

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

10.33

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

10.35

Amendment No. 1, dated as of March 1, 2001, to the Pledge Agreement dated as of May 31, 2000, among Pliant Corporation and Richard P. Durham (incorporated by reference to Exhibit 10.35 to Post-Effective Amendment No. 2 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).

10.36

Pledge Agreement, dated as of May 31, 2000, in favor of Pliant Corporation made by Jack E. Knott (incorporated by reference to Exhibit 10.21 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).

10.37

Amendment No. 1, dated as of April 1, 2001, to the Pledge Agreement dated as of May 31, 2000, among Pliant Corporation and Jack E. Knott (incorporated by reference to Exhibit 10.36 to Post-Effective Amendment No. 2 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).

10.38

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

10.40	1998 Pliant Corporation Stock Option Plan (incorporated by reference to Exhibit 10.10 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998).
10.41

Pliant Corporation Management Incentive Plan for Senior Divisional Management (1999) (incorporated by reference to Exhibit 10.1 to Pliant Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

10.42

Pliant Corporation 2000 Stock Incentive Plan (as amended and restated through April 17, 2002) (incorporated by reference to Exhibit 10.54 to Pliant Corporation’s Annual report on Form 10-K for the year ended December 31, 2002 filed on March 28, 2003).

10.43

Second Amended and Restated Stock Option Agreement, dated as of May 31, 2000 between Pliant Corporation and Jack E. Knott (incorporated by reference to Exhibit 10.27 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).

10.44	Pliant Corporation Management Incentive Plan (2000) (incorporated by reference to Exhibit 10.2 to Pliant Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).
10.45	Pliant Corporation Management Incentive Plan (2001) (incorporated by reference to Exhibit 10.48 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.46	Pliant Corporation Management Incentive Plan (2002) (incorporated by reference to Exhibit 10.49 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.47

Pliant Corporation Management Incentive Plan (2003) (incorporated by reference to Exhibit 10.56 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 26, 2004).

10.48	Pliant Corporation 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Pliant Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
10.49

Consulting Agreement dated as of August 24, 2003, between Pliant corporation and Edward A. Lapekas (incorporated by reference to Exhibit 10.63 to Post-Effective Amendment No. 1 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-107843).

10.50

Employment Agreement, dated January 1, 2004, between Pliant Corporation and Harold Bevis (incorporated by reference to Exhibit 10.61 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005).

10.51

Release Agreement, dated December 31, 2004, between Pliant Corporation and Brian Johnson (incorporated by reference to Exhibit 10.62 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005).

10.52

Letter Agreement, dated January 26, 2005, between Pliant Corporation and James Ide (incorporated by reference to Exhibit 10.63 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005).

10.53

Severance and Release Agreement, dated as of March 18, 2005, between Pliant Corporation and Lori Roberts (incorporated by reference to Exhibit 10.64 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005).

10.54

Pliant Corporation 2004 Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.65 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005).

10.55

Pliant Corporation 2004 MIP Long Term Incentive Plan (incorporated by reference to Exhibit 10.66 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005).

10.56	Pliant Corporation 2004 Restricted Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Pliant Corporation’s Current Report on Form 8-K filed on September 30, 2004).
10.57

Pliant Corporation 2004 Restricted Stock Incentive Plan Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.68 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005).

10.58

Fourth Amendment to the Pliant Corporation Defined Benefit Pension Plan (incorporated by reference to Exhibit 10.69 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005).

10.59

Buy Out Agreement, dated January 5, 2005, among Pliant Corporation, Pliant Investment, Inc. and Supreme Plastics Group PLC (incorporated by reference to Exhibit 10.70 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005).

10.60

Assignment of Limited Liability Company Interests, dated January 5, 2005, between Pliant Investment, Inc. and Supreme Plastics Group PLC (incorporated by reference to Exhibit 10.71 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005).

10.61

Agreement for Purchase and Sale of Assets, dated July 12, 2004, among Pliant Corporation, Pliant Solutions Corporation and Kittrich Corporation (incorporated by reference to Exhibit 10.1 to Pliant Corporation’s Current Report on Form 8-K filed on October 6, 2004).

10.62

Management Incentive Compensation Plan, effective as of January 1, 2005, between Pliant Corporation and certain eligible officers (incorporated by reference to Exhibit 10.1 to Pliant Corporation’s Current Report on Form 8-K filed on June 9, 2005).

10.63

Severance and Release Agreement, effective as of March 18, 2005, between Pliant Corporation and Lori Roberts (incorporated by reference to Exhibit 10.64 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005).

10.64

Employment Agreement, dated June 10, 2005, between Pliant Corporation and R. David Corey (incorporated by reference to Exhibit 10.6 to Pliant Corporation’s Current Report on Form 8-K filed by on June 9, 2005).

10.65

Form of Support Agreement among the Company, Flexible Films, LLC, Flexible Films II, LLC, Southwest Industrial Films, LLC, Southwest Industrial Films II, LLC and certain holders of the Company’s 13% Senior Subordinated Notes (incorporated by reference to Exhibit 10.1 to Pliant Corporation’s Current Report on Form 8-K filed on December 29, 2005).

10.66

Senior Secured, Super Priority, Priming Debtor-in-Possession Credit Agreement, dated as of January 4, 2006, among the Debtors, as borrowers, General Electric Capital Corporation, as administrative agent, collateral agent and lender, Morgan Stanley Senior Funding, Inc., as syndication agent and lender, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to Pliant Corporation’s Current Report on Form 8-K filed on January 6, 2006).

10.67

Domestic Security Agreement, dated as of January 4, 2006, among the Company, the Domestic Subsidiary Borrowers, the other Subsidiary Loan Parties (other than the Canadian Guarantors (but including Pliant Packaging of Canada, LLC) and any other Loan Party that is a Foreign Subsidiary) and General Electric Capital Corporation (incorporated by reference to Exhibit 10.2 to Pliant Corporation’s Current Report on Form 8-K filed on January 6, 2006).

10.68

Canadian Security Agreement, dated as of January 4, 2006, among the Company, Uniplast Holdings Co., Pliant Corporation of Canada Ltd., Pliant Packaging of Canada, LLC, Pliant Solutions Corporation and General Electric Capital Corporation (incorporated by reference to Exhibit 10.3 to Pliant Corporation’s Current Report on Form 8-K filed on January 6, 2006).

10.69

Domestic Pledge Agreement, dated as of January 4, 2006, among the Company, the Domestic Subsidiary Borrowers, the other Subsidiary Loan Parties (other than the Canadian Guarantors (but including Pliant Packaging of Canada, LLC) and any other Loan Party that is a Foreign Subsidiary) and General Electric Capital Corporation (incorporated by reference to Exhibit 10.4 to Pliant Corporation’s Current Report on Form 8-K filed on January 6, 2006).

10.70

Canadian Pledge Agreement, dated as of January 4, 2006, among Uniplast Holdings Co., Pliant Corporation of Canada Ltd. and General Electric Capital Corporation (incorporated by reference to Exhibit 10.5 to Pliant Corporation’s Current Report on Form 8-K filed on January 6, 2006).

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