Form 10-Q
period 2006-03-31
PLIANT CORP
filed 2006-05-15
CIK 1049442

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On May 10, 2006, there were 571,711 outstanding shares of the registrant’s Common Stock.

PLIANT CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

PLIANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2006 (UNAUDITED) AND DECEMBER 31, 2005 (DOLLARS IN THOUSANDS)

	March 31, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,347	$12,802
Receivables, net of allowances of $5,790 and $5,672, respectively	147,083	137,684
Inventories (Note 3)	112,845	106,826
Prepaid expenses and other	6,359	7,222
Income taxes receivable, net	192	1,074
Deferred income taxes	11,024	11,424
Total current assets	296,850	277,032
PLANT AND EQUIPMENT, net	292,408	294,993
GOODWILL	182,239	182,245
INTANGIBLE ASSETS, net	14,088	14,719
OTHER ASSETS	29,349	51,916
TOTAL ASSETS	$814,934	$820,905
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt and debt in default	$536,166	$973,244
Trade accounts payable	62,759	52,000
Accrued liabilities:
Interest payable	16,940	34,359
Customer rebates	6,605	9,538
Other	43,867	41,307
Total current liabilities	666,337	1,110,448
LONG-TERM DEBT, net of current portion	8,042	8,451
OTHER LIABILITIES	35,298	34,677
DEFERRED INCOME TAXES	30,626	31,575
SHARES SUBJECT TO MANDATORY REDEMPTION (Note 11)	—	270,689
LIABILITIES SUBJECT TO COMPROMISE	771,218	—
Total Liabilities	1,511,521	1,455,840
REDEEMABLE PREFERRED STOCK—Series B—720 shares authorized, no par value, 628 shares outstanding at March 31, 2006 and December 31, 2005, respectively	102	102
REDEEMABLE COMMON STOCK—no par value; 60,000 shares authorized; 10,873 shares outstanding at March 31, 2006 and December 31, 2005, net of related stockholders’ notes receivable of $1,827 at March 31, 2006 and December 31, 2005	6,645	6,645
STOCKHOLDERS’ DEFICIT:
Common stock—no par value; 10,000,000 shares authorized, 542,618 shares outstanding at March 31, 2006 and December 31, 2005	103,376	103,376
Warrants to purchase common stock	39,133	39,133
Accumulated deficit	(824,747)	(763,940)
Stockholders’ notes receivable	(660)	(660)
Accumulated other compensation loss	(20,436)	(19,591)
Total stockholders’ deficit	(703,334)	(641,682)
TOTAL LIABILITIES AND STOCKOLDERS’ DEFICIT	$814,934	$820,905

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (IN THOUSANDS) (UNAUDITED)

	Three Months Ended
	March 31,
	2006	2005
NET SALES	$297,656	$262,888
COST OF SALES	263,307	228,938
Gross Profit	34,349	33,950
OPERATING EXPENSES:
Sales, General and Administrative	18,100	20,115
Research and Development	2,298	2,010
Restructuring and Other Costs (Note 4)	15	132
Financial Restructuring (Note 2)	53,550	—
Total operating expenses	73,963	22,257
OPERATING INCOME (LOSS)	(39,614)	11,693
INTEREST EXPENSE—Current and Long-term debt (Note 5, 9)	(19,841)	(26,384)
INTEREST EXPENSE—Dividends and accretion on Redeemable Preferred Stock (Note 11)	(271)	(9,306)
OTHER INCOME (EXPENSE)—Net	148	(206)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(59,578)	(24,203)
INCOME TAX EXPENSE	1,229	887
LOSS FROM CONTINUING OPERATIONS	(60,807)	(25,090)
LOSS FROM DISCONTINUED OPERATIONS	—	(338)
NET LOSS	$(60,807)	$(25,428)

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (IN THOUSANDS) (UNAUDITED)

	Three Months Ended
	March 31,
	2006	2005
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
Net loss	$(60,807)	$(25,428)
Adjustments to reconcile net loss to net cash (used in) / provided by continuing operating activities:
Depreciation and amortization	9,977	10,134
Amortization of deferred financing costs and accretion of debt discount	9,331	8,052
Deferred dividends and accretion on preferred shares	271	9,306
Write off of deferred financing costs	15,777	—
Write off of original issue debt discount and premium	30,453	—
Deferred income taxes	(430)	(209)
Loss from discontinued operations	—	338
Gain or loss on disposal of assets	24	91
Changes in assets and liabilities:
Receivables	(9,543)	(7,614)
Inventories	(6,045)	(8,366)
Prepaid expenses and other	829	60
Income taxes payable/receivable	438	(488)
Other assets	6,594	226
Trade accounts payable	10,680	4,873
Accrued liabilities	7,646	(452)
Other liabilities	574	2,136
Other	—	(33)
Net cash (used in) / provided by continuing operating activities	15,769	(7,374)
CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES:
Proceeds from sale of assets	—	378
Capital expenditures for plant and equipment	(7,237)	(8,954)
Net cash used in continuing investing activities	(7,237)	(8,576)
CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES:
Repurchase of preferred stock	—	(5)
Payment of financing fees	(1,000)	(107)
Repayment of capital leases and other, net	(467)	(1,080)
Proceeds from revolving debt—net	—	17,400
Net cash provided by / (used in) continuing financing activities	(1,467)	16,208
DISCONTINUED OPERATIONS (REVISED—SEE NOTE 1):
Cash used in operating activities	—	(195)
Total cash used in discontinued operations	—	(195)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(520)	(1,563)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,545	(1,500)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	12,802	5,580
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$19,347	$4,080
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	3,165	14,150
Income taxes	362	1,179
Other non-cash disclosure:
Preferred Stock dividends accrued but not paid	257	8,770

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2006 (IN THOUSANDS) (UNAUDITED)

			Warrants		Stockholders’	Accumulated Other
	Common Stock		To Purchase	Accumulated	Notes	Comprehensive
	Shares	Amount	Common Stock	Deficit	Receivable	Loss	Total
BALANCE, DECEMBER 31, 2005	543	$103,376	$39,133	$(763,940)	$(660)	$(19,591)	$(641,682)
Net loss				(60,807)			(60,807)
Foreign currency translation adjustment						(845)	(845)
BALANCE, MARCH 31, 2006	543	$103,376	$39,133	$(824,747)	$(660)	$(20,436)	$(703,334)

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

Nature of operations   Pliant Corporation and its subsidiaries (collectively “Pliant”, the “Company” or “we”) produce polymer-based (plastic), value-added films for flexible packaging, personal care, medical, agricultural and industrial applications. Our manufacturing facilities are located in the United States, Canada, Mexico, Germany and Australia.

Principles of Consolidation   The accompanying condensed consolidated financial statements have been prepared, without audit, in accordance with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. The information reflects all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows of Pliant as of the dates and for the periods presented. Results of operations for the period ended March 31, 2006 are not necessarily indicative of results of operations to be expected for the full fiscal year.

Certain information in footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Certain reclassifications have been made to the condensed consolidated financial statements for the periods ended March 31, 2005 for comparative purposes, including separate disclosure of the operating, investing and financing portions of the cash flows attributable to discontinued operations, which in prior periods were reported on a combined basis as a single amount.

Bankruptcy Filing   On January 3, 2006, Pliant Corporation and ten subsidiaries (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking relief under the provisions of chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) (the “Chapter 11 Cases”). The Chapter 11 Cases are being jointly administered under the caption “In re: Pliant Corporation, et al., Case No. 06-10001”. Three of our subsidiaries with Canadian operations commenced ancillary proceedings in a Canadian court to recognize the Chapter 11 proceedings as “foreign proceedings” pursuant to Canada’s Companies’ Creditors Arrangement Act (“CCAA”). The Debtors are continuing to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. Pliant’s subsidiaries in Australia, Germany and Mexico were not included in the filings, and are continuing their business operations without supervision from the Bankruptcy Court and are not  subject to the requirements of chapter 11 of the Bankruptcy Code.

During the pendency of the Chapter 11 Cases, the Debtors are operating their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. In addition, the Debtors have entered into a post-petition debtor-in-possession financing facility with certain lenders led by General Electric Capital Corporation that provides for a maximum of approximately $68.8 million of additional post-petition financing, subject to borrowing base availability. We expect to continue to operate in the normal course of business during the reorganization process and all of our 23 manufacturing and research and development facilities around the world are open and continuing to serve customers. However, operating in bankruptcy imposes significant risks on our business and we cannot predict whether or when we will successfully emerge from bankruptcy.

On April 18, 2006, the Debtors filed with the Bankruptcy Court the Debtors’ Second Amended Joint Plan of Reorganization (the “Second Amended Plan”), along with certain exhibits thereto, and the Amended Disclosure Statement for Debtors’ Second Amended Joint Plan of Reorganization (the “Amended Disclosure Statement”), along with certain exhibits thereto. On April 18, 2006, the Bankruptcy Court approved the Amended Disclosure Statement as containing adequate information within the meaning of section 1125 of the Bankruptcy Code and authorized the Debtors to distribute the Amended Disclosure Statement, including all exhibits thereto, to all holders of claims and interests against each of the Debtors.  A hearing to consider confirmation of the Second Amended Plan is currently scheduled for May 31, 2006.

American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), applies to the Debtor’s financial statements while the Debtor operates under the provisions of chapter 11. SOP 90-7 generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business are reported separately as financial restructuring costs in the statements of operations beginning in the quarter ending March 31, 2006. The balance sheet also distinguishes prepetition liabilities subject to compromise from those prepetition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization are reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided by reorganization items is disclosed separately in the statement of cash flows.

2.   LIABILITIES SUBJECT TO COMPROMISE, REORGANIZATION ITEMS AND DEBTORS’ FINANCIAL STATEMENTS

The Company did not make its $20.8 million interest payment due December 1, 2005 to holders of its 13% Senior Subordinated Notes due 2010 (the “2000/2002 Notes”). Failure to make this payment by December 31, 2005 placed the Company in default under its 2000/2002 Notes Indenture, and its Amended and Restated Credit Agreement. Claims filed in the Bankruptcy Court associated with the Company’s 2000/2002 Notes and Amended and Restated Credit Agreement are considered impaired within the meaning of section 1124 of the Bankruptcy Code and their related principal and unpaid interest are classified as liabilities subject to compromise in the Company’s consolidated balance sheet.

Liabilities subject to compromise as of March 31, 2006 consist of the following:

($ Thousands)
Debt
13% Senior Subordinated Notes	$320,000
Amended and Restated Revolving Credit Agreement	130,924
450,924
Manditorily Redeemable Stock
Preferred	289,195
Common net of shareholder note	6,362
295,557
Accrued interest on debt subject to compromise	24,737
Total Liabilities Subject to Compromise	$771,218

The Company’s bankruptcy filing constituted an Event of Default under the indentures governing issuance of the Company’s 11 1/8% Senior Secured Notes due 2009 (the “2003 Notes”), 11 1/8% Senior Secured Discount Notes due 2009 (the “2004 Notes”) and 11 5/8% Senior Secured Notes due 2009 (the “Amended 2004 Notes”) and their outstanding balances have been classified as current liabilities in the Company’s consolidated balance sheet. However, the holders of the 2003 Notes, 2004 Notes and Amended 2004 Notes and trustees under their respective indentures are prohibited from exercising remedies without prior approval by the Bankruptcy Court. Our proposed plan of reorganization provides for the 2003 Notes, 2004 Notes and Amended 2004 Notes to be reinstated with their respective terms.

The Debtors have incurred professional fees and other expenses directly associated with the bankruptcy proceedings. In addition, the Debtors have made certain adjustments to the carrying values of certain pre-petition assets and liabilities. Such costs and adjustments are classified as financial restructuring items in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2006 and consist of the following:

($ Thousands)
Debt subject to compromise:
Write-off of unamortized original issuance, discount, net	$5,856
Write-off of unamortized capitalized financing fees	15,777
21,633
Manditorily Redeemable Preferred Stock
Write-off of unamortized original issuance discount	24,597
Professional fees	7,320
Financial Restructuring	$53,550

The Company’s bankruptcy filing included Pliant Corporation and ten subsidiaries, collectively referred to as the “Debtors”. Presented below are the condensed combined financial statements of the Debtors. These financial statements reflect the financial position, results of operations and cash flows of the combined Debtors, including certain transactions and resulting asset and liabilities between the Debtor and non-Debtor subsidiaries of the Company, which are eliminated in the Company’s consolidated financial statements.

DEBTORS CONDENSED COMBINED BALANCE SHEETS
AS OF MARCH 31, 2006 (DOLLARS IN THOUSANDS) (UNAUDITED)

March 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,600
Receivables, net of allowances	129,672
Inventories	106,443
Prepaid expenses and other	5,086
Income taxes receivable, net	1,003
Deferred income taxes	11,024
Total current assets	264,828
PLANT AND EQUIPMENT, net	265,021
GOODWILL	182,239
INTANGIBLE ASSETS, net	14,088
INVESTMENT IN SUBSIDIARIES	(41,528)
OTHER ASSETS	26,953
TOTAL ASSETS	$711,601
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt and debt in default	$536,111
Trade accounts payable	54,528
Accrued liabilities:
Interest payable	16,940
Customer rebates	6,605
Other	41,733
Due to (from) affiliates	(67,667)
Total current liabilities	588,250
LONG-TERM DEBT, net of current portion	3,837
OTHER LIABILITIES	32,442
DEFERRED INCOME TAXES	28,018
LIABILITIES SUBJECT TO COMPROMISE	771,218
Total Liabilities	1,423,765
REDEEMABLE PREFERRED STOCK	102
REDEEMABLE COMMON STOCK	6,645
STOCKHOLDERS’ DEFICIT:
Common stock	124,289
Warrants to purchase common stock	39,133
Accumulated deficit	(862,532)
Stockholders’ notes receivable	(660)
Accumulated other compensation loss	(19,141)
Total stockholders’ deficit	(718,911)
TOTAL LIABILITIES AND STOCKOLDERS’ DEFICIT	$711,601

DEBTORS CONDENSED COMBINED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 (IN THOUSANDS) (UNAUDITED)

NET SALES	$285,620
COST OF SALES	253,283
Gross Profit	32,337
OPERATING EXPENSES:
Sales, General and Administrative	16,606
Research and Development	2,280
Restructuring and Other Costs	15
Financial Restructuring	53,550
Total operating expenses	72,451
OPERATING INCOME (LOSS)	(40,114)
INTEREST EXPENSE	(18,650)
EQUITY IN EARNINGS OF SUBSIDIARIES	(179)
OTHER INCOME (EXPENSE)—Net	114
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(58,829)
INCOME TAX EXPENSE	884
LOSS FROM CONTINUING OPERATIONS	(59,713)
LOSS FROM DISCONTINUED OPERATIONS	—
NET LOSS	$(59,713)

DEBTORS CONDENSED COMBINED STATEMENTS OF CASH FLOW

FOR THE THREE MONTHS ENDED MARCH 31, 2006 (IN THOUSANDS) (UNAUDITED)

CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
Net loss	$ (59,713)
Adjustments to reconcile net loss to net cash provided by continuing operating activities:
Depreciation and amortization	8,740
Amortization of deferred financing costs and accretion of debt discount	9,331
Deferred dividends and accretion on preferred shares	271
Write off of deferred financing costs	15,777
Write off of original issue debt discount and premium	30,453
Deferred income taxes	408
Loss on disposal of assets	8
Changes in assets and liabilities:
Receivables	(9,750)
Inventories	(6,069)
Prepaid expenses and other	731
Income taxes payable/receivable	289
Other assets	6,603
Trade accounts payable	10,458
Accrued liabilities	7,612
Due to (from) affiliates	(1,183)
Other	490
Net cash provided by continuing operating activities	14,456
CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES:
Capital expenditures for plant and equipment	(6,963)
Net cash used in continuing investing activities	(6,963)
CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES:
Payment of financing fees	(1,000)
Repayment of capital leases and other, net	(377)
Net cash provided (used in) continuing financing activities	(1,377)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,000)
NET INCREASE IN CASH AND CASH EQUIVALENTS	5,116
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	6,484
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$ 11,600

3.   INVENTORIES

Inventories are valued at the lower of cost (using the first-in, first-out method) or market value. Inventories as of March 31, 2006 and December 31, 2005 consisted of the following (in thousands):

	March 31, 2006	December 31, 2005
Finished goods	$ 48,652	$ 46,179
Raw materials	52,538	50,560
Work-in-process	11,655	10,087
Total	$ 112,845	$ 106,826

4.   RESTRUCTURING AND OTHER COSTS

Restructuring and other costs include plant closing costs (including costs related to relocation of manufacturing equipment), office closing costs and other costs related to workforce reductions.

The following table summarizes restructuring and other costs for the three months ended March 31 (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Plant closing costs:
Severance	$ —	$ 67
Other plant closure costs	15	65
Total Restructuring and other costs	$ 15	$ 132

The following table summarizes the roll-forward of the reserve from December 31, 2005 to March 31, 2006:

			Accruals for the three months ended March 31, 2006
					Other
	12/31/2005				Plant			3/31/2006
	# Employees	Accrual	Additional		Closure		Payments/	# Employees	Accrual
	Terminated	Balance	Employees	Severance	Costs	Total	Charges	Terminated	Balance
Plant Closing Costs:
Merced	54	$ 1,000	—	—	—	$ —	$ —	54	$ 1,000
Rhode Island	49	5	—	—	—	—	—	49	5
Leases	—	2,845	—	—	15	15	(240)	—	2,620
Alliant	19	2	—	—	—	—	—	19	2
	122	$ 3,852	—	—	15	$ 15	$ (240)	122	$ 3,627
Office Closing and Workforce Reduction Costs:
Leases	—	$ 379	—	—	—	$ —	$ —	—	$ 379
	—	$ 379	—	—	—	$ —	$ —	—	379
Total Plant & Office closing	122	$ 4,231	—	—	15	$ 15	$ (240)		$ 4,006

Plant Closing Costs

2006—No restructuring activities were initiated in the first quarter of 2006.

2005—During the first quarter of 2005, we incurred $0.1 million of security, severance and other plant closure costs associated with our Harrisville, Rhode Island facility.

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

5.   INTEREST EXPENSE—Current and Long-term debt

Interest expense—current and long-term debt in the statement of operations for the three months ended March 31, 2006 and 2005 is as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Interest expense, net
Revolving credit facilities	$ 2,521	$ 642
2000/2002 Notes	471	10,400
2003 Notes	6,953	6,953
2004 Notes	195	6,873
Amended 2004 Notes	7,841	—
Other, net	570	337
Interest expense accrued, net	18,551	25,205
Recurring amortization of financing fees	1,290	1,179
TOTAL	$ 19,841	$ 26,384
Cash interest payments
Revolving credit facilities	$ 3,082	$ 55
2003 Notes	—	13,906
Other, net	83	189
TOTAL	$ 3,165	$ 14,150

Interest on the  2000/2002 Notes includes for the two days prior to the bankruptcy filing interest, as these Notes have been deemed impaired for bankruptcy proceeding purposes, plus interest on the December 1, 2005 unpaid interest payment. Interest for the three months at the stated rate of 13% would have been $10,400.

6.   DISCONTINUED OPERATIONS

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

In accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets, Pliant Solutions is being accounted for as a discontinued operation and, accordingly, its operating results are segmented and reported as discontinued operations in the accompanying condensed consolidated statement of operations and cash flows.

7.   INCOME TAXES

For the three months ended March 31, 2006, income tax expense was $1.2 million on pretax losses from continuing operations of $59.6 million as compared to income tax expense of $0.9 million on pretax loss from continuing operations of $24.2 million for the three months ended March 31, 2005. Income tax benefits related to net operating losses in the United States are offset by a valuation allowance as the realization of these tax benefits is not certain. Therefore, the income tax expense in the statements of operations primarily reflects foreign income taxes. No income taxes are included in the loss from discontinued operations of $0.3 million for the three months ended March 31, 2005.

8.   OTHER COMPREHENSIVE LOSS

Other comprehensive loss for the three months ended March 31, 2006 and 2005 was ($61.7) million and ($28.0) million, respectively. The components of other comprehensive loss are net income (loss) and foreign currency translation.

9.   DEBT

Debt as of March 31, 2006 and December 31, 2005 consists of the following (in thousands):

	March 31, 2006	December 31, 2005
Credit Facilities:
Revolving credit facility	$ —	$ 130,924
Senior secured discount notes at 11 1/8%, net of unamortized issue discount (2004 Notes)	7,228	7,033
Senior secured notes, interest at 11 1/8% (2003 Notes)	250,000	250,000
Senior subordinated notes, interest at 13.0% (net of unamortized issue discount, premium and discount related to warrants) (2000/2002 Notes)	—	314,137
Senior secured notes, interest at 11 5/8% (Amended 2004 Notes)	277,596	269,755
Obligations under capital leases	9,384	9,846
Total	544,208	981,695
Less current portion	(536,166)	(973,244)
Long-term portion	$ 8,042	$ 8,451

Revolving Credit Facility

On November 21, 2005, the Company entered into an amended revolving credit facility providing up to $140 million of total availability (the “Amended and Restated Credit Agreement”), subject to the borrowing base described below. The Amended and Restated Credit Agreement includes a $25 million letter of credit sub-facility, with letters of credit reducing availability under the Amended and Restated Credit Agreement.

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

As of March 31, 2006, we had approximately $130.9 million of outstanding borrowings under the Amended and Restated Credit Agreement.

On December 31, 2005, an Event of Default occurred under the Amended and Restated Credit Agreement as a result of our failure to make the interest payments due on December 1, 2005 to holders of the Company’s 13% Senior Subordinated Notes due 2010 (the “2000/2002 Notes”) described in further detail below. Claims filed in the Bankruptcy Court associated with the Amended and Restated Credit Agreement are considered impaired within the meaning of section 1124 of the Bankruptcy Code and the related principal and unpaid interest is classified as liabilities subject to compromise in the accompanying consolidated balance sheet as of March 31, 2006.

Upon the bankruptcy filing and execution of the DIP Credit Facility described below, the commitments under the Amended and Restated Credit Agreement were terminated. The $130.9 million of borrowings as of December 31, 2005 remain outstanding and are expected to be refinanced upon emergence from bankruptcy through an exit credit facility.

DIP Credit Facility

On January 4, 2006, we entered into a Senior Secured, Super Priority, Priming Debtor-in-Possession Credit Agreement, dated as of January 4, 2006 (the “DIP Credit Facility”), among the Company and certain other Debtors, as joint and several borrowers, General Electric Capital Corporation, as administrative agent, collateral agent and lender, Morgan Stanley Senior Funding, Inc., as syndication agent and lender, and the lenders from time to time party thereto. The DIP Credit Facility provides for a $200 million commitment of debtor-in-possession financing to fund the working capital requirements of Pliant and of Pliant’s subsidiaries that are Debtors during the pendency of the bankruptcy proceeding. Although the DIP Credit Facility is nominally in the amount of $200 million, availability is reduced by the aggregate borrowing base of $131.2 million under the Amended and Restated Credit Agreement as of the bankruptcy filing.

The DIP Credit Facility provides the Debtors with up to approximately $68.8 million of additional liquidity, subject to the borrowing base described below. The DIP Credit Facility received interim approval by the Bankruptcy Court on January 4, 2006 and final approval on February 2, 2006 (as amended on March 13, 2006). Availability under the DIP Credit Facility is subject to a borrowing base calculated based upon specified percentages of the Debtors’ eligible current and fixed assets, minus $10 million and other reserves. The DIP Credit Facility is guaranteed by the non-borrowing Debtors and secured by a first priority (i.e., priming) lien on substantially all of our domestic and Canadian assets, as well as super-priority administrative expense claims having priority over all our unencumbered pre-petition or post-petition property.

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

As of March 31, 2006, the Company had made no borrowings and had approximately $44.5 million of availability under the DIP Credit Facility. Amounts outstanding under the DIP Credit Facility (if any) are expected to be refinanced upon emergence from bankruptcy through an exit credit facility.

Senior Notes

The bankruptcy filing constituted an Event of Default under the separate Indentures for all of the Company’s Notes, which have been classified as current liabilities in the consolidated balance sheet, but the holders of the notes and the trustees under the indentures are prohibited from exercising remedies thereunder without prior approval by the Bankruptcy Court. Our proposed plan of reorganization provides for the 2003 Notes, 2004 Notes and Amended 2004 Notes to be reinstated in accordance with their terms. Accordingly, such claims are considered unimpaired within the meaning of section 1124 of the Bankruptcy Code and the 2003 Notes, 2004 Notes and Amended 2004 Notes continue to be classified as debt in the accompanying consolidated balance sheet as of March 31, 2006.

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

Consequently, the 2002/2002 Notes have been deemed impaired for bankruptcy proceeding purposes and the remaining unamortized discount of $5.9 million recognized as financial restructuring costs in the consolidated statement of operations.

10.   OPERATING SEGMENTS

Operating segments are components of our business for which separate financial information is available that is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing performance. This information is reported on the basis that it is used internally for evaluating segment performance.

We have three operating segments: Engineered Films, Industrial Films and Specialty Products Group. During the first quarter of 2006, we streamlined our executive management team and merged our Performance Films operating segment, which manufactures a variety of barrier and custom films for smaller niche flexible packaging and industrial markets, into our Specialty Products Group. Segment information in this report for 2005 has been restated to reflect this reorganization. Sales and transfers between our segments are eliminated in consolidation. We evaluate the performance of our operating segments based on net sales (excluding inter-company sales) and segment profit. The segment profit reflects income before interest expense, income taxes, depreciation, amortization, restructuring costs and other non-cash charges and net adjustments for certain unusual items. Our reportable segments are managed separately with separate management teams, because each segment has differing products, customer requirements, technology and marketing strategies.

Segment profit and segment assets as of and for the periods ended March 31, 2006 and 2005 are presented in the following table (in thousands). Certain reclassifications have been made to the prior year amounts to be consistent with the 2006 presentation.

	Engineered Films	Industrial Films	Specialty Products Group	Corporate / Other	Total
Three months ended March 31, 2006
Net sales to customers	$ 72,016	$ 78,151	$ 145,437	$ 2,052	$ 297,656
Intersegment sales	3,492	5,021	3,830	(12,343)	—
Total net sales	75,508	83,172	149,267	(10,291)	297,656
Depreciation and amortization	1,844	1,638	5,599	896	9,977
Interest expense	654	57	1,467	17,934	20,112
Segment profit	7,783	7,505	15,513	(6,725)	24,076
Capital expenditures	836	681	5,022	698	7,237
Segment assets	156,728	112,244	468,054	77,908	814,934
Three months ended March 31, 2005
Net sales to customers	$ 59,600	$ 72,795	$ 127,853	$ 2,640	$ 262,888
Intersegment sales	1,617	3,378	2,069	(7,064)	—
Total net sales	61,217	76,173	129,922	(4,424)	262,888
Depreciation and amortization	1,766	1,759	5,509	1,100	10,134
Interest expense	163	86	1,322	34,119	35,690
Segment profit	7,627	6,223	15,681	(7,778)	21,753
Capital expenditures	794	1,180	6,166	814	8,954
As of December 31, 2005
Segment assets	$ 155,218	$ 107,528	$ 462,158	$ 96,001	$ 820,905

A reconciliation of the totals reported for the operating segments to the totals reported in the consolidated financial statements for the three months ended March 31, 2006 and 2005 and as of March 31, 2006 and December 31, 2005 is as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Profit or Loss
Total segment profit	$ 24,076	$ 21,753
Depreciation and amortization	(9,977)	(10,134)
Restructuring and other costs	(53,565)	(132)
Interest expense	(20,112)	(35,690)
Income (loss) from continuing operations before income taxes	$ (59,578)	$ (24,203)

	March 31,	December 31,
	2006	2005
Assets
Total assets for reportable segments	$ 737,026	$ 724,904
Other unallocated assets	77,908	96,001
Total consolidated assets	$ 814,934	$ 820,905

Net sales and long-lived assets of our US and foreign operations are as follows:

	Three Months Ended March 31,
	2006	2005
Net Sales
United States	$240,672	$210,560
Foreign countries(a)	56,984	52,328
Total	$297,656	$262,888

	March 31,	December 31,
	2006	2005
Long-lived assets
United States	$429,702	$434,725
Foreign countries	59,033	57,232
Total	$488,735	$491,957
Total assets
United States	$693,978	$700,529
Foreign countries	120,956	120,376
Total	$814,934	$820,905

(a)           Foreign countries include Australia, Canada, Germany and Mexico, none of which individually represents 10% of consolidated net sales or long-lived assets.

11.   SHARES SUBJECT TO MANDATORY REDEMPTION

The Company adopted Statement of Financial Accounting Standard No. 150 ( “SFAS 150”), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, effective January 1, 2004. As a result, our redeemable preferred stock, which contains an unconditional mandatory redemption feature, has been reflected as a liability on the Company’s consolidated balance sheet and the associated dividends and accretion are included as a part of interest expense in the statement of operations.

In addition, as a result of adopting SFAS 150, the Company’s redeemable common shares that have been put for redemption by a shareholder have also been reflected as a liability on the Company’s consolidated balance sheet, at fair value. The fair value was computed using the agreed upon price of the redemption times the number of shares put by the shareholder.

The shares subject to mandatory redemption are as follow (in thousands):

	As of March 31, 2006	As of December 31, 2005
Redeemable Preferred Shares 167,000 shares authorized, 140,973 shares outstanding as of March 31, 2006 and 2005, designated as Series A, no par value with a redemption value of $1,000 per share plus accumulated dividends.	$289,195	$264,327
18,200 Redeemable Common Shares that have been put for redemption by a shareholder, net of a shareholder note of $2,431	6,362	6,362
Total shares subject to mandatory redemption	$295,557	$270,689

The Company’s mandatorily redeemable preferred shares and redeemable common shares put for redemption are both considered impaired within the meaning of section 1124 of the Bankruptcy Code and their related principal and unpaid interest classified as liabilities subject to compromise in the Company’s consolidated balance sheet as of March 31, 2006. The maximum cash settlement at the redemption date of

June 1, 2011 (assuming no cash dividends are paid through the redemption date) would have been $680.6 million for the redeemable preferred shares and $6.4 million (net of the note receivable of $2.4 million) for the redeemable common shares that have been put for redemption by the shareholder.

Interest expense for the three months ended March 31, 2006 includes dividends and accretion on the redeemable preferred shares for the two days prior to the bankruptcy filing. Had these shares not been deemed impaired, dividends and accretion for the three months ended March 31, 2006 would have been $12,204.

12.   DEFINED BENEFIT PLANS

The company sponsors three noncontributory defined benefit pension plans (the “United States Plans”) covering domestic employees with 1,000 or more hours of service. The company funds these in accordance with the funding requirements of the Employee Retirement Income Security Act of 1974. Contributions are intended to not only provide for benefits attributed to service to date but also for those expected to be earned in the future. We also sponsor a defined benefit plan in Germany (the “Germany Plan”). For information on the Germany Plan please refer to the Company’s Form 10-K for the year ended December 31, 2005. In the second quarter of 2004, the Company redesigned its retirement programs which led to the curtailment and “freeze” of the pension plan for U.S. salaried employees effective June 30, 2004.

The consolidated accrued net pension expense for the three months ended March 31, 2006 and 2005 includes the following components (in thousands):

	Three Months Ended March 31,
	2006	2005
United States Plans
Service cost-benefits earned during the period	$111	$104
Interest cost on projected benefit obligation	1,247	1,195
Expected return on assets	(1,384)	(1,286)
Other	31	28
Total accrued pension expense	$5	$41

13.   CONTINGENCIES

Litigation   We are involved in various litigation matters from time to time in the ordinary course of our business, including matters described in previous filings. In our opinion, none of such litigation is material to our financial condition or results of operations.

14.   CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The following condensed consolidating financial statements present, in separate columns, financial information for (i) Pliant Corporation (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries (as specified in the Indenture dated May 31, 2000 as amended (the “2000 Indenture”) and the Indenture dated April 10, 2002, as amended (the “2002 Indenture”) relating to the 2000/2002 Notes, the Indenture dated as of May 30, 2003, as amended (the “2003 Indenture”) relating to the 2003 Notes and the Indenture dated as of February 17, 2004, as amended (the “2004 Indenture” and, together with the 2000 Indenture, the 2002 Indenture and the 2003 Indenture, the “Indentures”) relating to the 2004 Notes and the Amended 2004 Notes on a combined basis, with any investments in non-guarantor subsidiaries specified in the Indentures recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for Pliant Corporation and its subsidiaries on a consolidated basis, and (v) Pliant Corporation on a consolidated basis, in each case as of March 31, 2006 and December 31, 2005 and for the three months ended March 31, 2006 and 2005. The 2000/2002 Notes, the 2003 Notes and the 2004 Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary and each guarantor subsidiary is wholly owned, directly or indirectly, by Pliant Corporation. The Amended 2004

Notes are guaranteed by each guarantor subsidiary except Pliant Solutions Corporation. Substantially all of the assets of Pliant Solutions Corporation were sold on September 30, 2004 and the remainder disposed prior to December 31, 2005. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to Pliant Corporation, within the meaning of Rule 3-10(h)(1) of Regulation S-X. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to Pliant Corporation. The condensed consolidating financial statements are presented herein, rather than separate financial statements for each of the guarantor subsidiaries, because management believes that separate financial statements relating to the guarantor subsidiaries are not material to investors.

PLIANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2006 (DOLLARS IN THOUSANDS) (UNAUDITED)

	Pliant	Combined	Combined		Consolidated
	Corporation	Guarantor	Non-Guarantor		Pliant
	(Parent Only)	Subsidiaries	Subsidiaries	Eliminations	Corporation
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,753	$470	$8,124	$—	$19,347
Receivables, net of allowances	116,320	10,303	20,460	—	147,083
Inventories	92,642	8,454	11,749	—	112,845
Prepaid expenses and other	3,914	1,120	1,325	—	6,359
Income taxes receivable, net	(740)	1,358	(426)	—	192
Deferred income taxes	11,024	—	—	—	11,024
Total current assets	233,913	21,705	41,232	—	296,850
PLANT AND EQUIPMENT, net	243,373	15,002	34,033	—	292,408
GOODWILL	167,583	13,331	1,325	—	182,239
INTANGIBLE ASSETS, net	3,467	10,589	32	—	14,088
INVESTMENT IN SUBSIDIARIES	(41,525)	—	—	41,525	—
OTHER ASSETS	26,684	—	2,664	1	29,349
TOTAL ASSETS	$633,495	$60,627	$79,286	$41,526	$814,934
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term debt and debt in default	$496,711	$39,400	$55	$—	$536,166
Trade accounts payable	46,898	4,179	11,682	—	62,759
Accrued liabilities	61,085	3,106	3,221	—	67,412
Due to (from) affiliates	(104,758)	42,540	62,218	—	—
Total current liabilities	499,936	89,225	77,176	—	666,337
LONG-TERM DEBT, net of current portion	3,837	—	4,205	—	8,042
OTHER LIABILITIES	32,442	—	2,856	—	35,298
DEFERRED INCOME TAXES	22,649	4,711	3,266	—	30,626
SHARES SUBJECT TO MANDATORY REDEMPTION	—	—	—	—	—
LIABILITIES SUBJECT TO COMPROMISE	771,218	—	—	—	771,218
Total Liabilities	1,330,082	93,936	87,503	—	1,511,521
REDEEMABLE STOCK:
Preferred Stock	102	—	—	—	102
Common Stock	6,645	—	—	—	6,645
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock	103,376	—	11,916	(11,916)	103,376
Additional paid-in capital	—	14,020	17,386	(31,406)	—
Warrants to purchase common stock	39,133	—	—	—	39,133
Retained earnings (deficit)	(824,747)	(48,930)	(30,030)	78,960	(824,747)
Stockholders’ notes receivable	(660)	—	—	—	(660)
Accumulated other compensation loss	(20,436)	1,601	(7,489)	5,888	(20,436)
Total stockholders’ equity deficit	(703,334)	(33,309)	(8,217)	41,526	(703,334)
TOTAL LIABILITIES AND STOCKOLDERS’ EQUITY (DEFICIT)	$633,495	$60,627	$79,286	$41,526	$814,934

See notes to condensed consolidated finance statements.

PLIANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2005 (DOLLARS IN THOUSANDS) (UNAUDITED)

	Pliant	Combined	Combined		Consolidated
	Corporation	Guarantor	Non-Guarantor		Pliant
	(Parent Only)	Subsidiaries	Subsidiaries	Eliminations	Corporation
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,860	$1,152	$6,790	$—	$12,802
Receivables, net of allowances	106,735	10,137	20,812	—	137,684
Inventories	88,950	8,025	9,851	—	106,826
Prepaid expenses and other	4,903	892	1,427	—	7,222
Income taxes receivable, net	(701)	1,365	410	—	1,074
Deferred income taxes	12,360	—	(936)	—	11,424
Total current assets	217,107	21,571	38,354	—	277,032
PLANT AND EQUIPMENT, net	243,968	15,421	35,604	—	294,993
GOODWILL	167,583	13,331	1,331	—	182,245
INTANGIBLE ASSETS, net	3,829	10,853	37	—	14,719
INVESTMENT IN SUBSIDIARIES	(41,415)	—	—	41,415	—
OTHER ASSETS	49,251	—	2,665	—	51,916
TOTAL ASSETS	$640,323	$61,176	$77,991	$41,415	$820,905
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term debt and debt in default	$933,795	$39,400	$49	$—	$973,244
Trade accounts payable	37,826	2,909	11,265	—	52,000
Accrued liabilities	78,100	3,267	3,837	85,204
Due to (from) affiliates	(105,150)	44,571	60,579	—	—
Total current liabilities	944,571	90,147	75,730	—	1,110,448
LONG-TERM DEBT, net of current portion	4,100	—	4,351	—	8,451
OTHER LIABILITIES	31,953	—	2,724	—	34,677
DEFERRED INCOME TAXES	23,945	4,503	3,127	—	31,575
SHARES SUBJECT TO MANDATORY REDEMPTION	270,689	—	—	—	270,689
LIABILITIES SUBJECT TO COMPROMISE	—	—	—	—	—
Total Liabilities	1,275,258	94,650	85,932	—	1,455,840
REDEEMABLE STOCK:
Preferred Stock	102	—	—	—	102
Common Stock	6,645	—	—	—	6,645
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock	103,376	—	11,916	(11,916)	103,376
Additional paid-in capital	—	14,020	17,386	(31,406)	—
Warrants to purchase common stock	39,133	—	—	—	39,133
Retained earnings (deficit)	(763,940)	(49,184)	(29,596)	78,780	(763,940)
Stockholders’ notes receivable	(660)	—	—	—	(660)
Accumulated other compensation loss	(19,591)	1,690	(7,647)	5,957	(19,591)
Total stockholders’ equity deficit	(641,682)	(33,474)	(7,941)	41,415	(641,682)
TOTAL LIABILITIES AND STOCKOLDERS’ EQUITY (DEFICIT)	$640,323	$61,176	$77,991	$41,415	$820,905

See notes to condensed consolidated finance statements.

PLIANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE THREE MONTHS ENDED MARCH 31, 2006 (IN THOUSANDS) (UNAUDITED)

	Pliant	Combined	Combined		Consolidated
	Corporation	Guarantor	Non-Guarantor		Pliant
	(Parent Only)	Subsidiaries	Subsidiaries	Eliminations	Corporation
NET SALES	$253,039	$20,843	$36,141	$(12,367)	$297,656
COST OF SALES	223,711	19,148	32,815	(12,367)	263,307
GROSS PROFIT	29,328	1,695	3,326	—	34,349
OPERATING EXPENSES	71,682	550	1,731	—	73,963
OPERATING INCOME	(42,354)	1,145	1,595	—	(39,614)
INTEREST EXPENSE	(17,996)	(655)	(1,461)	—	(20,112)
EQUITY IN EARNINGS OF SUBSIDIARIES	(179)	—	—	179	—
OTHER INCOME (EXPENSE)—Net	(18)	(14)	180	—	148
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(60,547)	476	314	179	(59,578)
INCOME TAX EXPENSE	260	221	748	—	1,229
LOSS FROM CONTINUING OPERATIONS	(60,807)	255	(434)	179	(60,807)
LOSS FROM DISCONTINUED OPERATIONS	—	—	—	—	—
NET LOSS	$(60,807)	$255	$(434)	$179	$(60,807)

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE THREE MONTHS ENDED MARCH 31, 2005 (IN THOUSANDS) (UNAUDITED)

	Pliant	Combined	Combined		Consolidated
	Corporation	Guarantor	Non-Guarantor		Pliant
	(Parent Only)	Subsidiaries	Subsidiaries	Eliminations	Corporation
NET SALES	$219,268	$16,706	$34,012	$(7,098)	$262,888
COST OF SALES	188,438	14,901	32,697	(7,098)	228,938
GROSS PROFIT	30,830	1,805	1,315	—	33,950
OPERATING EXPENSES	19,395	660	2,202	—	22,257
OPERATING INCOME	11,435	1,145	(887)	—	11,693
INTEREST EXPENSE	(34,210)	(163)	(1,317)	—	(35,690)
EQUITY IN EARNINGS OF SUBSIDIARIES	(2,198)	—	—	2,198	—
OTHER INCOME (EXPENSE)—Net	(112)	(68)	(26)	—	(206)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(25,085)	914	(2,230)	2,198	(24,203)
INCOME TAX EXPENSE	5	538	344	—	887
LOSS FROM CONTINUING OPERATIONS	(25,090)	376	(2,574)	2,198	(25,090)
LOSS FROM DISCONTINUED OPERATIONS	(338)	—	—	—	(338)
NET LOSS	$(25,428)	$376	$(2,574)	$2,198	$(25,428)

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED MARCH 31, 2006 (IN THOUSANDS) (UNAUDITED)

	Pliant	Combined	Combined		Consolidated
	Corporation	Guarantor	Non-Guarantor		Pliant
	(Parent Only)	Subsidiaries	Subsidiaries	Eliminations	Corporation
CASH FLOW PROVIDED BY (USED IN) CONTINUING OPERATING ACTIVITIES	$14,795	$(288)	$1,262	$—	$15,769
CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES:
Proceeds from sale of assets	—	—	—	—	—
Capital expenditures for plant and equipment	(6,666)	(283)	(288)	—	(7,237)
Net cash used in continuing investing activities	(6,666)	(283)	(288)	—	(7,237)
CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES:
Payment of financing fees	(1,000)	—	—	—	(1,000)
Repayment of capital leases and other, net	(322)	—	(145)	—	(467)
Proceeds from revoloving debt	—	—	—	—	—
Proceeds from issuance (repurchase) of preferred stock	—	—	—	—	—
Net cash used in continuing financing activities	(1,322)	—	(145)	—	(1,467)
CASH USED IN DISCONTINUED OPERATIONS	—	—	—	—	—
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(914)	(111)	505	—	(520)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,893	(682)	1,334	—	6,545
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	4,859	1,153	6,790	—	12,802
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$10,752	$471	$8,124	$—	$19,347

PLIANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED MARCH 31, 2005 (IN THOUSANDS) (UNAUDITED)

	Pliant	Combined	Combined		Consolidated
	Corporation	Guarantor	Non-Guarantor		Pliant
	(Parent Only)	Subsidiaries	Subsidiaries	Eliminations	Corporation
CASH FLOW PROVIDED BY (USED IN) CONTINUING OPERATING ACTIVITIES	$(7,552)	$834	$(656)	$—	$(7,374)
CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES:
Proceeds from sale of assets	—	378	—	—	378
Capital expenditures for plant and equipment	(8,233)	(143)	(578)	—	(8,954)
Net cash used in continuing investing activities	(8,233)	235	(578)	—	(8,576)
CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES:
Payment of financing fees	(107)	—	—	—	(107)
Repayment of capital leases and other, net	(1,080)	—	—	—	(1,080)
Proceeds from revoloving debt	17,400	—	—	—	17,400
Proceeds from issuance (repurchase) of preferred stock	(5)	—	—	—	(5)
Net cash provided by continuing financing activities	16,208	—	—	—	16,208
CASH USED IN DISCONTINUED OPERATIONS	(195)	—	—	—	(195)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(228)	(928)	(407)	—	(1,563)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	141	(1,641)	—	(1,500)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	—	704	4,876	—	5,580
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$—	$845	$3,235	$—	$4,080

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 10-K”). This section contains certain forward-looking statements within the meaning of federal securities laws that involve risks and uncertainties, including statements regarding our plans, objectives, goals, strategies and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under “Cautionary Statement for Forward-Looking Information” below and elsewhere in this report.

General

We generate our revenues, earnings and cash flows from the sale of film and flexible packaging products throughout the world. We manufacture these products at 23 facilities located on 21 sites in the United States, Australia, Canada, Germany and Mexico. Our sales have grown primarily as a result of increased levels of production at acquired facilities, return on capital expenditures and the overall growth in the markets for film and flexible packaging products.

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

During the pendency of the Chapter 11 Cases, the Debtors are operating their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. In addition, the Debtors have entered into a post-petition debtor-in-possession financing facility with certain lenders led by General Electric Capital Corporation that provides for a maximum of approximately $68.8 million of additional post-petition financing, subject to borrowing base availability. We expect to continue to operate in the normal course of business during the reorganization process and all of our 23 manufacturing and research and development facilities around the world are open and continuing to serve customers. However, operating in bankruptcy imposes significant risks on our business and we cannot predict whether or when we will successfully emerge from bankruptcy.

On April 18, 2006, the Debtors filed with the Bankruptcy Court the Debtors’ Second Amended Joint Plan of Reorganization (the “Second Amended Plan”), along with certain exhibits thereto, and the Amended Disclosure Statement for Debtors’ Second Amended Joint Plan of Reorganization (the “Amended Disclosure Statement”), along with certain exhibits thereto. On April 18, 2006, the Bankruptcy Court approved the Amended Disclosure Statement as containing adequate information within the meaning of Section 1125 of the Bankruptcy Code and authorized the Debtors to distribute the Amended Disclosure Statement, including all exhibits thereto, to all holders of claims and interests against each of the Debtors. A hearing to consider confirmation of the Second Amended Plan is currently scheduled for May 31, 2006.

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

We intend to use the Chapter 11 Cases to complete our financial restructuring, resulting in a less leveraged capital structure that is expected to facilitate greater investment in our business. Our proposed plan of reorganization is expected to reduce our indebtedness, redeemable preferred stock and redeemable common stock by up to $595 million and decrease our annual interest expense by up to $86 million.

We recorded sales of $297.7 million in the first quarter of 2006. This is a 13.2% increase from sales of $262.9 million in the first quarter of 2005. First quarter 2006 sales measured in pounds were 216.5 million, which represents a 1.3% increase from the first quarter of 2005.

Total segment profit was $24.1 million for the first quarter of 2006, compared to $21.7 million for the first quarter of 2005. Segment profit, presented in accordance with generally accepted accounting principles (GAAP), reflects income from continuing operations adjusted for interest expense, income taxes, depreciation, amortization, and restructuring charges. The increase in segment profit of $2.4 between periods is primarily attributable to the impact of the increase in sales volume, and favorable waste reduction initiatives offset by increased freight and utility costs and an unfavorable shift in product sales mix.

Average sales price (“ASP”) for the three months ended March 31, 2006 was $1.375 per pound as compared to $1.230 per pound for the three months ended March 31, 2005. This 11.8% increase generated approximately $31 million in incremental sales. However, our raw material costs, of which 60% are resin related, increased approximately $27 million over the comparable period of 2005. Furthermore, while our waste in absolute terms declined 14.5% due to internal waste reduction programs, waste in dollars remained constant due to higher resin costs. Freight and utility costs increased approximately $2 million between periods due to suppliers passing along energy cost increases and to more complex customer demands. Product and customer mix shifts reduced segment profit by approximately $1 million.

Raw Material Costs

The primary raw materials used in the manufacture of most of our products are polypropylene resin, polyethylene resin and PVC resin. The long-term prices of these materials are primarily a function of the price of crude oil and natural gas. Although prices for these resins were significantly higher in the three months ended March 31, 2006 than the three months ended March 31, 2005, prices have dropped significantly over the last few months. We have not historically hedged our exposure to raw material increases, but have moved more customers to programs which would allow us to pass through cost increases in raw materials. Raw material costs as a percentage of sales have increased to 61.2% for the first quarter of 2006, from 58.9% for the comparable period of 2005.

The gap between the speed at which resin price changes are passed on to us and the time at which we can pass these cost changes on to our customers has an impact on both our results of operations and our working capital needs. To the extent we are not able to pass along price increases of raw materials, or to the extent any such price increases are delayed, our cost of goods sold would continue to increase and our gross profit and operating income would correspondingly decrease. Significant increases in raw material prices that cannot be passed on to customers could have a material adverse effect on our results of operations and financial condition.

Results of Operations

The following table sets forth net sales, operating expenses, and operating income, and such amounts as a percentage of net sales, for the three months ended March 31, 2006 and 2005 (dollars in millions).

	Three Months Ended March 31,
	2006		2005
	$	% of Sales	$	% of Sales
Net sales	$297.7	100.0%	$262.9	100.0%
Cost of sales	263.3	88.4	228.9	87.1
Gross profit	34.4	11.6	34.0	12.9
Operating expenses before restructuring and other costs	20.4	6.9	22.2	8.4
Restructuring and other costs	53.6	18.0	0.1	—
Total operating expenses	74.0	24.9	22.3	8.4
Operating income (loss)	$(39.6)	(13.3)%	$11.7	4.5%
Operating income excluding restructuring and other costs	$14.0	4.7%	$11.8	4.5%

Three Months Ended March 31, 2006 Compared with the Three Months Ended March 31, 2005

Net Sales

Net sales increased by $34.8 million, or 13.2%, to $297.7 million for the first quarter of 2006 from $262.9 million for the three months ended March 31, 2005. The increase consisted of a 1.3% increase in our in sales volume and a 11.8% increase in our average selling prices. See “Operating Segment Review” below for a detailed discussion of sales volumes and selling prices by segment and division.

Gross Profit

Gross profit increased by $0.4 million to $34.4 million for the first quarter of 2006, from $34.0 million for the first quarter of 2005. This increase was primarily due to increased sales volumes, offset by higher freight and utility costs and an unfavorable shift in product sales mix. Average selling prices were increased at sufficient rates to cover resin price increases. See “Operating Segment Review” below for a detailed discussion of the margin variances by segment.

Total Operating Expenses before Restructuring and Other Costs

Total operating expenses before restructuring and other costs decreased $1.8 million, or 8.1%, to $20.4 million for the first quarter of 2006, from $22.2 million for the first quarter of 2005. This decrease was primarily attributable to a $2.0 million decrease in selling and administrative expenses offset by a $0.3 million increase in research and development costs.

Restructuring and Other Costs

Restructuring and other costs were $53.6 million for the first quarter of 2006, compared to $0.1 million for the first quarter of 2005. Restructuring and other costs in the first quarter of 2006 included the write-off of $15.8 million of unamortized capitalized financing fees associated with the issuance of our 13% Senior Subordinated Notes due 2010 (2000/2002 Notes) and our Amended and Restated Credit Agreement, $5.9 million in unamortized original issue discount, net of premiums, associated with the issuance of our 2000/2002 Notes and $24.6 million associated with the issuance of our Series A Preferred

Stock and $7.3 million of legal and financial advisory fees incurred in connection with the Company’s bankruptcy proceedings. The restructuring and other costs for the first quarter of 2005 included $0.1 million of period costs related to the closure of our Harrisville, Rhode Island plant.

Operating Income (Loss)

During the first quarter of 2006, the Company recorded an operating loss of $39.6 million as a result of restructuring and other costs of $53.6 million. Excluding restructuring and other costs, operating income increased $2.2 million or 18.6% to $14.0 million for the three months ended March 31, 2006 compared to $11.8 million the three months ended March 31, 2005 due to the factors discussed above.

Interest Expense

Interest expense on current and long-term debt decreased by $6.6 million to $19.8 million for the first quarter of 2006, from $26.4 million for the first quarter of 2005. This was primarily due to the discontinuance, effective January 3, 2006, of the interest accrual on our Senior Subordinated Notes due 2010 deemed impaired in connection with the Company’s financial reorganization.

Interest expense associated with dividends and accretion of the original issue discount on the Company’s Series A Preferred Stock pursuant to SFAS 150, was discontinued, effective January 3, 2006, as these financial instruments have also been deemed impaired in connection with the Company’s financial reorganization. Interest expense associated with the Series A Preferred Stock for the first quarter of 2006 was $0.5 million compared to $9.3 million for the first quarter of 2005.

Income Tax Expense

Income tax expense for the first quarter of 2006 was $1.2 million on pretax losses of $59.6 million, compared to income tax expense of $0.9 million on pretax losses of $24.2 million for the same period in 2005. Income tax benefits related to net operating losses in the United States were offset by a valuation allowance as the realization of these tax benefits is not certain. The income tax expense in the statements of operations primarily reflects foreign income taxes.

Loss from Continuing Operations

Loss from continuing operations for the first quarter of 2006 included restructuring and other costs totaling $53.6 million compared to $0.1 million in 2005. Excluding restructuring and other costs, loss from continuing operations for the three months ended March 31, 2006 was $7.2 million compared to a loss of $25.0 million for the three months ended March 31, 2005.

Discontinued Operations

On September 30, 2004, we sold substantially all of the assets of our wholly-owned subsidiary, Pliant Solutions Corporation and recognized $0.4 million in losses from these discontinued operations during the three months ended March 31, 2005.

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

We have three operating segments: Engineered Films, Industrial Films and Specialty Products Group. During the first quarter of 2006, we streamlined our executive management team and merged our Performance Films operating segment, which manufactures a variety of barrier and custom films for smaller niche flexible packaging and industrial markets into our Specialty Products Group. Segment information in this report for 2005 has been restated to reflect this reorganization.

Summary of segment information (in millions of dollars):

	Engineered Films	Industrial Films	Specialty Products Group	Corporate / Other	Total
Three months ended March 31, 2006
Total net sales	$72.0	$78.2	$145.4	$2.1	$297.7
Segment profit	7.8	7.5	15.5	(6.7)	24.1
Three months ended March 31, 2005
Total net sales	$59.6	$72.8	$127.9	$2.6	$262.9
Segment profit	7.6	6.2	15.7	(7.7)	21.8

Three months ended March 31, 2006 compared with the three months ended March 31, 2005

Engineered Films

Net Sales.   Net sales in Engineered Films increased by $12.4 million, or 20.8%, to $72.0 million for the quarter ended March 31, 2006 from $59.6 million for 2005. This increase was due to an increase in average selling prices of 14.1%, principally due to the pass-through of raw material price increases and a 5.9% increase in sales volume, primarily in personal care and medical films and Canadian markets.

Segment profit.   The Engineered Films segment profit was $7.8 million for the quarter ended March 31, 2006, as compared to $7.6 million for the same period in 2005. This increase in segment profit was primarily due to $1.6 million in increased gross margins from sales volume offset by $0.7 million unfavorable sales price mix and $0.7 million of freight, utilities and other direct costs.

Industrial Films

Net sales.   The net sales of our Industrial Films segment increased by $5.4 million, or 7.4%, to $78.2 million for the quarter ended March 31, 2006 from $72.8 million for the quarter ended March 31, 2005. This increase was principally due to an increase in the average sales prices of 11.7% offset by a 3.9% decline in sales volume, primarily in the Stretch Films Division. The volume decline in the Stretch Film Division can be attributed to a softness in the market driven by inventory stock reductions at distributors. During the last four months of 2005, distributors became concerned about supply disruptions related to the hurricanes. This caused them to purchase in excess of their short-term needs and left many of them in an over-stocked position in the first quarter of 2006 when they slowed their purchasing to reduce inventory levels. This volume loss was somewhat mitigated by increased sales of value-added products.

Segment profit.   The Industrial Films segment profit was $7.5 million for the quarter ended March 31, 2006, as compared to $6.2 million for the same period in 2005. This $1.3 million increase in segment profit was primarily due to favorable sales price mix of $1.6 million and waste reductions of $0.5 million offset by the impact of sales volume reductions of $0.5 million and increased freight, utilities and other costs. In addition, cost improvements in the PVC Films Division along with favorable price movements have helped improve margins from the comparable period in 2005.

Specialty Products Group

Net sales.   The net sales of our Specialty Products Group segment increased $17.5 million, or 13.7% to $145.4 million for the quarter ended March 31, 2006 from $127.9 million for the quarter ended March 31, 2005. This increase was due to a 10.6 % increase in our average selling prices, and a sales volume increase of 2.8%.

Net sales in our Specialty Films division increased $5.3 million, or 10.6%, to $55.2 million for the quarter ended March 31, 2006 from $49.9 million for the quarter ended March 31, 2005. This increase was due to an increase in our average selling prices of 12.7% offset by a decrease in sales volume of 1.8% as a result of continued foreign competition in the Agricultural market. Net sales in our Printed Products Films division increased $12.2 million, or 15.6%, to $90.2 million for the quarter ended March 31, 2006 from $78.0 million for the quarter ended March 31, 2005. This increase was due to an increase in our average selling prices of 8.2% and an increase in sales volume of 7.0% due to incremental sales to several key existing and new customers.

Segment profit.   The Specialty Products Group segment profit was $15.5 million for the quarter ended March 31, 2006, as compared to $15.7 million for the quarter ended March 31, 2005. This $0.2 million decline includes a $2.9 million favorable volume impact offset by $2.4 million in unfavorable sales mix and $0.6 million of incremental freight and utility costs.

Corporate/Other

Corporate/Other includes our corporate headquarters and our research and development facility in Newport News, Virginia. Unallocated corporate expenses decreased by $1.0 million to $6.7 million for the quarter ended March 31, 2006, from $7.7 million for the quarter ended March 31, 2005. This increase was primarily due to a decrease of $0.4 million in payroll related costs and a $0.6 million decrease in legal and other outside services costs.

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

As of March 31, 2006 our outstanding long-term debt consisted of $8.0 million in capital leases. The current portion of our long-term debt and debt in default as of March 31, 2006 consisted of: $277.6 million of our 11 5/8% Senior Secured Notes due 2009 (the “Amended 2004 Notes”), $7.2 million of our 2004 Notes, $250.0 million of our 2003 Notes and $1.4 million in capital leases.

Revolving Credit Facility

On November 21, 2005, the Company entered into an amended revolving credit facility providing up to $140 million of total availability (the “Amended and Restated Credit Agreement”), subject to the borrowing base described below. The Amended and Restated Credit Agreement includes a $25 million letter of credit sub-facility, with letters of credit reducing availability under the Amended and Restated Credit Agreement.

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

As of March 31, 2006, we had approximately $130.9 million of outstanding borrowings under the Amended and Restated Credit Agreement.

On December 31, 2005, an Event of Default occurred under the Amended and Restated Credit Agreement as a result of our failure to make the interest payments due on December 1, 2005 under the 2000/2002 Notes described below.

Upon the bankruptcy filing and execution of the DIP Credit Facility described below, the commitments under the Amended and Restated Credit Agreement were terminated. The $130.9 million of borrowings as of December 31, 2005 remain outstanding as of March 31, 2006, have been classified as liabilities subject to compromise and are expected to be refinanced upon emergence from bankruptcy through an exit credit facility.

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

As of March 31, 2006, the Company had made no borrowings and had approximately $44.5 million of availability under the DIP Credit Facility. Amounts outstanding under the DIP Credit Facility (if any) are expected to be refinanced upon emergence from bankruptcy through an exit credit facility from bankruptcy.

11 5/8% Senior Secured Notes due 2009 (the “Amended 2004 Notes”)

The Amended 2004 Notes accrete from the date of issuance through maturity at the rate of 11 5/8%, compounded semi-annually on each June 15 and December 15. The Amended 2004 Notes are secured (subject to the priming security interest under the DIP Credit Facility) on a first-priority basis by a security interest in our real property, fixtures, equipment, intellectual property and other assets other than the Second-Priority Collateral (the “First-Priority Note Collateral”) and on a second-priority basis by a security interest in substantially all our inventory, receivables and deposit accounts, 100% of the capital stock of, or other equity interests in existing and future domestic subsidiaries and foreign subsidiaries that are note guarantors, 65% of the capital stock of, or other equity interests in existing and future first-tier foreign subsidiaries, investment property and certain other assets of the Company and the note guarantors (the “Second-Priority Note Collateral”). The Amended 2004 Notes are guaranteed by our existing and future domestic restricted subsidiaries and certain foreign subsidiaries.

The Amended 2004 Notes mature on June 15, 2009. On or after June 15, 2007, we may redeem some or all of the Amended 2004 Notes at the following redemption prices (expressed as percentages of the sum of the principal amount, plus accrued and unpaid interest); 111.625% if redeemed prior to June 15, 2007; 108.719% if redeemed prior to December 15, 2007; 105.813% if redeemed prior to June 15, 2008; 102.906% if redeemed prior to December 15, 2008; and 100.000% if redeemed on or before June 15, 2009.

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

11 1/8% Senior Secured Discount Notes due 2009 (or the “2004 Notes”)

The 2004 Notes mature on June 15, 2009 and are secured by a first-priority security interest in the First-Priority Note Collateral and a second-priority security interest in the Second-Priority Note Collateral.

The 2004 Notes are guaranteed by our existing and future domestic restricted subsidiaries and certain foreign subsidiaries.

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

11 1/8% Senior Secured Notes due 2009 (the “2003 Notes”)

The 2003 Notes rank equally with our existing and future senior debt and rank senior to our existing and future subordinated indebtedness, including the 13% Senior Subordinated Notes due 2010. The 2003 Notes are secured by a second priority security interest in both the First Priority Note Collateral and the Second Priority Note Collateral. The 2003 Notes are guaranteed by some of our subsidiaries.

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

The Company did not make the $20.0 million interest payments that were due under the 2000/2002 Notes on December 1, 2005. As a result of the failure to make those interest payments by December 31, 2005, an Event of Default occurred under the 2000/2002 Notes on December 31, 2005. The holders of the notes and the trustee under the indentures are prohibited from exercising remedies thereunder without prior approval by the Bankruptcy Court. Our proposed plan of reorganization provides for the 2000/2002 Notes to be exchanged for a combination of new debt, new preferred stock, new common stock and, in certain circumstances, cash.

Preferred stock

We have approximately $289.2 million of Series A Cumulative Exchangeable Redeemable Preferred Stock outstanding as of March 31, 2006, which is considered impaired within the meaning of section 1124 of the Bankruptcy Code and the related liquidation value and accrued dividends through January 2, 2006 have been classified as liabilities subject to compromise in our consolidated balance sheet. The Series A preferred stock accrues dividends at the rate of 16% per annum.

In addition, we have $0.1 million of Series B Redeemable Preferred Stock outstanding. During 2004, we adopted a 2004 Restricted Stock Incentive Plan, pursuant to which we sold to our President and Chief Executive Officer and selected additional officers of the Company, 720 shares of a newly-created, non-voting Series B Redeemable Preferred Stock (the “Series B Preferred Stock”) for a cash purchase price of $162 per share. These shares of Series B Preferred Stock were issued in private transactions with officers of the Company and therefore were exempt from the registration requirements of the Securities Act of 1933.

Net Cash Provided by/Used in Operating Activities

Net cash provided in operating activities was $19.9 million for the three months ended March 31, 2006, an increase of $23.1 million, compared to net cash used by operating activities of $7.4 million for the same period in 2005. This increase was due primarily to reductions in working capital items of $20.8 million. Accounts receivable and inventories on a combined basis increased $15.6 million in the three months ended March 31, 2006 compared to an increase of $16.0 million in the three months ended March 31, 2005. Accounts payable and accrued liabilities on a combined basis increased $18.3 million in the three months ended March 31, 2006 compared to an increase of $4.4 million for the three months ended March 31, 2005. Other assets, which included $7.3 million of cash collateralized letters of credit as of December 31, 2005, decreased $6.6 million as the cash collateralization on $6.5 million of these letters credit was no longer required as of March 31, 2006.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased $1.4 million to $7.2 million for the three months ended March 31, 2006, from $8.6 million for the three months ended March 31, 2005 primarily due to a decrease in capital expenditures of $1.7 million.

Net Cash Provided by/Used in Financing Activities

Net cash used in financing activities was $1.5 million for the three months ended March 31, 2006, compared to net cash provided by financing activities of $16.2 million for the three months ended March 31, 2005. Activity for the first three months of 2006 included $1.0 million payment of arrangement fees associated with our DIP revolving credit facility and $0.5 million of repayments of capital leases. The activity for the first three months of 2005 included borrowings under the revolving credit facility of $17.4 million, offset by payments of $0.1 million in financing fees and $1.1 million repayments of capital lease and insurance financing.

Liquidity

As of March 31, 2006, we had approximately $170.3 million of working capital excluding current maturities of long term debt and debt in default and approximately $19.3 million in cash and cash equivalents. A portion of our cash and cash equivalents are held by our foreign subsidiaries. Repatriation tax rates may make it economically unattractive to access cash and cash equivalents generated by our foreign operations for use in our U.S. operations, including to pay principal and interest on outstanding borrowings.

As of March 31, 2006, we had approximately $130.9 million of outstanding borrowings under the Amended and Restated Credit Agreement.

The bankruptcy filing and the entry into the DIP Credit Facility have resulted in a significant amount of potential additional liquidity becoming available to the Company. Since the bankruptcy filing, the Company has been able to meet its operational cash needs from cash flow from operations and has not yet borrowed any funds under the DIP Credit Facility. Additionally, as a result of the bankruptcy filing the Company has not been required to make any interest payments on the 2003 Notes, including the $13.9 million payment that was due on March 1, 2006. The Company currently believes that cash flow from operations and amounts available under the DIP Credit Facility will be adequate to address our foreseeable liquidity needs in the normal course of business prior to emergence from bankruptcy.

In order to successfully emerge from bankruptcy, the Company will be required to restore working capital balances to more normal levels and to obtain an exit credit facility to refinance the outstanding indebtedness under the Amended and Restated Credit Facility and DIP Credit Facility (if any) and to finance the expected cash needs of future operations. Although the terms of post-emergence trade credit and exit financing are not known and are impossible to predict with certainty, the Company believes that it will be able to obtain trade credit terms and exit financing that will be sufficient to allow it to meet its expected cash needs following emergence from bankruptcy.

Off-Balance Sheet Arrangements.

Not applicable.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. These risks include, but are not limited to: general economic and business conditions, particularly an economic downturn; inability to conclude our financial restructuring; continuing losses and charges against earnings resulting from restructuring or the impairment of assets; industry trends; risks of high leverage and any increases in our leverage; interest rate increases; changes in our ownership structure; raw material costs and availability, particularly resin; the timing and extent to which we pass through resin cost changes to our customers; changes in credit terms from our suppliers; competition; the loss of any of our major customers; changes in demand for our products; new technologies; changes in distribution channels or competitive conditions in the markets or countries where we operate; costs of integrating any future acquisitions; loss of our intellectual property rights; foreign currency fluctuations and devaluations and political instability in our foreign markets; changes in our business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; labor relations and work stoppages; increases in the cost of compliance with laws and regulations, including environmental laws and regulations; and other risks and uncertainties listed or described from time to time in reports we periodically file with the SEC. Each of these risks and certain other uncertainties are discussed in more detail in the 2005 Form 10-K. There may be other factors, including those discussed elsewhere in this report that may cause our actual results to differ materially from the forward-looking statements. Any forward-looking statements should be considered in light of these factors.

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

Our revolving credit facility is at a variable rate of interest. An increase of 1% in interest rates would result in an additional $1.3 million of annual interest expense based on our revolving credit facility balance of $130.9 million as of March 31, 2006.

Our raw material costs are comprised primarily of resins. Our resin costs comprised approximately 65% of our total manufacturing costs. Market risk arises from changes in resin costs. Although the average selling prices of our products generally increase or decrease as the cost of resins increases or decreases, the impact of a change in resin prices is more immediately reflected in our raw material costs than in our selling prices. In prior years, we entered into commodity collar agreements to manage resin market risks. At March 31, 2006, we did not have any commodity collar agreements outstanding. Prices for resin have dropped dramatically during 2006 and are expected to continue to decline.

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

We enter into certain transactions denominated in foreign currencies but, because of the relatively small size of each individual currency exposure, we have not ordinarily employed hedging techniques designed to mitigate foreign currency exposures. Gains and losses from these transactions are immaterial and are reflected in the results of operations.

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

On April 18, 2006, the Debtors filed with the Bankruptcy Court the Second Amended Plan and the Amended Disclosure Statement.  On April 18, 2006, the Bankruptcy Court approved the Amended Disclosure Statement as containing adequate information within the meaning of section 1125 of the Bankruptcy Code and authorized the Debtors to distribute the Amended Disclosure Statement, including all exhibits thereto, to all holder of claims and interests against each of the Debtors.

The Company filed a patent infringement complaint against MSC Marketing & Technology, Inc., d/b/a Sigma Stretch Film and Atlantis Plastics, Inc. on May 19, 2004, Case No. 04-C-3509 (N.D. Ill.) The Company sells a patented plastic film that is used to wrap pallet loads. The patent infringement lawsuit was filed to protect the Company’s exclusive right to this film’s patented features, which provide the Company’s product with advantages in this industry. In this lawsuit, the Company seeks an injunction and past damages relating to sales of competing film products. On February 15, 2006, the Court issued its decision regarding construction of the patent’s claims, adopting the Company’s proffered constructions on all claims except one.  The Company is seeking permission immediately appeal the decision on the one claim to the Court of Appeals for the Federal Circuit while the case continues in the discovery phase.

On August 30, 2005, Tredegar Film Products Corp. filed a complaint against the Company, Case No. 05 CH 14715 (Cook County, Illinois Circuit Court, Chancery Division). On May 3, 2006, plaintiff filed an amended complaint. In this lawsuit, Tredegar seeks compensatory damages in excess of $30,000 and $2 million in punitive damages against the Company for alleged misappropriation and misuse of alleged Tredegar trade secrets related to the hiring by the Company of two former Tredegar employees. This case is currently subject to the automatic stay provisions of the Bankruptcy Code, as noted above. Prior to the stay taking effect on January 3, 2006, the case was in the early stages of discovery.

We are involved in ongoing litigation matters from time to time in the ordinary course of our business. In our opinion, none of such litigation is material to our financial condition or results of operations.

ITEM 1A.        RISK FACTORS

There have been no material changes to the risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

The Company defaulted in the payment of $13.9 million of interest that was due on its 2003 Notes on March 1, 2006 and has not cured that default. As of the date of this report, the total arrearage with respect to the defaulted interest payment is $13.9 million plus interest (if any) on the overdue installment of interest to the extent allowed by the Bankruptcy Court.

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
Date: May 15, 2006

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