Form 10-Q
period 2006-06-30
PLIANT CORPORORATION
filed 2006-08-14
CIK 1049442

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number 333-40067

PLIANT CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	43-2107725
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On August 9, 2006, there were 100,000 outstanding shares of the registrant’s Common Stock.

PLIANT CORPORATION AND SUBSIDIARIES

EXPLANATORY NOTE

On July 18, 2006, Pliant Corporation consummated its reorganization through a series of transactions contemplated in the Debtors’ Fourth Amended Joint Plan of Reorganization, dated as of June 19, 2006, which previously had been approved by order of the United States Bankruptcy Court for the District of Delaware on June 23, 2006.   In connection therewith, Pliant Corporation changed its state of incorporation from Utah to Delaware and obtained a new I.R.S. Employer Identification Number as set forth on the cover page of this report.  Additional information with respect to the reorganization is set forth in footnote 16 – “Subsequent Events” to the financial statements included in Item 1 of Part 1 of this report. The consolidated financial statements set forth herein are those of the Utah corporation and relate to periods ended prior to our emergence from bankruptcy on July 18, 2006.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2006 (UNAUDITED) AND DECEMBER 31, 2005 (DOLLARS IN THOUSANDS)

	June 30,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,723	$12,802
Receivables, net of allowances of $5,162 and $5,672, respectively	143,951	137,684
Inventories (Note 3)	106,662	106,826
Prepaid expenses and other	6,178	7,222
Income taxes receivable, net	1,196	1,074
Deferred income taxes	11,358	11,424
Total current assets	303,068	277,032
PLANT AND EQUIPMENT, net	294,670	294,993
GOODWILL	182,262	182,245
INTANGIBLE ASSETS, net	14,657	14,719
OTHER ASSETS	28,067	51,916
TOTAL ASSETS	$822,724	$820,905

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt and debt in default (Note 2, 9)	$544,113	$973,244
Trade accounts payable	63,650	52,000
Accrued liabilities:
Interest payable	24,684	34,359
Customer rebates	6,502	9,538
Other	48,308	41,307
Total current liabilities	687,257	1,110,448
LONG-TERM DEBT, net of current portion	7,566	8,451
OTHER LIABILITIES	34,872	34,677
DEFERRED INCOME TAXES	30,994	31,575
SHARES SUBJECT TO MANDATORY REDEMPTION (Note 2, 11)	—	270,689
LIABILITIES SUBJECT TO COMPROMISE (Note 2)	771,218	—
Total Liabilities	1,531,907	1,455,840
REDEEMABLE PREFERRED STOCK - Series B - 720 shares authorized, no par value, 628 shares outstanding at June 30, 2006 and December 31, 2005, respectively	102	102
REDEEMABLE COMMON STOCK - no par value; 60,000 shares authorized; 10,873 shares outstanding at June 30, 2006 and December 31, 2005, net of related stockholders’ notes receivable of $1,827 at June 30, 2006 and December 31, 2005	6,645	6,645
STOCKHOLDERS’ DEFICIT:
Common stock - no par value; 10,000,000 shares authorized, 542,618 shares outstanding at June 30, 2006 and December 31, 2005	103,376	103,376
Warrants to purchase common stock	39,133	39,133
Accumulated deficit	(838,736)	(763,940)
Stockholders’ notes receivable	(660)	(660)
Accumulated other compensation loss	(19,043)	(19,591)
Total stockholders’ deficit	(715,930)	(641,682)
TOTAL LIABILITIES AND STOCKOLDERS’ DEFICIT	$822,724	$820,905

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (IN THOUSANDS) (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

NET SALES	$289,073	$259,246	$586,729	$522,134

COST OF SALES	252,118	226,311	515,425	455,249

Gross Profit	36,955	32,935	71,304	66,885

OPERATING EXPENSES:
Sales, General and Administrative	17,831	19,474	35,931	39,589
Research and Development	2,304	2,222	4,602	4,232
Restructuring and Other Costs (Note 4)	15	1,950	30	2,082
Financial Restructuring (Note 2)	10,271	—	63,821	—
Total operating expenses	30,421	23,646	104,384	45,903

OPERATING INCOME (LOSS)	6,534	9,289	(33,080)	20,982

INTEREST EXPENSE - Current and Long-term debt (Note 5, 9)	(20,499)	(29,244)	(40,340)	(55,628)
INTEREST EXPENSE - Dividends and accretion on Redeemable Preferred Stock (Note 11)	—	(9,651)	(271)	(18,957)
OTHER INCOME (EXPENSE) - Net	(11)	4,145	137	3,939

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(13,976)	(25,461)	(73,554)	(49,664)

INCOME TAX EXPENSE	13	448	1,242	1,335

LOSS FROM CONTINUING OPERATIONS	(13,989)	(25,909)	(74,796)	(50,999)

LOSS FROM DISCONTINUED OPERATIONS	—	(222)	—	(560)

NET LOSS	$(13,989)	$(26,131)	$(74,796)	$(51,559)

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (IN THOUSANDS) (UNAUDITED)

	Six Months Ended
	June 30,
	2006	2005
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
Net loss	$(74,796)	$(51,559)
Adjustments to reconcile net loss to net cash (used in) / provided by continuing operating activities:
Depreciation and amortization	20,012	19,961
Amortization of deferred financing costs and accretion of debt discount	18,621	18,879
Deferred dividends and accretion on preferred shares	271	18,957
Write off of deferred financing costs	15,777	—
Write off of original issue debt discount and premium	30,453	—
Deferred income taxes	(331)	224
Loss from discontinued operations	—	560
Gain or loss on disposal of assets	28	(4,161)
Changes in assets and liabilities:
Receivables	(5,830)	(696)
Inventories	478	8,082
Prepaid expenses and other	1,013	627
Income taxes payable/receivable	591	(209)
Other assets	6,519	1,107
Trade accounts payable	11,784	(5,901)
Accrued liabilities	18,166	(3,809)
Other liabilities	9	2,538
Other	—	(33)
Net cash (used in) / provided by continuing operating activities	42,765	4,567

CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES:
Proceeds from sale of assets	—	5,170
Capital expenditures for plant and equipment	(18,364)	(16,627)
Net cash used in continuing investing activities	(18,364)	(11,457)

CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES:
Repurchase of preferred stock	—	(10)
Issuance of senior secured notes	—	250,607
Repayment of senior secured discount notes	—	(250,607)
Payment of financing fees	(1,652)	(7,507)
Repayment of capital leases and other, net	(946)	(1,374)
Proceeds from revolving debt - net	—	14,800
Net cash provided by / (used in) continuing financing activities	(2,598)	5,909

DISCONTINUED OPERATIONS (REVISED - SEE NOTE 1):
Cash used in operating activities	—	(195)
Total cash used in discontinued operations	—	(195)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(882)	(143)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,921	(1,319)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	12,802	5,580
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$33,723	$4,261
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	6,700	43,242
Income taxes	626	1,624
Other non-cash disclosure:
Preferred Stock dividends accrued but not paid	257	17,848

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2006 (IN THOUSANDS) (UNAUDITED)

			Warrants to			Accumulated
			Purchase		Stockholders’	Other
	Common Stock		Common	Accumulated	Notes	Comprehensive
	Shares	Amount	Stock	Deficit	Receivable	Loss	Total
BALANCE, DECEMBER 31, 2005	543	$103,376	$39,133	$(763,940)	$(660)	$(19,591)	$(641,682)

Net Loss	—	—	—	(74,796)	—	—	(74,796)

Foreign currency translation adjustment	—	—	—	—	—	548	548

BALANCE, JUNE 30, 2006	543	$103,376	$39,133	$(838,736)	$(660)	$(19,043)	$(715,930)

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

Nature of operations   Pliant Corporation and its subsidiaries (collectively “Pliant”, the “Company” or ”we”) produce polymer-based (plastic), value-added films for flexible packaging, personal care, medical, agricultural and industrial applications. Our manufacturing facilities are located in the United States, Canada, Mexico, Germany and Australia.

Principles of Consolidation   The accompanying condensed consolidated financial statements have been prepared, without audit, in accordance with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. The information reflects all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows of Pliant as of the dates and for the periods presented. Results of operations for the period ended June 30, 2006 are not necessarily indicative of results of operations to be expected for the full fiscal year.

Certain information in footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Certain reclassifications have been made to the condensed consolidated financial statements for the periods ended June 30, 2005 for comparative purposes, including separate disclosure of the operating, investing and financing portions of the cash flows attributable to discontinued operations, which in prior periods were reported on a combined basis as a single amount.

Bankruptcy Filing   On January 3, 2006, Pliant Corporation and ten subsidiaries (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking relief under the provisions of chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) (the “Chapter 11 Cases”). The Chapter 11 Cases have been jointly administered under the caption “In re: Pliant Corporation, et al., Case No. 06-10001”. Three of our subsidiaries with Canadian operations commenced ancillary proceedings in a Canadian court to recognize the Chapter 11 proceedings as “foreign proceedings” pursuant to Canada’s Companies’ Creditors Arrangement Act (“CCAA”). The Debtors continued to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. Pliant’s subsidiaries in Australia, Germany and Mexico were not included in the filings, and continued their business operations without supervision from the Bankruptcy Court and without being subject to the requirements of chapter 11 of the Bankruptcy Code.

In addition, the Debtors entered into a post-petition debtor-in-possession financing facility with certain lenders led by General Electric Capital Corporation that provided for a maximum of approximately $68.8 million of additional post-petition financing, subject to borrowing base availability. We continued to operate in the normal course of business during the reorganization process and all of our 23 manufacturing and research and development facilities around the world remained open and continued to serve customers.

On April 18, 2006, the Debtors filed with the Bankruptcy Court the Debtors’ Second Amended Joint Plan of Reorganization (the “Second Amended Plan”), along with certain exhibits thereto, and the Amended Disclosure Statement for Debtors’ Second Amended Joint Plan of Reorganization (the “Amended Disclosure Statement”), along with certain exhibits thereto. On April 18, 2006, the Bankruptcy Court approved the Amended Disclosure Statement as containing adequate information within the meaning of section 1125 of the Bankruptcy Code and authorized the Debtors to distribute the Amended Disclosure Statement, including all exhibits thereto, to all holders of claims and interests against each of the Debtors.  On June 5, 2006, the Debtors filed with the Bankruptcy Court the Debtors’ Third Amended Joint Plan of Reorganization (the “Third Amended Plan”).  On June 16, 2006, the Company reached an agreement with representatives of its key classes of bondholders and shareholders in the Chapter 11 Cases.  On June 19, 2006, consistent with the terms of this agreement, the Debtors filed with the Bankruptcy Court the Debtors’ Fourth Amended Joint Plan of Reorganization (the “Fourth Amended Plan”) which was approved by the Bankruptcy Court on June 23, 2006.  On July 18, 2006, the Company consummated its reorganization through a series of transactions contemplated in the Fourth Amended Plan (see footnote 16 “Subsequent Events” for details).  On July 18, 2006, the Company filed with the Bankruptcy Court a Notice of Effective Date of Debtors’ Fourth Amended Joint Plan of Reorganization and Bar Date for Certain Claims (the “Notice”) announcing the effectiveness of the Fourth Amended Plan.

American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), applies to the Debtors’ financial statements while the Debtors operate under the provisions of chapter 11. SOP 90-7 generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business are reported separately as financial restructuring costs in the statements of operations for the three and six months ended June 30, 2006. The balance sheet also distinguishes prepetition liabilities subject to compromise from those prepetition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization are reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, reorganization related items that significantly impact cash provided by continuing operations are disclosed separately in the statement of cash flows.

New Accounting Pronouncements

In July 2006, the FASB issued Statement of Financial Accounting Standards Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.”  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  The Company intends to adopt FIN 48 effective January 1, 2007 and has not yet determined the impact, if any, this adoption will have on its financial condition or results of operations.

2.   LIABILITIES SUBJECT TO COMPROMISE, REORGANIZATION ITEMS AND DEBTORS’ FINANCIAL STATEMENTS

The Company did not make a $20.8 million interest payment due December 1, 2005 to holders of its 13% Senior Subordinated Notes due 2010 (the “2000/2002 Notes”). Failure to make this payment by December 31, 2005 placed the Company in default under its 2000/2002 Notes Indenture, and its Amended and Restated Credit Agreement dated November 21, 2005. Claims filed in the Bankruptcy Court associated with the Company’s 2000/2002 Notes, Amended and Restated Credit Agreement and mandatorily redeemable preferred shares and redeemable common stock put for redemption (see footnote 11) are considered impaired within the meaning of section 1124 of the Bankruptcy Code and their related principal and unpaid interest are classified as liabilities subject to compromise in the Company’s consolidated balance sheet.

Liabilities subject to compromise as of June 30, 2006 consist of the following:

($ Thousands)
Debt
13% Senior Subordinated Notes	$320,000
Amended and Restated Revolving Credit Agreement	130,924
450,924
Mandatorily Redeemable Stock
Preferred	289,195
Common net of shareholder note	6,362
295,557
Accrued interest on debt subject to compromise	24,737
Total Liabilities Subject to Compromise	$771,218

The Company’s bankruptcy filing constituted an Event of Default under the indentures governing issuance of the Company’s 11 1/8% Senior Secured Notes due 2009 (the “2003 Notes”), 11 1/8% Senior Secured Discount Notes due 2009 (the “2004 Notes”) and 11 5/8% Senior Secured Notes due 2009 (the “Amended 2004 Notes”) and their outstanding balances have been classified as current liabilities in the Company’s consolidated balance sheet. Under the Fourth Amended Plan, the 2003 Notes, 2004 Notes and Amended 2004 Notes were reinstated in accordance with their respective terms, subject to a .225% payment-in-kind interest rate increase with respect to the 2004 Notes and Amended 2004 Notes, thereby increasing the interest rate of such notes to 11.35% and 11.85%, respectively, effective as of July 18, 2006.

The Debtors have incurred professional fees and other expenses directly associated with the bankruptcy proceedings. In addition, the Debtors have made certain adjustments to the carrying values of certain pre-petition assets and liabilities. Such costs and adjustments are classified as financial restructuring items in the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2006 and consist of the following (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006

Debt subject to compromise:
Write-off of unamortized original issuance, discount, net	$—	$5,856
Write-off of unamortized capitalized financing fees	—	15,777
	—	21,633
Manditorily Redeemable Preferred Stock
Write-off of unamortized original issuance discount	—	24,597
Professional fees	10,271	17,591
Financial Restructuring	$10,271	$63,821

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

DEBTORS CONDENSED COMBINED BALANCE SHEETS
AS OF JUNE 30, 2006 (DOLLARS IN THOUSANDS) (UNAUDITED)

June 30, 2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,115
Receivables, net of allowances	124,819
Inventories	99,867
Prepaid expenses and other	5,110
Income taxes receivable, net	1,404
Deferred income taxes	11,348
Total current assets	268,663
PLANT AND EQUIPMENT, net	268,297
GOODWILL	182,262
INTANGIBLE ASSETS, net	14,657
INVESTMENT IN SUBSIDIARIES	(42,551)
OTHER ASSETS	25,594
TOTAL ASSETS	$716,922

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt and debt in default	$544,050
Trade accounts payable	55,889
Accrued liabilities:
Interest payable	24,684
Customer rebates	6,502
Other	45,339
Due to (from) affiliates	(70,383)
Total current liabilities	606,081
LONG-TERM DEBT, net of current portion	3,523
OTHER LIABILITIES	31,808
DEFERRED INCOME TAXES	28,421
LIABILITIES SUBJECT TO COMPROMISE	771,218
Total Liabilities	1,441,051
REDEEMABLE PREFERRED STOCK	102
REDEEMABLE COMMON STOCK	6,645
STOCKHOLDERS’ DEFICIT:
Common stock	124,289
Warrants to purchase common stock	39,133
Accumulated deficit	(877,491)
Stockholders’ notes receivable	(660)
Accumulated other compensation loss	(16,147)
Total stockholders’ deficit	(730,876)
TOTAL LIABILITIES AND STOCKOLDERS’ DEFICIT	$716,922

DEBTORS CONDENSED COMBINED STATEMENT OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 (IN THOUSANDS) (UNAUDITED)

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006

NET SALES	$272,862	$558,482
COST OF SALES	238,544	491,827
Gross Profit	34,318	66,655
OPERATING EXPENSES:
Sales, General and Administrative	16,168	32,774
Research and Development	2,298	4,578
Restructuring and Other Costs	15	30
Financial Restructuring	10,271	63,821
Total operating expenses	28,752	101,203
OPERATING INCOME (LOSS)	5,566	(34,548)
INTEREST EXPENSE	(18,967)	(37,617)
EQUITY IN EARNINGS OF SUBSIDIARIES	(2,656)	(2,835)
OTHER INCOME (EXPENSE) - Net	898	1,012
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(15,159)	(73,988)
INCOME TAX EXPENSE (BENEFIT)	(200)	684
LOSS FROM CONTINUING OPERATIONS	(14,959)	(74,672)
LOSS FROM DISCONTINUED OPERATIONS	—	—
NET LOSS	$(14,959)	$(74,672)

DEBTORS CONDENSED COMBINED STATEMENTS OF CASH FLOW

FOR THE SIX MONTHS ENDED JUNE 30, 2006 (IN THOUSANDS) (UNAUDITED)

CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
Net loss	$(74,672)
Adjustments to reconcile net loss to net cash provided by continuing operating activities:
Depreciation and amortization	17,563
Amortization of deferred financing costs and accretion of debt discount	18,621
Deferred dividends and accretion on preferred shares	271
Write off of deferred financing costs	15,777
Write off of original issue debt discount and premium	30,453
Deferred income taxes	369
Loss on disposal of assets	13
Changes in assets and liabilities:
Receivables	(4,474)
Inventories	816
Prepaid expenses and other	743
Income taxes payable/receivable	(44)
Other assets	6,586
Trade accounts payable	11,870
Accrued liabilities	18,465
Due to (from) affiliates	(1,036)
Other	(144)
Net cash provided by continuing operating activities	41,177
CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES:
Capital expenditures for plant and equipment	(17,941)
Net cash used in continuing investing activities	(17,941)
CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES:
Payment of financing fees	(1,652)
Repayment of capital leases and other, net	(653)
Net cash provided (used in) continuing financing activities	(2,305)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,300)
NET INCREASE IN CASH AND CASH EQUIVALENTS	19,631
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	6,484
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$26,115

3.                 INVENTORIES

Inventories are valued at the lower of cost (using the first-in, first-out method) or market value. Inventories as of June 30, 2006 and December 31, 2005 consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005

Finished Goods	$48,970	46,179
Raw materials	46,008	50,560
Work-in-progress	11,684	10,087

Total	$106,662	$106,826

4.                 RESTRUCTURING AND OTHER COSTS

Restructuring and other costs include plant closing costs (including costs related to relocation of manufacturing equipment), office closing costs and other costs related to workforce reductions.

The following table summarizes restructuring and other costs for the three and six months ended June 30, 2006 and 2005, as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Plant closing costs:
Severence	$—	$292	$—	$359
Other plant closure costs	15	1,869	30	1,934
	15	2,161	30	2,293
Office closing and workforce reduction
Severence	—	(84)	—	(84)
Leases	—	(127)	—	(127)
	—	(211)	—	(211)
	$15	$1,950	$30	$2,082

The following table summarizes the roll-forward of the reserve from December 31, 2005 to June 30, 2006:

			Accruals for the six months ended June 30, 2006
					Other
	December 31, 2005				Plant			June 30, 2006
	# Employees	Accrual	Additional		Closure		Payments	# Employees	Accrual
	Terminated	Balance	Employees	Severence	Costs	Total	/Charges	Terminated	Balance
Plant Closing Costs:
Merced	54	$1,000	—	$—	$—	$—	$—	54	$1,000
Rhode Island	49	5	—	—	—	—	(2)	49	3
Leases	—	2,845	—	—	30	30	(572)	—	2,303
Alliant	19	2	—	—	—	—	—	19	2
	122	$3,852	$—	$—	$30	$30	$(574)	122	$3,308
Office closing Workforce Reduction Costs:
Severence	—	$—	—	$—	$—	$—	$—	—	$—
Leases	—	379	—	—	—	—	—	—	379
	—	$379	—	$—	$—	$—	$—	—	$379
Total Plant & Office Closing	122	$4,231	—	$—	$30	$30	$(574)	122	$3,687

Plant Closing Costs

2006 – No restructuring activities have been initiated in 2006.

2005 – During the first half of 2005, we accrued $1.9 million for the net costs to terminate the remaining equipment lease agreements associated with our Shelbyville, Indiana facility as a result of the sale of our Alliant recloseables business, incurred $0.2 million of security, severance and other plant closure costs associated with our Harrisville, Rhode Island facility and incurred $0.2 million in severance costs associated with the sale of our Alliant business in the second quarter. The Shelbyville, Indiana and Alliant related restructuring costs are attributable to our Specialty Products Group and the Harrisville, Rhode Island costs are attributable to our Engineered Films segment.

2004 – During the third quarter of 2004, we closed our Harrisville, Rhode Island facility and moved its production to more modern and efficient facilities. This restructuring plan resulted in a workforce reduction of 49 positions. All restructuring plan costs are attributable to our Engineered Films segment and totaled $2.7 million, consisting primarily of fixed asset impairment of $1.4 million, equipment relocation costs of $0.4 million, severance and other personnel related costs of $ 0.3 million and other costs of $0.6 million.

2003 – During 2003, we accrued the present value of future lease payments on three buildings we no longer occupied.  As of June 30, 2006 $1.1 million of these accruals are remaining.

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

5.                 INTEREST  EXPENSE – Current and Long-term debt

Interest expense – current and long-term debt in the statement of operations for the three and six month periods ended June 30, 2006 and 2005 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Interest expense, net
Revolving credit facilities	$2,534	$916	$5,055	$1,558
2000/2002 Notes (a)	—	10,400	471	20,800
2003 Notes	6,953	6,953	13,906	13,906
2004 Notes	195	2,328	390	9,201
Amended 2004 Notes	7,840	4,757	15,681	4,757
Other, net	1,723	122	2,293	459
Interest expense accrued, net	19,245	25,476	37,796	50,681
Recurring amortization of financing fees	1,254	3,768	2,544	4,947
TOTAL	$20,499	$29,244	$40,340	$55,628

Cash interest payments
Revolving credit facilities	$3,455	$642	$6,537	$697
2000/2002 Notes	—	20,800	—	20,800
2003 Notes	—	—	—	13,906
Other, net (b)	80	7,650	163	7,839
TOTAL	$3,535	$29,092	$6,700	$43,242

(a) Interest expense for 2006 includes interest for the two days prior to the bankruptcy filing, as these notes have been deemed impaired for bankruptcy proceeding purposes, plus interest on the December 1, 2005 unpaid interest payment through January 2, 2006.  Interest for the three and six months at the stated rate of 13% would have been $10,400 and $20,800, respectively.

(b) The three month period ended June 30, 2005 includes $4.9 million of consent fees paid in connection with our Amended 2004 Notes which have been capitalized and will be amortized through June 2009.  In addition, $2.6 million of associated underwriter, legal and accountants fees were paid in cash and expensed on a current basis.

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

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment of Long-Lived Assets,” Pliant Solutions is being accounted for as a discontinued operation and, accordingly, its operating results are segmented and reported as discontinued operations in the accompanying condensed consolidated statements of operations and cash flows.

7.    INCOME TAXES

For the three months ended June 30, 2006, income tax expense was negligible on pretax loss from continuing operations of $14.0 million as compared to income tax expense of $0.4 million on pretax loss from continuing operations of $25.5 million for the three months ended June 30, 2005.  For the six months ended June 30, 2006, income tax expense was $1.2 million on pretax loss from continuing operations of $73.6 million compared to income tax expense of $1.3 million on pretax loss from continuing operations of $49.7 million for the six months ended June 30, 2005.  Income tax benefits related to net operating losses in the United States are offset by a valuation allowance as the realization of these tax benefits is not certain.  Therefore, the income tax expense in the statements of operations primarily reflects foreign income taxes.

8.    COMPREHENSIVE INCOME/(LOSS)

Comprehensive income (loss) for the three months ended June 30, 2006 and 2005 was ($12.5) million and ($26.4) million, respectively. Comprehensive income (loss) for the six months ended June 30, 2006 and 2005 was ($74.2) million and ($54.5) million, respectively. The components of comprehensive income (loss) are net income (loss), and foreign currency translation.

9.    LONG-TERM DEBT

Long-term debt as of June 30, 2005 and December 31, 2004 consists of the following (in thousands):

	June 30,	December 31,
	2006	2005

Credit Facilities:
Revolving credit facility	$—	$130,924
Senior secured discount notes at 11 1/8%, net of unamortized issue discount (2004 Notes)	7,423	7,033
Senior secured notes, interest at 11 5/8% (Amended 2004 Notes)	285,436	269,755
Senior secured notes, interest at 11 1/8% (2003 Notes)	250,000	250,000
Senior subordinated notes, interest at 13.0%, net of unamortized issue discount, premium and discount related to warrants (2000/2002 Notes)	—	314,137
Obligations under capital leases	8,820	9,846
TOTAL	551,679	981,695
Less current portion and debt in default	(544,113)	(973,244)
Long-term portion	$7,566	$8,451

Revolving Credit Facility

On November 21, 2005, the Company entered into an amended revolving credit facility providing up to $140 million of total availability (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement included a $25 million letter of credit sub-facility, with letters of credit reducing availability under the Amended and Restated Credit Agreement.

On December 31, 2005, an Event of Default occurred under the Amended and Restated Credit Agreement as a result of our failure to make the interest payments due on December 1, 2005 to holders of the Company’s 13% Senior Subordinated Notes due 2010 (the “2000/2002 Notes”) described in further detail below. Claims filed in the Bankruptcy Court associated with the Amended and Restated Credit Agreement are considered impaired within the meaning of section 1124 of the Bankruptcy Code and the related principal and unpaid interest is classified as liabilities subject to compromise in the accompanying consolidated balance sheet as of June 30, 2006.

Upon the bankruptcy filing and execution of the DIP Credit Facility described below, the commitments under the Amended and Restated Credit Agreement were terminated. The $130.9 million of borrowings as of December 31, 2005 remained outstanding as of June 30, 2006. Such borrowings subsequently were refinanced upon our emergence from bankruptcy through our exit credit facilities (see footnote 16 “Subsequent Events” for details).

Subject to the priming security interest under the DIP Credit Facility described below, the Amended and Restated Credit Agreement was secured by a first priority security interest in substantially all our inventory, receivables and deposit accounts, 100% of the capital stock of, or other equity interests in, our existing and future domestic subsidiaries, 65% of the capital stock of, or other equity interests in existing and future first-tier foreign subsidiaries, investment property and certain other assets of the Company and its subsidiaries and a second-priority security interest in our real property, fixtures, equipment, intellectual property and other assets.

The interest rates were (i) on $20 million outstanding under the Amended and Restated Credit Agreement, LIBOR plus 6.50% or Alternate Base Rate (either prime rate or .50% over the Federal Funds Rate, if higher) plus 5.25% and (ii) on additional amounts outstanding, LIBOR plus 2.75% or Alternate Base Rate plus 1.50%. The commitment fee for the unused portion of the Amended and Restated Credit Agreement was 0.50% per annum.

DIP Credit Facility

On January 4, 2006, we entered into a Senior Secured, Super Priority, Priming Debtor-in-Possession Credit Agreement, dated as of January 4, 2006 (the “DIP Credit Facility”), among the Company and certain other Debtors, as joint and several borrowers, General Electric Capital Corporation, as administrative agent, collateral agent and lender, Morgan Stanley Senior Funding, Inc., as syndication agent and lender, and the lenders from time to time party thereto. The DIP Credit Facility provided for a $200 million commitment of debtor-in-possession financing to fund the working capital requirements of Pliant and of Pliant’s subsidiaries that are Debtors during the pendency of the bankruptcy proceeding. Although the DIP Credit Facility was nominally in the amount of $200 million, availability was reduced by the aggregate borrowing base of $131.2 million under the Amended and Restated Credit Agreement as of the bankruptcy filing.

The DIP Credit Facility provided the Debtors with up to approximately $68.8 million of additional liquidity, subject to a borrowing base calculated based upon specified percentages of the Debtors’ eligible current and fixed assets, minus $10 million and other reserves. The DIP Credit Facility was guaranteed by the non-borrowing Debtors and secured by a first priority (i.e., priming) lien on substantially all of our domestic and Canadian assets, as well as super-priority administrative expense claims having priority over all our unencumbered pre-petition or post-petition property.

The DIP Credit Facility provided for certain financial and other covenants including, but not limited to, a minimum fixed charge coverage ratio, affirmative covenants and negative covenants with respect to additional indebtedness, new liens, declaration or payment of dividends, sales of assets, acquisitions, loans and investments.

As of June 30, 2006, the Company had made no borrowings and had approximately $44.2 million of availability under the DIP Credit Facility. The DIP Credit Facility was terminated upon our emergence from bankruptcy and replaced with our exit credit facilities (see footnote 16 “Subsequent Events”).

Senior Notes

The bankruptcy filing constituted an Event of Default under the separate Indentures for all of the Company’s Notes, which have been classified as current liabilities in the consolidated balance sheet. Under the Fourth Amended Plan, the 2003 Notes, 2004 Notes and Amended 2004 Notes were reinstated in accordance with their terms, subject to a .225% payment-in-kind interest rate increase with respect to the 2004 Notes and Amended 2004 Notes, thereby increasing the interest rate of such notes to 11.35% and 11.85%, respectively. These Notes are considered unimpaired within the meaning of section 1124 of the Bankruptcy Code and the 2003 Notes, 2004 Notes and Amended 2004 Notes continue to be classified as debt in the accompanying consolidated balance sheet as of June 30, 2006.

The Company did not make the $20.8 million interest payments that were due under the 2000/2002 Notes on December 1, 2005. As a result of the failure to make those interest payments by December 31, 2005, an Event of Default occurred under the 2000/2002 Notes on December 31, 2005. Under the Fourth Amended Plan, the 2000/2002 Notes were exchanged for a combination of new debt, new preferred stock, new common stock and cash. The 2000/2002 Notes were deemed impaired for bankruptcy proceeding purposes and the remaining unamortized discount of $5.9 million recognized as financial restructuring costs in the consolidated statement of operations.

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

Segment profit for the periods ended June 30, 2006 and 2005 and segment assets as of June 30, 2006 and December 31, 2005 are presented in the following table (in thousands). Certain reclassifications have been made to the prior year amounts to be consistent with the 2006 presentation.

			Specialty
	Engineered	Industrial	Products	Corporate/
	Films	Films	Group	Other	Total

Three months ended June 30, 2006
Net sales to customers	$70,237	$80,673	$136,397	$1,766	$289,073
Intersegment sales	3,140	3,240	3,023	(9,403)	—
Total net sales	73,377	83,913	139,420	(7,637)	289,073
Depreciation and amortization	1,867	1,695	5,578	895	10,035
Interest expense	744	54	1,538	18,163	20,499
Segment profit	9,985	6,711	17,212	(7,064)	26,844
Capital expenditures	1,114	1,193	7,834	986	11,127
Three months ended June 30, 2005
Net sales to customers	$58,887	$73,245	$125,424	$1,690	$259,246
Intersegment sales	1,287	3,813	1,804	(6,904)	—
Total net sales	60,174	77,058	127,228	(5,214)	259,246
Depreciation and amortization	1,751	1,726	5,274	1,076	9,827
Interest expense	168	81	1,356	37,290	38,895
Segment profit	6,631	5,269	19,551	(6,240)	25,211
Capital expenditures	693	1,030	4,428	1,522	7,673
Six months ended June 30, 2006
Net sales to customers	$142,253	$158,824	$281,834	$3,818	$586,729
Intersegment sales	6,632	8,262	6,853	(21,747)	—
Total net sales	148,885	167,086	288,687	(17,929)	586,729
Depreciation and amortization	3,711	3,334	11,176	1,791	20,012
Interest expense	1,398	111	3,006	36,096	40,611
Segment profit	17,768	14,217	32,724	(13,789)	50,920
Capital expenditures	1,950	1,874	12,856	1,684	18,364
Segment assets	153,824	113,872	465,882	89,146	822,724
Six months ended June 30, 2005
Net sales to customers	$118,486	$146,040	$253,278	$4,330	$522,134
Intersegment sales	2,905	7,191	3,871	(13,967)	—
Total net sales	121,391	153,231	257,149	(9,637)	522,134
Depreciation and amortization	3,517	3,485	10,784	2,175	19,961
Interest expense	331	148	2,679	71,427	74,585
Segment profit	14,258	11,492	35,232	(14,018)	46,964
Capital expenditures	1,487	2,210	10,975	1,955	16,627
As of December 31, 2005
Segment assets	$155,218	$107,528	$462,158	$96,001	$820,905

A reconciliation of the totals reported for the operating segments to the totals reported in the consolidated financial statements as of and for the three and six month periods ended June 30, 2006 and 2005 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Profit or Loss
Total segment profit	$26,844	$25,211	$50,920	$46,964
Depreciation and amortization	(10,035)	(9,827)	(20,012)	(19,961)
Restructuring and other costs	(10,286)	(1,950)	(63,851)	(2,082)
Interest expense	(20,499)	(38,895)	(40,611)	(74,585)
Loss from continuing operations before income taxes	$(13,976)	$(25,461)	$(73,554)	$(49,664)

	June 30,	December 31,
	2006	2005
Assets
Total assets from reportable segments	733,578	724,904
Other unallocated assets	89,146	96,001
Total consolidated assets	$822,724	$820,905

Net sales and long-lived assets of our US and foreign operations are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net Sales
United States	$232,297	$212,060	$472,969	$422,555
Foreign countries (a)	56,776	47,186	113,760	99,579
Total	$289,073	$259,246	$586,729	$522,134

	June 30, 2006	December 31, 2005
Long-lived assets
United States	$436,164	$424,725
Foreign countries (a)	55,425	57,232
Total	$491,589	$481,957

Total assets
United States	$700,381	$700,529
Foreign countries (a)	122,343	120,376
Total	$822,724	$820,905

(a)   Foreign countries include Australia, Canada, Germany and Mexico, none of which individually represents 10% of consolidated net sales or long-lived assets.

11.    SHARES SUBJECT TO MANDATORY REDEMPTION

The Company adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” effective January 1, 2004. As a result, our redeemable preferred stock which contains an unconditional mandatory redemption feature has been reflected as a liability on the Company’s consolidated balance sheet and the associated dividends and accretion are included as a part of interest expense in the statement of operations.

In addition, as a result of adopting SFAS No. 150, the Company’s redeemable common shares that have been put for redemption by a shareholder have also been reflected as a liability on the Company’s consolidated balance sheet, at fair market value. The fair value was computed using the agreed upon price of the redemption times the number of shares put by the shareholder. As required by SFAS No. 150 prior periods were not restated.

The shares subject to mandatory redemption are as follow (in thousands):

	As of June 30 2006	As of December 31 2005
Redeemable Preferred Shares: 167,000 shares authorized, 140,973 shares outstanding as of June 30, 2006 and December 31, 2005, designated as Series A, no par value with a redemption value of $1,000 per share plus accumulated dividends.	$289,195	$264,327

Redeemable Common Shares: 18,200 that have been put for redemption by a shareholder, net of a shareholder note of $2,431	6,362	6,362
Total shares subject to mandatory redemption	$295,557	$270,689

The Company’s mandatorily redeemable preferred shares and redeemable common shares put for redemption are both considered impaired within the meaning of section 1124 of the Bankruptcy Code and their related principal and unpaid interest classified as liabilities subject to compromise in the Company’s consolidated balance sheet as of June 30, 2006.  The maximum cash settlement at the redemption date of June 1, 2011 (assuming no cash dividends are paid through the redemption date) would have been $680.6 million for the redeemable preferred shares and $6.4 million (net of the note receivable of $2.4 million) for the redeemable common shares that have been put for redemption by the shareholder.

Interest expense for the three and six months ended June 30, 2006 includes dividends and accretion on the redeemable preferred shares for the two days prior to the bankruptcy filing.  Had these shares not been deemed impaired, dividends and accretion for the three and six months ended June 30, 2006 would have been $12,699 and $24,903, respectively.

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

The consolidated accrued net pension expense for the three and six months ended June 30, 2006 and 2005 includes the following components (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
United States Plans
Service cost-benefits earned during the period	$111	$104	$222	$208
Interest cost on projected benefit obligation	1,247	1,195	2,494	2,390
Expected return on assets	(1,384)	(1,286)	(2,768)	(2,572)
Other	31	28	62	56
Total accrued pension expense	$5	$41	$10	$82

13.    CONTINGENCIES

Litigation  We are involved in various litigation matters from time to time in the ordinary course of our business, including matters described in previous filings. In our opinion, none of such litigation is material to our financial condition or results of operations.

14.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The following condensed consolidating financial statements present, in separate columns, financial information for (i) Pliant Corporation (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries (as specified in the Indenture dated May 31, 2000 as amended (the “2000 Indenture”) and the Indenture dated April 10, 2002, as amended (the “2002 Indenture”) relating to the 2000/2002 Notes, the Indenture dated as of May 30, 2003, as amended (the “2003 Indenture”) relating to the 2003 Notes and the Indenture dated as of February 17, 2004, as amended (the “2004 Indenture” and, together with the 2000 Indenture, the 2002 Indenture and the 2003 Indenture, the “Indentures”) relating to the 2004 Notes and the Amended 2004 Notes on a combined basis, with any investments in non-guarantor subsidiaries specified in the Indentures recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for Pliant Corporation and its subsidiaries on a consolidated basis, and (v) Pliant Corporation on a consolidated basis, in each case as of June 30, 2006 and December 31, 2005 and for the three and six months ended June 30, 2006 and 2005. The 2000/2002 Notes, the 2003 Notes and the 2004 Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary and each guarantor subsidiary is wholly owned, directly or indirectly, by Pliant Corporation.  The Amended 2004 Notes are guaranteed by each guarantor subsidiary except Pliant Solutions Corporation.  Substantially all of the assets of Pliant Solutions Corporation were sold on September 30, 2004 and the remainder disposed prior to December 31, 2005.  There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to Pliant Corporation, within the meaning of Rule 3-10(h)(1) of Regulation S-X.  There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to Pliant Corporation.  The condensed consolidating financial statements are presented herein, rather than separate financial statements for each of the guarantor subsidiaries, because management believes that separate financial statements relating to the guarantor subsidiaries are not material to investors.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2006  (DOLLARS IN THOUSANDS) (UNAUDITED)

	Pliant	Combined	Combined		Consolidated
	Corporation	Guarantor	Non-Guarantor		Pliant
	(Parent Only)	Subsidiaries	Subsidiaries	Eliminations	Corporation
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,852	$795	$8,076	$—	$33,723
Receivables, net of allowances	110,125	11,785	22,041	—	143,951
Inventories	87,766	8,177	10,719	—	106,662
Prepaid expenses and other	3,620	1,459	1,099	—	6,178
Income taxes receivable, net	(767)	1,778	185	—	1,196
Deferred income taxes	11,348	—	10	—	11,358
Total current assets	236,944	23,994	42,130	—	303,068
PLANT AND EQUIPMENT, net	245,489	16,026	33,155	—	294,670
GOODWILL	167,543	13,331	1,388	—	182,262
INTANGIBLE ASSETS, net	4,074	10,554	29	—	14,657
INVESTMENT IN SUBSIDIARIES	(42,550)	—	—	42,550	—
OTHER ASSETS	25,313	—	2,753	1	28,067
TOTAL ASSETS	$636,813	$63,905	$79,455	$42,551	$822,724

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term debt and debt in default	$504,650	$39,400	$63	$—	$544,113
Trade accounts payable	47,802	4,314	11,534	—	63,650
Accrued liabilities	72,221	3,226	4,047	—	79,494
Due to (from) affiliates	(108,068)	45,332	62,736	—	—
Total current liabilities	516,605	92,272	78,380	—	687,257
LONG-TERM DEBT, net of current portion	3,523	—	4,043	—	7,566
OTHER LIABILITIES	31,808	—	3,064	—	34,872
DEFERRED INCOME TAXES	22,845	4,857	3,292	—	30,994
SHARES SUBJECT TO MANDATORY REDEMPTION	—	—	—	—	—
LIABILITIES SUBJECT TO COMPROMISE	771,218	—	—	—	771,218
Total Liabilities	1,345,999	97,129	88,779	—	1,531,907
REDEEMABLE STOCK:
Preferred Stock	102	—	—	—	102
Common Stock	6,645	—	—	—	6,645
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock	103,376	—	11,916	(11,916)	103,376
Additional paid-in capital	—	14,020	17,386	(31,406)	—
Warrants to purchase common stock	39,133	—	—	—	39,133
Retained earnings (deficit)	(838,736)	(49,892)	(31,723)	81,615	(838,736)
Stockholders’ notes receivable	(660)	—	—	—	(660)
Accumulated other compensation loss	(19,046)	2,648	(6,903)	4,258	(19,043)
Total stockholders’ equity (deficit)	(715,933)	(33,224)	(9,324)	42,551	(715,930)
TOTAL LIABILITIES AND STOCKOLDERS’ EQUITY (DEFICIT)	$636,813	$63,905	$79,455	$42,551	$822,724

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2005 (DOLLARS IN THOUSANDS) (UNAUDITED)

	Pliant	Combined	Combined		Consolidated
	Corporation	Guarantor	Non-Guarantor		Pliant
	(Parent Only)	Subsidiaries	Subsidiaries	Eliminations	Corporation
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,860	$1,152	$6,790	$—	$12,802
Receivables, net of allowances	106,735	10,137	20,812	—	137,684
Inventories	88,950	8,025	9,851	—	106,826
Prepaid expenses and other	4,903	892	1,427	—	7,222
Income taxes receivable, net	(701)	1,365	410	—	1,074
Deferred income taxes	12,360	—	(936)	—	11,424
Total current assets	217,107	21,571	38,354	—	277,032
PLANT AND EQUIPMENT, net	243,968	15,421	35,604	—	294,993
GOODWILL	167,583	13,331	1,331	—	182,245
INTANGIBLE ASSETS, net	3,829	10,853	37	—	14,719
INVESTMENT IN SUBSIDIARIES	(41,415)	—	—	41,415	—
OTHER ASSETS	49,251	—	2,665	—	51,916
TOTAL ASSETS	$640,323	$61,176	$77,991	$41,415	$820,905

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term debt and debt in default	$933,795	$39,400	$49	$—	$973,244
Trade accounts payable	37,826	2,909	11,265	—	52,000
Accrued liabilities	78,100	3,267	3,837		85,204
Due to (from) affiliates	(105,150)	44,571	60,579	—	—
Total current liabilities	944,571	90,147	75,730	—	1,110,448
LONG-TERM DEBT, net of current portion	4,100	—	4,351	—	8,451
OTHER LIABILITIES	31,953	—	2,724	—	34,677
DEFERRED INCOME TAXES	23,945	4,503	3,127	—	31,575
SHARES SUBJECT TO MANDATORY REDEMPTION	270,689	—	—	—	270,689
LIABILITIES SUBJECT TO COMPROMISE	—	—	—	—	—
Total Liabilities	1,275,258	94,650	85,932	—	1,455,840
REDEEMABLE STOCK:
Preferred Stock	102	—	—	—	102
Common Stock	6,645	—	—	—	6,645
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock	103,376	—	11,916	(11,916)	103,376
Additional paid-in capital	—	14,020	17,386	(31,406)	—
Warrants to purchase common stock	39,133	—	—	—	39,133
Retained earnings (deficit)	(763,940)	(49,184)	(29,596)	78,780	(763,940)
Stockholders’ notes receivable	(660)	—	—	—	(660)
Accumulated other compensation loss	(19,591)	1,690	(7,647)	5,957	(19,591)
Total stockholders’ equity (deficit)	(641,682)	(33,474)	(7,941)	41,415	(641,682)
TOTAL LIABILITIES AND STOCKOLDERS’ EQUITY (DEFICIT)	$640,323	$61,176	$77,991	$41,415	$820,905

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING INCOME STATEMENT

FOR THE SIX MONTHS ENDED JUNE 30, 2006 (IN THOUSANDS) (UNAUDITED)

	Pliant	Combined	Combined		Consolidated
	Corporation	Guarantor	Non-Guarantor		Pliant
	(Parent Only)	Subsidiaries	Subsidiaries	Eliminations	Corporation

NET SALES	$494,736	$40,778	$73,010	$(21,795)	$586,729
COST OF SALES	434,137	36,984	66,099	(21,795)	515,425

GROSS PROFIT	60,599	3,794	6,911	—	71,304
OPERATING EXPENSES	99,644	1,093	3,647	—	104,384

OPERATING INCOME (LOSS)	(39,045)	2,701	3,264	—	(33,080)
INTEREST EXPENSE	(36,218)	(1,398)	(2,995)	—	(40,611)
EQUITY IN EARNINGS OF SUBSIDIARIES	(2,835)	—	—	2,835	—
OTHER INCOME (EXPENSE) - Net	3,653	(2,120)	(1,396)	—	137

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(74,445)	(817)	(1,127)	2,835	(73,554)

INCOME TAX EXPENSE (BENEFIT)	351	(110)	1,001	—	1,242

LOSS FROM CONTINUING OPERATIONS	(74,796)	(707)	(2,128)	2,835	(74,796)

LOSS FROM DISCONTINUED OPERATIONS	—	—	—	—	—

NET LOSS	$(74,796)	$(707)	$(2,128)	$2,835	$(74,796)

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING INCOME STATEMENT

FOR THE SIX MONTHS ENDED JUNE 30, 2005 (IN THOUSANDS) (UNAUDITED)

	Pliant	Combined	Combined		Consolidated
	Corporation	Guarantor	Non-Guarantor		Pliant
	(Parent Only)	Subsidiaries	Subsidiaries	Eliminations	Corporation

NET SALES	$436,261	$33,898	$66,039	$(14,064)	$522,134
COST OF SALES	374,562	30,961	63,790	(14,064)	455,249

GROSS PROFIT	61,699	2,937	2,249	—	66,885
OPERATING EXPENSES	38,184	3,184	4,535	—	45,903

OPERATING INCOME (LOSS)	23,515	(247)	(2,286)	—	20,982
INTEREST EXPENSE	(71,598)	(331)	(2,656)	—	(74,585)
EQUITY IN EARNINGS OF SUBSIDIARIES	(2,624)	—	—	2,624	—
OTHER INCOME (EXPENSE) - Net	(281)	8	4,212	—	3,939

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(50,988)	(570)	(730)	2,624	(49,664)

INCOME TAX EXPENSE	11	644	680	—	1,335

LOSS FROM CONTINUING OPERATIONS	(50,999)	(1,214)	(1,410)	2,624	(50,999)

LOSS FROM DISCONTINUED OPERATIONS	(560)	—	—	—	(560)

NET LOSS	$(51,559)	$(1,214)	$(1,410)	$2,624	$(51,559)

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE SIX MONTHS ENDED JUNE 30, 2006 (IN THOUSANDS) (UNAUDITED)

	Pliant	Combined	Combined		Consolidated
	Corporation	Guarantor	Non-Guarantor		Pliant
	(Parent Only)	Subsidiaries	Subsidiaries	Eliminations	Corporation

CASH FLOW PROVIDED BY (USED IN) CONTINUING OPERATING ACTIVITIES	$40,713	$415	$1,637	$—	$42,765

CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES:
Capital expenditures for plant and equipment	(17,101)	(792)	(471)	—	(18,364)
Net cash used in continuing investing activities	(17,101)	(792)	(471)	—	(18,364)

CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES:
Payment of financing fees	(1,652)	—	—	—	(1,652)
Repayment of capital leases and other, net	(731)	—	(215)	—	(946)
Net cash used in continuing financing activities	(2,383)	—	(215)	—	(2,598)

CASH USED IN DISCONTINUED OPERATIONS	—	—	—	—	—

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,237)	20	335	—	(882)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,992	(357)	1,286	—	20,921

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	4,859	1,153	6,790	—	12,802

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$24,851	$796	$8,076	$—	$33,723

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE SIX MONTHS ENDED JUNE 30, 2005 (IN THOUSANDS) (UNAUDITED)

	Pliant	Combined	Combined		Consolidated
	Corporation	Guarantor	Non-Guarantor		Pliant
	(Parent Only)	Subsidiaries	Subsidiaries	Eliminations	Corporation

CASH FLOW PROVIDED BY (USED IN) CONTINUING OPERATING ACTIVITIES	$11,310	$(108)	$(6,635)	$—	$4,567

CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES:
Proceeds from sale of assets	38	605	4,527	—	5,170
Capital expenditures for plant and equipment	(14,633)	(414)	(1,580)	—	(16,627)
Net cash used in continuing investing activities	(14,595)	191	2,947	—	(11,457)

CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES:
Issuance of senior secured notes	250,607	—	—	—	250,607
Repurchase of senior discount notes	(250,607)	—	—	—	(250,607)
Payment of financing fees	(7,507)	—	—	—	(7,507)
Repayment of capital leases and other, net	(1,374)	—	—	—	(1,374)
Proceeds from revoloving debt	14,800	—	—	—	14,800
Repurchase of preferred stock	(10)	—	—	—	(10)
Net cash provided by continuing financing activities	5,909	—	—	—	5,909

CASH USED IN DISCONTINUED OPERATIONS	(195)	—	—	—	(195)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,429)	(2)	2,288	—	(143)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	81	(1,400)	—	(1,319)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	—	704	4,876	—	5,580

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$—	$785	$3,476	$—	$4,261

15.    SALE OF ALLIANT ASSETS

On April 13, 2005 the Company sold the intellectual property, working capital, and equipment assets used in the Alliant operations to an independent third party for a purchase price of $6.3 million, subject to certain adjustments, with $4.6 million paid in cash at closing and $1.1 million of additional payments received through June 30, 2005.  The remaining purchase price of $0.63 million was placed in escrow with $0.31 million used to finalize the purchase price related to receivables and the remaining $0.32 million to be paid to Pliant in April 2007.  The Company recorded a gain of $4.1 million on the sale in the Printed Products Film division of our Specialty Products Group which is included in other income in the consolidated statement of operations for the three and six month periods ended June 30, 2005.  Net sales and net income for this business were $0.1 million and $3.8 million, respectively for the three months ended June 30, 2005 and $0.7 million and $3.5 million, respectively for the six months ended June 30, 2005.

16.    SUBSEQUENT EVENTS

On July 18, 2006, the Company consummated its reorganization through a series of transactions contemplated in the Fourth Amended Plan, which previously had been approved by order of the United States Bankruptcy Court for the District of Delaware on June 23, 2006.

Among the transactions effected pursuant to the Fourth Amended Plan, as of July 18, 2006 the Company (i) changed its state of incorporation from Utah to Delaware, (ii) extinguished its Series B Redeemable Preferred Stock, no par value, (iii) issued, in exchange for all of the 2000/2002 Notes, Series A Cumulative Exchangeable Redeemable Preferred Stock, no par value, and Common Stock, no par value, then outstanding (A) an aggregate principal amount of $34,967,000 of 13% Senior Subordinated Notes due 2010 (the “New Subordinated Notes”), (B) approximately 335,600 shares of Series AA Redeemable Preferred Stock, par value $.01 per share (“Series AA Preferred Stock”), and (C) approximately 100,000 shares of Common Stock, par value $.01 per share (“New Common Stock”), (iv) made cash payments to the applicable trustee of (A) $3,200,000 for further distribution to the holders of the 2000/2002 Notes and (B) $18,529,375.55 for further distribution to the holders of the 2003 Notes, (v) increased the interest rate on the 2004 Notes and Amended 2004 Notes by .225%, (vi) entered into exit credit facilities to replace the Amended and Restated Credit Agreement and the DIP Credit Facility and (vii) entered into a Stockholders Agreement with respect to the New Common Stock and a Registration Rights Agreement with respect to the Series AA Preferred Stock. As a result, the prior credit facilities, the 2000 Indenture and the 2002 Indenture were terminated, except, with respect to the indentures, to the extent necessary to permit the trustee under such indentures to make distributions to the holders of the 2000 Notes and 2002 Notes under the Fourth Amended Plan. In addition, on July 18, 2006, the Company’s Deferred Cash Incentive Plan and 2006 Restricted Stock Incentive Plan, as further discussed below, became effective.

In connection with the issuance of the New Subordinated Notes, the Company entered into an Indenture, dated as of July 18, 2006 among the Company, certain subsidiaries of the Company and The Bank of New York Trust Company, N.A., as trustee. The Indenture provides that interest will accrue on the New Subordinated Notes from the date of issuance at the rate of 13% per annum until maturity on July 15, 2010 and will be payable semi-annually on the New Subordinated Notes on each January 15 and July 15, commencing January 15, 2007, to holders of record on the immediately preceding January 1 or July 1. The New Subordinated Notes will accrue payment-in-kind interest with respect to the first two interest payment dates and then will accrue semi-annual cash pay interest with respect to the interest payment dates thereafter. The New Subordinated Notes are subject to the Company’s right, which will be assignable, to refinance the New Subordinated Notes during the first year after issuance by tendering to the holders of all of the New Subordinated Notes cash in an amount equal to (i) $20,000,000 plus (ii) interest accrued at a rate of 13% per annum from the date of issuance through the date of payment on a principal amount of $20,000,000 minus (iii) any interest previously paid in cash on the New Subordinated Notes. Commencing on July 19, 2007, the Company may redeem the New Subordinated Notes in whole or in part at a redemption price equal to 100% of the aggregate principal amount of the New Subordinated Notes plus accrued and unpaid interest to the redemption date. The Indenture provides the holders of the New Subordinated Notes with the right to require the Company to repurchase the New Subordinated Notes at a repurchase price equal to 101% of the aggregate principal amount plus accrued and unpaid interest upon a change of control of the Company (as defined in the Indenture). The Indenture does not provide for a sinking fund with respect to the New Subordinated Notes.

To effect the interest rate increase with respect to the 2004 Notes and Amended 2004 Notes, the Company also entered into a First Supplemental Indenture dated as of July 18, 2006 (the “Supplemental Indenture”) with respect to the Amended and Restated Indenture, dated as of May 6, 2005 (the “Amended and Restated Indenture”), among the Company, certain subsidiaries of the Company and Wilmington Trust Company, as trustee. The Amended and Restated Indenture was amended to increase the interest rate by .225% with respect to the 2004 Notes and Amended 2004 Notes, which additional interest will accrue as payment-in-kind interest. As a result, on July 18, 2006, the interest rate on the Amended 2004 Notes was increased to 11.85% per annum and the interest rate on the 2004 Notes was increased to 11.35% per annum. Pursuant to Section 9.01(a)(vii) of the Amended and Restated Indenture, consent of the holders of the 2004 Notes and Amended 2004 Notes was not required in connection with the execution of the First Supplemental Indenture.

On July 18, 2006, the Company and/or certain of its subsidiaries entered into (i) a Working Capital Credit Agreement, among the Company, certain of its subsidiaries, the lenders party thereto, Merrill Lynch Bank USA, as administrative agent (the “Administrative Agent”), and Merrill Lynch Commercial Finance Corp., as sole lead arranger and book manager (the “Working Capital Credit Agreement”), and (ii) a Fixed Asset Credit Agreement, among Pliant Corporation Pty Ltd., Pliant Corporation of Canada Ltd., Pliant Film Products GmbH and Aspen Industrial, S.A. de C.V., as borrowers, the lenders party thereto, Merrill Lynch Bank USA, as administrative agent, and Merrill Lynch Commercial Finance Corp., as sole lead arranger and book manager (the “Fixed Asset Credit Agreement, and together with the Working Capital Credit Agreement, the “Credit Facilities”). The Credit Facilities provide up to $200 million of total commitments, subject to the borrowing base described below and a required minimum availability amount of at least $10 million. The Working Capital Credit Agreement includes a $20 million letter of credit sub-facility, with letters of credit reducing availability thereunder, and each of the Credit Facilities includes sub-limits for loans to certain of the foreign subsidiaries of the Company which are borrowers under the Credit Facilities. The Credit Facilities were funded on July 18, 2006, and replace the Company’s prior credit facilities. The Credit Facilities are secured by a first priority security interest in substantially all of the Company’s and certain of its subsidiaries’ assets, although the Administrative Agent has a second priority security interest only in certain of the Company’s and its subsidiaries’ assets consistent with the terms of an intercreditor arrangement with certain bondholders of the Company, which intercreditor arrangement is a carry-over from the Company’s prior credit arrangements. The Credit Facilities will mature on July 18, 2011. The interest rates for all loans other than those made to the Company’s German subsidiary range from, in the case of alternate base rate loans, the alternate base rate (either prime rate or .50% over the Federal Funds Rate) plus 1.75% to the alternate base rate plus 2.00% and, in the case of eurodollar loans, LIBOR plus 2.75% to LIBOR plus 3.00%, in each case depending on the amount of available credit. The interest rates for loans made in connection with the loans to the Company’s German subsidiary are, in the case of alternate base rate loans, the alternate base rate plus 5.00% and, in the case of eurodollar loans, LIBOR plus 6.00%. The commitment fee for the unused portion of the Credit Facilities is 0.375% per annum. The borrowing base under the Working Capital Credit Agreement is based on specified percentages of the Company’s and its subsidiaries’ party thereto eligible accounts receivable, finished goods inventory, work in process and raw material inventory minus certain reserves. The borrowing base under the Fixed Asset Credit Agreement is based on specified percentages of the Company’s and its subsidiaries’ party thereto eligible real estate valued at market value plus the net orderly liquidation value of eligible machinery and equipment minus certain reserves.

On July 18, 2006, the Company entered into a Stockholders Agreement (the “Stockholders Agreement”) that is binding on all parties receiving shares of New Common Stock, pursuant to the terms of the Fourth Amended Plan. The Stockholders Agreement provides for certain restrictions on transfer of the New Common Stock and requires that all transferees of New Common Stock become a party to the Stockholders Agreement. The Stockholders Agreement also grants to certain holders of New Common Stock the right to purchase their pro rata share of any new equity securities issued by Company, subject to exceptions for acquisitions, management equity and certain other transactions. The Stockholders Agreement also contains “drag-along rights” that require all holders of New Common Stock to participate in and vote in favor of certain sales of the Company approved by the Board of Directors and certain holders of New Common Stock. The Stockholders Agreement also provides that the 5 (out of a total of 7) members of the Board of Directors to be elected by the holders of New Common Stock will consist of the chief executive officer of the Company and 4 members appointed by the holders of a majority of the New Common Stock held by persons defined as “permitted holders” under the Indentures for the 2003 Notes, 2004 Notes and Amended 2004 Notes. The Stockholders Agreement also provides that certain holders of New Common Stock will have demand registration rights following the third anniversary of the effective date of the Fourth Amended Plan and additional demand and piggyback registration rights following an initial public offering of the New Common Stock.

On July 18, 2006, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) that is binding on all parties receiving shares of Series AA Preferred Stock, pursuant to the terms of the Fourth Amended Plan. The Registration Rights Agreement requires the Company to take all actions reasonably required to permit the Series AA Preferred Stock to be quoted on the NASDAQ OTC Bulletin Board as soon as practicable following the effective date of the Fourth Amended Plan. The Registration Rights Agreement also provides that, at any time after the ninth month and prior to the second anniversary of the effective date of the Fourth Amended Plan, certain holders of the Series AA Preferred Stock can require Pliant to register an underwritten public offering of the Series AA Preferred Stock.

The 2006 Restricted Stock Incentive Plan provides for the issuance to the Chief Executive Officer and other officers of the Company of Series M Preferred Stock that, when combined with awards under the Deferred Cash Incentive Plan, will entitle such officers to a maximum of 8% of the equity value of the Company, in the aggregate.  Participants in the 2006 Restricted Stock Incentive Plan and Deferred Cash Incentive Plan will only receive distributions upon the occurrence of certain extraordinary corporate transactions, such as a sale of all or substantially all of the Company’s assets or a change in control of the Company.  The 2006 Restricted Stock Incentive Plan and Deferred Cash Incentive Plan will be administered by the Company’s board or a committee composed of non-employee directors.  No awards have been granted to date under either plan.

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

Overview

On January 3, 2006, Pliant Corporation and ten subsidiaries (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking relief under the provisions of chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) (the “Chapter 11 Cases”). The Chapter 11 Cases were jointly administered under the caption “In re: Pliant Corporation, et al., Case No. 06-10001”. Three of our subsidiaries with Canadian operations commenced ancillary proceedings in a Canadian court to recognize the Chapter 11 proceedings as “foreign proceedings” pursuant to Canada’s Companies’ Creditors Arrangement Act (“CCAA”). Our operations in Mexico, Germany, and Australia were not included in the Chapter 11 filing and were not subject to the reorganization proceedings.

On July 18, 2006, the Company consummated its reorganization through a series of transactions contemplated in the Debtors’ Fourth Amended Joint Plan of Reorganization (the “Fourth Amended Plan”), which had previously been approved by the Bankruptcy Court on June 23, 2006.  We used the Chapter 11 Cases to complete our financial restructuring, resulting in a less leveraged capital structure to facilitate greater investment in our business.

During the three months ended June 30, 2006, the Debtors operated their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. We recorded sales of $289.1 million in the three months ended June 30, 2006.  This is an 11.5% increase from sales of $259.2 million for the three months ended June 30, 2005.  Second quarter 2006 sales measured in pounds were 219.3 million, which represents a 3.9% increase from the second quarter of 2005.

Total segment profit was $26.8 million for the three months ended June 30, 2006, compared to $25.2 million for the three months ended June 30, 2005.  Segment profit, presented in accordance with generally accepted accounting principles (GAAP), reflects income from continuing operations before interest expense, income taxes, depreciation, amortization, and restructuring costs and non-cash charges. The increase in segment profit of $1.6 million between periods reflects the impact of increased sales volumes and successful recovery from customers of resin price increases to the Company, offset by increased freight and packaging costs and a $4.1 million gain on sale of assets from Alliant recorded in the second quarter of 2005.

Average sales price (“ASP”) for the three months ended June 30, 2006 was $1.318 per pound compared to $1.228 per pound for the three months ended June 30, 2005.  This 7.3% increase generated approximately $19.7 million in incremental sales on approximately $18.4 million of incremental raw material costs.  Sales volume increases contributed approximately $1.0 million in incremental gross profit and an additional $1.9 million in improved overhead absorption and waste in absolute terms declined nearly $1.1 million between periods.  Offsetting these gains were approximately $0.6 million in incremental freight and utilities costs, $0.3 million in incremental packaging costs and the prior period $4.1 million gain on sale of Alliant assets.

Raw Material Costs

The primary raw materials used in the manufacture of most of our products are polypropylene resin, polyethylene resin and PVC resin. The prices of these materials are primarily a function of the price of crude oil and natural gas liquids. Although prices for these resins are significantly higher in the three months ended June 30, 2006 than in the three months ended June 30, 2005, prices have fluctuated during the first six months of 2006 and are anticipated to rise in the third and/or fourth quarter of 2006. We have not historically hedged our exposure to raw material increases, but have moved customers to programs which would allow us to pass through cost increases in raw materials.  Raw material costs as a percentage of sales have increased to 58.1% for the second quarter of 2006, from 55.9% for the comparable period of 2005.

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

Results of Operations

The following table sets forth net sales, operating expenses, and operating income, and such amounts as a percentage of net sales, for the three and six months ended June 30, 2006 and 2005 (dollars in millions).

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
		% of		% of		% of		% of
	$	Sales	$	Sales	$	Sales	$	Sales

Net Sales	$289.1	100.0%	$259.2	100.0%	$586.7	100.0%	$522.1	100.0%
Cost of sales	252.1	87.2%	226.3	87.3%	515.4	87.8%	455.2	87.2%
Gross profit	37.0	12.8%	32.9	12.7%	71.3	12.2%	66.9	12.8%
Operating expense before restructuring and other costs	20.1	7.0%	21.7	8.4%	40.5	6.9%	43.8	8.4%
Restructuring and other costs	10.3	3.6%	1.9	0.7%	63.9	10.9%	2.1	0.4%
Total operating expenses	30.4	10.5%	23.6	9.1%	104.4	17.8%	45.9	8.8%
Operating income (loss)	$6.6	2.3%	$9.3	3.6%	$(33.1)	-5.6%	$21.0	4.0%

Operating income excluding restructuring and other costs	$16.9	5.8%	$11.2	4.3%	$30.8	5.2%	$23.1	4.4%

Three Months Ended June 30, 2006 Compared with the Three Months Ended June 30, 2005

Net Sales

Net sales increased by $29.9 million, or 11.5%, to $289.1 million for the second quarter of 2006 from $259.2 million for the three months ended June 30, 2005. The increase was primarily due to a 7.3% increase in our average selling price and a 3.9% increase in our sales volumes.  See “Operating Segment Review” below for a detailed discussion of sales volumes and selling prices by segment and division.

Gross Profit

Gross profit increased by $4.1 million to $37.0 million for the second quarter of 2006, from $32.9 million for the second quarter of 2005. This increase was primarily due to higher sales volume and improved sales mix.  See “Operating Segment Review” below for a detailed discussion of the margin variances by segment.

Total Operating Expenses before Restructuring and Other Costs

Total operating expenses before restructuring and other costs decreased $1.6 million, or 7.4%, to $20.1 million for the second quarter of 2006 from $21.7 million for the second quarter of 2005.  Research and development costs increased $0.1 million to $2.3 million for the second quarter of 2006 from $2.2 million in the second quarter of 2005, while sales, general and administrative costs decreased $1.7 million to $17.8 million for the second quarter of 2006 from $19.5 million in the second quarter of 2005 due to lower bad debt, legal and hiring related expenses in 2006 than 2005.

Restructuring and Other Costs

Restructuring and other costs were $10.3 million for the second quarter of 2006, compared to $1.9 million for the second quarter of 2005.  Restructuring and other costs in the second quarter of 2006 include $10.3 million of legal and financial advisory fees incurred in connection with the Company’s bankruptcy proceedings.  Restructuring and other costs in the second quarter of 2005 included $1.9 million in net costs to terminate the remaining equipment leases associated with our Shelbyville, Indiana facility, $0.1 million of costs for severance and other costs associated with our Harrisville, Rhode Island plant closure in 2004 and $0.2 million for severance costs recorded in connection with the sale of the Alliant assets, offset in part by reversals to income of $0.2 million of reserves from our previous corporate relocation and the shutdown of our Singapore operations. Restructuring costs associated with the Company’s bankruptcy proceeding are recorded in the “Corporate/Other” segment, while restructuring costs for our Shelbyville, Indiana facility and the sale of our Alliant assets are reflected in our Specialty Products Group results and restructuring costs for Harrisville, Rhode Island are reflected in our Engineered Films segment.

Operating Income

Operating income decreased by $2.7 million to $6.6 million for the second quarter of 2006, from $9.3 million for the second quarter of 2005, due to restructuring costs.  Excluding restructuring and other costs, operating income increased $5.7 million or nearly 51% to $16.9 million for the three months ended June 30, 2006 compared to $11.2 million for the three months ended June 30, 2005 due to factors mentioned above.

Interest Expense

Interest expense on current and long-term debt decreased by $8.7 million to $20.5 million for the three months ended June 30, 2006 from $29.2 million for the three months ended June 30, 2005. This decrease was principally due to the discontinuance, effective January 3, 2006, of the interest accrued on our 2000/2002 Notes deemed impaired in connection with the Company’s financial reorganization.

Interest expense associated with dividends and accretion of original issue discounts on the Company’s Series A Preferred Stock pursuant to SFAS 150, was also discontinued effective January 3, 2006, as these financial instruments were also deemed impaired in connection with the Company’s financial reorganization.  Interest expense associated with the Series A Preferred Stock for the second quarter of 2005 was $9.7 million.

Other Income (Expense)

Other income was negligible for the three months ended June 30, 2006, as compared to other income of $4.1 million for the three months ended June 30, 2005. The other income for the three months ended June 30, 2005 included a $4.1 million gain on the sale of our Alliant assets in our Specialty Group Segment.

Income Tax Expense

Income tax expense for the three months ended June 30, 2006 was negligible on pretax losses of $14.0 million as compared to income tax expense of $0.4 million on pretax losses of $25.5 million for the same period in 2005. Income tax benefits related to net operating losses in the United States were offset by a valuation allowance as the realization of these tax benefits is not certain. Therefore, the income tax expense in the statements of operations primarily reflects foreign income taxes.

Loss From Continuing Operations

Loss from continuing operations for the second quarter of 2006 of $14.0 million includes restructuring and other costs of $10.3 million compared to $2.0 million in 2005.  Excluding restructuring and other costs, loss from continuing operations for the three months ended June 30, 2006 was $3.7 million compared to a loss of $24.0 million for the three months ended June 30, 2005.

Discontinued Operations

On September 30, 2004, we sold substantially all of the assets of our wholly-owned subsidiary, Pliant Solutions Corporation.  Losses from these discontinued operations for the three months ended June 30, 2005 were $0.2 million.

Six Months Ended June 30, 2006 Compared with the Six Months Ended June 30, 2005

Net Sales

Net sales increased by $64.6 million, or 12.4%, to $586.7 million for the six months ended June 30, 2006 from $522.1 million for the six months ended June 30, 2005. The increase was primarily due to a 9.5% increase in our average selling price resulting primarily from the pass through of increases in our raw material prices to customers and a 2.6% increase in sales volume.  See “Operating Segment Review” below for a detailed discussion of sales volumes and selling prices by segment and division.

Gross Profit

Gross profit increased by $4.4 million to $71.3 million for six months ended June 30, 2006, from $66.9 million for the six months ended June 30, 2005. This increase was primarily due to higher sales volume and improved sales mix.  See “Operating Segment Review” below for a detailed discussion of the margin variances by segment.

Total Operating Expenses before Restructuring and Other Costs

Total operating expenses before restructuring and other costs decreased $3.3 million, or 7.5%, to $40.5 million for the six months ended June 30, 2006 from $43.8 million for the six months ended June 30, 2005. Research and development costs increased $0.4 million to $4.6 million for the six months ended June 30, 2006 from $4.2 million for the six months ended June 30, 2005, while sales, general and administrative costs decreased $3.7 million to $35.9 million six months ended June 30, 2006 from $39.6 million for the six months ended June 30, 2005 due primarily to reductions in bad debt provisions, legal fees and hiring expenses associated with top grading of personnel.

Restructuring and Other Costs

Restructuring and other costs in the six months ended June 30, 2006 were $63.9 million, compared to $2.1 million for the six months ended June 30, 2005.  Restructuring and other costs in 2006 included the write-off of $15.8 million of unamortized capitalized financing fees associated with the issuance of our 13% Senior Subordinated Notes due 2010 (2000/2002 Notes) and our Amended and Restated Credit Agreement, $5.9 million in unamortized original issue discount, net of premiums, associated with the issuance of our 2000/2002 Notes and $24.6 million associated with the issuance of our Series A Preferred Stock and $17.6 million of legal and financial advisory fees incurred in connection with the Company’s bankruptcy proceedings.  The restructuring and other costs for the six months ended June 30, 2005 included $1.9 million in net costs to terminate the remaining equipment leases associated with our Shelbyville, Indiana facility, $0.2 million costs were also recorded for severance and other costs associated with our Harrisville, Rhode Island plant closure in 2004 and $0.2 million in severance costs were recorded in connection with the sale of our Alliant business, offset in part by reversals to income of $0.2 million of reserves from our previous corporate relocation and the shutdown of our Singapore operations as all costs for these programs have been incurred. Restructuring costs associated with the Company’s bankruptcy proceedings were recorded in the “Corporate/Other” segment, which our Shelbyville, Indiana facility and the sale of our Alliant assets are reflected in our Specialty Products Group results, and restructuring costs for Harrisville, Rhode Island are reflected in our Engineered Films segment.

Operating Income (Loss)

During the six months ended June 30, 2006, the Company recorded an operating loss of $33.1 million as a result of restructuring and other costs of $63.9 million.  Excluding restructuring and other costs, operating income increased by $7.7 million to $30.8 million for the six months ended June 30, 2006, from $23.1 million for the six months ended June 30, 2005, due to higher sales volume, favorable product mix, and reductions of production waste.

Interest Expense

Interest expense on current and long-term debt decreased by $15.3 million, or 27.5%, to $40.3 million for the six months ended June 30, 2006 from $55.6 million for the six months ended June 30, 2005. This decrease was principally due to the discontinuance, effective January 3, 2006, of the interest accrued on our 2000/2002 Notes deemed impaired in connection with the Company’s financial reorganization. In addition, in the second quarter of 2005, we recorded charges of $2.6 million for underwriting, legal and accounting fees associated with our consent solicitation from our 2004 Notes Noteholders.

Interest expense associated with dividends and accretion of original issue discounts on the Company’s Series A Preferred Stock pursuant to SFAS 150, was also discontinued effective January 3, 2006, as these financial instruments were also deemed impaired in connection with the Company’s financial reorganization.  Interest expense associated with the Series A Preferred Stock for the six months ended June 30, 2005 was $19.0 million.

Other Income (Expense)

Other income was $0.1 million for the six months ended June 30, 2006, as compared to other income of $3.9 million for the six months ended June 30, 2005. The other income for the six months ended June 30, 2005 included a $4.1 million gain on sale of Alliant offset by $0.2 million of other less significant items.

Income Tax Expense

Income tax expense for the six months ended June 30, 2006 was $1.2 million on pretax losses from continuing operations of $73.6 million as compared to $1.3 million on pretax losses from continuing operations of $50.0 million for the same period in 2005. Income tax benefits related to net operating losses in the United States were offset by a valuation allowance as the realization of these tax benefits is not certain. Therefore, the income tax expense in the statements of operations primarily reflects foreign income taxes.

Loss From Continuing Operations

Loss from continuing operations increased by $23.8 million to $74.8 million for the six months ended June 30, 2006, from $51.0 million for the six months ended June 30, 2005, due to the factors discussed above.  Excluding restructuring and other costs, loss from continuing operations for the six months ended June 30, 2006 was $11.0 million compared to a loss of $48.9 million for the six months ended June 30, 2005.

Discontinued Operations

On September 30, 2004, we sold substantially all of the assets of our wholly-owned subsidiary, Pliant Solutions Corporation.  Loss from these discontinued operations for the six months ended June 30, 2005 was $0.6 million.

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

Summary of segment information (in millions of dollars):

			Specialty
	Engineered	Industrial	Products	Corporate/
	Films	Films	Group	Other	Total

Three months ended June 30, 2006
Net sales	$70.2	$80.7	$136.4	$1.8	$289.1
Segment profit (loss)	10.0	6.7	17.2	(7.1)	26.8

Three months ended June 30, 2005
Net sales	$58.9	$73.2	$125.4	$1.7	$259.2
Segment profit (loss)	6.6	5.3	19.6	(6.3)	25.2

Six months ended June 30, 2006
Net sales	$142.3	$158.8	$281.8	$3.8	$586.7
Segment profit (loss)	17.8	14.2	32.7	(13.8)	50.9

Six months ended June 30, 2005
Net sales	$118.5	$146.0	$253.3	$4.3	$522.1
Segment profit (loss)	14.3	11.5	35.2	(14.0)	47.0

Three months ended June 30, 2006 compared with the three months ended June 30, 2005

Engineered Films

Net Sales.  Net sales in Engineered Films increased by $11.3 million, or 19.2%, to $70.2 million for the quarter ended June 30, 2006 from $58.9 million for 2005. This increase was due to an increase in our average selling prices of 11.9%, principally due to the pass-through of raw material price increases and improvements in our sales mix, and an increase in sales volume of 6.6%, primarily in our personal care and medical and converter films markets.

Segment profit.  The Engineered Films segment profit was $10.0 million for the quarter ended June 30, 2006, as compared to $6.6 million for the same period in 2005.  This increase in segment profit was primarily due to $1.8 million in higher gross margins on increased sales volumes, and $1.6 million expansion between average selling price and average raw material costs.

Industrial Films

Net sales.  The net sales of our Industrial Films segment increased by $7.5 million, or 10.2%, to $80.7 million for the quarter ended June 30, 2006 from $73.2 million for the quarter ended June 30, 2005. This increase was due primarily to an increase in our average selling prices of 6.7%, resulting from the pass through of raw material price increases and higher sales of value added products and a 3.2% increase in sales volume, primarily in our PE Stretch Division.

Segment profit.  The Industrial Films segment profit was $6.7 million for the quarter ended June 30, 2006, as compared to $5.3 million for the same period in 2005.  This $1.4 million increase in segment profit was due to improved plant efficiencies and increased sales of value-added products.

Specialty Products Group

Net sales.  The net sales of our Specialty Products Group segment increased $11.0 million, or 8.8% to $136.4 million for the quarter ended June 30, 2006 from $125.4 million for the quarter ended June 30, 2005. This increase reflects a 6.0% increase in our average selling prices due to recovery of resin price increases, primarily in our Printed Products Films division and a sales volume increase of 2.6% due to increased sales in personal care and medical films.

Net sales in our Specialty Films division increased $3.2 million, or 7.0%, to $49.1 million for the quarter ended June 30, 2006 from $45.9 million for the quarter ended June 30, 2005. This increase reflects an increase in our average selling prices of 7.6% offset by a decrease in sales volume of 0.5% as a result of a decrease in the sales of agricultural films.  Net sales in our Printed Products Films division increased $7.7 million, or 9.7%, to $87.3 million for the quarter ended June 30, 2006 from $79.6 million for the quarter ended June 30, 2005. This increase reflects an increase in our average selling prices of 4.6% and an increase in sales volume of 5.0% due to increased sales of personal care packaging films.

Segment profit.  The Specialty Products Group segment profit was $17.2 million for the quarter ended June 30, 2006, as compared to $19.6 million for the quarter ended June 30, 2005. This $2.4 million decrease is primarily attributable to a $1.7 million gain in the second quarter of 2006 due to increased volumes in personal care and medical films and a recovery of resin price increases in our Printed Products Films division, which was more than offset by a $4.1 million gain on sale of Alliant’s assets recorded in 2005.

Corporate/Other

Corporate/Other includes our corporate headquarters in Schaumburg, Illinois and our research and development facility in Newport News, Virginia. Unallocated corporate expenses increased by $0.8 million to $7.1 million for the quarter ended June, 2006, from $6.3 million for the quarter ended June 30, 2005.  This increase was primarily due to an increase in payroll related costs.

Six months ended June 30, 2006 compared with the six months ended June 30, 2005

Engineered Films

Net Sales.  Net sales in Engineered Films increased by $23.8 million, or 20.0%, to $142.3 million for the six months ended June 30, 2006 from $118.5 million the six months ended June 30, 2005. This increase was due to an increase in our average selling prices of 13.0%, principally due to the pass-through of raw material price increases and improvements in our sales mix and a 6.2% increase in sales volume, primarily in our personal care and medical and converter film sales markets.

Segment profit.  The Engineered Films segment profit was $17.8 million for the six months ended June 30, 2006, as compared to $14.3 million for the same period in 2005.  This increase in segment profit was primarily due to $2.6 million of higher gross margins from sales volume increases and to a $1.2 million expansion between our average selling price and average raw material costs.

Industrial Films

Net sales.  The net sales of our Industrial Films segment increased by $12.8 million, or 8.8%, to $158.8 million for six months ended June 30, 2006 from $146.0 million for the six months ended June 30, 2005. This increase was due to an increase in our average selling prices of 9.1%, primarily from the pass through of raw material price increases and an improved sales mix, offset by a 0.3% decline in sales volume.

Segment profit.  The Industrial Films segment profit was $14.2 million for the six months ended June 30, 2006, as compared to $11.5 million for the same period in 2005.  This $2.7 million increase in segment profit was due to improved plant efficiencies, favorable SG&A expenditure levels between years and increased sales of value-added products.

Specialty Products Group

Net sales.  The net sales of our Specialty Products Group segment increased $28.5 million, or 11.3% to $281.8 million for the six months ended June 30, 2006 from $253.3 million for the six months ended June 30, 2005. This increase reflects an 8.4% increase in our average selling prices due to recovery of resin price increases and an improved mix in our Printed Products Films division; and a sales volume increase of 2.7% due to increased sales of personal care and medical films.

Net sales in our Specialty Films division increased $8.5 million, or 8.9%, to $104.2 million for the six months ended June 30, 2006 from $95.7 million for the six months ended June 30, 2005. This increase reflects an increase in our average selling prices of 10.2% offset by a decrease in sales volume of 1.2%. Net sales in our Printed Products Films division increased $20.1 million, or 12.7%, to $177.6 million for the six months ended June 30, 2005 from $157.5 million for the six months ended June 30, 2005. This increase reflects an increase in our average selling prices of 6.4% and an increase in sales volume of 6.0% due to growth in bakery, cereal and personal care packaging films.

Segment profit.  The Specialty Products Group segment profit was $32.7 million for the six months ended June 30, 2006, as compared to $35.2 million for the six months ended June 30, 2005. This $2.5 million decrease is primarily attributable to a $4.1 million gain on sale of Alliant’s assets recognized in 2005. Excluding this prior year gain, segment profit increased $1.6 million due to increased sales of personal care and medical films and a value added mix of printed products.

Corporate/Other

Corporate/Other includes our corporate headquarters in Schaumburg, Illinois and our research and development facility in Newport News, Virginia. Unallocated corporate expenses decreased by $0.2 million to $13.8 million for the six months ended June 30, 2006, from $14.0 million for the six months ended June 30, 2005, primarily due to a decrease in payroll related costs.

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

As of June 30, 2006 our outstanding long-term debt consisted of $7.6 million in capital leases. The current portion of our long-term debt and debt in default as of June 30, 2006 consisted of: $285.4 million of our 11 5/8% Senior Secured Notes due 2009 (the “Amended 2004 Notes”), $7.4 million of our 2004 Notes, $250.0 million of our 2003 Notes and $1.3 million in capital leases.

Revolving Credit Facility

On November 21, 2005, the Company entered into an amended revolving credit facility providing up to $140 million of total availability (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement included a $25 million letter of credit sub-facility, with letters of credit reducing availability under the Amended and Restated Credit Agreement.

On December 31, 2005, an Event of Default occurred under the Amended and Restated Credit Agreement as a result of our failure to make the interest payments due on December 1, 2005 under the 2000/2002 Notes described below.

Upon the bankruptcy filing and execution of the DIP Credit Facility described below, the commitments under the Amended and Restated Credit Agreement were terminated. The $130.9 million of borrowings as of December 31, 2005 remained outstanding as of June 30, 2006, have been classified as liabilities subject to compromise and were refinanced upon emergence from bankruptcy through the Exit Credit Facilities described below. The interest rates were (i) on $20 million outstanding under the Amended and Restated Credit Agreement, LIBOR plus 6.50% or Alternate Base Rate (either prime rate or .50% over the Federal Funds Rate, if higher) plus 5.25% and (ii) on additional amounts outstanding, LIBOR plus 2.75% or Alternate Base Rate plus 1.50%. The commitment fee for the unused portion of the Amended and Restated Credit Agreement was 0.50% per annum.

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

As of June 30, 2006, the Company had made no borrowings and had approximately $44.2 million of availability under the DIP Credit Facility. The DIP Credit Facility was terminated upon emergence from bankruptcy.

Exit Credit Facilities

On July 18, 2006, the Company and certain of its subsidiaries entered into a Working Capital Credit Agreement with the lenders party thereto, Merrill Lynch Bank USA, as administrative agent (the “Administrative Agent”), and Merrill Lynch Commercial Finance Corp., as sole lead arranger and book manager (the “Working Capital Credit Agreement”). Also on July 18, 2006, Pliant Corporation Pty Ltd., Pliant Corporation of Canada Ltd., Pliant Film Products GmbH and Aspen Industrial, S.A. de C.V. (collectively, the “Fixed Asset Borrowers”) entered into a Fixed Asset Credit Agreement with the lenders party thereto, Merrill Lynch Bank USA, as administrative agent, and Merrill Lynch Commercial Finance Corp., as sole lead arranger and book manager (the “Fixed Asset Credit Agreement, and together with the Working Capital Credit Agreement, the “Exit Credit Facilities”). The Exit Credit Facilities were funded on July 18, 2006, and replace the Company’s prior credit facilities.

The Exit Credit Facilities provide up to $200 million of total commitments, subject to the borrowing base described below and a required minimum availability amount of at least $10 million. The Working Capital Credit Agreement includes a $20 million letter of credit sub-facility, with letters of credit reducing availability thereunder, and each of the Exit Credit Facilities includes sub-limits for loans to certain of the foreign subsidiaries of the Company which are borrowers under the Exit Credit Facilities.

The Working Capital Credit Agreement is secured by a first-priority security interest in substantially all our inventory, receivables and deposit accounts, capital stock of, or other equity interests in, our existing and future domestic subsidiaries and first-tier foreign subsidiaries, investment property and certain other assets of the Company and its subsidiaries and a second-priority security interest in fixed assets of the Company and its subsidiaries party to the Working Capital Credit Agreement. The Fixed Asset Credit Agreement is secured by a first-priority security interest in the fixed assets of certain foreign subsidiaries of the Company and a second-priority security interest in capital stock of the Fixed Asset Borrowers and their subsidiaries. The Exit Credit Facilities will mature on July 18, 2011.

The interest rates for all loans other than those made to the Company’s German subsidiary range from, in the case of alternate base rate loans, the alternate base rate (either prime rate or .50% over the Federal Funds Rate) plus 1.75% to the alternate base rate plus 2.00% and, in the case of eurodollar loans, LIBOR plus 2.75% to LIBOR plus 3.00%, in each case depending on the amount of available credit. The interest rates for loans made in connection with the loans to the Company’s German subsidiary are, in the case of alternate base rate loans, the alternate base rate plus 5.00% and, in the case of eurodollar loans, LIBOR plus 6.00%. The commitment fee for the unused portion of the Exit Credit Facilities is 0.375% per annum.

The borrowing base under the Working Capital Credit Agreement is based on specified percentages of the Company’s and its subsidiaries’ party thereto eligible accounts receivable, finished goods inventory, work in process and raw material inventory minus certain reserves. The borrowing base under the Fixed Asset Credit Agreement is based on specified percentages of the Company’s and its subsidiaries’ party thereto eligible real estate valued at market value plus the net orderly liquidation value of eligible machinery and equipment minus certain reserves.

The Exit Credit Facilities contain covenants that will limit the ability of the Company and its subsidiaries, subject to certain exceptions, to, among other things, incur or guarantee additional indebtedness, issue preferred stock or become liable in respect of any obligation to purchase or redeem stock, create liens, merge or consolidate with other companies, change lines of business, make certain types of investments, sell assets, enter into certain sale and lease-back and swap transactions, pay dividends on or repurchase stock, make distributions with respect to certain debt obligations, enter into transactions with affiliates, restrict dividends or other payments from the Company’s subsidiaries, modify corporate and certain material debt documents, cancel certain debt, or change its fiscal year or accounting policies. The Exit Credit Facilities also require the Company to comply with a monthly minimum fixed charge coverage ratio of 1.00 to 1.00 for the first year of the facility and of 1.10 to 1.00 thereafter; provided, that such coverage ratio shall only apply during periods in which the amount of availability is and remains less than $20,000,000 for a specified number of days. Once the amount of availability increases and remains above $20,000,000 for a specified number of days, such coverage ratio becomes inapplicable.

11 5/8% Senior Secured Notes due 2009 (the “Amended 2004 Notes”)

On June 30, 2006, we had $285.4 million of Amended 2004 Notes outstanding. The Amended 2004 Notes accrued payment-in-kind interest from the date of issuance through June 30, 2006 at the rate of 11 5/8%. Thereafter, the Amended 2004 Notes continued to accrue interest at such rate until July 18, 2006, on which date the interest rate was increased by .225% to 11.85% in accordance with the Fourth Amended Plan. Such incremental interest rate increase of .225% also accrues as payment-in-kind interest. The Amended 2004 Notes mature on June 15, 2009 and interest is payable semi-annually on each June 15 and December 15.

The Amended 2004 Notes are secured on a first-priority basis by a security interest in our real property, fixtures, equipment, intellectual property and other assets other than the Second-Priority Note Collateral (the “First-Priority Note Collateral”) and on a second-priority basis by a security interest in substantially all our inventory, receivables and deposit accounts, 100% of the capital stock of, or other equity interests in existing and future domestic subsidiaries and foreign subsidiaries that are note guarantors, 65% of the capital stock of, or other equity interests in existing and future first-tier foreign subsidiaries that are not note guarantors, investment property and certain other assets of the Company and the note guarantors (the “Second-Priority Note Collateral”). The Amended 2004 Notes are guaranteed by our existing and future domestic restricted subsidiaries and certain foreign subsidiaries.

Prior to June 15, 2007, we may redeem up to 35% of the principal amount of the Amended 2004 Notes with the net cash proceeds of certain equity offerings by us at a redemption price equal to 111.625% of the sum of the principal amount plus accrued and unpaid interest, provided that after giving effect to such redemption (i) at least 65% of the principal amount of the notes remain outstanding and (ii) any such redemption by us is made within 120 days after such equity offering.

On or after June 15, 2007, we may redeem some or all of the Amended 2004 Notes at the following redemption prices (expressed as percentages of the sum of the principal amount plus accrued and unpaid interest); 111.625% if redeemed on or after June 15, 2007 and prior to December 15, 2007; 108.719% if redeemed on or after December 15, 2007 and prior to June 15, 2008; 105.813% if redeemed on or after June 15, 2008 and prior to December 15, 2008; 102.906% if redeemed on or after December 15, 2008 and prior to June 15, 2009; and 100.000% if redeemed on June 15, 2009.

11 1/8% Senior Secured Discount Notes due 2009 (or the “2004 Notes”)

On June 30, 2006, we had $7.4 million of 2004 Notes outstanding. The 2004 Notes accreted from the date of issuance through June 30, 2006 at the rate of 11 1/8%. Thereafter, the 2004 Notes continued to accrete at such rate until July 18, 2006, on which date the interest rate was increased by .225% to 11.35% in accordance with the Fourth Amended Plan. The 2004 Notes will accrete at the rate of 11.35% until December 15, 2006 to an aggregate principal amount of $1,000.88 per $1,000 stated principal amount. Commencing on December 15, 2006, interest on the 2004 Notes will accrue at the rate of 11.35% with such incremental interest rate increase of .225% accruing as payment-in-kind interest and the remaining 11 1/8% payable in cash semiannually on June 15 and December 15, commencing on June 15, 2007. The 2004 Notes mature on June 15, 2009.

The 2004 Notes are secured by a first-priority security interest in the First-Priority Note Collateral and a second-priority security interest in the Second-Priority Note Collateral. The 2004 Notes are guaranteed by our existing and future domestic restricted subsidiaries and certain foreign subsidiaries.

Prior to June 15, 2007, we may redeem up to 35% of the accreted value of the 2004 Notes with the net cash proceeds of certain equity offerings by us at a redemption price equal to 111.125% of the accreted value thereof plus accrued interest, so long as (i) at least 65% of the accreted value of the notes remains outstanding after such redemption and (ii) any such redemption by us is made within 120 days after such equity offering. On or after June 15, 2007, we may redeem some or all of the 2004 Notes at the following redemption prices (expressed as percentages of the sum of the principal amount plus accrued and unpaid interest): 105.563% if redeemed on or after June 15, 2007 and prior to June 15, 2008; 102.781% if redeemed on or after June 15, 2008 and prior to June 15, 2009; and 100.00% if redeemed on June 15, 2009.

11 1/8% Senior Secured Notes due 2009 (the “2003 Notes”)

On June 30, 2006, we had $250 million of 2003 Notes outstanding. The 2003 Notes accrued interest from the date of issuance through June 30, 2006 at the rate of 11 1/8% and will continue to accrue interest at such rate through the date of maturity. The 2003 Notes mature on September 1, 2009 and interest is payable in cash semiannually on each March 1 and September 1. On July 18, 2006, in accordance with the Fourth Amended Plan, we paid to the trustee with respect to the 2003 Notes, for further distribution to the holders thereof, an aggregate cash payment of $18.5 million, $14.5 million of which represented the interest payment due on March 1, 2006 plus interest on such unpaid interest and the balance of which was a $4 million consent fee.

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

Prior to June 1, 2007, we may, redeem up to 35% of the original aggregate principal amount of the 2003 Notes with the net cash proceeds of one or more equity offerings by us at a redemption price equal to 111.125% of the principal amount thereof, plus accrued and unpaid interest. On or after June 1, 2007, we may redeem some or all of the 2003 Notes at the following redemption prices (expressed as a percentage of the sum of the principal amount plus accrued and unpaid interest): 105.563% if redeemed on or after June 1, 2007 and prior to June 1, 2008; 102.781% if redeemed on or after June 1, 2008 and prior to June 1, 2009; and 100% if redeemed on or after June 1, 2009.

13% Senior Subordinated Notes due 2010 (the “2000/2002 Notes”)

As of June 30, 2006, we had $320 million of 2000/2002 Notes outstanding. Upon emergence from bankruptcy, the 2000/2002 Notes were exchanged for a combination of new debt, new preferred stock, new common stock and a $3.2 million cash consent fee.

Preferred stock

As of June 30, 2006, we had approximately $289.2 million of Series A Cumulative Exchangeable Redeemable Preferred Stock outstanding, which was considered impaired within the meaning of section 1124 of the Bankruptcy Code. Accordingly, the related liquidation value and accrued dividends through January 2, 2006 have been classified as liabilities subject to compromise in our consolidated balance sheet. Upon emergence from bankruptcy, the Series A Preferred Stock was exchanged for a combination of new preferred stock and new common stock.

In addition, as of June 30, 2006, we had $0.1 million of Series B Redeemable Preferred Stock outstanding. Upon emergence from bankruptcy, the Series B Preferred Stock was cancelled and certain holders received a cash payment in respect of their shares.

Net Cash Provided by/Used in Operating Activities

Net cash provided by operating activities was $42.8 million for the six months ended June 30, 2006, an increase of $38.2 million, compared to net cash provided by operating activities of $4.6 million for the same period in 2005. This increase was due primarily to reductions in working capital of $30.0 million for the six months ended June 30, 2006 compared to $1.7 million for the six months ended June 30, 2005. Accounts receivable and inventories on a combined basis increased $5.4 million in the six months ended June 30, 2006 compared to a decrease of $8.8 million in the six months ended June 30, 2005. Accounts payable and accrued liabilities on a combined basis increased $30.0 million in the six months ended June 30, 2006 compared to an increase of $9.7 million for the six months ended June 30, 2005. Other assets, which included $7.3 million of cash collateralized letters of credit as of December 31, 2005, decreased $6.5 million as the cash collateralization on $6.5 million of these letters credit was no longer required as of June 30, 2006.

Net Cash Used in Investing Activities

Net cash used in investing activities increased $6.9 million to $18.4 million for the six months ended June 30, 2006, from $11.4 million for the six months ended June 30, 2005 primarily due to an increase in capital expenditures of $1.7 million and to $5.2 million in proceeds from sale of Alliant assets in 2005.

Net Cash Provided by/Used in Financing Activities

Net cash used in financing activities was $2.6 million for the six months ended June 30, 2006, compared to net cash provided by financing activities of $5.9 million for the six months ended June 30, 2005. Activity for the first six months of 2006 included $1.0 million payment of arrangement fees associated with our DIP revolving credit facility, $0.65 million of fees associated with our exit financing and $1.3 million of repayments of capital leases. The activity for the first six months of 2005 included borrowings under the revolving credit facility of $14.8 million, offset by payments of $7.5 million in financing fees and $1.4 million repayments of capital lease and insurance financing.

Liquidity

As of June 30, 2006, we had approximately $159.9 million of working capital excluding current maturities of long term debt and debt in default and approximately $33.7 million in cash and cash equivalents. A portion of our cash and cash equivalents are held by our foreign subsidiaries. Repatriation tax rates may make it economically unattractive to access cash and cash equivalents generated by our foreign operations for use in our U.S. operations, including to pay principal and interest on outstanding borrowings.

As of June 30, 2006, we had approximately $130.9 million of outstanding borrowings under the Amended and Restated Credit Agreement, all of which was refinanced through the Exit Credit Facilities. The Exit Credit Facilities provide up to $200 million of total commitments, subject to the borrowing base described above and a required minimum availability amount of at least $10 million. As of August 10, 2006, we had outstanding borrowings of approximately $127.9 million and approximately $40.8 million of availability under the Exit Credit Facilities. As of August 10, 2006, we had an aggregate of $12.0 million of cash on hand in the U.S., Canada, Mexico and Australia.

The Company currently believes that cash flow from operations and amounts available under the Exit Credit Facilities will be adequate to address our foreseeable liquidity needs in the normal course of business.

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

Our revolving credit facility is at a variable rate of interest. An increase of 1% in interest rates would result in an additional $1.3 million of annual interest expense based on our revolving credit facility balance of $130.9 million as of June 30, 2006.

Our raw material costs are comprised primarily of resins. Our resin costs comprised approximately 65% of our total manufacturing costs. Market risk arises from changes in resin costs. Although the average selling prices of our products generally increase or decrease as the cost of resins increases or decreases, the impact of a change in resin prices is more immediately reflected in our raw material costs than in our selling prices. In prior years, we entered into commodity collar agreements to manage resin market risks. At June 30, 2006, we did not have any commodity collar agreements outstanding. Prices for resin have dropped dramatically during 2006 and are expected to continue to decline.

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

PART II.   OTHER INFORMATION

ITEM 1.                    LEGAL PROCEEDINGS

On January 3, 2006, Pliant Corporation and ten subsidiaries (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking relief under the provisions of chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) (the “Chapter 11 Cases”). The Chapter 11 Cases were jointly administered under the caption “In re: Pliant Corporation, et al., Case No. 06-10001”. Three of our subsidiaries with Canadian operations commenced ancillary proceedings in a Canadian court to recognize the Chapter 11 proceedings as “foreign proceedings” pursuant to Canada’s Companies’ Creditors Arrangement Act. Pliant’s subsidiaries in Australia, Germany and Mexico were not included in the bankruptcy filings.

On April 18, 2006, the Debtors filed with the Bankruptcy Court the Debtors’ Second Amended Joint Plan of Reorganization, along with certain exhibits thereto, and the Amended Disclosure Statement for Debtors’ Second Amended Joint Plan of Reorganization (the “Amended Disclosure Statement”), along with certain exhibits thereto. On April 18, 2006, the Bankruptcy Court approved the Amended Disclosure Statement as containing adequate information within the meaning of section 1125 of the Bankruptcy Code and authorized the Debtors to distribute the Amended Disclosure Statement, including all exhibits thereto, to all holders of claims and interests against each of the Debtors. On June 5, 2006, the Debtors filed with the Bankruptcy Court the Debtors’ Third Amended Joint Plan of Reorganization. On June 16, 2006, the Company reached an agreement with representatives of its key classes of bondholders and shareholders in the Chapter 11 Cases. On June 19, 2006, consistent with the terms of this agreement, the Debtors filed with the Bankruptcy Court the Debtors’ Fourth Amended Joint Plan of Reorganization (the “Fourth Amended Plan”) which was approved by the Bankruptcy Court on June 23, 2006. On July 18, 2006, the Company consummated its reorganization through a series of transactions contemplated in the Fourth Amended Plan. On July 18, 2006, the Company filed with the Bankruptcy Court a Notice of Effective Date of Debtors’ Fourth Amended Joint Plan of Reorganization and Bar Date for Certain Claims (the “Notice”) announcing the effectiveness of the Fourth Amended Plan.

On May 4, 2006, Richard P. Durham and Durham Capital L.L.C. filed a Proof of Claim for $11,747,513.40 against Pliant Corporation in the Bankruptcy Court. The Proof of Claim alleged that, pursuant to rights created by an Employment Agreement dated May 31, 2000 between the Company and Richard P. Durham governing the repurchase of shares of capital stock in the event that Mr. Durham’s employment terminated, Mr. Durham has a claim against the Company composed of three elements: 1) payment for 18,200 shares of Common Stock in the amount of $8,792,966.00; 2) payment for 1232 shares of Series A Preferred Stock in the amount of $2,350,415.50; and 3) payment for warrants for 1,250.48 shares of Common Stock, less the exercise price ($0.01 per share), in the amount of $604,131.90. On June 30, 2006, the Company filed a Complaint and Objection with the Bankruptcy Court seeking a determination of the status and rights associated with the claim of Richard P. Durham and Durham Capital, L.L.C. described above and objecting to the Durham parties’ claim by submitting that: 1) the claim should be disallowed in its entirety pursuant to the Bankruptcy Code; and 2) in the event that it is determined that the Durham claim constitutes a “claim” within the meaning of the Bankruptcy Code, the claim should be subordinated pursuant to the Bankruptcy Code because it is a claim for damages arising out of the purchase or sale of securities. The Company’s June 30, 2006 Complaint and Objection also asserted a claim against the Durham parties related to the repurchase by the Company of other shares of common stock in October and December 2002. On July 25, 2006, Richard P. Durham and Durham Capital, L.L.C. filed an Answer and Counterclaim in response to the Company’s Complaint and Objection asserting a counterclaim for Breach of Contract and seeking $11,747,513.40 in damages. The Bankruptcy Court has scheduled a hearing on these matters to begin on October 10, 2006.

 For a discussion of the patent infringement lawsuit filed by the Company against MSC Marketing & Technology, Inc., d/b/a Sigma Stretch Film, and Atlantis Plastics, Inc. on May 19, 2004, Case No. 04-C3509 (N.D. Ill.) see the Company’s Form 10-Q for the three months ended March 31, 2006. On July 21, 2006, the Court orally granted a motion by the Company which will have the effect of permitting the Company to immediately appeal the Court’s claim construction ruling to the Court of Appeals for the Federal Circuit. The Company is awaiting entry of the written judgment in conformity with that ruling which will permit it proceed with the appeal. On July 21, 2006, MSC Marketing & Technology, Inc. filed a motion for summary judgment seeking a ruling that the patent-in-suit is invalid and on August 3, 2006, it filed a motion for summary judgment seeking a ruling that it has not infringed the patent. Atlantis Plastics, Inc. has advised the Company’s counsel that it also will file motions for summary judgment asserting non-infringement and invalidity of the patent.

There have been no other significant changes with respect to the case since December 31, 2005.

For a discussion of the lawsuit filed against the Company by Tredegar Film Products Corp. on August 30, 2005, Case no. 05 CH 14715 (Cook County, Illinois Circuit Court, Chancery Division), see the Company’s Form 10-Q for the three months ended March 31, 2006. Pursuant to an Agreed Order of the bankruptcy Court entered July 17, 2006, Tredegar has been permitted to prosecute the Illinois Action through final judgment, provided that any judgment in favor of Tredegar shall be enforced only in accordance with the Debtors’ Fourth Amended Joint Plan of Reorganization. The case is in the early stages of discovery

There have been no other significant changes with respect to the case since December 31, 2005.

In addition, we are involved in routine litigation in the normal course of business. On the basis of information presently available and advice received from counsel representing the Company and its subsidiaries, it is the opinion of management that the disposition or ultimate determination of such claims and lawsuits against the Company will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

ITEM 1A. RISK FACTORS

As of June 30, 2006, there were no material changes to the risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Following our emergence from bankruptcy on July 18, 2006, certain risks relating to operating in bankruptcy, our ability to borrow under our DIP Credit Facility and our ability to obtain exit financing no longer apply. In addition, affiliates of J.P. Morgan Partners, LLC now own approximately 13.4% of our Series AA Preferred Stock and 40.7% of our New Common Stock, rather than the percentages of our common stock, warrants and preferred stock set forth as of December 31, 2005.

ITEM 2.                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                    DEFAULTS UPON SENIOR SECURITIES

The Company defaulted in the payment of $13.9 million of interest that was due on its 2003 Notes on March 1, 2006 and had not cured that default as of June 30, 2006. On July 18, 2006, the total arrearage with respect to the defaulted interest payment of $13.9 million plus interest on the overdue installment of interest was paid by the Company to the trustee with respect to the 2003 Notes for further distribution to the holders thereof.

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company submitted the Debtors Second Amended Joint Plan of Reorganization, dated as of April 18, 2006, to the holders of record as of such date of claims against and interests in the Company, including holders of the securities of the Company. An affidavit of Bankruptcy Services LLC certifying as to the results of such vote is attached to this report as Exhibit 22 and incorporated herein by reference. The United States Bankruptcy Court for the District of Delaware determined that a further solicitation of holders of claims and interests with respect to the Debtors Fourth Amended Joint Plan of Reorganization, dated as of June 19, 2006 and confirmed by order of the Bankruptcy Court on June 23, 2006 (the “Fourth Amended Plan”), was not required. A summary of the transactions comprising the Fourth Amended Plan is set forth in footnote 16 “Subsequent Events” to the financial statements included in Item 1 of Part I of this report.

ITEM 5.                    OTHER INFORMATION

None

ITEM 6.                    EXHIBITS

(a)             The following exhibits are filed with this report.

2

Debtors Fourth Amended Joint Plan of Reorganization, dated as of June 19, 2006 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Pliant Corporation on June 19, 2006).

3.1

Amended and Restated Certificate of Incorporation of Pliant Corporation, effective as of July 18, 2006 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Pliant Corporation on July 24, 2006).

3.2

Amended and Restated Bylaws of Pliant Corporation, effective as of July 18, 2006 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by Pliant Corporation on July 24, 2006).

4.1

Indenture, dated as of July 18, 2006, among Pliant Corporation, certain subsidiaries of Pliant Corporation, and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Pliant Corporation on July 24, 2006).

4.2

First Supplemental Indenture, dated as of July 18, 2006, with respect to the Amended and Restated Indenture, dated as of May 6, 2005, among Pliant Corporation, certain subsidiaries of Pliant Corporation, and Wilmington Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Pliant Corporation on July 24, 2006).

4.3

Stockholders’ Agreement, dated as of July 18, 2006, among Pliant Corporation and holders of Pliant Corporation’s Common Stock (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Pliant Corporation on July 24, 2006).

4.4

Registration Rights Agreement, dated as of July 18, 2006, among Pliant Corporation and holders of Pliant Corporation’s Series AA Redeemable Preferred Stock (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by Pliant Corporation on July 24, 2006).

22	Affidavit, dated May 26, 2006, of Diane Streany of Bankruptcy Services LLC certifying the ballots accepting or rejecting the Debtors’ Second Amended Joint Plan of Reorganization.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLIANT CORPORATION

/s/ JOSEPH J. KWEDERIS
JOSEPH J. KWEDERIS
Chief Financial Officer
(Authorized Signatory and
Principal Financial and Accounting Officer)

Date: August 14, 2006

INDEX TO EXHIBITS

Exhibits
2

Debtors Fourth Amended Joint Plan of Reorganization, dated as of June 19, 2006 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Pliant Corporation on June 19, 2006).

3.1

Amended and Restated Certificate of Incorporation of Pliant Corporation, effective as of July 18, 2006 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Pliant Corporation on July 24, 2006).

3.2

Amended and Restated Bylaws of Pliant Corporation, effective as of July 18, 2006 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by Pliant Corporation on July 24, 2006).

4.1

Indenture, dated as of July 18, 2006, among Pliant Corporation, certain subsidiaries of Pliant Corporation, and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Pliant Corporation on July 24, 2006).

4.2

First Supplemental Indenture, dated as of July 18, 2006, with respect to the Amended and Restated Indenture, dated as of May 6, 2005, among Pliant Corporation, certain subsidiaries of Pliant Corporation, and Wilmington Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Pliant Corporation on July 24, 2006).

4.3

Stockholders’ Agreement, dated as of July 18, 2006, among Pliant Corporation and holders of Pliant Corporation’s Common Stock (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Pliant Corporation on July 24, 2006).

4.4

Registration Rights Agreement, dated as of July 18, 2006, among Pliant Corporation and holders of Pliant Corporation’s Series AA Redeemable Preferred Stock (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by Pliant Corporation on July 24, 2006).

22	Affidavit, dated May 26, 2006, of Diane Streany of Bankruptcy Services LLC certifying the ballots accepting or rejecting the Debtors’ Second Amended Joint Plan of Reorganization.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.