Form 10-Q
period 2006-09-30
PLIANT CORPORORATION
filed 2006-11-14
CIK 1049442

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On November 7, 2006, there were 100,003 outstanding shares of the registrant’s Common Stock.

PLIANT CORPORATION AND SUBSIDIARIES

EXPLANATORY NOTE

On July 18, 2006, Pliant Corporation consummated its reorganization through a series of transactions contemplated in the Debtors’ Fourth Amended Joint Plan of Reorganization, dated as of June 19, 2006, which previously had been approved by order of the United States Bankruptcy Court for the District of Delaware on June 23, 2006.   In connection therewith, Pliant Corporation changed its state of incorporation from Utah to Delaware and obtained a new I.R.S. Employer Identification Number as set forth on the cover page of this report.  Additional information with respect to the reorganization is set forth in footnotes 1 – “Basis of Presentation” and 2 – “Reorganization” to the financial statements included in Item 1 of Part I of this report.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2006 (UNAUDITED) AND DECEMBER 31, 2005

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	September 30,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 5,405	$ 12,802
Receivables, net of allowances of $5,078 and $5,672, respectively	148,478	137,684
Inventories (Note 3)	111,590	106,826
Prepaid expenses and other	7,924	7,222
Income taxes receivable, net	987	1,074
Deferred income taxes	11,806	11,424
Total current assets	286,190	277,032
PLANT AND EQUIPMENT, net	296,224	294,993
GOODWILL	182,300	182,245
INTANGIBLE ASSETS, net	13,962	14,719
OTHER ASSETS	28,977	51,916
TOTAL ASSETS	$ 807,653	$ 820,905

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt and debt in default (Note 9)	$ 1,054	$ 973,244
Trade accounts payable	95,879	52,000
Accrued liabilities:
Interest payable	3,564	34,359
Customer rebates	6,621	9,538
Other	48,152	41,307
Total current liabilities	155,270	1,110,448
LONG-TERM DEBT, net of current portion (Note 9)	737,656	8,451
OTHER LIABILITIES	33,070	34,677
DEFERRED INCOME TAXES	31,056	31,575
SHARES SUBJECT TO MANDATORY REDEMPTION (Note 2, 11)	—	270,689
Total liabilities	957,052	1,455,840
REDEEMABLE PREFERRED STOCK - Series B - 720 shares previously authorized, no par value, no shares outstanding at September 30, 2006 and 628 shares outstanding at December 31, 2005	—	102
REDEEMABLE COMMON STOCK - no par value; 60,000 shares previously authorized; no shares outstanding at September 30, 2006 and 10,873 shares outstanding at December 31, 2005, net of related stockholders’ notes receivable of $1,827	—	6,645
STOCKHOLDERS’ DEFICIT:
Redeemable Preferred Stock - Series AA - 335,650 shares authorized, par value $.01 per share, with a redemption and liquidation value of $1,000 per share plus accumulated dividends. 335,592 shares outstanding at September 30, 2006 and no shares outstanding at December 31, 2005	186,013	—
Redeemable Preferred Stock - Series M - 8,000 shares authorized, par value $.01 per share, no shares outstanding at September 30, 2006 and December 31, 2005	—	—
Common stock - par value $.01 per share; 100,050,000 shares authorized, 100,003 shares outstanding at September 30, 2006 and no shares outstanding at December 31, 2005	1
Common stock - no par value; 10,000,000 shares previously authorized, no shares outstanding at September 30, 2006 and 542,618 share outstanding at December 31, 2005		103,376
Paid in capital	154,486	—
Warrants to purchase common stock	—	39,133
Accumulated deficit	(470,237)	(763,940)
Stockholders’ notes receivable, net of reserves of $4,918 and $0	—	(660)
Accumulated other comprehensive loss	(19,662)	(19,591)
Total stockholders’ deficit	(149,399)	(641,682)
TOTAL LIABILITIES AND STOCKOLDERS’ DEFICIT	$ 807,653	$ 820,905

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (IN THOUSANDS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

NET SALES	$ 293,357	$ 261,973	$ 880,086	$ 784,107

COST OF SALES	259,356	229,501	774,781	684,750

Gross Profit	34,001	32,472	105,305	99,357

OPERATING EXPENSES:
Sales, General and Administrative	17,830	18,573	53,762	58,162
Research and Development	2,193	2,353	6,795	6,585
Restructuring and Other Costs (Note 4)	(685)	351	(655)	2,433
Reorganization Costs (Note 2)	18,427	—	82,248	—
Total operating expenses	37,765	21,277	142,150	67,180

OPERATING INCOME (LOSS)	(3,764)	11,195	(36,845)	32,177

INTEREST EXPENSE:
Current and Long-term debt (Note 5, 9)	(19,996)	(26,734)	(60,336)	(82,362)
Dividends and accretion on Redeemable Preferred Stock (Note 11)	—	(10,041)	(271)	(28,998)
GAIN ON EXTINGUISHMENT OF DEBT (Note 2)	398,454	—	398,454	—
OTHER INCOME (EXPENSE) - Net	1,923	20	2,060	3,959

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	376,617	(25,560)	303,062	(75,224)

INCOME TAX EXPENSE (BENEFIT) (Note 7)	(795)	(139)	446	1,196

INCOME (LOSS) FROM CONTINUING OPERATIONS	377,412	(25,421)	302,616	(76,420)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	—	—	—	(560)

NET INCOME (LOSS)	$ 377,412	$ (25,421)	$ 302,616	$ (76,980)

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(IN THOUSANDS) (UNAUDITED)

	Nine Months Ended
	September 30,
	2006	2005
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
Net income (loss)	$ 302,616	$ (76,980)
Adjustments to reconcile net income (loss) to net cash provided by continuing operating activities:
Depreciation and amortization	30,135	29,955
Amortization of deferred financing costs and accretion of debt discount	28,422	27,624
Deferred dividends and accretion on preferred shares	271	28,998
Write off of deferred financing costs	17,252	—
Write off of original issue debt discount and premium	30,453	—
Deferred income taxes	(820)	1,579
Loss from discontinued operations	—	560
Gain on disposal of assets	(1,867)	(4,167)
Gain on extinguishment of debt	(398,454)	—
Changes in assets and liabilities:
Receivables	(10,217)	(6,563)
Inventories	(4,369)	3,260
Prepaid expenses and other	(705)	(975)
Income taxes payable/receivable	1,132	(1,225)
Other assets	6,528	1,395
Trade accounts payable	43,861	4,573
Accrued liabilities	(3,874)	(693)
Other liabilities	(1,775)	2,554
Other	2	(33)
Net cash provided by continuing operating activities	38,591	9,862

CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES:
Proceeds from sale of assets	2,602	5,191
Capital expenditures for plant and equipment	(29,277)	(26,422)
Net cash used in continuing investing activities	(26,675)	(21,231)

CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES:
Repurchase of preferred stock	—	(10)
Issuance of senior secured notes	—	250,607
Repayment of senior secured discount notes	—	(250,607)
Payment of financing fees	(10,476)	(7,643)
Repayments of DIP revolver due to refinancing	(138,842)	—
Borrowings under Exit Credit Facilities	133,621	—
Proceeds from revolving debt - net	—	24,100
Repayment of capital leases and other, net	(1,290)	(1,488)
Net cash provided by / (used in) continuing financing activities	(16,987)	14,959

DISCONTINUED OPERATIONS (REVISED - SEE NOTE 1):
Cash used in operating activities	—	(195)
Total cash used in discontinued operations	—	(195)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,326)	(2,026)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,397)	1,369
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	12,802	5,580
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$ 5,405	$ 6,949
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$ 37,619	$ 59,547
Income taxes	2,087	2,190
Other non-cash disclosure:
Preferred Stock dividends accrued but not paid	257	28,149

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (IN THOUSANDS) (UNAUDITED)

	Preferred Stock				Common Stock								Accumulated
										Warrants to		Stockholders’	Other
	Series AA		Series M		Delaware Corporation		Paid In	Utah Corporation		Purchase	Accumulated	Notes	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Common Stock	Deficit	Receivable	Loss	Total

BALANCE - December 31, 2005	—	$ —	—	$ —	—	$ —	$ —	543	$103,376	$ 39,133	$ (763,940)	$ (660)	$ (19,591)	$(641,682)

Reorganization
Issuance of Delaware Corporation stock	336	$177,100	—	$ —										177,100

Issuance of Delaware Corporation stock					100	1	$3,481							3,482

Retirement of Utah Corporation stock							$151,005	(543)	$(103,376)	$ (39,133)		660		9,156
	336	$177,100	—	$ —	100	$ 1	$154,486	—	$ —	$ —	$ (763,940)	$ —	$ (19,591)	$(451,944)

Preferred stock dividends		8,913									$ (8,913)			—

Net Income					—	—		—	—	—	302,616	—	—	302,616

Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(71)	(71)

BALANCE - September 30, 2006	336	$186,013	—	$ —	100	$ 1	$154,486	—	$ —	$ —	$ (470,237)	$ —	$ (19,662)	$(149,399)

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

Principles of Consolidation   The accompanying condensed consolidated financial statements have been prepared, without audit, in accordance with U.S. generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. The information reflects all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows of Pliant as of the dates and for the periods presented. Results of operations for the periods ended September 30, 2006 are not necessarily indicative of results of operations to be expected for the full fiscal year.

Certain information in footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Certain reclassifications have been made to the condensed consolidated financial statements for the periods ended September 30, 2005 for comparative purposes, including separate disclosure of the operating, investing and financing portions of the cash flows attributable to discontinued operations, which in prior periods were reported on a combined basis as a single amount.

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

On June 19, 2006, the Debtors filed with the Bankruptcy Court the Debtors’ Fourth Amended Joint Plan of Reorganization (the “Fourth Amended Plan”) which was approved by the Bankruptcy Court on June 23, 2006.  On July 18, 2006, the Company consummated its reorganization through a series of transactions contemplated in the Fourth Amended Plan.  See footnote 2 – Reorganization for further details.  On July 18, 2006, the Company filed with the Bankruptcy Court a Notice of Effective Date of Debtors’ Fourth Amended Joint Plan of Reorganization and Bar Date for Certain Claims (the “Notice”) announcing the effectiveness of the Fourth Amended Plan.

American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), applies to the Debtors’ financial statements while the Debtors operate under the provisions of chapter 11. SOP 90-7 generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business are reported separately as financial restructuring costs in the statements of operations for the three and nine months ended September 30, 2006. Liabilities affected by implementation of a plan of reorganization are reported at amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, reorganization related items that significantly impact cash provided by continuing operations are disclosed separately in the statement of cash flows.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  SFAS 158 requires an employer to recognize a plan’s funded status in its statement of financial position, measure a plan’s assets and obligations as of the end of the employer’s fiscal year and recognize the changes in a defined benefit postretirement plan’s funded status in comprehensive income in the year in which the changes occur.  SFAS 158’s requirement to recognize the funded status of a benefit plan and new disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006.  The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.  The Company estimates there will be no material adjustment to other comprehensive income for the year ending December 31, 2006, as a result of adopting SFAS 158.  The Company does not expect SFAS 158 to have a material impact on its results of operations or financial position.

2.                        REORGANIZATION

On July 18, 2006, the Company consummated its reorganization through a series of transactions contemplated in the Fourth Amended Plan, which previously had been approved by order of the United States Bankruptcy Court for the District of Delaware on June 23, 2006.

Among the transactions effected pursuant to the Fourth Amended Plan, as of July 18, 2006 the Company (i) changed its state of incorporation from Utah to Delaware, (ii) extinguished its Series B Redeemable Preferred Stock, no par value, (iii) issued, in exchange for all of its 13% Senior Subordinated Notes due 2010 (the “2000/2002 Notes”), Series A Cumulative Exchangeable Redeemable Preferred Stock, no par value, and Common Stock, no par value, then outstanding (A) an aggregate principal amount of $34,967,000 of 13% Senior Subordinated Notes due 2010 (the “New Subordinated Notes”), (B) 335,592 shares of Series AA Redeemable Preferred Stock, par value $.01 per share (“Series AA Preferred Stock”), and (C) 100,003 shares of Common Stock, par value $.01 per share (“New Common Stock”), (iv) made cash payments to the applicable trustee of (A) $3,200,000 for further distribution to the holders of the 2000/2002 Notes and (B) $18,529,375.55 for further distribution to the holders of its 11 1/8% Senior Secured Notes due 2009 (the “2003 Notes”), (v) increased the interest rate on its 11 1/8% Senior Secured Discount Notes due 2009 (the “2004 Notes”) and its 11 5/8% Senior Secured Notes due 2009 (the “Amended 2004 Notes”) by .225%, (vi) entered into exit credit facilities to replace the amended revolving credit facility dated November 21, 2005 (the “Amended and Restated Credit Agreement”) and the Senior Secured, Super Priority, Priming Debtor-in-Possession Credit Agreement dated as of January 4, 2006 (the “DIP Credit Facility”) and (vii) entered into a Stockholders Agreement with respect to the New Common Stock and a Registration Rights Agreement with respect to the Series AA Preferred Stock. As a result, the prior credit facilities, the indenture dated May 31, 2000 governing the 2000 Notes (the “2000 Indenture”) and the indenture dated April 10, 2002 governing the 2002 Notes (the “2002 Indenture”) were terminated, except, with respect to the indentures, to the extent necessary to permit the trustee under such indentures to make distributions to the holders of the 2000 Notes and 2002 Notes under the Fourth Amended Plan. In addition, on July 18, 2006, the Company’s Deferred Cash Incentive Plan and 2006 Restricted Stock Incentive Plan, as further discussed below, became effective.

In connection with the issuance of the New Subordinated Notes, the Company entered into an Indenture, dated as of July 18, 2006 (the “New Subordinated Notes Indenture”) among the Company, certain subsidiaries of the Company and The Bank of New York Trust Company, N.A., as trustee. The New Subordinated Notes Indenture provides that interest will accrue on the New Subordinated Notes from the date of issuance at the rate of 13% per annum until maturity on July 15, 2010 and will be payable semi-annually on the New Subordinated Notes on each January 15 and July 15, commencing January 15, 2007, to holders of record on the immediately preceding January 1 or July 1. The New Subordinated Notes will accrue payment-in-kind interest with respect to the first two interest payment dates and then will accrue semi-annual cash pay interest with respect to the interest payment dates thereafter. The New Subordinated Notes are subject to the Company’s right, which will be assignable, to refinance the New Subordinated Notes during the first year after issuance by tendering to the holders of all of the New Subordinated Notes cash in an amount equal to (i) $20,000,000 plus (ii) interest accrued at a rate of 13% per annum from the date of issuance through the date of payment on a principal amount of $20,000,000 minus (iii) any interest previously paid in cash on the New Subordinated Notes. Commencing on July 19, 2007, the Company may redeem the New Subordinated Notes in whole or in part at a redemption price equal to 100% of the aggregate principal amount of the New Subordinated Notes plus accrued and unpaid interest to the redemption date. The New Subordinated Notes Indenture provides the holders of the New Subordinated Notes with the right to require the Company to repurchase the New Subordinated Notes at a repurchase price equal to 101% of the aggregate principal amount plus accrued and unpaid interest upon a change of control of the Company (as defined in the New Subordinated Notes Indenture). The New Subordinated Notes Indenture does not provide for a sinking fund with respect to the New Subordinated Notes.

To effect the interest rate increase with respect to the 2004 Notes and Amended 2004 Notes, the Company also entered into a First Supplemental Indenture, dated as of July 18, 2006 (the “First Supplemental Indenture”) with respect to the Amended and Restated Indenture, dated as of May 6, 2005 (the “Amended and Restated Indenture”), among the Company, certain subsidiaries of the Company and Wilmington Trust Company, as trustee. The Amended and Restated Indenture was amended to increase the interest rate by .225% with respect to the 2004 Notes and Amended 2004 Notes, which additional interest will accrue as payment-in-kind interest. As a result, on July 18, 2006, the interest rate on the Amended 2004 Notes was increased to 11.85% per annum and the interest rate on the 2004 Notes was increased to 11.35% per annum. Pursuant to Section 9.01(a)(vii) of the Amended and Restated Indenture, consent of the holders of the 2004 Notes and Amended 2004 Notes was not required in connection with the execution of the First Supplemental Indenture.

On July 18, 2006, the Company and/or certain of its subsidiaries entered into (i) a Working Capital Credit Agreement, among the Company, certain of its subsidiaries, the lenders party thereto, Merrill Lynch Bank USA, as administrative agent (the “Administrative Agent”), and Merrill Lynch Commercial Finance Corp., as sole lead arranger and book manager (the “Working Capital Credit Agreement”), and (ii) a Fixed Asset Credit Agreement, among Pliant Corporation Pty Ltd., Pliant Corporation of Canada Ltd., Pliant Film Products GmbH and Aspen Industrial, S.A. de C.V., as borrowers, the lenders party thereto, Merrill Lynch Bank USA, as administrative agent, and Merrill Lynch Commercial Finance Corp., as sole lead arranger and book manager (the “Fixed Asset Credit Agreement, and together with the Working Capital Credit Agreement, the “Exit Credit Facilities”). The Exit Credit Facilities provide up to $200 million of total commitments, subject to the borrowing base described below and a required minimum availability amount of at least $10 million. The Working Capital Credit Agreement includes a $20 million letter of credit sub-facility, with letters of credit reducing availability thereunder, and each of the Exit Credit Facilities includes sub-limits for loans to certain of the foreign subsidiaries of the Company which are borrowers under the Exit Credit Facilities. The Exit Credit Facilities were funded on July 18, 2006, and replace the Company’s prior credit facilities. The Exit Credit Facilities are secured by a first priority security interest in substantially all of the Company’s and certain of its subsidiaries’ assets, although the Administrative Agent has a second priority security interest only in certain of the Company’s and its subsidiaries’ assets consistent with the terms of an intercreditor arrangement with certain bondholders of the Company, which intercreditor arrangement is a carry-over from the Company’s prior credit arrangements. The Exit Credit Facilities will mature on July 18, 2011. The interest rates for all loans other than those made to the Company’s German subsidiary range from, in the case of alternate base rate loans, the alternate base rate (either prime rate or .50% over the Federal Funds Rate) plus 1.75% to the alternate base rate plus 2.00% and, in the case of eurodollar loans, LIBOR plus 2.75% to LIBOR plus 3.00%, in each case depending on the amount of available credit. The interest rates for loans made in connection with the loans to the Company’s German subsidiary are, in the case of alternate base rate loans, the alternate base rate plus 5.00% and, in the case of eurodollar loans, LIBOR plus 6.00%. The commitment fee for the unused portion of the

Exit Credit Facilities is 0.375% per annum. The borrowing base under the Working Capital Credit Agreement is based on specified percentages of the Company’s and its subsidiaries’ party thereto eligible accounts receivable, finished goods inventory, work in process and raw material inventory minus certain reserves. The borrowing base under the Fixed Asset Credit Agreement is based on specified percentages of the Company’s and its subsidiaries’ party thereto eligible real estate valued at market value plus the net orderly liquidation value of eligible machinery and equipment minus certain reserves.

On July 18, 2006, the Company entered into a Stockholders Agreement (the “Stockholders Agreement”) that is binding on all parties receiving shares of New Common Stock, pursuant to the terms of the Fourth Amended Plan. The Stockholders Agreement provides for certain restrictions on transfer of the New Common Stock and requires that all transferees of New Common Stock become a party to the Stockholders Agreement. The Stockholders Agreement also grants to certain holders of New Common Stock the right to purchase their pro rata share of any new equity securities issued by the Company, subject to exceptions for acquisitions, management equity and certain other transactions. The Stockholders Agreement also contains “drag-along rights” that require all holders of New Common Stock to participate in and vote in favor of certain sales of the Company approved by the Board of Directors and certain holders of New Common Stock. The Stockholders Agreement also provides that the 5 (out of a total of 7) members of the Board of Directors to be elected by the holders of New Common Stock will consist of the chief executive officer of the Company and 4 members appointed by the holders of a majority of the New Common Stock held by persons defined as “permitted holders” under the Indentures for the 2003 Notes, 2004 Notes and Amended 2004 Notes. The Stockholders Agreement also provides that certain holders of New Common Stock will have demand registration rights following the third anniversary of the effective date of the Fourth Amended Plan and additional demand and piggyback registration rights following an initial public offering of the New Common Stock.

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

On July 18, 2006, as referenced above, the Company completed a debt for equity exchange whereby 100% of our outstanding $320 million of 2000/2002 Notes and $24.3 million in accrued interest were exchanged for 265,123 shares or 79% of our new Series AA Redeemable Preferred Stock, approximately 30,000 shares or 30% of our new Common Stock, $3.2 million in cash consideration and approximately $35 million in New Subordinated Notes. Pursuant to SFAS 15, Accounting by Debtors and Creditors for Troubled Debt Restructuring, these $35 million of Notes were recorded at aggregate principal plus interest to maturity of $20.1 million or a total of $55.1 million.  In addition, 100% of the $ 298.0 million of Shares Subject to Mandatory Redemption, including our Series A Redeemable Preferred Stock and 18,200 of Redeemable Common Shares put for redemption (see footnote 11 to the financial statements for further details), were also exchanged for 70,469 shares of our new Series AA Redeemable Preferred Stock and 30,570 shares of our new Common Stock. The fair market value of equity received in connection with these exchanges was approximately $180.6 million. Taking into account the $3.2 million of cash consideration bondholders received and collectability reserves of $4.9 million established in connection with outstanding stockholders’ notes receivable, this resulted in a gain on extinguishment of debt of $398.5 million on a combined exchange of $642.3 million of debt and accrued interest.

The Debtors have incurred professional fees and other expenses directly associated with the bankruptcy proceedings. In addition, the Debtors have made certain adjustments to the carrying values of certain pre-petition assets and liabilities. Such costs and adjustments are classified as reorganization costs in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2006 and consist of the following (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2006

Debt subject to compromise:
Write-off of unamortized original issuance, discount, net	$—	$5,856
Write-off of unamortized capitalized financing fees	—	15,777
	—	21,633
Manditorily Redeemable Preferred Stock
Write-off of unamortized original issuance discount	—	24,597
Write-off of capitalized financing fees on the DIP Credit Facility	1,475	1,475
Bondholders’ consent fee	4,000	4,000
Emergence Bonus Plan	1,567	1,567
Professional fees	11,385	28,976
Reorganization costs	$18,427	$82,248

3.                        INVENTORIES

Inventories are valued at the lower of cost (using the first-in, first-out method) or market value. Inventories as of September 30, 2006 and December 31, 2005 consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005

Finished Goods	$52,541	46,179
Raw materials	47,873	50,560
Work-in-progress	11,176	10,087

Total	$111,590	$106,826

4.                        RESTRUCTURING AND OTHER COSTS

Restructuring and other costs include plant closing costs (including costs related to relocation of manufacturing equipment), office closing costs and other costs related to workforce reductions.

The following table summarizes restructuring and other costs for the three and nine months ended September 30, 2006 and 2005, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Plant closing costs:
Severence	$—	$56	$—	$415
Other plant closure costs	(685)	295	(655)	2,229
	(685)	351	(655)	2,644
Office closing and workforce reduction
Severence	—	—	—	(84)
Leases	—	—	—	(127)
	—	—	—	(211)
	$(685)	$351	$(655)	$2,433

The following table summarizes the roll-forward of the reserve from December 31, 2005 to September 30, 2006, as follows (dollars in thousands):

			Accruals for the nine months ended September 30, 2006
					Other
	December 31, 2005				Plant			September 30, 2006
	# Employees	Accrual	Additional		Closure		Payments	# Employees	Accrual
	Terminated	Balance	Employees	Severence	Costs	Total	/Charges	Terminated	Balance
Plant Closing Costs:
Merced	54	$1,000	—	$—	$(700)	$(700)	$(300)	54	$—
Rhode Island	49	5	—	—	—	—	(2)	49	3
Leases	—	2,845	—	—	45	45	(754)	—	2,136
Alliant	19	2	—	—	—	—	—	19	2
	122	$3,852	$—	$—	$(655)	$(655)	$(1,056)	122	$2,141
Office closing Workforce Reduction Costs:
Severence	—	$—	—	$—	$—	$—	$—	—	$—
Leases	—	379	—	—	—	—	—	—	379
	—	$379	—	$—	$—	$—	$—	—	$379
Total Plant & Office Closing	122	$4,231	—	$—	$(655)	$(655)	$(1,056)	122	$2,520

Plant Closing Costs

2006 – During the third quarter of 2006, the Company sold its remaining real estate in Merced, California for $2.4 million, recognized a $1.9 million gain on sale within its Industrial Films segment and reversed $0.7 million of the $1.0 million environmental reserve provided in connection with Merced’s previous restructuring activities in accordance with the terms of the sales agreement.

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

2003 – During 2003, we accrued the present value of future lease payments on three buildings we no longer occupied.  As of September 30, 2006 $1.1 million of these accruals are remaining.

5.                        INTEREST EXPENSE – Current and Long-term debt

Interest expense – current and long-term debt in the statements of operations for the three and nine month periods ended September 30, 2006 and 2005 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest expense, net
Revolving credit facilities	$2,730	$938	$7,785	$2,497
2000/2002 Notes (a)	—	10,400	471	31,200
2003 Notes	6,953	6,953	20,859	20,859
2004 Notes	207	202	597	9,403
Amended 2004 Notes	8,537	7,512	24,218	12,268
Other, net	511	(801)	2,804	(343)
Interest expense accrued, net	18,938	25,204	56,734	75,884
Recurring amortization of financing fees	1,058	1,530	3,602	6,478
TOTAL	$19,996	$26,734	$60,336	$82,362

Cash interest payments
Revolving credit facilities	$2,398	$1,855	$8,935	$2,552
2000/2002 Notes	—	—	—	20,800
2003 Notes	28,437	13,906	28,437	27,812
Other, net (b)	83	544	247	8,383
TOTAL	$30,918	$16,305	$37,619	$59,547

(a) Interest expense for 2006 includes interest for the two days prior to the bankruptcy filing, as these notes were impaired for bankruptcy proceeding purposes, plus interest on the December 1, 2005 unpaid interest payment through January 2, 2006.  Interest expense for these notes for the periods July 1, 2006 through July 17, 2006 and January 3, 2006 through July 17, 2006 would have been $1,901 and $22,432, respectively.

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

7.                        INCOME TAXES

For the three months ended September 30, 2006, income tax benefits of $0.8 million were recognized on pretax income from continuing operations of $376.6 million as compared to income tax benefits of $0.1 million on pretax loss from continuing operations of $25.6 million for the three months ended September 30, 2005.  For the nine months ended September 30, 2006, income tax expense was $0.4 million on pretax income from continuing operations of $303.1 million compared to income tax expense of $1.2 million on pretax loss from continuing operations of $75.2 million for the nine months ended September 30, 2005.  The $398.5 million gain on extinguishment of debt is not subject to income tax pursuant to Internal Revenue Code sections 108 and 361. However, the excluded tax basis gain on extinguishment of debt reduces the net operating losses available for carryover to subsequent years.  Income tax benefits related to net operating losses in the United States are offset by a valuation allowance as the realization of these tax benefits is not certain.  Therefore, the income tax expense in the statements of operations primarily reflects foreign income taxes.

8.                        COMPREHENSIVE INCOME/(LOSS)

Comprehensive income (loss) for the three months ended September 30, 2006 and 2005 was $376.6 million and ($24.5) million, respectively. Comprehensive income (loss) for the nine months ended September 30, 2006 and 2005 was $302.6 million and ($79.0) million, respectively. The components of comprehensive income (loss) are net income (loss), and foreign currency translation.

9.                        LONG-TERM DEBT

Long-term debt as of September 30, 2006 and December 31, 2005 consists of the following (in thousands):

	September 30,	December 31,
	2006	2005

Credit Facilities:
Revolving credit facility	$123,453	$130,924
Senior secured discount notes at 11.35% (formerly 11 1/8%), net of unamortized issue discount (2004 Notes)	7,630	7,033
Senior secured notes, interest at 11.85% (formerly 11 5/8%) (Amended 2004 Notes)	293,973	269,755
Senior secured notes, interest at 11 1/8% (2003 Notes)	250,000	250,000
Senior subordinated notes, interest at 13.0%, net of unamortized issue discount, premium and discount related to warrants (2000/2002 Notes)	—	314,137
Senior subordinated notes, interest at 13.0% (New Subordinated Notes)	55,101	—
Obligations under capital leases	8,553	9,846
TOTAL	738,710	981,695
Less current portion and debt in default	(1,054)	(973,244)
Long-term portion	$737,656	$8,451

Prior Revolving Credit Facility

On November 21, 2005, the Company entered into the Amended and Restated Credit Agreement (as defined in Note 2) providing up to $140 million of total availability, subject to certain borrowing base limitations. The Amended and Restated Credit Agreement included a $25 million letter of credit sub-facility, with letters of credit reducing availability under the Amended and Restated Credit Agreement.

On December 31, 2005, an Event of Default occurred under the Amended and Restated Credit Agreement as a result of our failure to make the interest payments due on December 1, 2005 to holders of the 2000/2002 Notes. Upon the bankruptcy filing and execution of the DIP Credit Facility described below, the commitments under the Amended and Restated Credit Agreement were terminated. The $130.9 million of borrowings as of December 31, 2005 remained outstanding until our emergence from bankruptcy, at which time they were refinanced through our current Exit Credit Facilities.

Prior DIP Credit Facility

On January 4, 2006, we entered into the DIP Credit Facility (as defined in Note 2), among the Company and certain other Debtors, as joint and several borrowers, General Electric Capital Corporation, as administrative agent, collateral agent and lender, Morgan Stanley Senior Funding, Inc., as syndication agent and lender, and the lenders from time to time party thereto. The DIP Credit Facility provided for a $200 million commitment of debtor-in-possession financing to fund the working capital requirements of Pliant and of Pliant’s subsidiaries that were Debtors during the pendency of the bankruptcy proceeding. Although the DIP Credit Facility was nominally in the amount of $200 million, availability was reduced by the aggregate borrowing base of $131.2 million under the Amended and Restated Credit Agreement as of the bankruptcy filing.

The DIP Credit Facility provided the Debtors with up to approximately $68.8 million of additional liquidity, subject to a borrowing base calculated based upon specified percentages of the Debtors’ eligible current and fixed assets, minus $10 million and other reserves.  The Company made no borrowings under the DIP Credit Facility.  The DIP Credit Facility was terminated upon our emergence from bankruptcy and replaced with our Exit Credit Facilities described below.  In addition, approximately $1.5 million of capitalized financing fees associated with the DIP Credit Facility were written off upon emergence.

Current Exit Credit Facilities

On July 18, 2006, the Company and/or certain of its subsidiaries entered into the Exit Credit Facilities, consisting of the Working Capital Credit Agreement and the Fixed Asset Credit Agreement (all as defined in Note 2). The Exit Credit Facilities provide up to $200 million of total commitments, subject to the previously disclosed borrowing base.  The Working Capital Credit Agreement includes a $20 million letter of credit sub-facility, with letters of credit reducing availability thereunder, and each of the Exit Credit Facilities includes sub-limits for loans to certain of the foreign subsidiaries of the Company which are borrowers under the Exit Credit Facilities.

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

The Exit Credit Facilities contain covenants that will limit the ability of Pliant and its subsidiaries, subject to certain exceptions, to, among other things, incur or guarantee additional indebtedness, issue preferred stock or become liable in respect of any obligation to purchase or redeem stock, create liens, merge or consolidate with other companies, change lines of business, make certain types of investments, sell assets, enter into certain sale and lease-back and swap transactions, pay dividends on or repurchase stock, make distributions with respect to certain debt obligations, enter into transactions with affiliates, restrict dividends or other payments from the Company’s subsidiaries, modify corporate and certain material debt documents, cancel certain debt, or change its fiscal year or accounting policies.  The Exit Credit Facilities also require the Company to comply with a monthly minimum fixed charge coverage ratio of 1.00 to 1.00 for the first year of the facility and of 1.10 to 1.00 thereafter; provided, that such coverage ratio shall only apply during periods in which the amount of availability is and remains less than $20,000,000 for a specified number of days.  Once the amount of availability increases and remains above $20,000,000 for a specified number of days, such coverage ratio becomes inapplicable.  In addition, the amount of availability under the Exit Credit Facilities must not be less than $10,000,000 at any time.  The loans will automatically become immediately due and payable without notice upon the occurrence of an event of default involving insolvency or bankruptcy of the Company or any of its subsidiaries.  In addition, upon the occurrence and during the continuation of any other event of default under the Exit Credit Facilities, by notice given to the Company, the Administrative Agent may, and if directed by the Required Lenders (as defined in the Exit Credit Facilities) must, terminate the commitments and/or declare all outstanding loans to be immediately due and payable.

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

As of September 30, 2006, the Company had borrowings of $123.5 million and availability of $55.2 million under the Exit Credit Facilities.

Senior Notes

The bankruptcy filing constituted an Event of Default under the separate Indentures for all of the Company’s Notes, which were then classified as current liabilities in the consolidated balance sheet as of December 31, 2005. Under the Fourth Amended Plan, the 2000/2002 Notes were exchanged for a combination of New Subordinated Notes, new preferred stock, new common stock and cash. The 2000/2002 Notes were deemed impaired for bankruptcy proceeding purposes and the remaining unamortized discount of $5.9 million recognized as financial restructuring costs in the consolidated statement of operations. The 2003 Notes, 2004 Notes and Amended 2004 Notes were reinstated in accordance with their terms, subject to a .225% payment-in-kind interest rate increase with respect to the 2004 Notes and Amended 2004 Notes, thereby increasing the interest rate of such notes to 11.35% and 11.85%, respectively.

On July 18, 2006, the Company, certain of its subsidiaries and The Bank of New York Trust Company, N.A., as trustee, entered into the New Subordinated Notes Indenture with respect to the issuance on such date of the New Subordinated Notes (all as defined in Note 2) in an aggregate principal amount of $34,967,000.  The New Subordinated Notes Indenture provides that interest will accrue on the New Subordinated Notes from the date of issuance at the rate of 13% per annum until maturity on July 15, 2010 and will be payable semi-annually on the New Subordinated Notes on each January 15 and July 15, commencing January 15, 2007, to holders of record on the immediately preceding January 1 or July 1.  The New Subordinated Notes will accrue payment-in-kind interest with respect to the first two interest payment dates and then will accrue semi-annual cash pay interest with respect to the interest payment dates thereafter.  The New Subordinated Notes Indenture does not provide for a sinking fund with respect to the New Subordinated Notes.  Pursuant to SFAS 15, Accounting by Debtors and Creditors for Troubled Debt Restructuring, these $35 million of Notes were recorded at aggregate principal plus interest to maturity of $20.1 million or a total of $55.1 million.

The New Subordinated Notes Indenture contains various covenants including, among other things, covenants limiting the incurrence of indebtedness and restricting certain payments, limiting restrictions on the ability of subsidiaries to make distributions to the Company, limiting sales of assets and subsidiary stock and the entry into affiliate transactions, as well as provisions governing merger and change of control transactions.  The Company may be required under certain circumstances to offer to repurchase New Subordinated Notes with the proceeds of certain asset sales.  Upon a change of control transaction, Holders of New Subordinated Notes may require the Company (subject to certain exceptions) to repurchase New Subordinated Notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest.  The New Subordinated Notes will automatically become due and payable without notice upon the occurrence of an event of default involving insolvency or bankruptcy of the Company or certain of its subsidiaries.  In addition, upon the occurrence and during the continuation of any other event of default under the New Subordinated Notes Indenture, by notice given to the Company, the Trustee or holders of at least 25% in principal amount of the New Subordinated Notes may declare the principal of and accrued and unpaid interest on all the New Subordinated Notes to be immediately due and payable.

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

On July 18, 2006, the Company, certain of its subsidiaries and Wilmington Trust Company, as trustee, entered into the First Supplemental Indenture amending the Amended and Restated Indenture (all as defined in Note 2) to increase the interest rate by .225% per annum with respect to the 2004 Notes and the Amended 2004 Notes, which additional interest will accrue as payment-in-kind interest.  As a result, on July 18, 2006, the interest rate on the Amended 2004 Notes was increased to 11.85% per annum and the interest rate on the 2004 Notes was increased to 11.35% per annum. Commencing on December 15, 2006, only the incremental interest rate increase of ..225% will accrue as payment-in-kind interest on the 2004 Notes and the remaining 11-1/8% interest rate will accrue as cash pay interest. The First Supplemental Indenture did not amend the covenants or acceleration provisions of the Amended and Restated Indenture.

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

Segment profit for the periods ended September 30, 2006 and 2005 and segment assets as of September 30, 2006 and December 31, 2005 are presented in the following table (in thousands). Certain reclassifications have been made to the prior year amounts to be consistent with the 2006 presentation.

			Specialty
	Engineered	Industrial	Products	Corporate/
	Films	Films	Group	Other	Total
Three months ended September 30, 2006
Net sales to customers	$66,177	$83,789	$141,023	$2,368	$293,357
Intersegment sales	3,313	4,243	5,332	(12,888)	—
Total net sales	69,490	88,032	146,355	(10,520)	293,357
Depreciation and amortization	1,880	1,666	5,681	895	10,122
Interest expense	241	161	1,248	18,346	19,996
Segment profit	7,820	9,548	15,972	(7,317)	26,023
Capital expenditures	1,187	1,263	6,616	1,847	10,913
Three months ended September 30, 2005
Net sales to customers	$56,199	$75,711	$128,495	$1,568	$261,973
Intersegment sales	1,080	4,309	1,683	(7,072)	—
Total net sales	57,279	80,020	130,178	(5,504)	261,973
Depreciation and amortization	1,783	1,604	5,364	1,243	9,994
Interest expense	183	136	1,225	35,231	36,775
Segment profit	5,877	7,248	16,026	(7,591)	21,560
Capital expenditures	765	673	6,132	2,225	9,795
Nine months ended September 30, 2006
Net sales to customers	$208,430	$242,613	$422,857	$6,186	$880,086
Intersegment sales	9,945	12,505	12,185	(34,635)	—
Total net sales	218,375	255,118	435,042	(28,449)	880,086
Depreciation and amortization	5,591	5,000	16,857	2,687	30,135
Interest expense	1,639	273	4,254	54,441	60,607
Segment profit	25,588	23,765	48,696	(21,106)	76,943
Capital expenditures	3,137	3,137	19,472	3,531	29,277
Segment assets	156,065	109,830	475,609	66,149	807,653
Nine months ended September 30, 2005
Net sales to customers	$174,685	$221,751	$381,773	$5,890	$784,107
Intersegment sales	3,985	11,499	5,556	(21,040)	—
Total net sales	178,670	233,250	387,329	(15,142)	784,107
Depreciation and amortization	5,300	5,089	16,148	3,418	29,955
Interest expense	514	326	3,904	106,616	111,360
Segment profit	20,135	18,740	51,258	(21,609)	68,524
Capital expenditures	2,252	2,883	17,106	4,181	26,422
As of December 31, 2005
Segment assets	$155,218	$107,528	$462,158	$96,001	$820,905

A reconciliation of the totals reported for the operating segments to the totals reported in the consolidated financial statements as of and for the three and nine month periods ended September 30, 2006 and 2005 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Profit or Loss
Total segment profit	$26,023	$21,560	$76,943	$68,524
Depreciation and amortization	(10,122)	(9,994)	(30,135)	(29,955)
Restructuring and other costs	685	(351)	655	(2,433)
Reorganization costs	(18,427)	—	(82,248)	—
Interest expense	(19,996)	(36,775)	(60,607)	(111,360)
Gain on extinguishment of debt	398,454	—	398,454	—
Income (loss) from continuing operations before income taxes	$376,617	$(25,560)	$303,062	$(75,224)

	September 30,	December 31,
	2006	2005
Assets
Total assets from reportable segments	741,504	724,904
Other unallocated assets	66,149	96,001
Total consolidated assets	$807,653	$820,905

Net sales and long-lived assets of our US and foreign operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net Sales
United States	$239,050	$220,818	$711,990	$636,763
Foreign countries (a)	54,307	41,155	168,096	147,344
Total	$293,357	$261,973	$880,086	$784,107

	September 30,	December 31,
	2006	2005
Long-lived assets
United States	$437,546	$434,725
Foreign countries (a)	54,940	57,232
Total	$492,486	$491,957

Total assets
United States	$688,162	$700,529
Foreign countries (a)	119,491	120,376
Total	$807,653	$820,905

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

The shares subject to mandatory redemption are as follow (dollar amounts in thousands except per share):

	As of September 30 2006	As of December 31 2005
Redeemable Preferred Shares: 167,000 shares previously authorized, no shares outstanding as of September 30, 2006, 140,973 shares outstanding as of December 31, 2005, designated as Series A, no par value with a redemption value of $1,000 per share plus accumulated dividends.	$—	$264,327

Redeemable Common Shares: 18,200 shares that had been put for redemption by a shareholder as of December 31, 2005, net of a shareholder note of $2,431	—	6,362
Total shares subject to mandatory redemption	$—	$270,689

Pursuant to the Company’s Fourth Amended Plan, the Company issued, in exchange for all outstanding Series A Preferred Stock, 70,469 shares (21%) of the Company’s New Series AA Preferred Stock and 28,000 shares (28%) of the Company’s new Common Stock.  In addition, the Fourth Amended Plan provided for the issuance, in exchange for the 18,200 Redeemable Common Stock shares put for redemption, 2,570 shares of the Company’s New Common Stock and the Company reclassified the shareholder note receivable of $2,431 to the Company’s Stockholders’ Deficit in the accompanying Condensed Consolidated Balance Sheet.  See Note 2 – Reorganization for further details.

Interest expense for the three and nine months ended September 30, 2006 includes dividends and accretion on the redeemable preferred shares for the two days prior to the bankruptcy filing.  Had these shares not been deemed impaired, dividends and accretion for the three and nine months ended September 30, 2006 would have been $13,212 and $38,115, respectively.

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

The consolidated accrued net pension expense for the three and nine months ended September 30, 2006 and 2005 includes the following components (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
United States Plans
Service cost-benefits earned during the period	$111	$104	$333	$312
Interest cost on projected benefit obligation	1,278	1,195	3,772	3,585
Expected return on assets	(1,314)	(1,286)	(4,082)	(3,858)
Other	183	28	245	84
Total accrued pension expense	$258	$41	$268	$123

13.                 CONTINGENCIES

Litigation  We are involved in various litigation matters from time to time in the ordinary course of our business, including matters described in previous filings. In our opinion, none of such litigation is material to our financial condition or results of operations.

14.                 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The following condensed consolidating financial statements present, in separate columns, financial information for (i) Pliant Corporation (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries (as specified in the Indenture dated as of May 30, 2003, as amended (the “2003 Indenture”) relating to the 2003 Notes, the First Supplemental Indenture with respect to the Amended and Restated Indenture relating to the 2004 Notes and the Amended 2004 Notes and the New Subordinated Notes Indenture relating to the New Subordinated Notes (the 2003 Notes Indenture, the Amended and Restated Indenture, as amended by the First Supplemental Indenture, and the New Subordinated Notes Indenture, collectively, the “Indentures”)) on a combined basis, with any investments in non-guarantor subsidiaries specified in the Indentures recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for Pliant Corporation and its subsidiaries on a consolidated basis, and (v) Pliant Corporation on a consolidated basis, in each case as of September 30, 2006 and December 31, 2005 and for the three and nine months ended September 30, 2006 and 2005. The 2003 Notes, the 2004 Notes, the Amended 2004 Notes and the New Subordinated Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary and each guarantor subsidiary is 100% owned, directly or indirectly, by Pliant Corporation, except that the 2003 Notes are not guaranteed by Uniplast Industries Co. and the Amended 2004 Notes are not guaranteed by Pliant Solutions Corporation.  Substantially all of the assets of Pliant Solutions Corporation were sold on September 30, 2004 and the remainder disposed prior to December 31, 2005.  There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to Pliant Corporation.  The condensed consolidating financial statements are presented herein, rather than separate financial statements for each of the guarantor subsidiaries, because management believes that separate financial statements relating to the guarantor subsidiaries are not material to investors.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2006  (DOLLARS IN THOUSANDS) (UNAUDITED)

	Pliant	Combined	Combined		Consolidated
	Corporation	Guarantor	Non-Guarantor		Pliant
	(Parent Only)	Subsidiaries	Subsidiaries	Eliminations	Corporation
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7	$758	$4,640	$—	$5,405
Receivables, net of allowances	115,910	10,213	22,355	—	148,478
Inventories	92,872	8,271	10,447	—	111,590
Prepaid expenses and other	4,420	370	3,134	—	7,924
Income taxes receivable, net	(504)	1,440	51	—	987
Deferred income taxes	11,781	3	22	—	11,806
Total current assets	224,486	21,055	40,649	—	286,190
PLANT AND EQUIPMENT, net	247,416	15,967	32,841	—	296,224
GOODWILL	167,583	13,331	1,386	—	182,300
INTANGIBLE ASSETS, net	3,634	10,304	24	—	13,962
INVESTMENT IN SUBSIDIARIES	(16,641)	—	—	16,641	—
OTHER ASSETS	26,091	—	2,886	—	28,977
TOTAL ASSETS	$652,569	$60,657	$77,786	$16,641	$807,653

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term debt and debt in default	$984	$—	$70	$—	$1,054
Trade accounts payable	77,658	5,521	12,700	—	95,879
Accrued liabilities	51,500	2,381	4,456	—	58,337
Due to (from) affiliates	(90,273)	65,723	24,550	—	—
Total current liabilities	39,869	73,625	41,776	—	155,270
LONG-TERM DEBT, net of current portion	709,387	16,700	11,569	—	737,656
OTHER LIABILITIES	29,941	—	3,129	—	33,070
DEFERRED INCOME TAXES	22,771	4,706	3,579	—	31,056
Total liabilities	801,968	95,031	60,053	—	957,052
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock	186,013	—	—	—	186,013
Common stock	1	—	11,916	(11,916)	1
Additional paid-in capital	154,486	14,020	43,822	(57,842)	154,486
Retained earnings (deficit)	(470,237)	(50,731)	(30,635)	81,366	(470,237)
Stockholders’ notes receivable	—	—	—	—	—
Accumulated other comprehensive income (loss)	(19,662)	2,337	(7,370)	5,033	(19,662)
Total stockholders’ equity (deficit)	(149,399)	(34,374)	17,733	16,641	(149,399)
TOTAL LIABILITIES AND STOCKOLDERS’ EQUITY (DEFICIT)	$652,569	$60,657	$77,786	$16,641	$807,653

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2005  (DOLLARS IN THOUSANDS) (UNAUDITED)

	Pliant	Combined	Combined		Consolidated
	Corporation	Guarantor	Non-Guarantor		Pliant
	(Parent Only)	Subsidiaries	Subsidiaries	Eliminations	Corporation
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,860	$1,152	$6,790	$—	$12,802
Receivables, net of allowances	106,735	10,137	20,812	—	137,684
Inventories	88,950	8,025	9,851	—	106,826
Prepaid expenses and other	4,903	892	1,427	—	7,222
Income taxes receivable, net	(701)	1,365	410	—	1,074
Deferred income taxes	12,360	0	(936)	—	11,424
Total current assets	217,107	21,571	38,354	—	277,032
PLANT AND EQUIPMENT, net	243,968	15,421	35,604	—	294,993
GOODWILL	167,583	13,331	1,331	—	182,245
INTANGIBLE ASSETS, net	3,829	10,853	37	—	14,719
INVESTMENT IN SUBSIDIARIES	(41,415)	—	—	41,415	0
OTHER ASSETS	49,251	—	2,665	—	51,916
TOTAL ASSETS	$640,323	$61,176	$77,991	$41,415	$820,905

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term debt and debt in default	$933,795	$39,400	$49	$—	$973,244
Trade accounts payable	37,826	2,909	11,265	—	52,000
Accrued liabilities	78,100	3,267	3,837	—	85,204
Due to (from) affiliates	(105,150)	44,571	60,579	—	—
Total current liabilities	944,571	90,147	75,730	—	1,110,448
LONG-TERM DEBT, net of current portion	4,100	—	4,351	—	8,451
OTHER LIABILITIES	31,953	—	2,724	—	34,677
DEFERRED INCOME TAXES	23,945	4,503	3,127	—	31,575
SHARES SUBJECT TO MANDATORY REDEMPTION	270,689	—	—	—	270,689
LIABILITIES SUBJECT TO COMPROMISE	—	—	—	—	—
Total liabilities	1,275,258	94,650	85,932	—	1,455,840
REDEEMABLE STOCK:
Preferred stock	102	—	—	—	102
Common stock	6,645	—	—	—	6,645
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock	103,376	—	11,916	(11,916)	103,376
Additional paid-in capital	—	14,020	17,386	(31,406)	—
Warrants to purchase common stock	39,133	—	—	—	39,133
Retained earnings (deficit)	(763,940)	(49,184)	(29,596)	78,780	(763,940)
Stockholders’ notes receivable	(660)	—	—	—	(660)
Accumulated other comprehensive income (loss)	(19,591)	1,690	(7,647)	5,957	(19,591)
Total stockholders’ equity (deficit)	(641,682)	(33,474)	(7,941)	41,415	(641,682)
TOTAL LIABILITIES AND STOCKOLDERS’ EQUITY (DEFICIT)	$640,323	$61,176	$77,991	$41,415	$820,905

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 (IN THOUSANDS) (UNAUDITED)

	Pliant	Combined	Combined		Consolidated
	Corporation	Guarantor	Non-Guarantor		Pliant
	(Parent Only)	Subsidiaries	Subsidiaries	Eliminations	Corporation

NET SALES	$251,969	$17,369	$36,938	$(12,919)	$293,357
COST OF SALES	221,827	16,770	33,678	(12,919)	259,356

GROSS PROFIT	30,142	599	3,260	—	34,001
OPERATING EXPENSES	35,438	558	1,769	—	37,765

OPERATING INCOME (LOSS)	(5,296)	41	1,491	—	(3,764)
INTEREST EXPENSE	(18,401)	(241)	(1,354)	—	(19,996)
EQUITY IN EARNINGS OF SUBSIDIARIES	(841)	—	—	841	—
GAIN ON EXTINGUISHMENT OF DEBT	398,454	—	—	—	398,454
OTHER INCOME (EXPENSE) - Net	3,146	(653)	(570)	—	1,923

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	377,062	(853)	(433)	841	376,617

INCOME TAX EXPENSE (BENEFIT)	(350)	(13)	(432)	—	(795)

INCOME (LOSS) FROM CONTINUING OPERATIONS	377,412	(840)	(1)	841	377,412

LOSS FROM DISCONTINUED OPERATIONS	—	—	—	—	—

NET INCOME (LOSS)	$377,412	$(840)	$(1)	$841	$377,412

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 (IN THOUSANDS) (UNAUDITED)

	Pliant	Combined	Combined		Consolidated
	Corporation	Guarantor	Non-Guarantor		Pliant
	(Parent Only)	Subsidiaries	Subsidiaries	Eliminations	Corporation

NET SALES	$220,996	$16,465	$31,620	$(7,108)	$261,973
COST OF SALES	191,681	15,647	29,281	(7,108)	229,501

GROSS PROFIT	29,315	818	2,339	—	32,472
OPERATING EXPENSES	18,751	740	1,786	—	21,277

OPERATING INCOME (LOSS)	10,564	78	553	—	11,195
INTEREST EXPENSE	(35,326)	(183)	(1,266)	—	(36,775)
EQUITY IN EARNINGS OF SUBSIDIARIES	(3,931)	—	—	3,931	—
OTHER INCOME (EXPENSE) - Net	4,055	(2,194)	(1,841)	—	20

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(24,638)	(2,299)	(2,554)	3,931	(25,560)

INCOME TAX EXPENSE	783	(630)	(292)	—	(139)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(25,421)	(1,669)	(2,262)	3,931	(25,421)

LOSS FROM DISCONTINUED OPERATIONS	—	—	—	—	—

NET INCOME (LOSS)	$(25,421)	$(1,669)	$(2,262)	$3,931	$(25,421)

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (IN THOUSANDS) (UNAUDITED)

	Pliant	Combined	Combined		Consolidated
	Corporation	Guarantor	Non-Guarantor		Pliant
	(Parent Only)	Subsidiaries	Subsidiaries	Eliminations	Corporation

NET SALES	$746,705	$58,147	$109,948	$(34,714)	$880,086
COST OF SALES	655,964	53,754	99,777	(34,714)	774,781

GROSS PROFIT	90,741	4,393	10,171	—	105,305
OPERATING EXPENSES	135,083	1,651	5,416	—	142,150

OPERATING INCOME (LOSS)	(44,342)	2,742	4,755	—	(36,845)
INTEREST EXPENSE	(54,619)	(1,639)	(4,349)	—	(60,607)
EQUITY IN EARNINGS OF SUBSIDIARIES	(3,676)	—	—	3,676	—
GAIN ON EXTINGUISHMENT OF DEBT	398,454	—	—	—	398,454
OTHER INCOME (EXPENSE) - Net	6,799	(2,773)	(1,966)	—	2,060

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	302,616	(1,670)	(1,560)	3,676	303,062

INCOME TAX EXPENSE (BENEFIT)	—	(123)	569	—	446

INCOME (LOSS) FROM CONTINUING OPERATIONS	302,616	(1,547)	(2,129)	3,676	302,616

LOSS FROM DISCONTINUED OPERATIONS	—	—	—	—	—

NET INCOME (LOSS)	$302,616	$(1,547)	$(2,129)	$3,676	$302,616

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 (IN THOUSANDS) (UNAUDITED)

	Pliant	Combined	Combined		Consolidated
	Corporation	Guarantor	Non-Guarantor		Pliant
	(Parent Only)	Subsidiaries	Subsidiaries	Eliminations	Corporation

NET SALES	$657,257	$50,363	$97,659	$(21,172)	$784,107
COST OF SALES	566,243	46,608	93,071	(21,172)	684,750

GROSS PROFIT	91,014	3,755	4,588	—	99,357
OPERATING EXPENSES	56,935	3,924	6,321	—	67,180

OPERATING INCOME (LOSS)	34,079	(169)	(1,733)	—	32,177
INTEREST EXPENSE	(106,924)	(514)	(3,922)	—	(111,360)
EQUITY IN EARNINGS OF SUBSIDIARIES	(6,555)	—	—	6,555	—
OTHER INCOME (EXPENSE) - Net	3,774	(2,186)	2,371	—	3,959

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(75,626)	(2,869)	(3,284)	6,555	(75,224)

INCOME TAX EXPENSE	794	14	388	—	1,196

INCOME (LOSS) FROM CONTINUING OPERATIONS	(76,420)	(2,883)	(3,672)	6,555	(76,420)

LOSS FROM DISCONTINUED OPERATIONS	(560)	—	—	—	(560)

NET INCOME (LOSS)	$(76,980)	$(2,883)	$(3,672)	$6,555	$(76,980)

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (IN THOUSANDS) (UNAUDITED)

	Pliant	Combined	Combined		Consolidated
	Corporation	Guarantor	Non-Guarantor		Pliant
	(Parent Only)	Subsidiaries	Subsidiaries	Eliminations	Corporation

CASH FLOW PROVIDED BY (USED IN) CONTINUING OPERATING ACTIVITIES	$23,314	$24,114	$(8,837)	$—	$38,591

CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES:
Proceeds from sale of assets	2,602	—	—	—	2,602
Capital expenditures for plant and equipment	(26,756)	(1,441)	(1,080)	—	(29,277)
Net cash used in continuing investing activities	(24,154)	(1,441)	(1,080)	—	(26,675)

CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES:

Repayments of DIP revolver due to refinancing	(99,442)	(39,400)	—	—	(138,842)
Borrowings under Exit Credit Facilities	109,542	16,700	7,379	—	133,621
Payment of financing fees	(10,476)	—	—	—	(10,476)
Repayment of capital leases and other, net	(1,151)	—	(139)	—	(1,290)
Net cash used in continuing financing activities	(1,527)	(22,700)	7,240	—	(16,987)

CASH USED IN DISCONTINUED OPERATIONS	—	—	—	—	—

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,485)	(368)	527	—	(2,326)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,852)	(395)	(2,150)	—	(7,397)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	4,859	1,153	6,790	—	12,802

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$7	$758	$4,640	$—	$5,405

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 (IN THOUSANDS) (UNAUDITED)

	Pliant	Combined	Combined		Consolidated
	Corporation	Guarantor	Non-Guarantor		Pliant
	(Parent Only)	Subsidiaries	Subsidiaries	Eliminations	Corporation

CASH FLOW PROVIDED BY (USED IN) CONTINUING OPERATING ACTIVITIES	$10,707	$1,615	$(2,460)	$—	$9,862

CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES:
Proceeds from sale of assets	59	605	4,527	—	5,191
Capital expenditures for plant and equipment	(23,678)	(778)	(1,966)	—	(26,422)
Net cash provided by (used in) continuing investing activities	(23,619)	(173)	2,561	—	(21,231)

CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES:
Issuance of senior secured notes	250,607	—	—	—	250,607
Repurchase of senior discount notes	(250,607)	—	—	—	(250,607)
Payment of financing fees	(7,643)	—	—	—	(7,643)
Repayment of capital leases and other, net	(1,488)	—	—	—	(1,488)
Proceeds from revolving debt	24,100	—	—	—	24,100
Repurchase of preferred stock	(10)	—	—	—	(10)
Net cash provided by continuing financing activities	14,959	—	—	—	14,959

CASH USED IN DISCONTINUED OPERATIONS	(195)	—	—	—	(195)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,852)	(1,275)	1,101	—	(2,026)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	167	1,202	—	1,369

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	—	704	4,876	—	5,580

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$—	$871	$6,078	$—	$6,949

15.                 PREFERRED STOCK

Our Amended and Restated Certificate of Incorporation authorizes us to issue 335,650 shares of Series AA Redeemable Preferred Stock, par value $.01 per share, and 8,000 shares of Series M Preferred Stock, par value $.01 per share.  As of September 30, 2006, we had 335,592 shares of Series AA Redeemable Preferred Stock outstanding, with a Stated Value (as defined below) of $344.5 million, and no shares of Series M Preferred Stock outstanding. Upon emergence from bankruptcy, the Series AA Redeemable Preferred Stock was issued in exchange for the previously outstanding Series A Cumulative Exchangeable Redeemable Preferred Stock, as well as for the 2000/2002 Notes.  The previously outstanding Series B Redeemable Preferred Stock was cancelled upon our emergence from bankruptcy with certain holders thereof receiving a cash payment in exchange therefor.

Holders of shares of the Series AA Redeemable Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors out of funds legally available therefore, dividends at the rate of 13% per year on the Stated Value of each share of Series AA Redeemable Preferred Stock.  Dividends on the Series AA Redeemable Preferred Stock are cumulative from the date of issue, accrue whether or not they have been declared and are payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year (each such date, a “Series AA Dividend Payment Date”).  The “Stated Value” of each share of Series AA Preferred Stock is equal to $1,000 per share plus accumulated and unpaid dividends for quarterly periods ended on or prior to the date of determination minus any distributions (other than dividends not otherwise added to the Stated Value) made with respect to such Series AA Preferred Stock.

Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, holders of Series AA Redeemable Preferred Stock will be entitled to a liquidation preference over the holders of Common Stock equal to the Stated Value of each share of Series AA Redeemable Preferred Stock plus accrued and unpaid dividends thereon from and including the day after the most recent Series AA Dividend Payment Date up to (but excluding) the date fixed for distribution.  The Series AA Redeemable Preferred Stock is redeemable at the option of the Company at any time, in whole or in part, at an amount equal to the Stated Value thereof plus accrued and unpaid dividends thereon from and including the day after the most recent Series AA Dividend Payment Date up to (but excluding) the date of redemption.

16.                 SALE OF ALLIANT ASSETS

On April 13, 2005 the Company sold the intellectual property, working capital, and equipment assets used in the Alliant operations to an independent third party for a purchase price of $6.3 million, subject to certain adjustments, with $4.6 million paid in cash at closing and $1.1 million of additional payments received through June 30, 2005.  The remaining purchase price of $0.63 million was placed in escrow with $0.31 million used to finalize the initial purchase price and the remaining $0.32 million paid to settle the final receivable balances.  The Company recorded a gain of $4.1 million on the sale in the Printed Products Film division of our Specialty Products Group and is included in other income in the consolidated statement of operations.  Net sales and net income for this business were $0.7 million and $3.5 million, respectively for the nine months ended September 30, 2005.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 10-K”). This section contains certain forward-looking statements within the meaning of federal securities laws that involve risks and uncertainties, including statements regarding our plans, objectives, goals, strategies and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under “Cautionary Statement for Forward-Looking Information” below in this Item 2, under the “Risk Factors” in Item 1A of Part II and elsewhere in this report.

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

On July 18, 2006, the Company consummated its reorganization through a series of transactions contemplated in the Debtors’ Fourth Amended Joint Plan of Reorganization (the “Fourth Amended Plan”), which had previously been approved by the Bankruptcy Court on June 23, 2006.  We used the Chapter 11 Cases to complete our financial restructuring, resulting in a less leveraged capital structure to facilitate greater investment in our business.  See footnote 2 to our financial statements for further details regarding these transactions.

During the three months ended September 30, 2006, the Company recorded sales of $293.4 million which represents a $31.4 million or 12.0% increase from sales of $262.0 million for the three months ended September 30, 2005.  Third quarter 2006 sales measured in pounds were 221.8 million, which is slightly less than the 221.9 million pounds sold in the third quarter of 2005.

Total segment profit was $26.0 million for the three months ended September 30, 2006, compared to $21.6 million for the three months ended September 30, 2005.  Segment profit, presented in accordance with generally accepted accounting principles (GAAP) in footnote 10 to the Company’s financial statements in Part I of this report, reflects income from continuing operations before interest expense, income taxes, depreciation, amortization, and restructuring costs and non-cash charges. The increase in segment profit of $4.4 million between periods reflects the impact of increased sales volumes and successful recovery from customers of resin price increases to the Company along with a $1.9 million gain on sale of our remaining real estate in Merced, California.

Average sales price (“ASP”) for the three months ended September 30, 2006 was $1.323 per pound compared to $1.181 per pound for the three months ended September 30, 2005.  Sales volume increases contributed approximately $1.2 million in incremental gross profit and an additional $1.6 million in improved overhead absorption and waste in absolute terms declined nearly $1.8 million between periods.  Offsetting these gains were approximately $1.2 million in incremental freight and utilities costs, $0.9 million in incremental packaging costs.

Raw Material Costs

The primary raw materials used in the manufacture of most of our products are polypropylene resin, polyethylene resin and PVC resin. The prices of these materials are primarily a function of the price of crude oil and natural gas liquids. Although prices for these resins are significantly higher in the three months ended September 30, 2006 than in the three months ended September 30, 2005, prices have fluctuated during the first nine months of 2006 and are anticipated to remain at current levels or decline slightly during the fourth quarter of 2006. We have not historically hedged our exposure to raw material increases, but have moved customers to programs which would allow us to pass through cost increases in raw materials.  Raw material costs as a percentage of sales have increased to 58.6% for the third quarter of 2006, from 56.0% for the comparable period of 2005.

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

Results of Operations

The following table sets forth net sales, operating expenses, and operating income, and such amounts as a percentage of net sales, for the three and nine months ended September 30, 2006 and 2005 (dollars in millions).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
		% of		% of		% of		% of
	$	Sales	$	Sales	$	Sales	$	Sales

Net Sales	$293.4	100.0%	$262.0	100.0%	$880.1	100.0%	$784.1	100.0%
Cost of sales	259.4	88.4%	229.5	87.6%	774.8	88.0%	684.8	87.3%
Gross profit	34.0	11.6%	32.5	12.4%	105.3	12.0%	99.3	12.7%
Operating expense before restructuring and reorganization costs	20.1	6.8%	20.9	8.0%	60.6	6.9%	64.7	8.3%
Restructuring and other costs	(0.7)	-0.2%	0.4	0.1%	(0.7)	-0.1%	2.4	0.3%
Reorganization Costs	18.4	6.3%	—	0.0%	82.2	9.3%	—	0.0%
Total operating expenses	37.8	12.9%	21.3	8.1%	142.1	16.1%	67.1	8.6%
Operating income (loss)	$(3.8)	-1.3%	$11.2	4.3%	$(36.8)	-4.2%	$32.2	4.1%

Three Months Ended September 30, 2006 Compared with the Three Months Ended September 30, 2005

Net Sales

Net sales increased by $31.4 million, or 12.0%, to $293.4 million for the third quarter of 2006 from $262.0 million for the three months ended September 30, 2005. The increase was due to a 12.0% increase in our average selling price as our sales volume was approximately the same in both periods.  See “Operating Segment Review” below for a detailed discussion of sales volumes and selling prices by segment and division.

Gross Profit

Gross profit increased by $1.5 million to $34.0 million for the third quarter of 2006, from $32.5 million for the third quarter of 2005. This increase was primarily due to improved sales mix.  See “Operating Segment Review” below for a detailed discussion of the margin variances by segment.

Total Operating Expenses before Restructuring and Other Costs

Total operating expenses before restructuring and reorganization costs decreased $0.8 million, or 3.8%, to $20.1 million for the third quarter of 2006 from $20.9 million for the third quarter of 2005.  Research and development costs decreased $0.2 million to $2.2 million for the third quarter of 2006 from $2.4 million in the third quarter of 2005, while sales, general and administrative costs decreased $0.8 million to $17.8 million for the third quarter of 2006 from $18.6 million in the third quarter of 2005 due to lower bad debt, legal and hiring related expenses in the third quarter of 2006 than in the third quarter of 2005.

Restructuring and Other Costs

Restructuring and other costs recorded for the third quarter of 2006 were a net credit of $0.7 million as $0.7 million of the $1.0 million environmental reserves associated with our prior Merced, California facilities were reversed back to income because the buyer of this real estate agreed to a $0.3 million purchase price adjustment to indemnify the Company from future claims. Restructuring and other costs for the third quarter of 2005 include $0.2 million in property taxes associated with our Shelbyville, Indiana plant closure within our Specialty Products group and $0.1 million in severance associated with our Rhode Island plant closure within our Engineered Films segment.

Reorganization Costs

Reorganization costs in the third quarter of 2006 include $11.4 in legal and financial advisory fees incurred in connection with the Company’s bankruptcy proceedings, $4.0 million in fees paid to bondholders in consideration for their non-objection to the Company’s Fourth Amended Plan and resolution of disputes pertaining thereto, $1.5 million write-off of capitalized financing fees on the DIP Credit Facility and $1.5 million in Emergence Bonus Plan payments.

Operating Income (Loss)

During the third quarter of 2006, the Company reported an operating loss of $3.8 million compared to operating income of $11.2 million for the third quarter of 2005.  This decrease of $15.0 million is due primarily to reorganization costs of $18.4 million.

Interest Expense

Interest expense on current and long-term debt decreased by $6.7 million to $20.0 million for the three months ended September 30, 2006 from $26.7 million for the three months ended September 30, 2005. This decrease was principally due to the discontinuance, effective January 3, 2006, of the interest accrued on our 2000/2002 Notes impaired in connection with the Company’s financial reorganization.

Interest expense associated with dividends and accretion of original issue discounts on the Company’s Series A Preferred Stock pursuant to SFAS 150, was also discontinued effective January 3, 2006, as these financial instruments were also deemed impaired in connection with the Company’s financial reorganization.  Interest expense associated with the Series A Preferred Stock for the third quarter of 2005 was $10.0 million.

Gain on Extinguishment of Debt

On July 18, 2006, in connection with the Company’s Fourth Amended Plan, the Company completed a debt for equity exchange whereby 100% of our outstanding $320 million of 13% Senior Subordinated Notes due 2010 (the “2000/2002 Notes”) and $24.3 million in accrued interest were exchanged for 265,123 shares or 79% of our new Series AA Redeemable Preferred Stock, approximately 30,000 shares or 30% of our new Common Stock, $3.2 million in cash consideration and approximately $35 million in new 13% Senior Subordinated Notes due 2010 (the “New Subordinated Notes”). Pursuant to SFAS 15, Accounting by Debtors and Creditors for Troubled Debt Restructuring, these $35 million of Notes were recorded at aggregate principal plus interest to maturity of $20.1 million or a total of $55.1 million.  In addition, 100% of the $ 298.0 million of Shares Subject to Mandatory Redemption, including our Series A Redeemable Preferred Stock and 18,200 of Redeemable Common Shares put for redemption (see footnote 11 to the financial statements for further details), were also exchanged for 70,469 shares of our new Series AA Redeemable Preferred Stock and 30,570 shares of our new Common Stock. The fair market value of equity received in connection with these exchanges was approximately $180.6 million. Taking into account the $3.2 million of cash consideration bondholders received and collectability reserves of $4.9 million established in connection with outstanding stockholders’ notes receivable, this resulted in a gain on extinguishment of debt of $398.5 million on a combined exchange of $642.3 million of debt and accrued interest.

Other Income (Expense)

Other income was $1.9 million for the three months ended September 30, 2006 due to the sale of the remaining real estate of our Merced, California facility, as compared to negligible other income for the three months ended September 30, 2005.

Income Tax Expense

Income tax expense for the three months ended September 30, 2006 was a benefit of $0.8 million on pretax income of $376.6 million as compared to income tax benefits of $0.1 million on pretax losses of $25.6 million for the same period in 2005. Income tax benefits related to net operating losses in the United States were offset by a valuation allowance as the realization of these tax benefits is not certain. Therefore, the income tax expense in the statements of operations primarily reflects foreign income taxes.

Income (Loss) From Continuing Operations

Income from continuing operations for the third quarter of 2006 of $377.4 million includes a gain on extinguishment of debt of $398.5 million offset by reorganization costs of $18.4 million.  Excluding the gain on extinguishment of debt and reorganization costs, loss from continuing operations for the three months ended September 30, 2006 was $2.7 million compared to a loss of $25.4 million for the three months ended September 30, 2005.

Discontinued Operations

On September 30, 2004, we sold substantially all of the assets of our wholly-owned subsidiary, Pliant Solutions Corporation.  No losses were recognized from these discontinued operations for the three months ended September 30, 2006 or September 30, 2005.

Nine Months Ended September 30, 2006 Compared with the Nine Months Ended September 30, 2005

Net Sales

Net sales increased by $96.0 million, or 12.2%, to $880.1 million for the nine months ended September 30, 2006 from $784.1 million for the nine months ended September 30, 2005. The increase was primarily due to a 10.4% increase in our average selling price resulting primarily from the pass through of increases in our raw material prices to customers and a 1.7% increase in sales volume.  See “Operating Segment Review” below for a detailed discussion of sales volumes and selling prices by segment and division.

Gross Profit

Gross profit increased by $6.0 million to $105.3 million for the nine months ended September 30, 2006, from $99.3 million for the nine months ended September 30, 2005. This increase was primarily due to increased sales volume and improved sales mix.  See “Operating Segment Review” below for a detailed discussion of the margin variances by segment.

Total Operating Expenses before Restructuring Reorganization and Other Costs

Total operating expenses before restructuring reorganization and other costs decreased $4.1 million, or 6.3%, to $60.6 million for the nine months ended September 30, 2006 from $64.7 million for the nine months ended September 30, 2005. Research and development costs increased $0.2 million to $6.8 million for the nine months ended September 30, 2006 from $6.6 million for the nine months ended September 30, 2005, while sales, general and administrative costs decreased $4.4 million to $53.8 million for the nine months ended September 30, 2006 from $58.2 million for the nine months ended September 30, 2005 due primarily to reductions in bad debt provisions, legal fees and hiring expenses associated with top grading of personnel.

Restructuring and Other Costs

Restructuring and other costs recorded for the nine months ended September 2006 were a net credit of $0.7 million as $0.7 million of the $1.0 million environmental reserves associated with our prior Merced, California facilities were reversed back to income because the buyer of this real estate agreed to a $0.3 million purchase price adjustment to indemnify the Company from future claims. Restructuring and other costs for the nine months ended September 30, 2005 included $2.1 million of charges recorded in connection with our Shelbyville, Indiana facility, consisting of $1.9 million in net costs to terminate the remaining equipment leases and $0.2 million in property taxes. In addition, $0.3 million of severance costs were incurred in connection with the sale of our Alliant business and $0.2 million of severance costs were incurred in connection with our Rhode Island plant closure offset by the reversal of $0.2 million in remaining restructuring reserves for 2 small office closures.  Restructuring costs associated with our Shelbyville, Indiana and Alliant asset sale are reflected in our Specialty Products group segment while restructuring cost associated with our Rhode Island plant are reflected within our Engineered Films segment.

Reorganization costs

Reorganization and other costs for the nine months ended September 30, 2006 include the write-off of $15.8 million of unamortized capitalized financing fees associated with the issuance of our 2000/2002 Notes and our Amended and Restated Credit Agreement, $5.9 million in unamortized original issuance discount, net of premiums associated with the issuance of our 2000/2002 Notes and $24.6 million associated with the issuance of our Series A preferred Stock, $29.0 in legal and financial advisory fees incurred in connection with the Company’s bankruptcy proceedings and $4.0 million in fees paid to bondholders in consideration for their non-objection to the Company’s Fourth Amended Plan and resolution of disputes pertaining thereto, $1.5 million write-off of capitalized financing fees on the DIP credit facility and $1.5 million in Emergence Bonus Plan payments.

Operating Income (Loss)

During the nine months ended September 30, 2006, the Company recorded an operating loss of $36.8 million as a result of reorganization and other costs of $82.2 million compared to operating income of $32.2 million for the nine months ended September 30, 2005.

Interest Expense

Interest expense on current and long-term debt decreased by $22.1 million, or 26.8%, to $60.3 million for the nine months ended September 30, 2006 from $82.4 million for the nine months ended September 30, 2005. This decrease was principally due to the discontinuance, effective January 3, 2006, of the interest accrued on our 2000/2002 Notes impaired in connection with the Company’s financial reorganization.  In addition, in the second quarter of 2005, we recorded charges of $2.6 million for underwriting, legal and accounting fees associated with our consent solicitation from the holders of our 11 1/8% (now 11.35%) Senior Secured Discount Notes due 2009 (the “2004 Notes”).

Interest expense associated with dividends and accretion of original issue discounts on the Company’s Series A Preferred Stock pursuant to SFAS 150, was also discontinued effective January 3, 2006, as these financial instruments were also deemed impaired in connection with the Company’s financial reorganization.  Interest expense associated with the Series A Preferred Stock for the nine months ended September 30, 2005 was $29.0 million.

Gain on Extinguishment of Debt

On July 18, 2006, in connection with the Company’s Fourth Amended Plan, the Company completed a debt for equity exchange whereby 100% of our outstanding $320 million of 2000/2002 Notes and $24.3 million in accrued interest were exchanged for 265,123 shares or 79% of our new Series AA Redeemable Preferred Stock, approximately 30,000 shares or 30% of our new Common Stock, $3.2 million in cash consideration and approximately $35 million in “New Subordinated Notes”. Pursuant to SFAS 15, Accounting by Debtors and Creditors for Troubled Debt Restructuring, these $35 million of Notes were recorded at aggregate principal plus interest to maturity of $20.1 million or a total of $55.1 million.  In addition, 100% of the $ 298.0 million of Shares Subject to Mandatory Redemption, including our Series A Redeemable Preferred Stock and 18,200 of Redeemable Common Shares put for redemption (see footnote 11 to the financial statements for further details), were also exchanged for 70,469 shares of our new Series AA Redeemable Preferred Stock and 30,570 shares of our new Common Stock. The fair market value of equity received in connection with these exchanges was approximately $180.6 million. Taking into account the $3.2 million of cash consideration bondholders received and collectability reserves of $4.9 million established in connection with outstanding stockholders’ notes receivable, this resulted in a gain on extinguishment of debt of $398.5 million on a combined exchange of $642.3 million of debt and accrued interest.

Other Income (Expense)

Other income was $2.1 million for the nine months ended September 30, 2006, as compared to other income of $4.0 million for the nine months ended September 30, 2005. The other income for the nine months ended September 30, 2006 included a gain of $1.9 million on the sale of remaining real estate in our Merced, California facility.  The other income for the nine months ended September 30, 2005 included a $4.1 million gain on sale of Alliant offset by $0.2 million of other less significant items.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2006 was $0.4 million on pretax income from continuing operations of $303.1 million as compared to $1.2 million on pretax losses from continuing operations of $75.2 million for the same period in 2005. Income tax benefits related to net operating losses in the United States were offset by a valuation allowance as the realization of these tax benefits is not certain. Therefore, the income tax expense in the statements of operations primarily reflects foreign income taxes.

Income/Loss From Continuing Operations

Income from continuing operations for the nine months ended September 30, 2006 of $302.6 million includes a gain on extinguishment of debt of $398.5 million, offset by reorganization costs of $82.2 million.  Excluding the gain on extinguishment of debt and reorganization costs, loss from continuing operations decreased by $62.7 million to $13.7 million for the nine months ended September 30, 2006, from $76.4 million for the nine months ended September 30, 2005, due to the factors discussed above.

Discontinued Operations

On September 30, 2004, we sold substantially all of the assets of our wholly-owned subsidiary, Pliant Solutions Corporation.  Loss from these discontinued operations for the nine months ended September 30, 2005 was $0.6 million.

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

Summary of segment information (in millions of dollars):

			Specialty
	Engineered	Industrial	Products	Corporate/
	Films	Films	Group	Other	Total

Three months ended September 30, 2006
Net sales	$66.2	$83.8	$141.0	$2.4	$293.4
Segment profit (loss)	7.8	9.5	16.0	(7.3)	26.0

Three months ended September 30, 2005
Net sales	$56.2	$75.7	$128.5	$1.6	$262.0
Segment profit (loss)	5.9	7.3	16.0	(7.6)	21.6

Nine months ended September 30, 2006
Net sales	$208.4	$242.6	$422.9	$6.2	$880.1
Segment profit (loss)	25.6	23.8	48.7	(21.2)	76.9

Nine months ended September 30, 2005
Net sales	$174.7	$221.8	$381.7	$5.9	$784.1
Segment profit (loss)	20.1	18.7	51.3	(21.6)	68.5

Three months ended September 30, 2006 compared with the three months ended September 30, 2005

Engineered Films

Net Sales.  Net sales in Engineered Films increased by $10.0 million, or 17.8%, to $66.2 million for the quarter ended September 30, 2006 from $56.2 million for 2005. This increase was due to an increase in our average selling prices of 13.7%, principally due to the pass-through of raw material price increases and improvements in our sales mix, and an increase in sales volume of 3.6%, primarily in our personal care and medical and converter films markets.

Segment profit.  The Engineered Films segment profit was $7.8 million for the quarter ended September 30, 2006, as compared to $5.9 million for the same period in 2005.  This increase in segment profit was primarily due to $0.7 million in higher gross margins on increased sales volumes and $1.6 million expansion between average selling price and average raw material costs offset by $0.4 million of higher energy related costs.

Industrial Films

Net sales.  The net sales of our Industrial Films segment increased by $8.1 million, or 10.7%, to $83.8 million for the quarter ended September 30, 2006 from $75.7 million for the quarter ended September 30, 2005. This increase was due primarily to an increase in our average selling prices of 12.7%, resulting from the pass through of raw material price increases and higher sales of value added products, offset by a 1.8% decrease in sales volume, primarily in our PE Stretch Division.

 Segment profit.  The Industrial Films segment profit was $9.5 million for the quarter ended September 30, 2006, as compared to $7.3 million for the same period in 2005. This $2.2 million increase in segment profit was due to recognition of a $1.9 million gain on sale of the Company’s remaining real estate in Merced, California, improved plant efficiencies and increased margins associated with sales of value-added products.

Specialty Products Group

Net sales.  The net sales of our Specialty Products Group segment increased $12.5 million, or 9.7% to $141.0 million for the quarter ended September 30, 2006 from $128.5 million for the quarter ended September 30, 2005. This increase reflects a 11.0% increase in our average selling prices due to recovery of resin price increases, primarily in our Printed Products Films division, offset by a 1.1% decrease in sales volume.

Net sales in our Specialty Films division increased $6.6 million, or 13.4%, to $55.7 million for the quarter ended September 30, 2006 from $49.1 million for the quarter ended September 30, 2005. This increase reflects an increase in our average selling prices of 16.2% offset by a decrease in sales volume of 2.4% as a result of a decrease in the sales of agricultural films.  Net sales in our Printed Products Films division increased $5.9 million, or 7.4%, to $85.3 million for the quarter ended September 30, 2006 from $79.4 million for the quarter ended September 30, 2005. This increase reflects an increase in our average selling prices of 7.5% on the same sales volumes between periods.

Segment profit.  The Specialty Products Group segment profit was $16.0 million for the quarter ended September 30, 2006, as compared to $16.0 million for the quarter ended September 30, 2005.  This constant segment profit between periods includes a reduction of approximately $1.0 million due to volume declines and $0.2 million incremental energy costs, offset by improved price/mix of $0.6 million and $0.6 million less SG&A and other indirect costs.

Corporate/Other

Corporate/Other includes our corporate headquarters in Schaumburg, Illinois and our research and development facility in Newport News, Virginia. Unallocated corporate expenses decreased by $0.3 million to $7.3 million for the quarter ended September, 2006, from $7.6 million for the quarter ended September 30, 2005.  This decrease was primarily due to a decrease in payroll related costs.

Nine months ended September 30, 2006 compared with the nine months ended September 30, 2005

Engineered Films

Net Sales.  Net sales in Engineered Films increased by $33.7 million, or 19.3%, to $208.4 million for the nine months ended September 30, 2006 from $174.7 million the nine months ended September 30, 2005. This increase was due to an increase in our average selling prices of 13.2%, principally due to the pass-through of raw material price increases and improvements in our sales mix and a 5.4% increase in sales volume, primarily in our personal care and medical, converter film, and industrial film sales markets.

Segment profit.  The Engineered Films segment profit was $25.6 million for the nine months ended September 30, 2006, as compared to $20.1 million for the same period in 2005.  This increase in segment profit was primarily due to $3.3 million of higher gross margins from sales volume increases, to a $1.4 million expansion between our average selling price and average raw material costs and lower selling expense of $0.8 million from bad debts.

Industrial Films

Net sales.  The net sales of our Industrial Films segment increased by $20.8 million, or 9.1%, to $242.6 million for nine months ended September 30, 2006 from $221.8 million for the nine months ended September 30, 2005. This increase was due to an increase in our average selling prices of 10.3%, primarily from the pass through of raw material price increases and an improved sales mix, offset by a 0.8% decline in sales volume.

 Segment profit.  The Industrial Films segment profit was $23.8 million for the nine months ended September 30, 2006, as compared to $18.7 million for the same period in 2005.  This $5.1 million increase in segment profit was due to recognition of a $1.9 million gain on sale of the Company’s remaining real estate in Merced, California and to improved plant efficiencies, favorable SG&A expenditure levels between years and increased sales of value-added products.

Specialty Products Group

Net sales.  The net sales of our Specialty Products Group segment increased $41.2 million, or 10.8% to $422.9 million for the nine months ended September 30, 2006 from $381.7 million for the nine months ended September 30, 2005. This increase reflects a 9.3% increase in our average selling prices due to recovery of resin price increases, an improved product mix in our Printed Products Films division and a sales volume increase of 1.4% due to increased sales of personal care and medical films.

Net sales in our Specialty Films division increased $15.0 million, or 10.4%, to $159.9 million for the nine months ended September 30, 2006 from $144.9 million for the nine months ended September 30, 2005. This increase reflects an increase in our average selling prices of 12.3% offset by a decrease in sales volume of 1.6%. Net sales in our Printed Products Films division increased $26.1 million, or 11.0%, to $263.0 million for the nine months ended September 30, 2005 from $236.9 million for the nine months ended September 30, 2005. This increase reflects an increase in our average selling prices of 6.8% and an increase in sales volume of 3.9% due to growth in bakery, cereal and personal care packaging films.

Segment profit.  The Specialty Products Group segment profit was $48.7 million for the nine months ended September 30, 2006, as compared to $51.3 million for the nine months ended June 30, 2005. This $2.6 million decrease is primarily attributable to a $4.1 million gain on sale of Alliant’s assets recognized in 2005. Excluding this prior year gain, segment profit increased $1.5 million due to increased sales of personal care and medical films, and lower production waste and SG&A costs.

Corporate/Other

Corporate/Other includes our corporate headquarters in Schaumburg, Illinois and our research and development facility in Newport News, Virginia. Unallocated corporate expenses decreased by $0.4 million to $21.2 million for the nine months ended September 30, 2006, from $21.6 million for the nine months ended September 30, 2005, primarily due to a decrease in payroll related costs.

Liquidity and Capital Resources

Sources of capital

Our principal sources of funds have been cash generated by our operations and borrowings under our revolving credit facility. In addition, we have raised funds through the issuance of our 11 1/8% Senior Secured Notes due 2009 (the “2003 Notes”) and 11.35% (formerly 11 1/8%) Senior Secured Discount Notes due 2009 (the “2004 Notes”).

As of September 30, 2006, our outstanding long-term debt consisted of $123.5 million of borrowings under our revolving credit facilities, $7.6 million of our 2004 Notes, $294.0 million of our 11.85% (formerly 11 5/8%) Senior Secured Notes due 2009 (the “Amended 2004 Notes”), $250.0 million of our 2003 Notes, $55.1 million of our new 13% Senior Subordinated Notes due 2010 (the “New Subordinated Notes”) and $8.5 million in capital leases.

Prior Revolving Credit Facility

On November 21, 2005, the Company entered into an amended revolving credit facility providing up to $140 million of total availability (the “Amended and Restated Credit Agreement”), subject to certain borrowing base limitations. The Amended and Restated Credit Agreement included a $25 million letter of credit sub-facility, with letters of credit reducing availability under the Amended and Restated Credit Agreement.

On December 31, 2005, an Event of Default occurred under the Amended and Restated Credit Agreement as a result of our failure to make the interest payments due on December 1, 2005 under the Company’s previously issued 13% Senior Subordinated Notes due 2010 (the “2000/2002 Notes”).  Upon the bankruptcy filing and execution of the DIP Credit Facility described below, the commitments under the Amended and Restated Credit Agreement were terminated. The $130.9 million of borrowings as of December 31, 2005 remained outstanding until our emergence from bankruptcy, at which time they were refinanced through our current Exit Credit Facilities.

Prior DIP Credit Facility

On January 4, 2006, the Company entered into a Senior Secured, Super Priority, Priming Debtor-in-Possession Credit Agreement, dated as of January 4, 2006 (the “DIP Credit Facility”), among the Company and certain other Debtors, as joint and several borrowers, General Electric Capital Corporation, as administrative agent, collateral agent and lender, Morgan Stanley Senior Funding, Inc., as syndication agent and lender, and the lenders from time to time party thereto.  The DIP Credit Facility provided the Debtors with up to approximately $68.8 million of additional liquidity, subject to a borrowing base calculated based upon specified percentages of the Debtors’ eligible current and fixed assets, minus $10 million and other reserves.  The Company made no borrowings under the DIP Credit Facility. The DIP Credit Facility was terminated upon emergence from bankruptcy and replaced with our current exit credit facilities.

Current Exit Credit Facilities

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

The Exit Credit Facilities contain covenants that will limit the ability of the Company and its subsidiaries, subject to certain exceptions, to, among other things, incur or guarantee additional indebtedness, issue preferred stock or become liable in respect of any obligation to purchase or redeem stock, create liens, merge or consolidate with other companies, change lines of business, make certain types of investments, sell assets, enter into certain sale and lease-back and swap transactions, pay dividends on or repurchase stock, make distributions with respect to certain debt obligations, enter into transactions with affiliates, restrict dividends or other payments from the Company’s subsidiaries, modify corporate and certain material debt documents, cancel certain debt, or change its fiscal year or accounting policies.  The Exit Credit Facilities also require the Company to comply with a monthly minimum fixed charge coverage ratio of 1.00 to 1.00 for the first year of the facility and of 1.10 to 1.00 thereafter; provided, that such coverage ratio shall only apply during periods in which the amount of availability is and remains less than $20,000,000 for a specified number of days.  Once the amount of availability increases and remains above $20,000,000 for a specified number of days, such coverage ratio becomes inapplicable.  In addition, the amount of availability under the Exit Credit Facilities must not be less than $10,000,000 at any time.  The loans will automatically become immediately due and payable without notice upon the occurrence of an event of default involving insolvency or bankruptcy of the Company or any of its subsidiaries.  In addition, upon the occurrence and during the continuation of any other event of default under the Exit Credit Facilities, by notice given to the Company, the Administrative Agent may, and if directed by the Required Lenders (as defined in the Exit Credit Facilities) must, terminate the commitments and/or declare all outstanding loans to be immediately due and payable.

As of September 30, 2006, the Company had made borrowings of approximately $123.5 million and had approximately $55.2 million of availability under the Exit Credit Facilities.

11.85% (formerly 11 5/8%) Senior Secured Notes due 2009 (the “Amended 2004 Notes”)

As of September 30, 2006, we had $294.0 million aggregate principal amount of Amended 2004 Notes outstanding. The Amended 2004 Notes accrued payment-in-kind interest at the rate of 11 5/8% from the date of issuance until July 18, 2006, on which date the interest rate was increased by .225% to 11.85% in accordance with the Fourth Amended Plan.  Such incremental interest rate increase of ..225% also accrues as payment-in-kind interest.  The Amended 2004 Notes mature on June 15, 2009 and interest is payable semi-annually on each June 15 and December 15.

The Amended 2004 Notes are secured on a first-priority basis by a security interest in our real property, fixtures, equipment, intellectual property and other assets other than the Second-Priority Collateral (the “First-Priority Note Collateral”) and on a second-priority basis by a security interest in substantially all our inventory, receivables and deposit accounts, 100% of the capital stock of or other equity interests in existing and future domestic subsidiaries and foreign subsidiaries that are note guarantors, 65% of the capital stock of or other equity interests in existing and future first-tier foreign subsidiaries that are not note guarantors, investment property and certain other assets of the Company and the note guarantors (the “Second-Priority Note Collateral”). The Amended 2004 Notes are guaranteed by our existing and future domestic restricted subsidiaries and certain foreign subsidiaries.

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

11.35% (formerly 11 1/8%)  Senior Secured Discount Notes due 2009 ( the “2004 Notes”)

As of September 30, 2006, we had $7.6 million of 2004 Notes outstanding.  The 2004 Notes accreted at the rate of 11 1/8% from the date of issuance until July 18, 2006, on which date the interest rate was increased by .225% to 11.35% in accordance with the Fourth Amended Plan. The 2004 Notes will accrete at the rate of 11.35% until December 15, 2006 to an aggregate principal amount of $1,000.88 per $1,000 stated principal amount.  Commencing on December 15, 2006, interest on the 2004 Notes will accrue at the rate of 11.35% with such incremental interest rate increase of .225% accruing as payment-in-kind interest and the remaining 11 1/8% payable in cash semiannually on June 15 and December 15, commencing on June 15, 2007.  The 2004 Notes mature on June 15, 2009.

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

11 1/8% Senior Secured Notes due 2009 (the “2003 Notes”)

As of September 30, 2006, we had $250 million of 2003 Notes outstanding.  The 2003 Notes accrued interest from the date of issuance through September 30, 2006 at the rate of 11 1/8% and will continue to accrue interest at such rate through the date of maturity.  The 2003 Notes mature on September 1, 2009 and interest is payable in cash semiannually on each March 1 and September 1.  On July 18, 2006, in accordance with the Fourth Amended Plan, we paid to the trustee with respect to the 2003 Notes, for further distribution to the holders thereof, an aggregate cash payment of $18.5 million, $14.5 million of which represented the interest payment due on March 1, 2006 plus interest on such unpaid interest and the balance of which was a $4 million consent fee.

The 2003 Notes rank equally with our existing and future senior debt and rank senior to our existing and future subordinated indebtedness, including the New Subordinated Notes. The 2003 Notes are secured by a second priority security interest in both the First Priority Note Collateral and the Second Priority Note Collateral. The 2003 Notes are guaranteed by some of our subsidiaries.

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

13% Senior Subordinated Notes due 2010 (the “2000/2002 Notes”)

As of September 30, 2006, none of the 2000/2002 Notes were outstanding. Upon emergence from bankruptcy, the entire $320 million aggregate principal amount of 2000/2002 Notes previously outstanding were exchanged for a combination of New Subordinated Notes, new preferred stock, new common stock and a $3.2 million cash consent fee.

13% Senior Subordinated Notes due 2010 (the “New Subordinated Notes”)

In connection with the consummation of the Company’s Fourth Amended Plan, the Company entered into an Indenture, dated as of July 18, 2006 (the “New Subordinated Notes Indenture”), among the Company, certain subsidiaries of the Company and The Bank of New York Trust Company, N.A., as trustee, with respect to the issuance on such date of the New Subordinated Notes in an aggregate principal amount of $34,967,000. The New Subordinated Notes Indenture provides that interest will accrue on the New Subordinated Notes from the date of issuance at the rate of 13% per annum until maturity on July 15, 2010 and will be payable semi-annually on the New Subordinated Notes on each January 15 and July 15, commencing January 15, 2007, to holders of record on the immediately preceding January 1 or July 1. The New Subordinated Notes will accrue payment-in-kind interest with respect to the first two interest payment dates and then will accrue semi-annual cash pay interest with respect to the interest payment dates thereafter. The New Subordinated Notes are subject to the Company’s right, which will be assignable, to refinance the New Subordinated Notes during the first year after issuance by tendering to the holders of all the New Subordinated Notes cash in an amount equal to (i) $20,000,000 plus (ii) interest accrued at a rate of 13% per annum from the date of issuance through the date of payment on a principal amount of $20,000,000 minus (iii) any interest previously paid in cash on the New Subordinated Notes. Commencing on July 19, 2007, the Company may redeem the New Subordinated Notes in whole or in part at a redemption price equal to 100% of the aggregate principal amount of the New Subordinated Notes plus accrued and unpaid interest to the redemption date. The New Subordinated Notes Indenture provides the holders of the New Subordinated Notes with the right to require the Company to repurchase the New Subordinated Notes at a repurchase price equal to 101% of the aggregate principal amount plus accrued and unpaid interest upon a change of control of the Company (as defined in the New Subordinated Notes Indenture). The New Subordinated Notes Indenture does not provide for a sinking fund with respect to the New Subordinated Notes.

Pursuant to SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings”, these New Subordinated Notes were initially recorded on July 18, 2006 at an aggregate principal amount of $35.0 million plus accrued interest to maturity of $20.1 million or a total of $55.1 million.

Preferred stock

Our Amended and Restated Certificate of Incorporation authorizes us to issue 335,650 shares of Series AA Redeemable Preferred Stock, par value $.01 per share, and 8,000 shares of Series M Preferred Stock, par value $.01 per share.  As of September 30, 2006, we had 335,592 shares of Series AA Redeemable Preferred Stock outstanding, with a Stated Value (as defined below) of $344.5 million, and no shares of Series M Preferred Stock outstanding.  Upon emergence from bankruptcy, the Series AA Redeemable Preferred Stock was issued in exchange for the previously outstanding Series A Cumulative Exchangeable Redeemable Preferred Stock, as well as for the 2000/2002 Notes.  The previously outstanding Series B Redeemable Preferred Stock was cancelled upon our emergence from bankruptcy with certain holders thereof receiving a cash payment in exchange therefor.

Holders of shares of the Series AA Redeemable Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors out of funds legally available therefor, dividends at the rate of 13% per year on the Stated Value of each share of Series AA Redeemable Preferred Stock.  Dividends on the Series AA Redeemable Preferred Stock are cumulative from the date of issue, accrue whether or not they have been declared and are payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year (each such date, a “Series AA Dividend Payment Date”).    The “Stated Value” of each share of Series AA Preferred Stock is equal to $1,000 per share plus accumulated and unpaid dividends for quarterly periods ended on or prior to the date of determination minus any distributions (other than dividends not otherwise added to the Stated Value) made with respect to such Series AA Preferred Stock.

Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, holders of Series AA Redeemable Preferred Stock will be entitled to a liquidation preference over the holders of Common Stock equal to the Stated Value of each share of Series AA Redeemable Preferred Stock plus accrued and unpaid dividends thereon from and including the day after the most recent Series AA Dividend Payment Date up to (but excluding) the date fixed for distribution.  The Series AA Redeemable Preferred Stock is redeemable at the option of the Company at any time, in whole or in part, at an amount equal to the Stated Value thereof plus accrued and unpaid dividends thereon from and including the day after the most recent Series AA Dividend Payment Date up to (but excluding) the date of redemption.

Net Cash Provided by/Used in Operating Activities

Net cash provided by operating activities was $38.6 million for the nine months ended September 30, 2006, an increase of $28.7 million, compared to net cash provided by operating activities of $9.9 million for the same period in 2005. This increase was due primarily to reductions in working capital of $30.6 million for the nine months ended September 30, 2006 compared to $2.3 million for the nine months ended September 30, 2005. Accounts receivable and inventories on a combined basis increased $14.6 million in the nine months ended September 30, 2006 compared to an increase of $3.3 million in the nine months ended September 30, 2005. Accounts payable and accrued liabilities on a combined basis increased $40.0 million in the nine months ended September 30, 2006 compared to an increase of $3.9 million for the nine months ended September 30, 2005. Other assets, which included $7.3 million of cash collateralized letters of credit as of December 31, 2005, decreased $6.5 million as the cash collateralization on $6.5 million of these letters credit was no longer required as of September 30, 2006.

Net Cash Used in Investing Activities

Net cash used in investing activities increased $5.5 million to $26.7 million for the nine months ended September 30, 2006, from $21.2 million for the nine months ended September 30, 2005 primarily due to an increase in capital expenditures of $2.9 million and to a $2.6 million decrease in proceeds from the sale of assets.  In the nine months ended September 30, 2006, $2.4 million of proceeds were recorded for the sale of real estate in Merced, California, and in the nine months ended September 30, 2005, $5.2 million in proceeds from sale of Alliant assets were recorded.

Net Cash Provided by/Used in Financing Activities

Net cash used in financing activities was $17.0 million for the nine months ended September 30, 2006, compared to net cash provided by financing activities of $15.0 million for the nine months ended September 30, 2005. Activity for the first nine months of 2006 included repayments of the $138.8 million of borrowings and other costs associated with the Amended and Restated Credit Agreement upon emergence from bankruptcy, $10.5 million in financing related fees incurred in connection with emergence and implementation of the Exit Credit Facilities, net borrowings under the Exit Credit Facilities of $133.6 million and repayments of $1.3 million for capital leases. The activity for the first nine months of 2005 includes an exchange of $250.6 million accreted value of our 2004 Notes for $250.6 million in Amended 2004 Notes, $4.9 million in consent fees and $2.6 million of associated underwriter, legal and accountants fees, repayment of $1.5 million in obligations under capital leases and insurance related financing and $24.1 million borrowings, net of repayments, under a revolving credit facility.

Liquidity

As of September 30, 2006, we had approximately $132.0 million of working capital (including $5.4 million in cash) excluding current maturities of long term debt. A portion of our cash and cash equivalents are held by our foreign subsidiaries. Repatriation tax rates may make it economically unattractive to access cash and cash equivalents generated by our foreign operations for use in our U.S. operations, including to pay principal and interest on outstanding borrowings. The Exit Credit Facilities provide up to $200 million of total commitments, subject to the borrowing base described above and a required minimum availability amount of at least $10 million.

As of September 30, 2006, we had approximately $123.5 million of outstanding borrowings under our Exit Credit Facilities.  As of November 8, 2006, we had outstanding borrowings of approximately $130.5 million and approximately $49.3 million of availability under the Exit Credit Facilities. Availability as of November 8, 2006 did not include approximately $10.0 million of assets in our German subsidiary that we anticipate will become available during the fourth quarter of 2006.

Improvement in the Company’s liquidity reflects the return of trade credit terms following emergence from bankruptcy, a more stable resin price environment, elimination of cash interest on extinguished debt, and expanded availability under our Exit Credit Facilities.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. These risks include, but are not limited to: general economic and business conditions, particularly an economic downturn; continuing losses and charges against earnings resulting from restructuring or the impairment of assets; industry trends; risks of significant leverage and any increases in our leverage; interest rate increases; changes in our ownership structure; raw material costs and availability, particularly resin; the timing and extent to which we pass through resin cost changes to our customers; changes in credit terms from our suppliers; competition; the loss of any of our major customers; changes in demand for our products; new technologies; changes in distribution channels or competitive conditions in the markets or countries where we operate; costs of integrating any future acquisitions; loss of our intellectual property rights; foreign currency fluctuations and devaluations and political instability in our foreign markets; changes in our business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; labor relations and work stoppages; increases in the cost of compliance with laws and regulations, including environmental laws and regulations; and other risks and uncertainties listed or described from time to time in reports we periodically file with the SEC. Such risks and certain other uncertainties are discussed in more detail in Item 1A of Part II of this report. There may be other factors, including those discussed elsewhere in this report that may cause our actual results to differ materially from the forward-looking statements. Any forward-looking statements should be considered in light of these factors.

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

Our revolving credit facility is at a variable rate of interest. An increase of 1% in interest rates would result in an additional $1.2 million of annual interest expense based on our revolving credit facility balance of $123.5 million as of September 30, 2006.

Our raw material costs are comprised primarily of resins. Our resin costs comprised approximately 68% of our total manufacturing costs for the nine months ended September 30, 2006. Market risk arises from changes in resin costs. Although the average selling prices of our products generally increase or decrease as the cost of resins increases or decreases, the impact of a change in resin prices is more immediately reflected in our raw material costs than in our selling prices. In prior years, we entered into commodity collar agreements to manage resin market risks. At September 30, 2006, we did not have any commodity collar agreements outstanding. After initially dropping during the first quarter of 2006, resin prices have increased over the past six months and are anticipated to remain at current levels or decline slightly during the remainder of 2006.

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

On May 4, 2006, Richard P. Durham and Durham Capital L.L.C. filed a Proof of Claim for $11,747,513.40 against Pliant Corporation in the Bankruptcy Court. The Proof of Claim alleged that, pursuant to rights created by an Employment Agreement dated May 31, 2000 between the Company and Richard P. Durham governing the repurchase of shares of capital stock in the event that Mr. Durham’s employment terminated, Mr. Durham has a claim against the Company composed of three elements: 1) payment for the 18,200 shares of Common Stock in the amount of $8,792,966.00; 2) payment for 1232 shares of Series A Preferred Stock in the amount of $2,350,415.50; and 3) payment for warrants for 1,250.48 shares of Common Stock, less the exercise price ($0.01 per share), in the amount of $604,131.90. On June 30, 2006, the Company filed a Complaint and Objection with the Bankruptcy Court seeking a determination of the status and rights associated with the claim of Richard P. Durham and Durham Capital, L.L.C. described above and objecting to the Durham parties’ claim by submitting that: 1) the claim should be disallowed in its entirety pursuant to the Bankruptcy Code; and 2) in the event that it is determined that the Durham claim constitutes a “claim” within the meaning of the Bankruptcy Code, the claim should be subordinated pursuant to the Bankruptcy Code because it is a claim for damages arising out of the purchase or sale of securities. The Company’s June 30, 2006 Complaint and Objection also asserted a claim against the Durham parties related to the repurchase by the Company of other shares of common stock in October and December 2002. On July 25, 2006, Richard P. Durham and Durham Capital, L.L.C. filed an Answer and Counterclaim in response to the Company’s Complaint and Objection asserting a counterclaim for Breach of Contract and seeking $11,747,513.40 in damages. The Bankruptcy Court has scheduled a hearing on these matters to begin on December 14, 2006.

The Company filed a patent infringement lawsuit against MSC Marketing & Technology, Inc., d/b/a Sigma Stretch Film, and Atlantis Plastics, Inc. on May 19, 2004, Case No. 04-C3509 (N.D. Ill.). The Company sells a patented plastic film that is used to wrap pallet loads. The patent infringement lawsuit was filed to protect the Company’s exclusive right to this film’s patented features, which provides the Company’s products with advantages in this industry. In this lawsuit, the Company seeks an injunction and past damages relating to sales of competing film products. In July, 2006, the Court granted Pliant permission to immediately appeal the Court’s claim construction ruling to the Court of Appeals for the Federal Circuit.  To expedite the appeal, which is currently pending, Atlantis Plastics, Inc. was dismissed from the case without prejudice to Pliant’s right to re-file a complaint against it. On July 21, 2006, MSC Marketing & Technology, Inc. filed a motion for summary judgment seeking a ruling that the patent-in-suit is invalid and on

August 3, 2006, it filed a motion for summary judgment seeking a ruling that it has not infringed the patent and such motions are pending.  The case is currently in the discovery phase and a trial has not yet been scheduled.

On August 30, 2005, Tredegar Film Products Corp. filed a complaint against the Company, Case no. 05 CH 14715 (Cook County, Illinois Circuit Court, Chancery Division).In this lawsuit, Tredegar seeks compensatory damages in excess of $30,000 and $2 million in punitive damages against the Company for alleged misappropriation and misuse of alleged Tredegar trade secrets related to the hiring of two former Tredegar employees. The case was subject to the automatic stay provision of the Bankruptcy Code, which took effect January 3, 2006. However, pursuant to an Agreed Order of the Bankruptcy Court entered July 17, 2006, Tredegar has been permitted to prosecute the Illinois action through final judgment, provided that any judgment in favor of Tredegar shall be enforced only in accordance with the Debtors’ Fourth Amended Joint Plan of Reorganization. The case is in the early stages of discovery.

In June 2005, the Company received an information request from the U.S. Environmental Protection Agency Region 4 (the “EPA”) relating to the Constitution Road Drum Site (the “Site”) in Atlanta, Georgia.  The EPA stated that the Company may have arranged for disposal of non-hazardous waste at the Site, a former Southeastern Research and Recovery (“SRR”) facility.  SRR operated the Site as a Resource Conservation and Recovery Act transfer facility and apparently abandoned its operations. The EPA and a group of potentially responsible parties recently completed negotiations on an administrative order on consent (the “Consent Order”) to conduct a removal action at the Site and resolve the EPA’s claims for past costs and future oversight costs in connection with the Site.  The Company has signed the Consent Order, which is subject to public comment.  The Company estimates its share of the costs of the removal action and the EPA’s costs will be approximately $28,000.

In addition, we are involved in routine litigation in the normal course of its business.  On the basis of information presently available and advice received from counsel representing the Company and its subsidiaries, it is the opinion of management that the disposition or ultimate determination of such claims and lawsuits against the Company will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

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

Risks related to Emergence from Bankruptcy

Our actual financial results after emergence from bankruptcy may vary significantly from the projections filed with the Bankruptcy Court.

We recently emerged from Chapter 11 bankruptcy proceedings on July 18, 2006 (the “Effective Date”) pursuant to terms of our Fourth Amended Joint Plan of Reorganization (the “Plan”), which Plan was approved by the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).  In connection with the Plan, we were required to prepare projected financial information to demonstrate to the Bankruptcy Court the feasibility of the Plan and our ability to continue operations upon emergence from bankruptcy.  At the time they were last filed with the Bankruptcy Court, the projections reflected numerous assumptions concerning anticipated future performance and prevailing and anticipated market and economic conditions, many of which were and continue to be beyond our control and which may not materialize.  Projections are inherently subject to uncertainties and to a wide variety of significant business, economic and competitive risks.  Our actual results will likely vary from those contemplated by the projections and the variations may be material.

Our actual financial results after emergence from bankruptcy may not be comparable to our historical financial information.

As a result of the consummation of the Plan and the transactions contemplated thereby, our financial condition and results of operations from and after the Effective Date may not be comparable to the financial condition or results of operations reflected in our historical financial statements.

We may be subject to claims that were not discharged in the bankruptcy cases which could have a material adverse effect on our financial condition and results of operations.

The nature of our business may subject us to litigation.  Because our Plan required that all allowed unsecured claims against us, other than claims with respect to our previously outstanding 13% senior subordinated notes, were reinstated, the vast majority of the litigation claims against us that arose prior to the date of our bankruptcy filing were not resolved during our Chapter 11 proceedings. The ultimate resolution of such claims is uncertain and may have a material adverse effect on our financial condition and results of operations.

We cannot be certain that the bankruptcy proceeding will not adversely affect our operations going forward.

Although we emerged from bankruptcy upon consummation of the Plan, we cannot assure you that having been subject to bankruptcy protection will not adversely affect our operations going forward, including our ability to negotiate favorable terms from suppliers, hedging counterparties and others and to attract and retain customers.  The failure to obtain such favorable terms and retain customers could adversely affect our financial performance.

Risks related to our Financial and Capital Structure

The extent of our indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our debt obligations.

Although our plan of reorganization resulted in the elimination of net $289 million of our subordinated debt and approximately $298 million of our mandatorily redeemable stock, we continue to have a significant amount of indebtedness upon emergence from bankruptcy.  As of September 30, 2006, we had total debt of $738.7 million.

Our indebtedness may limit our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes.  Such indebtedness also may limit our ability to adjust to changing market conditions and to withstand competitive pressures, possibly leaving us vulnerable in a downturn in general economic conditions or in our business, or we may be unable to carry out capital spending that is important to our growth and productivity improvement programs.

Limits on our borrowing capacity under our credit facilities may affect our ability to finance our operations.

While our credit facilities provide for a maximum of approximately $200 million of financing, our ability to borrow funds under the credit facilities is subject to the amount of eligible receivables,  inventory machinery and equipment and real estate in our borrowing base under the facility and the application of reserves against such amounts.  Our ability to make borrowings under our credit facilities also is conditioned upon our compliance with certain covenants including a requirement to maintain a minimum fixed-charge coverage ratio.  Moreover, covenants contained in our indentures may further impose limits on the amount we may borrow under our credit facility.

We may not be able to generate sufficient cash to service all of our indebtedness and could be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our estimated cash debt service for 2006 is expected to be approximately $40.5 million, consisting of $27.8 million of scheduled bond interest payments, approximately $12.1 million of interest payments on our revolving credit facilities and $0.6 million in other payments.

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

•                  Significant work stoppages, disputes or any other difficulties in labor markets where we obtain materials necessary for the manufacturing of products or where products are manufactured, distributed or sold;

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

If our cash flows and capital resources are insufficient to fund our debt service obligations in the future, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness.  These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.  In the absence of such cash flows and capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations.  Our indentures and credit facilities restrict our ability to dispose of assets and use the proceeds from the disposition.  We may not be able to consummate those dispositions or to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness in the future, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness.  In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the credit facilities could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into a subsequent bankruptcy or liquidation.  If our operating performance declines, we may, in the future, need to obtain waivers from the required lenders under our credit facilities to avoid being in default.  If we breach our covenants under the credit facilities and seek a waiver, we may not be able to obtain a waiver from the required lenders.  If this occurs, we could be in default under the credit facilities and the lenders could exercise their rights, as described above, and we could be forced into a subsequent bankruptcy or liquidation.

Our variable rate indebtedness subjects us to interest rate risk.

Although we have substantially reduced our variable rate indebtedness, our borrowings under our credit facilities are at variable rates of interest.  An increase of 1% in interest rates would result in an additional $100,000 of annual interest expense for each $10.0 million in borrowings under such facilities.  We are thus exposed to interest rate risk to the extent of our borrowings under the credit facilities.

We will rely significantly on the funds received from our subsidiaries to meet our debt service obligations, but our subsidiaries may not be able to distribute sufficient funds to us.

Although we are an operating company, a significant amount of our revenue is generated by our subsidiaries.  For the nine-month period ended September 30, 2006, 18.2% of our net sales was generated by our subsidiaries.  As a result, our ability to satisfy our debt service obligations will depend significantly on our receipt of dividends or other intercompany transfers of funds from our operating subsidiaries.  The payment of dividends to us by our subsidiaries is contingent upon the earnings of those subsidiaries and is subject to various business considerations as well as certain contractual provisions which may restrict the payment of dividends and the transfer of assets to us.  In the event of a subsequent bankruptcy, liquidation or reorganization of our subsidiaries, claims of creditors of our subsidiaries will generally have priority as to the assets of such subsidiaries over our claims as the holder of the equity of our subsidiaries.

The lack of an established trading market for and payment of dividends on our securities may adversely affect their liquidity.

None of our securities currently are listed or traded on any nationally recognized securities market or exchange.  Although we are taking steps to permit our Series AA Preferred Stock to be quoted for trading on the NASDAQ OTC Bulletin Board, there can be no assurance that an active or liquid trading market will develop for these securities.  Moreover, we do not anticipate making cash dividends or other distributions on our equity securities in the foreseeable future and covenants in certain debt instruments to which we are a party may restrict or ability to do so.  As a result, the liquidity of our securities may be adversely affected.

Our common stock is subject to significant dilution.

 If our Series AA Preferred Stock has not been redeemed or repurchased by the fifth anniversary of the Effective Date of the Plan, the holders of at least 40% of the outstanding shares of Series AA Preferred Stock will have the right to cause all of the outstanding Series AA Preferred Stock to be converted into a number of shares of common stock that will dilute the ownership of the existing common stock to .01% or less, thus rendering such existing common stock essentially worthless.  The terms of our debt instruments currently prohibit us from redeeming or repurchasing the Series AA Preferred Stock.

The interest of J.P. Morgan Partners, LLC as a controlling stockholder may differ from the interests of other securities holders.

Affiliates of J.P. Morgan Partners, LLC own approximately 13% of our Series AA Preferred Stock and approximately 40% of our common stock.  Under the terms of our stockholder agreement, those affiliates have the right to designate 4 out of the 7 members of our board of directors and thereby have effective control of the Company.  As the holders of a significant percentage of our equity securities, the interests of the affiliates of J.P. Morgan Partners, LLC may not in all cases be aligned with the other holders of our securities.

Risks related to our business

Continued increases in resin prices or the loss of a key resin supplier could lead to increased costs and lower profit margins.

Polyethylene, PVC, polypropylene and other resins and additives constitute the major raw materials for our products.  We purchase most of our resin from major oil companies and petrochemical companies in North America.  For the nine-month period ended September 30, 2006, raw material costs, which consist primarily of resin costs, comprised approximately 68% of our total cost of goods sold.  Significant increases in the price of resins increases our costs, reduces our operating margins and impairs our ability to service debt unless we are able to pass all of these cost increases on to our customers.  The price of resin is a function of, among other things, manufacturing capacity, demand, and the price of crude oil and natural gas feed stocks.  Resin shortages or significant increases in the price of resin could have a significant adverse effect on our business.  Since the middle of 2002, we have experienced a period of significant uncertainty with respect to resin supplies and prices.  High crude oil and natural gas pricing, resulting from the hurricanes in the second half of 2005, have had significant impact on the price and supply of resins through the first nine months of 2006.

Major suppliers of resin have implemented price increases to cover their increases in petroleum costs, and to improve their operating margins as capacity utilization increases.  Due in part to consolidation in the resin supply industry, suppliers have resisted the consumers’ efforts to limit or defer the effect of these increases.  Conversely, the prices of our products generally fluctuate with the price of resins.  Approximately half of our sales are made on a transactional basis, which allows us to pass through resin price increases, although competitive market conditions in our industry from time to time limit our ability to pass the full cost of higher resin pricing through to our customers immediately or completely.  The other approximately one half of our sales are made pursuant to customer contracts, most of which dictate the timing in our ability to pass through the increase.  A vast majority of these contracts have been renegotiated to allow resin cost changes to be passed along on a monthly basis, with some allowing cost changes to be passed through quarterly and a small number requiring a longer delay.  In combination, the cost to the Company of the gap between the speed in which resin price changes are passed on to us and the time in which we can pass these cost changes on to our customers has an impact on both our results of operations and our working capital needs.  This trend is industry wide and its impact has been significant in 2006.  Although we believe that the renegotiation of many of our customer contracts should reduce the impact of resin price changes in the future, there can be no assurance that we will be successful in passing through such costs to our customers.

As one of the largest consumers of packaging resin in the United States, we are working on behalf of our customers with our suppliers to minimize the effects and the timing of the pass through of increased resin costs and to maximize the likelihood that resin supplies continue to the Company in sufficient quantities and on timetables necessary to meet the needs of our customers.  We also regularly evaluate commodity hedging, collar agreements, and other protective strategies and will implement them if and when appropriate.

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

Although no single customer accounted for more than 10% of our net sales for the nine-month period ended September 30, 2006, we are dependent upon a limited number of large customers with substantial purchasing power for a significant percentage of our sales.  Our top ten customers accounted for approximately 28.7% of our net sales in the nine-month period ended September 30, 2006.  Several of our largest customers satisfy some of their film requirements by manufacturing film themselves.

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

Our operations outside of the United States are subject to additional currency exchange and other risks that could adversely affect our results of operations.

We are subject to the risk of changes in foreign currency exchange rates due to our global operations.  We manufacture and sell our products in North America, Latin America, Europe and Australia.  As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which we manufacture and distribute our products.  Our operating results are primarily exposed to changes in exchange rates between the U.S. dollar and Canadian currency.

If we do not maintain good relationships with our employees, or attract new highly skilled employees to replace departing employees, our business could be adversely affected by a loss of revenues, increased costs or reduced profitability.

As of September 30, 2006, we had approximately 3,075 employees, of which approximately 885 employees were subject to a total of 7 collective bargaining agreements that expire on various dates between February 20, 2007 and October 11, 2009.  As of September 30, 2006 we had approximately 75 employees under a collective bargaining agreement in South Deerfield, which was ratified in October 2006.  Although we strive to maintain good relations with all our employees, failure to do so or to attract new highly skilled employees to replace any departing employees may result in a loss of revenues, increased costs or reduced profitability, thereby adversely affecting our business.

The cost of complying with government regulation may adversely affect our financial results.

We are subject to various federal, state, local and foreign laws, regulations, rules and ordinances that affect the conduct or our operations, including environmental laws.  Compliance with these laws and regulations or the adoption of modified or additional laws and regulations may require large expenditures by us or otherwise have a significant effect on our financial condition or results of operations.

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

Our efforts to integrate any businesses acquired in the future may not result in increased profits.  Difficulties encountered in any transition and integration process for newly acquired companies could cause revenues to decrease, operating costs to increase or cash flows to be reduced.

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

ITEM 2.                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                    DEFAULTS UPON SENIOR SECURITIES

The Company’s bankruptcy filing on January 3, 2006 constituted an Event of Default under the separate Indentures for all of the Company’s Notes, which were then classified as current liabilities in the consolidated balance sheet as of December 31, 2005. The Company defaulted in the payment of $13.9 million of interest that was due on its 2003 Notes on March 1, 2006. On July 18, 2006, in connection with the Company’s emergence from bankruptcy the total arrearage with respect to the defaulted interest payment of $13.9 million plus interest on the overdue installment of interest was paid by the Company to the trustee with respect to the 2003 Notes for further distribution to the holders thereof. As of September 30, 2006, no defaults remain upon any of the Company’s securities.

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                    OTHER INFORMATION

None.

ITEM 6.                    EXHIBITS

(a)          The following exhibits are filed with this report.

10.1

Working Capital Credit Agreement, dated as of July 18, 2006, among Pliant Corporation, certain subsidiaries of Pliant Corporation, the lenders party thereto, Merrill Lynch Bank USA, as administrative agent, and Merrill Lynch Commercial Finance Corp., as sole lead arranger and book manager.

10.2

Fixed Asset Credit Agreement, dated as of July 18, 2006, among Pliant Corporation Pty Ltd., Pliant Corporation of Canada Ltd., Pliant Film Products GmbH, Aspen Industrial, S.A. de C.V., the lenders party thereto, Merrill Lynch Bank USA, as administrative agent, and Merrill Lynch Commerical Finance Corp., as sole lead arranger and book manager.

10.3	Pliant Corporation 2006 Restricted Stock Incentive Plan, dated as of July 18, 2006.
10.4	Pliant Corporation Deferred Cash Incentive Plan adopted as of July 18, 2006.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLIANT CORPORATION

/s/ JOSEPH J. KWEDERIS
JOSEPH J. KWEDERIS
Chief Financial Officer
(Authorized Signatory and
Principal Financial and Accounting Officer)

Date: November 14, 2006

INDEX TO EXHIBITS

Exhibits
10.1

Working Capital Credit Agreement, dated as of July 18, 2006, among Pliant Corporation, certain subsidiaries of Pliant Corporation, the lenders party thereto, Merrill Lynch Bank USA, as administrative agent, and Merrill Lynch Commercial Finance Corp., as sole lead arranger and book manager.

10.2

Fixed Asset Credit Agreement, dated as of July 18, 2006, among Pliant Corporation Pty Ltd., Pliant Corporation of Canada Ltd., Pliant Film Products GmbH, Aspen Industrial, S.A. de C.V., the lenders party thereto, Merrill Lynch Bank USA, as administrative agent, and Merrill Lynch Commerical Finance Corp., as sole lead arranger and book manager.

10.3	Pliant Corporation 2006 Restricted Stock Incentive Plan, dated as of July 18, 2006.
10.4	Pliant Corporation Deferred Cash Incentive Plan adopted as of July 18, 2006.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.