Form 10-K
period 2006-12-31
PLIANT CORPORORATION
filed 2007-03-30
CIK 1049442

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Securities registered pursuant to Section 12(g) of the Act: Series AA 13% Cumulative Redeemable Convertible Preferred Stock, par value $0.01 per share

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

At March 13, 2007 there were 100,003 outstanding shares of the Registrant’s common stock. As of March 13, 2007, 49,871, or approximately 49.87%, of the outstanding shares of the Registrant’s common stock were held by persons other than affiliates of the Registrant. There is no established trading market for the Registrant’s common stock and, therefore, the aggregate market value of shares held by non-affiliates cannot be determined by reference to recent sales or bid and asked prices.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

DOCUMENTS INCORPORATED BY REFERENCE

None.

This report contains certain forward-looking statements that involve risks and uncertainties, including statements about our plans, objectives, goals, strategies and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements. Some of the factors that could negatively affect our performance are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement for Forward-Looking Information” and elsewhere in this report. Unless indicated otherwise, “Pliant,” the “Company,” “we” or “us” refers to Pliant Corporation and its subsidiaries.

PART I

ITEM 1.                BUSINESS

General

Pliant, with 2006 revenues of approximately $1,159.0 million, is one of North America’s leading manufacturers of value-added films and flexible packaging for food, personal care, medical, agricultural and industrial applications. We offer some of the most diverse product lines in the film industry and have achieved leading positions in many of these product lines. We currently operate 23 manufacturing and research and development facilities worldwide and we currently have approximately one billion pounds of annual production capacity.

We were formed in 1992 as a Utah corporation and reincorporated in Delaware on July 18, 2006. We have a proud heritage through predecessor companies that traces back many decades. We have combined strategic acquisitions, internal growth, product innovation and operational improvements to grow our business from net sales of $310.8 million in 1996 to $1,159.0 million in 2006. We have invested to expand our capabilities and value-added product offerings for our customers. Between January 1, 2003 and December 31, 2006, we invested a total of $132 million to expand, upgrade and maintain our asset base and information systems.

Chapter 11 Bankruptcy Proceedings and Reorganization

The Company and ten of its subsidiaries filed for protection under Chapter 11 of Title 11 of the Bankruptcy Code (the “Bankruptcy Code”) in January 2006. On June 19, 2006, the Company filed with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) its Fourth Amended Joint Plan of Reorganization (the “Plan”) which was approved by the Bankruptcy Court on June 23, 2006. On July 18, 2006, the Company consummated its reorganization through a series of transactions contemplated in the Fourth Amended Plan and emerged from bankruptcy.

In connection with the Plan, on July 18, 2006, we issued 100,003 shares of new common stock, par value $.01 per share (“New Common Stock) to holders of our existing common stock (“Old Common Stock”) and to other stakeholders. We also issued shares of Series AA Redeemable Preferred Stock, par value $.01 per share (“Series AA Preferred Stock”) to certain of our stakeholders.

We have worked diligently in an effort to analyze each of the claims filed in our Chapter 11 cases, and have already made significant progress in reconciling such claims with our books and records. Moreover, we have been steadily making distributions to the holders of many such claims, as well as to creditors appearing in our schedules, and have filed objections to certain claims as necessary. To date, we have filed five omnibus objections to claims, resulting in a reduction to the claims register of more than 80 claims totaling more than $86.5 million, which were primarily claims made by equity holders who received distributions of new securities according to the Company’s Plan. In addition, we have paid more than $47 million to satisfy contract cure amounts, vendor trade agreements, and other unsecured claims. We estimate that there are approximately $2.5 million in non-litigation claims remaining for processing. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” for more detailed information on our emergence from bankruptcy.

Controlling Shareholders

As of March 13, 2007, J.P. Morgan Partners (BHCA), L.P. and/or affiliates (“JP Morgan”) owned approximately 50.09% of our outstanding New Common Stock and 12.48% of our outstanding Series AA Preferred Stock.

Industry Overview

We manufacture and sell a variety of plastic films and flexible packaging products. Our products serve customers in a variety of flexible packaging markets, including the food and beverage, retail, pharmaceutical, medical, personal care, household, industrial and agricultural film markets, as well as secondary packaging and non-packaging end use markets. According to the Flexible Packaging Association, the North American market for flexible packaging was approximately $21.8 billion in 2005 and has grown at a compound annual growth rate, or CAGR, of approximately 2.0% in revenues from 2000-2005. Many of our plastic films are flexible packaging products as defined by the Flexible Packaging Association. However, the flexible packaging market, as defined by the Flexible Packaging Association, does not include certain of the products we sell, such as agricultural films, and includes certain products we do not sell, such as wax papers and aluminum foils. We believe, however, that trends affecting the flexible packaging industry also affect the markets for many of our other products.

Flexible packaging is used to package a variety of products, particularly food, which accounts for just over half of all flexible packaging shipments. Recent advancements in film extrusion and resin technology have produced new, sophisticated films that are thinner and stronger and have better barrier and sealant properties than other materials or predecessor films. These technological advances have facilitated the replacement of many traditional forms of paper or rigid packaging with film-based, flexible packaging that is lighter, is lower in cost and has enhanced performance characteristics. For example, in consumer applications, stand-up pouches that use plastic films are now often used instead of paperboard boxes, glass jars or metal cans. In industrial markets, stretch and shrink films are often used instead of corrugated boxes and metal strapping to unitize, bundle and protect items during shipping and storage.

Certain industry and market share data reported herein are based on estimates made by the Flexible Packaging Association in a “State of the Industry Report 2006,” which was compiled based on data compiled from surveys submitted by its members, or from data provided by the Flexible Packaging Association in an investment base report titled “Paper and Packaging: Industry Overview and Outlook” issued in December 2006. Pliant serves on the Board of Directors of the Flexible Packaging Association and Pliant is a dues-paying member of the FPA. Unless otherwise indicated, the market share and industry data used throughout this report were obtained primarily from internal company surveys and management estimates based on these surveys and our management’s knowledge of the industry. We have not independently verified any of the data from third-party sources. Similarly, internal company surveys and management estimates, while we believe them to be reliable, have not been verified by any independent sources. While we are not aware of any misstatements regarding our industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statement for Forward-Looking Information” in this report.

Products, Markets and Customers

Our products are sold into numerous markets for a wide variety of end uses. In 2006, we reorganized our Specialty Products Group and separated it into two operating segments, Specialty Films and Printed Products. In addition, we combined our prior Performance Films segment with our Engineered Films segment. These changes were in response to a re-evaluation of our aggregation criteria. As a result, the segment information for previous years has been reclassified to reflect these changes. Our products are offered through four operating segments: Specialty Films, Printed Products, Industrial Films, and Engineered Films. Operating segments are components of our business for which separate financial information is available that is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing performance. In each of our segments, the loss of one or more major customers, or a material reduction in sales to these customers would have a material adverse effect on the results of operations of such segment.  For more information on our operating segments and geographic information, see Note 14 to the consolidated financial statements included elsewhere in this report.

Specialty Films

Our Specialty Films segment accounted for 18.4%, 18.2%, and 19.0% of our consolidated net sales in 2006, 2005, and 2004, respectively. Our Specialty Films segment produces personal care films, medical films, and agricultural films.

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

Agricultural.   We are a leading manufacturer of polyethylene mulch films that are sold to fruit and vegetable growers and to nursery operators. Our mulch films are used extensively in North America and Latin America. Commercial growers of crops like peppers, tomatoes, cucumbers and strawberries are the primary consumers of our mulch films. These crops are typically planted on raised beds that are tightly covered with mulch film. The mulch film eliminates or retards weed growth, significantly reduces the amount of water required by plants, controls soil bed temperatures for ideal growing conditions and allows easy application of fertilizer. We are one of North America’s two largest producers of mulch films, with an estimated market share of approximately 28%.

Printed Products

Our Printed Products segment accounted for 19.9%, 20.0% and 21.4% of our consolidated net sales in 2006, 2005 and 2004, respectively. Our Printed Products segment provides printed rollstock, bags and sheets used to package consumer goods. Printed bags or rollstock are sold to bakeries, fresh and frozen food processors, manufacturers of personal care products, textile manufacturers and other dry goods processors. Bread and bakery bags represent a significant portion of our Printed Products business. Our Printed Products segment produces approximately four billion bread and bakery bags each year, with an estimated share of between 20% to 25% of the North American market.

Printed Products also includes our Mexican subsidiary, which is a leading producer of printed products for Mexico and other Latin American countries. It also produces personal care and barrier films for these markets. In 2006, approximately 26% of our Printed Products sales were outside the United States, primarily in Mexico and Latin America.

Industrial Films

The Industrial Films segment accounted for 27.7%, 28.6%, and 26.2% of our consolidated net sales in 2006, 2005, and 2004, respectively.

Our Industrial Films segment manufactures stretch and PVC films. In 2006, approximately 23% of our Industrial Films sales were outside the United States, primarily in Canada, Europe and Australia. Our customers in this segment include national distributors, such as Bunzl, and Xpedx; grocery chains, such as A&P, Kroger, Publix and Safeway; and end-users, such as Proctor & Gamble, Costco, and Wal-Mart.

Stretch Films.   Our stretch films are used to bundle, unitize and protect palletized loads during shipping and storage. Stretch films continue to replace more traditional packaging, such as corrugated boxes and metal strapping, because of stretch films’ lower cost, higher strength, and ease of use. We are North America’s fourth largest producer of stretch films, with an estimated market share of between 10% and 13%.

PVC Films.   Our PVC films are used by supermarkets, delicatessens and restaurants to wrap meat, cheese and produce. PVC films are preferred in these applications because of their clarity, elasticity and cling. We also produce PVC films for laundry wrap and other industrial applications. Finally, we produce individually-packaged rolls of PVC film for consumer household use. The film is packaged in cartons (“cutterboxes”) with serrated edges or slide-cutters, and sold into bulk retail and food service markets in North America, Latin America and Asia. In 2006, we were the second largest producer of PVC films in North America, with an estimated market share of approximately 25%. In addition, we are a leading producer of PVC films in Australia and the second largest producer in Europe, with estimated market shares of approximately 50% and 16%, respectively.

Engineered Films

The Engineered Films segment accounted for 33.3%, 32.4%, and 32.7% of our consolidated net sales in 2006, 2005, and 2004, respectively.

Engineered films are a key component in a wide variety of flexible packaging products. These films are used in packaging for end-use markets such as coffee, confections, snacks, fresh produce, lidding, and hot-fill liquids. Generally, our engineered films add value by providing the final packaging product with specific performance characteristics, such as moisture, oxygen or odor barriers, ultraviolet protection or desired sealant properties. Because engineered films are sold for their sealant, barrier or other properties, they must meet stringent performance specifications established by the customer, including gauge control, clarity, sealability and width accuracy. We are a leader in introducing new engineered film products to meet flexible packaging industry trends and specific customer needs. We are North America’s leading manufacturer of polyethylene-based sealant films with an estimated market share of between 30% and 35%.

We also manufacture a variety of barrier and custom films, primarily for smaller, but profitable, niche segments in flexible packaging and industrial markets. For example, in 2006 we were North America’s third largest producer of films for cookie, cracker and cereal box liners, with an estimated market share of between 15% and 20%. We are also a leading manufacturer of barrier films for liners in multi-wall pet food.

In 2006, in order to mitigate company-wide capacity constraints and permit more efficient equipment utilization, approximately 10% of Engineered Films capacity was used for the production of personal care, medical, and agricultural products.

Sales and Marketing

Because of our broad range of product offerings and customers, our sales and marketing efforts are generally product or customer specific. We market in various ways, depending on both the customer and the product. However, most of our salespeople are dedicated to a specific product line and sometimes to specific markets or customers.

The majority of our Specialty Films, Printed Products and Engineered Films are sold by our own direct sales force. These salespeople are supported by customer service and technical specialists assigned to each salesperson, and in some cases, to specific customers. Customer service representatives assist with order intake, scheduling and product information. Technical support personnel assist the salesperson and the customer with technical expertise, quality control and product development. We believe it is critical that our sales, marketing and technical support teams work together in order to meet our customers’ product needs and provide meaningful product development.

Many of our Printed Products are sold through brokers. National grocery chains and some smaller customer accounts are serviced by our own direct sales force. Generally, each salesperson is supported individually by a customer service specialist and by a group of technical specialists.

Industrial Films are generally sold through distributors and directly to certain large, national accounts. We have an independent contract sales force that sells our stretch pallet wrap films to national and regional distributors. Our PVC films are sold by our own sales force to regional and national distributors, directly to national grocery chains, and directly to converters, who repackage the film for sale in retail markets.

Certain of our products, such as our agricultural films, are sold through regional distributors. In addition, certain of Engineered Films are sold through brokers who have long-standing relationships with customers.

Manufacturing

Between January 1, 2003 and December 31, 2006, excluding acquisitions, we have invested a total of $132 million to expand, upgrade and maintain our asset base and information systems. Our asset base has an insured value of approximately $1 billion and includes over 200 film extrusion lines, over 35 printing presses, and 70 bag converting machines. With 23 plants, we are often able to allocate lines to specific products. Our multiple manufacturing sites and varied production capabilities also allow us to offer multiple plant service to our national customers. Generally, our manufacturing plants operate 24 hours a day, seven days a week.

We manufacture our film products by combining thermoplastic resin pellets with other resins, plasticizers or modifiers, then melting them in a controlled, high temperature, pressurized process known as extrusion to create films with specific performance characteristics. The films are then placed on a circular core in up to 40-inch diameter rolls, packaged, and shipped directly to customers as rollstock or may undergo further processing. Additional processing steps can include printing in up to 10 colors, slitting down to a narrower width roll, converting into finished bags, or re-rolling onto smaller diameter rolls and packaging for sale as retail or institutional cutterboxes.

Backlog and Seasonality

We do not have any material order backlog and we do not believe that aggregate sales reflect any significant degree of seasonality.

Technology and Research and Development

We believe our technology base and research and development provide critical support to our business and customers. Our research and development group provides the latest resin and extrusion technology to our manufacturing facilities and allows us to test new resins and process technologies. We have 17 innovation programs underway to deliver solutions to our existing markets and allow us to access new markets. For example, we are extrapolating our thin film strengths into the printed shrink market, we are leveraging our printed bag making know-how into personal care bags and we are utilizing our knowledge in barrier films to create new solutions for the agricultural market. Our technical centers in Newport News, Virginia and Chippewa Falls, Wisconsin have pilot plants that allow customer sampling and the ability to run commercial scale-ups for new products without interrupting operations in our manufacturing plants. We are able to use our broad product offerings and technology to transfer technological innovations from one market to another.

Our technical representatives often work with customers to help them develop new, more competitive products. This allows us to enhance our relationships with these customers by providing the technical service needed to support commercialization of new products and by helping them to improve operational efficiency and quality throughout a product’s life cycle.

We spent $8.7 million, $8.7 million, and $6.5 million on research and development for the years ended December 31, 2006, 2005 and 2004, respectively, before giving effect to revenues from pilot plant sales. In addition, we participate in several U.S. government-funded research and development programs.

Intellectual Property Rights

Patents, trademarks and licenses are a part of our business. We have patent protection on several of our products and processes, and we regularly apply for new patents on significant product and process developments. We have registered trademarks on many of our products. We also often rely on unpatented proprietary know-how, continuing technological innovation and other trade secrets to develop and maintain our competitive position. In addition to our own patents, trade secrets and proprietary know-how, we occasionally license from third parties the right to use some of their intellectual property. Although we constantly seek to protect our patents, trademarks and other intellectual property, our precautions may not provide meaningful protection against competitors and the value of our trademarks could be diluted.

Raw Materials

Polyethylene, PVC, polypropylene and other resins and additives constitute the major raw materials for our products. We purchase much of our resin from major oil companies and petrochemical companies in North America. We also purchase a portion of our supply from manufacturers located outside North America, as well as non-prime resins purchased from secondary market brokers in North America and we are now one of the largest buyers of Middle Eastern film-grade resins. For the year ended December 31, 2006, raw material costs, which consist primarily of resin costs, comprised approximately 67% of our total cost of goods sold. Significant increases in the price of resins increases our costs, reduces our operating margins and impairs our ability to service debt unless we are able to pass all of these cost increases on to our customers. The price of resin is a function of, among other things, manufacturing capacity, demand, and the price of ethylene feed stocks. Resin shortages or significant increases in the price of resin could have a significant adverse effect on our business. Since the middle of 2002, we have experienced a period of significant uncertainty with respect to resin supplies and prices. High global energy prices have had significant impact on the price and supply of resins in 2006.

Major suppliers of resin have implemented price increases to cover their increases in feedstock costs, and to improve their operating margins as capacity utilization increases. Due in part to consolidation in the resin supply industry, suppliers have resisted the customer’s efforts to limit or defer the effect of these increases. Conversely, the prices of our products generally fluctuate with the price of resins. We estimate that approximately half of our sales are made on a transactional basis, which allows us to pass through resin price increases, although competitive market conditions in our industry from time to time limit our ability to pass the full cost of higher resin pricing through to our customers immediately or completely. The other approximately one half of our sales are made pursuant to customer contracts, most of which dictate the timing in our ability to pass through the increase. A portion of these contracts have been renegotiated to allow resin cost changes to be passed along on a monthly basis, with some allowing cost changes to be passed through quarterly and a small number requiring a longer delay. In combination, the cost to the Company of the gap between the speed in which resin price changes are passed on to us and the time in which we can pass these cost changes on to our customers has an impact on both our results of operations and our working capital needs. This trend is industry wide and its impact has been significant in 2006. Although we believe that the renegotiation of some customer contracts should reduce the impact of resin price changes in the future, there can be no assurance that we will be successful in passing through such costs to our customers.

As one of the largest consumers of packaging resin in the United States, we are working with our suppliers to minimize the effects and the timing of the pass through of increased resin costs and to maximize the likelihood that resin supplies continue to be available to us in sufficient quantities and on timetables necessary to meet the needs of our customers. We have an aggressive program using materials engineering and substitution to maximize our operational flexibility, enabling increased purchases of non-U.S. sourced and non-prime resins. We are becoming one of the largest buyers of off-spec resins and secondary markets resins and we have installed extra silos, blending equipment and film quality inspection equipment to precisely control the blended use of lower cost resins. We also regularly evaluate commodity hedging, collar agreements, and other protective strategies and will implement them if and when appropriate and cost effective.

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

Employees

As of March 1, 2007, we had approximately 3,073 employees, of which approximately 872 employees were subject to a total of 8 collective bargaining agreements that expire on various dates between 2007 and 2010. The agreement covering our Chippewa Falls union facility was recently renewed and expires March 2, 2008. We also entered into a new agreement with our Toronto union group which expires on February 19, 2010. Our Calhoun, Kent, and Australia union facilities have agreements with expiration dates in 2007. Also, the Langley union facility will be closing during 2007.

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

Available Information

We file annual, quarterly and current reports and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC’s web site at http://www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference facility.

We maintain an Internet web site at http://www.pliantcorp.com. We do not currently make our annual, quarterly and current reports available on or through our web site. We believe our investors and potential investors have access to our reports through the SEC’s web site or commercial services. Therefore, we do not believe it is necessary to make our reports available through our web site. We also provide electronic or paper copies of our filings free of charge upon written or oral request directed to Pliant Corporation, 1475 Woodfield Road, Suite 700, Schaumburg, Illinois 60173, telephone: (866) 878-6188.

Cautionary Statement for Forward-Looking Information

Some of the statements set forth in this report including, but not limited to, those under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” are in “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information that is based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions. These forward-looking statements are not historical facts but instead represent only expectations, estimates and projections regarding future events. These statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause actual results to be materially different. These factors include, but are not limited to, the following:

•                    general economic and business conditions, particularly an economic downturn;

•                    continuing losses and charges against earnings resulting from restructuring or the impairment of assets;

•                    industry trends;

•                    risks of high leverage and any increases in our leverage;

•                    interest rate increases;

•                    changes in our ownership structure;

•                    changes in the Company’s composition of operating segments;

•                    raw material costs and availability, particularly resin;

•                    the timing and extent to which we pass through resin cost changes to our customers;

•                    the loss of any of our key suppliers;

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

ITEM 1A.   RISK FACTORS

The following risks and uncertainties are among the factors that could cause our actual operating results, financial condition or liquidity to differ materially from the forward-looking statements made in this report or which could otherwise adversely affect our business. There may be other factors, including those discussed elsewhere in this report or in other filings made by us with the Securities and Exchange

Commission (the “Commission”), that may cause our actual operating results, financial condition or liquidity to differ materially from the forward-looking statements made in this report or which could otherwise adversely affect our business. You should carefully consider these factors in evaluating any forward-looking statements made in this report and prior to making any investment decisions with respect to our securities.

Risks related to Emergence from Bankruptcy

Our actual financial results after emergence from bankruptcy may vary significantly from the projections filed with the Bankruptcy Court.

We recently emerged from Chapter 11 bankruptcy proceedings on July 18, 2006 pursuant to terms of our Plan, which Plan was approved by the Bankruptcy Court. In connection with the Plan, we were required to prepare projected financial information to demonstrate to the Bankruptcy Court the feasibility of the Plan and our ability to continue operations upon emergence from bankruptcy. At the time they were last filed with the Bankruptcy Court, the projections reflected numerous assumptions concerning anticipated future performance and prevailing and anticipated market and economic conditions, many of which were and continue to be beyond our control and which may not materialize. Projections are inherently subject to uncertainties and to a wide variety of significant business, economic and competitive risks. Our actual results will likely vary from those contemplated by the projections and the variations may be material.

Our actual financial results after emergence from bankruptcy may not be comparable to our historical financial information.

As a result of the consummation of the Plan and the transactions contemplated thereby, our financial condition and results of operations from and after July 18, 2006 may not be comparable to the financial condition or results of operations reflected in our historical financial statements.

We may be subject to litigation claims that were not discharged in the bankruptcy cases which could have a material adverse effect on our financial condition and results of operations.

The nature of our business may subject us to litigation. Because our Plan required that all allowed unsecured claims against us, other than claims with respect to our previously outstanding 13% senior subordinated notes, were reinstated, the vast majority of the litigation claims against us that arose prior to the date of our bankruptcy filing were not resolved during our Chapter 11 bankruptcy proceedings. The ultimate resolution of such claims is uncertain and may have a material adverse effect on our financial condition and results of operations.

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

Although the Plan resulted in the elimination of net $289 million of our subordinated debt and approximately $298 million of our mandatorily redeemable stock, we continue to have a significant amount of indebtedness upon emergence from bankruptcy. As of December 31, 2006, we had total debt of $737.6 million.

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

While our credit facilities provide for a maximum of approximately $200 million of financing, our ability to borrow funds under the credit facilities is subject to the amount of eligible receivables, inventory, machinery and equipment, and real estate in our borrowing base under the facility and the application of reserves against such amounts. Our ability to make borrowings under our credit facilities also is conditioned upon our compliance with certain financial covenants. Moreover, covenants contained in our indentures may further impose limits on the amount we may borrow under our credit facility.

We may not be able to generate sufficient cash to service all of our indebtedness and could be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our estimated cash debt service for 2007 is expected to be approximately $40.3 million, consisting of $28.2 million of scheduled bond interest payments, approximately $11.8 million of interest payments on our revolving credit facilities and $0.3 million in other payments.

Our ability to make scheduled payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. These factors include:

•       Our ability to generate cost savings and manufacturing and operational efficiencies sufficient to achieve projected financial performance, as well as initiatives to obtain new business and to generate and manage working capital consistent with such projections;

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

•       Legal actions and claims of undetermined merit and amount involving, among other things, product liability, recalls of products manufactured or sold by us, and environmental and safety issues involving our products or facilities; and

•       Possible terrorist attacks or acts of aggression or war, which could exacerbate other risks such as slowed production or interruptions in the transportation system.

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

Although we are an operating company, a significant amount of our revenue is generated by our subsidiaries. For the year ended December 31, 2006, 19.1% of our net sales was generated by our subsidiaries. As a result, our ability to satisfy our debt service obligations will depend significantly on our receipt of dividends or other intercompany transfers of funds from our operating subsidiaries. The payment of dividends to us by our subsidiaries is contingent upon the earnings of those subsidiaries and is subject to various business considerations as well as certain contractual provisions which may restrict the payment of dividends and the transfer of assets to us. In the event of a subsequent bankruptcy, liquidation or reorganization of our subsidiaries, claims of creditors of our subsidiaries will generally have priority as to the assets of such subsidiaries over our claims as the holder of the equity of our subsidiaries.

The lack of an established trading market for our securities may adversely affect their liquidity.

None of our securities currently are listed or traded on any nationally recognized securities market or exchange. Although we are taking steps to permit our Series AA Preferred Stock to be quoted on the NASDAQ OTC Bulletin Board, there can be no assurance that an active or liquid trading market will develop for these securities. Until there is an established trading market, holders of our securities may find it difficult to dispose of, or to obtain accurate quotations for the price of our securities.

We do not anticipate paying dividends.

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

The interest of JP Morgan as a controlling stockholder may differ from the interests of other securities holders.

As of March 13, 2007, JP Morgan owned approximately 12.48% of our Series AA Preferred Stock and approximately 50.09% of our New Common Stock. Under the terms of our Stockholders’ Agreement dated July 18, 2006 (the “Stockholders’ Agreement), those affiliates have the right to designate 5 out of the 7 members of our board of directors and thereby have effective control of us. As the holders of a significant percentage of our equity securities, the interests of JP Morgan may not in all cases be aligned with the other holders of our securities.

Risks related to our business

Continued increases in resin prices or the loss of a key resin supplier could lead to increased costs and lower profit margins.

Polyethylene, PVC, polypropylene and other resins and additives constitute the major raw materials for our products. We purchase much of our resin from major oil companies and petrochemical companies in North America. We also purchase a portion of our supply from manufacturers located outside North America, as well as non-prime resins purchased from secondary market brokers in North America and we are now one of the largest buyers of Middle Eastern film-grade resins. For the year ended December 31, 2006, raw material costs, which consist primarily of resin costs, comprised approximately 67% of our total cost of goods sold. Significant increases in the price of resins increases our costs, reduces our operating margins and impairs our ability to service debt unless we are able to pass all of these cost increases on to our customers. The price of resin is a function of, among other things, manufacturing capacity, demand, and the price of ethylene feed stocks. Resin shortages or significant increases in the price of resin could have a significant adverse effect on our business. Since the middle of 2002, we have experienced a period of significant uncertainty with respect to resin supplies and prices. High global energy prices have had significant impact on the price and supply of resins in 2006.

Major suppliers of resin have implemented price increases to cover their increases in feedstock costs, and to improve their operating margins as capacity utilization increases. Due in part to consolidation in the resin supply industry, suppliers have resisted the customer’s efforts to limit or defer the effect of these increases. Conversely, the prices of our products generally fluctuate with the price of resins. We estimate that approximately half of our sales are made on a transactional basis, which allows us to pass through resin price increases, although competitive market conditions in our industry from time to time limit our ability to pass the full cost of higher resin pricing through to our customers immediately or completely. The other approximately one half of our sales are made pursuant to customer contracts, most of which dictate the timing in our ability to pass through the increase. A portion of these contracts have been renegotiated to allow resin cost changes to be passed along on a monthly basis, with some allowing cost changes to be passed through quarterly and a small number requiring a longer delay. In combination, the cost to the Company of the gap between the speed in which resin price changes are passed on to us and the time in which we can pass these cost changes on to our customers has an impact on both our results of operations and our working capital needs. This trend is industry wide and its impact has been significant in 2006. Although we believe that the renegotiation of some customer contracts should reduce the impact of resin price changes in the future, there can be no assurance that we will be successful in passing through such costs to our customers.

As one of the largest consumers of packaging resin in the United States, we are working with our suppliers to minimize the effects and the timing of the pass through of increased resin costs and to maximize the likelihood that resin supplies continue to be available to us in sufficient quantities and on timetables necessary to meet the needs of our customers. We have an aggressive program using materials engineering and substitution to maximize our operational flexibility, enabling increased purchases of non-U.S. sourced and non-prime resins. We are becoming one of the largest buyers of off-spec resins and secondary markets resins and we have installed extra silos, blending equipment and film quality inspection equipment to precisely control the blended use of lower cost resins. We also regularly evaluate commodity hedging, collar agreements, and other protective strategies and will implement them if and when appropriate and cost effective.

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

Although no single customer accounted for more than 10% of our net sales for the year ended December 31, 2006, we are dependent upon a limited number of large customers with substantial purchasing power for a significant percentage of our sales. Our top ten customers accounted for approximately 28.7% of our net sales in 2006. Several of our largest customers satisfy some of their film requirements by manufacturing film themselves. The loss of one or more major customers, or a material reduction in sales to these customers as a result of competition from other film manufacturers, insourcing of film requirements or other factors, would have a material adverse effect on our results of operations and on our ability to service our indebtedness. See Item 7, “Management’s discussion and analysis of financial condition and results of operations” and Item 1, “Business—Products, markets and customers.”

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

As of March 1, 2007, we had approximately 3,073 employees, of which approximately 872 employees were subject to a total of 8 collective bargaining agreements that expire on various dates between 2007 and 2010. The agreement covering our Chippewa Falls union facility was recently renewed and expires March 2, 2008. We also entered into a new agreement with our Toronto union group which expires on February 19, 2010. Our Calhoun, Kent, and Australia union facilities have agreements with expiration dates in 2007. Also, it was announced in early 2007 that the Langley union facility will be closing during 2007.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                PROPERTIES

We lease our principal executive offices located at 1475 Woodfield Road, Suite 700, Schaumburg, IL 60173. We own most of the improved real property and other assets used in our operations. We also lease all or part of six of the sites at which we have manufacturing operations and warehouse and office space at various locations. We consider the condition of our plants, warehouses and other properties and the other assets owned or leased by us to be generally good.

Since 2001, we have undertaken an effort to maximize the efficiency of our facilities by closing and disposing of a number of facilities. Production from these facilities was moved in large part to plants that were not operating at capacity. In 2006, we sold the land and unused building in Merced, California. In 2005, we sold the intellectual property, working capital and equipment assets used in our Alliant operations in Shelbyville, Indiana. During 2004, we closed our Harrisville, Rhode Island manufacturing facility and transferred production to more efficient plants and we also acquired ownership of that portion of our Macedon, New York facility that we previously leased from ExxonMobil Oil Corporation. Further, in 2007, we also plan to consolidate our plants located in Langley, BC and Barrie, ON into other facilities as part of a Canadian restructuring plan. See Note 22 to the consolidated financial statements included elsewhere in this report.

We have an annual film production capacity of approximately one billion pounds. Our principal manufacturing plants are listed below. Unless otherwise indicated, we own each of these properties.

PRODUCTS
Barrie, Canada *+	PVC and polyethylene films
Bloomington, Indiana *	Barrier and converter films
Calhoun, Georgia	PVC films
Chippewa Falls, Wisconsin	Converter, industrial and personal care films
Dalton, Georgia	Converter, barrier, and medical films
Danville, Kentucky *	Converter, barrier, and custom films
Danville, Kentucky	Stretch and custom films
Deerfield, Massachusetts	Converter and industrial films
Harrington, Delaware	Personal care, medical, and custom films
Kent, Washington	Printed bags and rollstock
Langley, British Columbia *+	Printed bags and rollstock
Lewisburg, Tennessee	Stretch films
Macedon, New York	Printed bags and rollstock
McAlester, Oklahoma	Personal care and medical films
Mexico City, Mexico *	Personal care films, printed bags and rollstock
Newport News, Virginia	Research facility and pilot plant
Odon, Indiana	Barrier films
Orillia, Canada (two plants) *	Converter films
Phillipsburg, Germany	PVC Films
Preston, Australia *	PVC films
Toronto, Canada	PVC and stretch films
Washington, Georgia	Personal care, medical, and agricultural films

*                    Indicates a leased building. In the case of Orillia, Canada, one of the two plants is leased. In Danville, Kentucky, one of three plants is leased.

+                The Company intends to close this plant in 2007.

ITEM 3.                LEGAL PROCEEDINGS

On January 3, 2006, Pliant and ten subsidiaries filed for bankruptcy under the Bankruptcy Code in the Bankruptcy Court. The cases are being jointly administered under the caption “In re: Pliant Corporation, et al., Case No. 06-10001”. Three of its subsidiaries with Canadian operations commenced ancillary proceedings in a Canadian court to recognize the Chapter 11 bankruptcy proceedings as “foreign proceedings” pursuant to Canada’s Companies’ Creditors Arrangement Act (“CCAA”). The Company’s operations in Mexico, Germany, and Australia were not included in the Chapter 11 filing and are not subject to the reorganization proceedings.

On June 19, 2006, the Company filed the Plan with the Bankruptcy Court, which was approved by the Bankruptcy Court on June 23, 2006. On July 18, 2006 the Company consummated its reorganization through a series of transactions contemplated in the Plan and it filed with the Bankruptcy Court a notice announcing the effectiveness of the Plan.

As a consequence of the Company’s commencement of these bankruptcy proceedings, substantially all pending claims and litigation against it in the United States and Canada were automatically stayed pursuant to the Bankruptcy Code and CCAA. These stays were lifted upon the Company’s emergence from bankruptcy.

The Company has worked diligently in an effort to analyze each of the claims filed in its Chapter 11 cases, and has already made significant progress in reconciling such claims with its books and records. Moreover, the Company has been steadily making distributions to the holders of many such claims, as well as to creditors appearing in its schedules, and has filed objections to certain claims as necessary. To date, the Company has filed five omnibus objections to claims, resulting in a reduction to the claims register of more than 80 claims totaling more than $86.5 million, which were primarily claims made by equity holders who received distributions of new securities according to the Company’s Plan. In addition, the Company has paid more than $47 million to satisfy contract cure amounts, vendor trade agreements, and other unsecured claims. The Company estimates that there are approximately $2.5 million in non-litigation claims remaining for processing. See Item 7, “Management’s Discussion and Analysis—Overview” for additional information.

The Company filed a patent infringement complaint against MSC Marketing & Technology, Inc., d/b/a Sigma Stretch Film and Atlantis Plastics, Inc. on May 19, 2004, Case No. 04-C-3509 (N.D. Ill.). The Company sells a patented plastic film that is used to wrap pallet loads. The patent infringement lawsuit was filed to protect the Company’s exclusive right to this film’s patented features, which provide the Company’s product with advantages in this industry. The Company has agreed to a settlement of the lawsuit with MSC Marketing & Technology, Inc., in which MSC Marketing & Technology, Inc. will pay a fee to license the patent from the Company. The Company has filed an appeal to the Federal Circuit regarding a claim construction issue relating to Atlantis Plastics, Inc., which is pending.

In June 2005, the Company received an information request from the U.S. Environmental Protection Agency Region 4 (the “EPA”) relating to the Constitution Road Drum Site (the “Site”). The EPA stated that the Company may have arranged for disposal of non-hazardous waste at the former Southeastern Research and Recovery (“SRR”) facility in Atlanta, Georgia. SRR operated the Site as a RCRA transfer facility and apparently abandoned its operations. A group of potentially responsible parties are conducting a removal action pursuant to an administrative order on consent (the “Consent Order”) with EPA that also resolves EPA’s claims for past costs and future oversight costs in connection with the Site. The Company is participating in the Consent Order. The Company estimates its share of the costs of the removal action and EPA’s costs will be approximately $28,000.

On June 30, 2005, George Miller filed a complaint against the Company, Case No. 05-0580 (Ontario, Canada Superior Court of Justice). In this lawsuit, Miller sought general damages of $200,000 and aggravated and punitive damages of $2 million plus costs for constructive discharge. This case settled in December 2006 for $114,872.75.

On August 11, 2005, Montague Claybrook, Chapter 7 Trustee for BakeLine Industries, Inc. filed a bankruptcy preference complaint against the Company, Adversary Proceeding 05-52265 - PBL (Bankruptcy Court, District of Delaware). The complaint alleges preferential transfers of $274,500 to the Company. The Company has responded to the complaint, raising new value and ordinary course defenses. Discovery in this case has been concluded and the plaintiff has not resumed the proceeding after confirmation of the Plan.

On August 30, 2005, Tredegar Film Products Corp. filed a complaint against the Company, Case No. 05 CH 14715 (Cook County, Illinois Circuit Court, Chancery Division). In this lawsuit, Tredegar seeks compensatory damages in excess of $30,000 and $2 million in punitive damages against the Company for alleged misappropriation and misuse of alleged Tredegar trade secrets related to the hiring by the Company of two former Tredegar employees. On May 2, 2006, Tredegar filed a First Amended Verified Complaint, which added several allegations but did not make any additional claims against the Company. The case is in the discovery stage.

The Company is involved in ongoing litigation matters from time to time in the ordinary course of its business. In the Company’s opinion, none of such litigation is material to its financial condition or results of operations.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information, Holders and Dividends

At March 13, 2007, we had 100,003 shares of New Common Stock outstanding and there were 309 holders of record of our New Common Stock. There is no established trading market for our New Common Stock.

At March 13, 2007, we had 335,592 shares of Series AA Preferred Stock outstanding and there were 17 holders of record of our Series AA Preferred Stock. Although we are taking steps to permit our Series AA Preferred Stock to be quoted for trading on the NASDAQ OTC Bulletin Board, there is currently no established trading market for our Series AA Preferred Stock.

At March 13, 2007, we had 8,000 shares of our Series M Preferred Stock, par value $.01 per share (“Series M Preferred Stock”) outstanding and there were 11 holders of record of our Series M Preferred Stock.

We have not declared or paid any cash dividends on our common stock or our preferred stock during the last two years and do not anticipate paying any cash dividends in the foreseeable future. The indentures governing our outstanding debt contain certain restrictions on the payment of cash dividends with respect to our common stock and preferred stock, and our credit facilities also restrict such payments. In addition, the terms of our outstanding Series AA Preferred Stock restrict the payment of cash dividends with respect to our New Common stock unless it has paid or declared and set aside for payment full cumulative dividends on the shares of Series AA Preferred Stock. Dividends on the Series M Preferred Stock are paid only under certain circumstances including redemption of the shares of Series AA Preferred Stock.

Recent Sales of Unregistered Securities

On July 18, 2006, pursuant to our Plan, we issued 100,003 shares of New Common Stock for holders of our Old Common Stock and to other stakeholders. We also issued approximately 335,600 shares of Series AA Preferred Stock to certain of our stakeholders which we registered on November 17, 2006 on Form 8-A.

On February 20, 2007, we issued 8,000 shares of our Series M Preferred Stock to certain of our employees pursuant to our 2006 Restricted Stock Incentive Plan. The shares were issued for an aggregate purchase price of $160,000. The issuance of the shares was exempt from the registration requirements of the Securities Act under Section 4(2) of the Securities Act and Rule 506 promulgated by the Commission thereunder.

Prior to emerging from bankruptcy, we had a 2004 Restricted Stock Incentive Plan pursuant to which we sold 720 shares of Series B Redeemable Preferred Stock, no par value (“Series B Preferred Stock”) to our Chief Executive Officer and certain other officers in private transactions at $162 per share, which was determined to be the fair market value of those shares based on an independent appraisal received by the Board. The issuance of these shares was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof. These shares are no longer outstanding.

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

	Years ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in millions)
Statement of operations data:(1)
Net sales	$1,159.0	$1,072.8	$968.7	$894.5	$850.9
Cost of sales	1,017.8	939.7	826.8	758.2	693.7
Gross profit	141.2	133.1	141.9	136.3	157.2
Total operating expenses(2)	272.0	92.0	90.0	128.1	126.2
Operating income (loss)	(130.8)	41.1	51.9	8.2	31.0
Interest expense(3)(4)	(79.9)	(155.1)	(145.7)	(96.4)	(75.3)
Other income (expense), net	2.1	4.1	(0.7)	0.5	2.3
Gain on extinguishment of debt	393.7	—	—	—	—
Income (loss) from continuing operations before income taxes	185.1	(109.9)	(94.6)	(87.8)	(42.0)
Income tax expense (benefit)	—	2.0	1.6	5.2	(1.5)
Income (loss) from continuing operations	185.1	(111.9)	(96.2)	(93.0)	(40.5)
Loss from discontinued operations	—	(1.1)	(17.7)	(21.3)	(2.9)
Net income (loss)	$185.1	$(113.0)	$(113.9)	$(114.3)	$(43.4)
Other financial data:
EBITDA from continuing operations(5)	$305.6	$85.8	$92.2	$55.5	$79.0
Net cash provided by (used in) operating activities	59.6	(57.1)	(1.4)	(14.2)	52.4
Net cash used in investing activities	(37.8)	(28.3)	(17.6)	(17.0)	(55.2)
Net cash provided by (used in) financing activities	(27.9)	92.7	25.5	46.0	12.4
Depreciation and amortization	40.6	40.5	41.1	46.9	45.7
Impairment of goodwill(2)	110.0	—	—	18.3	8.6
Impairment of fixed assets(2)	0.3	—	0.4	4.8	—
Restructuring and other costs(2)	(0.6)	2.4	2.1	12.6	30.1
Reorganization costs	82.4	3.8	—	—	—
Capital expenditures	40.5	33.5	24.1	17.0	49.2

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in millions)
Balance sheet data (at period end):
Cash and cash equivalents	$4.2	$12.8	$5.6	$3.3	$1.6
Working capital(6)	122.7	(833.4)	78.5	70.7	45.8
Total assets	677.8	820.9	777.1	786.8	853.2
Total debt	737.6	981.7	842.3	783.7	736.4
Total liabilities(7)	941.5	1,455.8	1,291.3	992.4	960.1
Redeemable preferred stock(8)	198.9	0.1	0.1	188.2	150.8
Redeemable common stock	0.0	6.6	6.6	13.0	13.0
Stockholders’ equity (deficit)	(263.8)	(641.7)	(521.0)	(407.1)	(270.9)

(1)          On September 30, 2004, we sold substantially all of the assets of Pliant Solutions Corporation (“Pliant Solutions”) which was previously reported as one of our operating segments. In accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets, Pliant Solutions is being accounted for as a discontinued operation and, accordingly, its assets are segregated from continuing operations, and its operating results are segmented and reported as discontinued operations in all periods presented. Net sales of Pliant Solutions for the nine months ended September 30, 2004 were $22.5 million; net sales of Pliant Solutions for the twelve months ended December 31, 2003 were $34.9 million; and net sales of Pliant Solutions for the eight months ended December 31, 2002 were $28.3 million. No tax benefits were recorded on the losses from discontinued operations or the loss on sale of discontinued operations as realization of these tax benefits is not certain.

(2)          Total operating expenses for the year ended December 31, 2006 include goodwill impairment of $110.0 million in our Specialty Films and Printed Products segments and reorganization expenses of $82.4 million. The reorganization costs include the write-off of $15.8 million of unamortized capitalized financing fees associated with the issuance of our 2000/2002 Notes (defined below) and our Amended and Restated Credit Agreement (defined below), $5.8 million in unamortized original issuance discount, net of premiums associated with the issuance of our 2000/2002 Notes and $24.6 million associated with the issuance of our Series A Preferred Stock (defined below), $28.9 in legal and financial advisory fees incurred in connection with the Company’s bankruptcy proceedings and $4.0 million in fees paid to bondholders in consideration for their non-objection to the Company’s Plan and resolution of disputes pertaining thereto, $1.5 million write-off of capitalized financing fees on the DIP Credit Facility (defined below) and $1.8 million in Emergence Bonus Plan (defined below) payments.

Total operating expenses for the year ended December 31, 2005 include $3.8 million of legal and financial fees associated with reorganization and restructuring and other costs of $2.4 million, including $2.1 million in lease termination costs associated with our Shelbyville, Indiana facility and $0.3 million severance costs associated with the sale of our Alliant business.

Total operating expenses for the year ended December 31, 2004, include restructuring and other costs of $2.1 million consisting of fixed asset impairment charges of $1.4 million and restructuring and other costs of $0.7 million related to closure of our Harrisville, Rhode Island facility. For the year ended December 31, 2003, restructuring and other costs of $12.6 million were included which consisted of $2.0 million for fixed asset impairment charges related to the closure of our facility in Shelbyville, IN, $0.7 million related to the closure of our facility in Brazil consisting primarily of fixed asset impairment charges, $2.6 million related to the closure and transfer of the production from our facility in Fort Edward, NY to our facilities in Mexico and Danville, KY, $1.4 million related to the consolidation of two plants in Mexico, $2.6 million related to the closure and transfer of production from our Merced, CA facility, and other costs related to the closure of our Shelbyville, IN facility, our Singapore office and a section of our Toronto facility. In addition, during 2003 we accrued the present value of future lease payments on three buildings we do not currently occupy in an amount equal to $3.3 million and a provision for litigation of $7.2 million.

Total operating expenses for the year ended December 31, 2003 also included $18.3 million for the impairment of goodwill, consisting of $10 million in our Engineered Films segment for Canada, $7.3 million in our Printed Products segment for Mexico and $1.0 million in our Industrial Films segment for Germany and Australia, and $4.8 million for impairment of fixed assets, $2.4 million in our Engineered Films segment and $1.2 million in both our Specialty Films and Industrial Films segments.

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

Total operating expenses for the year ended December 31, 2002 also included $8.6 million for the impairment of goodwill associated with Mexico in our Printed Products segment.

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

(4)          In 2006, 2005 and 2004, we recognized $0.3 million, $40.8 million and $35.3 million, respectively, of dividends and accretion on redeemable preferred stock as interest expense in accordance with SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

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

	2006	2005	2004	2003	2002
	(Dollars in millions)
EBITDA from continuing operations	$305.6	$85.8	$92.2	$55.5	$79.0
Adjustments:
Interest expense	(79.9)	(155.1)	(145.7)	(96.4)	(75.3)
Income tax (expense) benefit	—	(2.0)	(1.6)	(5.2)	1.5
Impairment of fixed assets	0.3	—	0.4	4.8	—
Preferred dividends and accretion on preferred shares	0.3	40.8	35.3	—	—
Amortization of deferred financing costs and accretion of debt discount	22.6	15.2	35.1	9.9	3.7
Payment-in-kind interest on debt	32.7	19.7	—	—	—
Write-off of original issue discount and premium	30.5	—	—	—	—
Deferred income taxes	(2.3)	0.9	(0.2)	1.5	(5.4)
Provision for loss on accounts receivable	0.4	2.6	1.6	1.7	2.6
Gain on extinguishment of debt	(393.7)	—	—	—	—
Non-cash plant closing costs	—	—	1.4	3.3	9.7
Write-down of impaired goodwill and intangible assets	110.0	—	—	18.3	8.6
Curtailment gain	—	—	1.6	—	—
(Gain) loss on disposal of assets	(1.9)	(4.5)	0.5	1.4	0.4
Minority interest	—	—	(0.3)	0.1	(0.1)
Change in operating assets and liabilities, net of effects of acquisitions	35.0	(60.5)	(21.7)	(9.1)	27.7
Net cash provided by (used in) operating activities	$59.6	$(57.1)	$(1.4)	$(14.2)	$52.4

(6)          The working capital amount for 2005 includes $971.9 million of debt in default consisting of $130.9 million of revolving credit facility, $250 million in 11 1/8% Senior Secured Notes, $269.8 million in 11 5/8% Senior Secured Notes, $7.0 million in 11 1/8 Senior Secured Discount Notes and $314.1 million in Senior Subordinated debt.

(7)          The Company adopted Statement of Financial Accounting Standard No. 150 (“SFAS 150”), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, effective January 1, 2004. As a result, our Series A Preferred Stock, which had an unconditional mandatory redemption feature and certain Old Common Stock put for redemption, were recorded as liabilities on the date of adoption. In addition, effective January 1, 2004, the dividends and accretion on the Preferred Stock are included as a part of interest expense in the statement of operations. During 2006, both the Series A Preferred Stock and Old Common Stock were exchanged for new equity securities.

(8)          The amount presented includes proceeds of $141.0 million from the issuance of our Series A Preferred Stock in 2000, 2001 and 2003, plus the accrued and unpaid dividends, less the unamortized discount due to detachable warrants to purchase common stock issued in connection with our preferred stock and unamortized issuance costs which were $76.3 million and $29.1 million, respectively as of December 31, 2003. The amounts as of December 31, 2005 and 2004 includes $0.1 million of proceeds from the sale of non-voting Series B Preferred Stock to selected officers of the Company which were extinguished in 2006. The amount as of December 31, 2006 includes $178.8 million from the issuance of our Series AA Preferred Stock plus accrued and unpaid dividends of $20.1 million.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with the consolidated financial statements and notes included elsewhere in this report. This section contains certain “forward-looking statements” within the meaning of federal securities laws that involve risks and uncertainties, including statements regarding our plans, objectives, goals, strategies and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under “Disclosure regarding forward-looking statements” and Item 1A, “Risk factors” and elsewhere in this report.

All references in this section to the consolidated financial statements or condensed consolidated financial statements and related notes included elsewhere in this report refer to those of Pliant and its subsidiaries.

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

Overview

Reorganization

On January 3, 2006, Pliant and ten subsidiaries filed voluntary petitions in the Bankruptcy Court seeking relief under the Bankruptcy Code. Three of our subsidiaries with Canadian operations commenced ancillary proceedings in a Canadian court to recognize the Chapter 11 bankruptcy proceedings as “foreign proceedings” pursuant to CCAA. Our operations in Mexico, Germany, and Australia were not included in the Chapter 11 filing.

On June 19, 2006, we filed with the Bankruptcy Court our Plan which was approved by the Bankruptcy Court on June 23, 2006. On July 18, 2006, we consummated our reorganization through a series of transactions contemplated in the Plan and we filed with the Bankruptcy Court a notice announcing the effectiveness of the Plan.

Pursuant to the Plan, on July 18, 2006, we effected the following transactions:

•       changed our state of incorporation from Utah to Delaware;

•       extinguished our Series B Preferred Stock;

•       issued (i) an aggregate principal amount of $34,967,000 of 13% Senior Subordinated Notes due 2010 (the “New Subordinated Notes”),  (ii) 335,592 shares of Series AA Preferred Stock, and (iii) 100,003 shares of New Common Stock in exchange for (A) all of our 13% Senior Subordinated Notes due 2010 (the “2000/2002 Notes”), (B) all of our Series A Cumulative Exchangeable Redeemable Preferred Stock, no par value (the “Series A Preferred Stock”), (C) our Old Common Stock and (D) warrants to purchase our Old Common Stock;

•       made cash payments to the applicable trustee of (A) $3,200,000 for further distribution to the holders of the 2000/2002 Notes and (B) $18,529,375.55 ($4 million of which was a consent fee and the balance of which was the missed March 1, 2006 interest payment and the interest owed on that interest payment) for further distribution to the holders of our 11 1/8 % Senior Secured Notes due 2009 (the “2003 Notes”) and reinstated the 2003 Notes;

•       reinstated our 11.35% (formerly 11 1/8%) Senior Secured Discount Notes due 2009 (the “2004 Notes”) and our 11.85% (formerly 11 5/8%) Senior Secured Notes due 2009 (the “Amended 2004 Notes”) and increased the interest rate on the 2004 Notes and the Amended 2004 Notes by .225%;

•       entered into (i) a Working Capital Credit Agreement, among the Company, certain of its subsidiaries, the lenders party thereto, Merrill Lynch Bank USA, as administrative agent, and Merrill Lynch Commercial Finance Corp., as sole lead arranger and book manager (the “Working Capital Credit Agreement”), and (ii) a Fixed Asset Credit Agreement, among Pliant Corporation Pty Ltd., Pliant Corporation of Canada Ltd., Pliant Film Products GmbH and Aspen Industrial, S.A. de C.V., as borrowers, the lenders party thereto, Merrill Lynch Bank USA, as administrative agent, and Merrill Lynch Commercial Finance Corp., as sole lead arranger and book manager (the “Fixed Asset Credit Agreement, and together with the Working Capital Credit Agreement, the “Exit Credit Facilities”) to replace the amended revolving credit facility dated November 21, 2005 (the “Amended and Restated Credit Agreement”) and the Senior Secured, Super Priority, Priming Debtor-in-Possession Credit Agreement dated as of January 4, 2006 (the “DIP Credit Facility”); and

•       entered into the Stockholders’ Agreement with respect to the New Common Stock and a Registration Rights Agreement dated July 18, 2006 (the “Registration Rights Agreement”) with respect to the Series AA Preferred Stock.

As a result, the prior credit facilities, the indenture dated May 31, 2000 governing the 2000 Notes (the “2000 Indenture”) and the indenture dated April 10, 2002 governing the 2002 Notes (the “2002 Indenture”) were terminated, except, with respect to the indentures, to the extent necessary to permit the trustee under such indentures to make distributions to the holders of the 2000/2002 Notes under the Plan. In addition, on July 18, 2006, the Company’s Deferred Cash Incentive Plan and 2006 Restricted Stock Incentive Plan, became effective.

As a consequence of our commencement of bankruptcy proceedings, substantially all pending claims and litigation against us in the United States were automatically stayed pursuant the Bankruptcy Code. In addition, as a consequence of the commencement of the proceedings in Canada, substantially all pending claims and litigation against our subsidiaries operating in Canada also were stayed by order of the Canadian court. Upon our emergence from bankruptcy, these stays were lifted.

We have worked diligently in an effort to analyze each of the claims filed in our Chapter 11 cases, and have already made significant progress in reconciling such claims with our books and records. Moreover, we have been steadily making distributions to the holders of many such claims, as well as to creditors appearing in our schedules, and have filed objections to certain claims as necessary. To date, we have filed five omnibus objections to claims, resulting in a reduction to the claims register of more than 80 claims totaling more than $86.5 million, which were primarily claims made by equity holders who received distributions of new securities according to the Company’s Plan. In addition, we have paid more than $47 million to satisfy contract cure amounts, vendor trade agreements, and other unsecured claims. We estimate that there are approximately $2.5 million in non-litigation claims remaining for processing.

We used the bankruptcy proceedings to complete our financial restructuring, resulting in a less leveraged capital structure that is expected to facilitate greater capital investment in our business. See Item 1A, “Risk Factors” for a discussion of the risks and uncertainties facing our business as a result of our emergence from bankruptcy.

Operating Performance

For 2006, the our net sales were $1,159.0 million, up $86.2 million or 8.0% over 2005. Overall, our average selling price per pound increased by 7.8% primarily due to pass-through of resin cost increases along with favorable product mix changes. Volumes increased by approximately 2% year-over-year with slightly over 1.5% of this 2% increase in pounds sold offset by the impact at a mix shift toward down-gauged products.

Segment profit, defined as net income adjusted for interest expense, income taxes, depreciation, amortization, restructuring and other non-cash charges (principally the impairment of goodwill, intangible assets and fixed assets), was $104.0 million in 2006, up $12.0 million or 13.0% from 2005. Sales volume and mix contributed $8.1 million of additional profit while operational excellence programs, including significant reductions in waste, improved by $2.0 million. Selling, general and administrative costs were lower than the prior year by $5.7 million. Offsetting these improvements was a $2.1 million in additional freight and utilities costs and $1.7 million of increased packaging costs.

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

Bankruptcy proceedings.   The accompanying financial statements have been prepared on a going concern basis, which contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. We and ten of our subsidiaries filed for protection under the Bankruptcy Code in January 2006. On June 19, 2006, we filed with the Plan which was approved by the Bankruptcy Court on June 23, 2006. On July 18, 2006, we consummated our reorganization through a series of transactions contemplated in the Plan and emerged from bankruptcy.

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

Accounts receivable.   We evaluate accounts receivable on a quarterly basis and review any significant customers with delinquent balances to evaluate future collectibility. We base our evaluations on legal issues (such as bankruptcy status), past history, current financial and credit agency reports, and the experience of the credit representatives. We reserve accounts that we deem to be uncollectible in the quarter in which we make the determination. We maintain additional reserves based on our historical bad debt experience. We believe, based on past history and proven credit policies, that the net accounts receivable as of December 31, 2006 are of good quality.

Goodwill and other identifiable intangible assets.   Goodwill associated with the excess purchase price over the fair value of assets acquired is currently not amortized. This is in accordance with Statement of Financial Accounting Standards No. 142 effective for fiscal years beginning after December 15, 2001. Goodwill is currently tested annually for impairment or more frequently if circumstances indicate that they may be impaired. Other identifiable intangible assets, such as customer lists, and other intangible assets are currently amortized on the straight-line method over their estimated useful lives. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may be less than the undiscounted future cash flows.

Retirement plans.   The Company sponsors a salary deferral plan covering substantially all of its non-union domestic employees. Plan participants may elect to make voluntary contributions to this plan up to 15% of their compensation. The Company matches employee contributions up to 3% of the participants’ compensation. The Company expensed approximately $2.4 million, $2.2 million and $1.7 million as its contribution to this plan for the years ended December 31, 2006, 2005 and 2004, respectively.

We sponsor three noncontributory defined benefit pension plans covering domestic employees with 1,000 or more hours of service. We funds our plans in amounts to fulfill the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Contributions are intended to not only provide for benefits attributed to service to date but also for those expected to be earned in the future. In the second quarter of 2004, we redesigned our retirement programs which led to the curtailment and “freeze” of the pension plan for U.S. salaried employees effective June 30, 2004. We also sponsor a defined benefit plan in Germany. The consolidated accrued net pension expense for the years ended December 31, 2006, 2005 and 2004 was $0.7 million, $0.4 Million and $2.0 million, respectively.

Employees in other foreign countries are covered by various post employment arrangements consistent with local practices and regulations. Such obligations are not significant and are included in the consolidated financial statements in other liabilities.

As part of the acquisition of Blessings Corporation in 1998, we assumed two supplemental retirement plans covering certain former employees of Blessings Corporation. The liability was frozen at the time of the acquisition and is included in other liabilities.

One element used in determining annual pension income and expense in according with accounting rules is the expected rate of return on plan assets. The rate of investment return assumption was developed through analysis of historical market returns, current market conditions, and the fund’s past experience. Estimates of future market returns by asset category are lower than actual long-term historical returns in order to generate a conservative forecast. Overall, it was projected that funds could achieve a 9.00% return over time. This is consistent with the rates assumed in 2005 and 2004.

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

At the end of the year, we determine the discount rate to be used to calculate the present value of pension plan liabilities. This discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled. In estimating this rate, we look to changes in the rates of return on high quality, fixed investments that receive one of the highest ratings given by recognized rating agencies. As of December 31st, these discount rates were 4.5% for 2006 and 2005 and 5.25% for 2004.

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

Recent Accounting Pronouncements

New accounting pronouncements   In December 2004, the FASB issued SFAS 123(R) (revised December 2004) “SFAS 123(R)”), “Share-Based Payment”, which is a revision of SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” This statement requires that the fair value at the grant date resulting from all share-based payment transactions be recognized in the financial statements. Further, SFAS 123(R) requires entities to apply a fair-value based measurement method in accounting for these transactions. This value is recorded over the vesting period. The Company adopted SFAS 123(R) effective January 1, 2006. No grants were awarded or exercised in 2006 and all outstanding grants were forfeited in connection with our emergence from bankruptcy. Had the Company adopted SFAS 123(R) in prior periods, the impact of the standard would have been approximately the impact described in the disclosure of pro forma loss presented in the notes to the consolidated financial statements included elsewhere in this report.

In July 2006, the FASB issued Statement of Financial Accounting Standards Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.”  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.”  FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company intends to adopt FIN 48 effective January 1, 2007 as required. The cumulative effect of adopting FIN 48 will be reported as an adjustment to opening balance of retained earnings. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  SFAS 158 requires an employer to recognize a plan’s funded status in its statement of financial position, measure a plan’s assets and obligations as of the end of the employer’s fiscal year and recognize the changes in a defined benefit plan’s funded status in comprehensive income in the year in which the changes occur. SFAS 158’s requirement to recognize the funded status of a benefit plan and new disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company adopted the balance sheet recognition provisions of SFAS No. 158 at December 31, 2006.

Results of Operations

The following table sets forth the amount of certain statement of operations items and such amounts as a percentage of net sales, for the periods indicated.

(Dollars in millions)	2006		2005		2004
Net sales	$1,159.0	100.0%	$1,072.8	100.0%	$968.7	100.0%
Cost of sales	1,017.8	87.8%	939.7	87.6%	826.8	85.3%
Gross profit	141.2	12.2%	133.1	12.4%	141.9	14.7%
Selling, general and administrative and research and development costs	80.0	6.9%	85.8	8.0%	87.5	9.0%
Restructuring and other costs	(0.6)	—%	2.4	0.2%	2.1	0.2%
Reorganization costs	82.3	7.1%	3.8	0.4%	—	—%
Impairment of goodwill	110.0	9.5%	—	—%	—	—%
Impairment of fixed assets	0.3	—%	—	—%	0.4	0.1%
Total operating expenses	272.0	23.5%	92.0	8.6%	90.0	9.3%
Operating (loss) income	$(130.8)	(11.3)%	$41.1	3.8%	$51.9	5.4%

Year Ended December 31, 2006 Compared with the Year Ended December 31, 2005

Net sales.   Net sales increased by $86.2 million, or 8.0%, to $1,159.0 million for the year ended December 31, 2006 from $1,072.8 million for the year ended December 31, 2005. The increase was primarily due to a 7.8% increase in average selling price and a 0.3% increase in sales volumes. See “Operating segment review” below for a detailed discussion of sales volumes and selling prices by segment and division.

Gross profit.   Gross profit increased by $8.1 million, or 6.1%, to $141.2 million for the year ended December 31, 2006, from $133.1 million for the year ended December 31, 2005. This increase was primarily due to $11.9 million from the successful pass through of resin price increases, volume increases and improved mix toward value added products, offset by $2.1 million of incremental freight and utilities costs and $1.7 million of incremental packaging costs.

Selling, general and administrative and research and development costs.   Selling, general and administrative and research and development costs decreased by $5.8 million, or 6.8%, to $80.0 million for the year ended December 31, 2006 from $85.8 million for the year ended December 31, 2005. This decrease between years was primarily due to $1.3 million lower depreciation costs, $1.2 million less hiring and relocation costs, $0.8 million less commissions and $1.7 million less legal and other costs.

Restructuring and other costs.   Restructuring and other costs for the year ended December 31, 2006 were a net credit of $0.6 million, compared to a net charge of $2.4 million for the year ended December 31, 2005. During 2006, $0.7 million of the $1.0 million environmental reserves previously recorded in connection with our Merced, California facilities shut down were reversed back to income because the buyer of this real estate agreed to a $0.3 million purchase price adjustment to indemnify the Company from future claims. Restructuring and other costs in 2005 included $2.1 million in lease termination costs associated with equipment in our Shelbyville, Indiana facility and $0.3 million in severance costs associated with our Alliant business which was sold in 2005.

Reorganization costs.   Reorganization costs for the year ended December 31, 2006 were $82.3 million, as compared to $3.8 million in 2005. Reorganization costs in 2006 include the write-off of $15.8 million of unamortized capitalized financing fees associated with the issuance of our 2000/2002 Notes and our Amended and Restated Credit Agreement, $5.8 million in unamortized original issuance discount, net of premiums associated with the issuance of our 2000/2002 Notes and $24.6 million associated with the issuance of our Series A Preferred Stock, $28.9 in legal and financial advisory fees incurred in connection with our bankruptcy proceedings and $4.0 million in fees paid to bondholders in consideration for their non-objection to the Plan and resolution of disputes pertaining thereto, $1.5 million write-off of capitalized financing fees on the DIP Credit Facility and $1.8 million in Emergence Bonus Plan payments.

Operating income (loss).   For the year ended December 31, 2006, the Company recorded an operating loss of $130.8 million, primarily as a result of the writedown of $110.0 million of carrying value of goodwill in our Specialty Films and Printed Products segments and reorganization and other costs of $82.4 million discussed above,  compared to operating income of $41.1 million for the year ended December 31, 2005.

Interest expense.   Interest expense on current and long-term debt decreased by $34.6 million, or 30.3%, to $79.7 million for year ended December 31, 2006 from $114.3 million for the year ended December 31, 2005. This decrease was principally due to the discontinuance, effective January 3, 2006, of $41.6 million of interest accrued in accordance with our 2000/2002 Notes which were impaired in connection with our financial reorganization and to the recognition, in 2005, of charges of $2.6 million for underwriting, legal and accounting fees associated with our consent solicitation from the holders of our 2004 Notes. Offsetting these declines between years, were approximately $4.2 million of incremental interest incurred in connection with our 2004 Notes and Amended 2004 Notes and $6.0 million associated with our revolving credit facilities. Interest expense associated with dividends and accretion of original issue discounts on the Company’s Series A Preferred Stock pursuant to SFAS 150, was also discontinued effective January 3, 2006, as these financial instruments were also deemed impaired in connection with the Company’s financial reorganization. Interest expense associated with the Series A Preferred Stock for the year ended December 31, 2005 was $40.8 million.

Gain on extinguishment of debt.   On July 18, 2006, in connection with the Plan, we completed a debt for equity exchange whereby 100% of our outstanding $320 million of 2000/2002 Notes and $24.3 million in accrued interest were exchanged for 265,123 shares or 79% of our new Series AA Preferred Stock, approximately 30,000 shares or 30% of our New Common Stock, $3.2 million in cash consideration and approximately $35 million in New Subordinated Notes. Pursuant to SFAS 15,  Accounting by Debtors and Creditors for Troubled Debt Restructuring,  these $35 million of New Subordinated Notes were recorded at aggregate principal plus interest to maturity of $20.1 million or a total of $55.1 million. In addition, 100% of the $ 298.0 million of shares subject to mandatory redemption, were exchanged for new Series AA Preferred Stock and New Common Stock. The fair market value of equity received in connection with these exchanges was approximately $182.3 million. Taking into account $3.2 million of cash consideration bondholders received, $3.5 million paid to settle the claims of Richard Durham, a former executive officer, and establishment of collectability reserves of $4.9 million in connection with outstanding stockholders’ notes receivable, a gain on extinguishment of debt of $393.7 million was recognized on a combined exchange of $642.3 million of debt and accrued interest.

Other income (expense).   Other income was $2.1 million for the year ended December 31, 2006, as compared to other income of $4.1 million for the year ended December 31, 2005. The other income for the year ended December 31, 2006 included a gain of $1.9 million on the sale of remaining real estate in our Merced, California facility and $0.3 million of other less significant items. The other income for year ended December 31, 2005 included a $4.1 million gain on sale of Alliant.

Income tax expense.   Income tax expense for the year ended December 31, 2006 was $0.0 million on pretax income from continuing operations of $185.1 million as compared to $2.0 million on pretax losses from continuing operations of $109.9 million for the same period in 2005. Income tax benefits related to net operating losses in the United States were offset by a valuation allowance as the realization of these tax benefits is not certain. Therefore, the income tax expense in the statements of operations primarily reflects foreign income taxes.

Income/loss from continuing operations.   Income from continuing operations for the year ended December 31, 2006 of $185.1 million includes a gain on extinguishment of debt of $393.7 million, offset by reorganization costs of $82.4 million. Excluding the impact of the gain on extinguishment of debt and write-off of impaired goodwill of $110.0 million in 2006 and reorganization costs in both 2005 and 2006, loss from continuing operations decreased by $91.9 million to $16.2 million for the year ended December 31, 2006, from $108.1 million for the year ended December 31, 2005, due to reductions in interest expense and other factors discussed above.

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

Selling, general and administrative and research and development costs.   Selling, general and administrative and research and development costs decreased by $1.7 million, or 1.9%, to $85.8 million for the year ended December 31, 2004 from $87.5 million for the year ended December 31, 2005. This decrease between years includes $4.0 million less selling, general and administrative expenses resulting primarily from $1.2 million less depreciation, $2.3 million less payroll and payroll related expenses and $0.5 million less professional fees, offset by $2.3 million higher research and development costs.

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

Operating income (loss).   Operating income decreased by $10.8 million to $41.1 million for the year ended December 31, 2005, from $51.9 million for the year ended December 31, 2004, due to the factors discussed immediately above.

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

In 2006, we reorganized our Specialty Products Group and separated it into two operating segments, Specialty Films and Printed Products. In addition, we combined our prior Performance Films segment with our Engineered Films segment. These changes were in response to a re-evaluation of our aggregation criteria. As a result, the segment information for previous years has been reclassified to reflect these changes. We now have four operating segments: Specialty Films, Printed Products, Industrial Films, and Engineered Films.

Summary for years ended December 31, 2006, 2005 and 2004:

	Specialty Films	Printed Products	Industrial Films	Engineered Films	Corporate/ Other	Total
Year ended December 31, 2006
Net sales	$212.9	$230.9	$321.1	$385.7	$8.4	$1,159.0
Segment profit (loss)(1)	28.2	20.8	31.8	51.5	(28.3)	104.0
Year ended December 31, 2005
Net sales	$195.2	$215.0	$307.0	$347.9	$7.7	$1,072.8
Segment profit (loss)(1)	27.6	24.1	26.6	42.9	(29.2)	92.0
Year ended December 31, 2004
Net sales	$183.8	$206.9	$254.1	$317.1	$6.8	$968.7
Segment profit (loss)(1)	33.0	16.0	26.2	49.0	(29.6)	94.6

(1)          See Note 14 to the consolidated financial statements included elsewhere in this report for a reconciliation of segment profit to income before taxes.

Year Ended December 31, 2006 Compared with the Year Ended December 31, 2005

Specialty Films

Net sales.   The net sales of our Specialty Films segment increased $17.7 million, or 9.1%, to $212.9 million for the year ended December 31, 2006 from $195.2 million for the year ended December 31, 2005. This increase was primarily due to an increase in our average selling price of 10.5% offset by a decline in sales volume of 1.3%. We saw continued growth in our personal care and medical products markets offset by a decline in our agricultural products growth due to foreign import competition.

Segment profit.   The Specialty Films segment profit was $28.2 million for the year ended December 31, 2006, as compared to $27.6 million for the year ended December 31, 2005. This $0.6 million increase in segment profit was mainly due to $1.3 million improvement in our product mix, $0.6 million in improved waste rates, and $0.4 million in improved quality performance, offset by the impact of decreased volume of $1.7 million.

Printed Products

Net sales.   The net sales in our Printed Products segment increased $15.9 million, or 7.4%, to $230.9 million for the year ended December 31, 2006 from $215.0 million for the year ended December 31, 2005. This increase was principally due to an increase in our average selling price of 5.9% and to an increase in sales volume of 1.5% due to growth in the printed market sales offset by share loss with a bakery customer.

Segment profit.   The Printed Products segment profit was $20.8 million for the year ended December 31, 2006, as compared to $24.1 million for the year ended December 31, 2005. This $3.3 million decrease in segment profit was mainly due to recognition of a $4.1 million gain on sale of our Alliant assets in 2005. Excluding this non-recurring gain, segment profit increased $0.8 million due to $2.0 million less selling, general and administrative expenses, an $0.8 million improvement in waste, $1.1 million in profit from additional sales volume offset by higher utility costs in the US and Mexico of $0.8 million, an unfavorable product mix of $0.3 million, and higher costs being recognized from inventory reduction.

Industrial Films

Net sales.   The net sales of our Industrial Films segment increased by $14.1 million, or 4.6%, to $321.1 million for the year ended December 31, 2006 from $307.0 million for the year ended December 31,

2005. This increase was due to an increase in our average selling prices of 6.4%, primarily due to the pass through of raw material price increases and increased sales of value added products, offset by a decline in sales volume of 1.7% due to inventory de-stocking in the Industrial sales channel and continued mix shift toward down gauged products.

Segment profit.   The Industrial Films segment profit was $31.8 million for the year ended December 31, 2006, as compared to $26.6 million for the same period in 2005. This $5.2 million increase includes a $1.9 million gain on sale of our Merced, California remaining assets. In addition, segment profit in 2006 was positively impacted by $4.1 million due to increased sales of value added product, a $0.6 million reduction in SG&A costs between years and $1.4 million in waste improvements, offset by $1.6 million due to volume and $1.2 million higher freight and utilities costs.

Engineered Films

Net Sales.   Net sales in Engineered Films increased by $37.8 million, or 10.9%, to $385.7 million for the year ended December 31, 2006 from $347.9 million for 2005. This increase was principally due to an increase in our average selling prices of 8.3% principally due to the pass-through of raw material price increases and improvements in our sales mix and an increase in sales volume of 2.3%. Increased sales activity and focus on major customers resulted in incremental sales volume in our barrier, industrial and medical sales markets, offset by lower volumes in agriculture and personal care sales markets.

Segment profit.   The Engineered Films segment profit was $51.5 million for the year ended December 31, 2006, as compared to $42.9 million for the same period in 2005. Segment profit in the Engineered Films Segment was positively impacted in 2006 by $4.6 million due to increased volumes, $2.9 million resulting from our waste reduction initiatives, and $1.6 million expansion between our average selling price and average raw material costs, offset by higher utility costs.

Corporate/Other

Corporate/Other includes our corporate headquarters in Schaumburg, Illinois and our research and development facility in Newport News, Virginia. Unallocated corporate expenses decreased by $0.9 million to $28.3 million for the year ended December 31, 2006, from $29.2 million for the year ended December 31, 2005. This decrease was principally due to lower personnel recruiting and trade show and other promotional costs. Unallocated research and development costs increased by $0.5 million to $4.9 million for the year ended December 31, 2006.

Year Ended December 31, 2005 Compared with the Year Ended December 31, 2004

Specialty Films

Net sales.   The net sales of our Specialty Films segment increased $11.4 million, or 6.2%, to $195.2 million for the year ended December 31, 2005 from $183.8 million for the year ended December 31, 2004. This increase was primarily due to an increase in our average selling price of 11.5% offset by a decline in sales volume of 4.7%. We saw continued growth at major personal care customers, while others impacted us negatively due to their loss in market share. Agriculture volumes decreased as volume growth from breakthrough products we not fully realized.

Segment profit.   The Specialty Films segment profit was $27.6 million for the year ended December 31, 2005, as compared to $33.0 million for the year ended December 31, 2004. This $5.4 million decrease in segment profit was mainly due to the loss in volume impact of $3.5 million, an unfavorable mix change of $1.9 million and higher freight and packaging costs of $1.3 million offset by lower waste expense of $1.0 million and $0.3 million of other cost improvements.

Printed Products

Net sales.   The net sales in our Printed Products segment increased $8.1 million, or 3.9%, to $215.0 million for the year ended December 31, 2005 from $206.9 million for the year ended December 31, 2004. This increase was principally due to an increase in our average selling price of 12.7%, offset by a decline in sales volume of 7.8%, in part due to a financial and operational restructuring at one of our printed products bakery customers, and the loss of sales from the Alliant business sold in early 2005.

Segment profit.   The Printed Products segment profit was $24.1 million for the year ended December 31, 2005, as compared to $16.0 million for the year ended December 31, 2004. This $8.1 million increase in segment profit was mainly due to the sales of the Alliant business of $4.1 million, $3.2 million less selling, general and administrative costs, improved sales mix of $10.2 million, waste improvement of $1.7 million, other cost improvement of $0.3 million, offset by a loss in volume of $11.4 million.

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

Engineered Films

Net Sales.   Net sales in Engineered Films increased by $30.8 million, or 9.7%, to $347.9 million for the year ended December 31, 2005 from $317.1 million for 2004. This increase was principally due to an increase in our average selling prices of 11.8% principally due to the pass-through of raw material price increases and improvements in our sales mix, offset by a decline in sales volume of 1.8%. Increased sales activity and focus on major customers resulted in incremental sales volume in our personal care and medical sales markets, offset by a decline in sales volume in our converter, custom and industrial sales markets.

Segment profit.   The Engineered Films segment profit was $42.9 million for the year ended December 31, 2005, as compared to $49.0 million for the same period in 2004. While segment profit in the Engineered Films Segment was positively impacted in 2005 by $3.0 million resulting from our waste reduction initiatives, it was negatively impacted by $2.7 million due to lower volume, $6.6 million due to compression between our average selling price and average raw material costs, and $1.2 million due to higher freight and utilities costs.

Corporate/Other

Corporate/Other includes our corporate headquarters in Schaumburg, Illinois and our research and development facility in Newport News, Virginia. Unallocated corporate expenses decreased by $0.4 million to $29.2 million for the year ended December 31, 2005, from $29.6 million for the year ended December 31, 2004. This decrease was principally due to the elimination of administrative costs associated with our former international segment and Singapore operations. Unallocated research and development costs increased by $0.2 million to $4.4 million for the year ended December 31, 2005.

Liquidity and Capital Resources

Sources of capital

Our principal sources of funds have been cash generated by our operations and borrowings under our various revolving credit facilities. In addition, we have raised funds through the issuance of our 2000/2002 Notes, 2003 Notes, 2004 Notes, and the sale of shares of our preferred stock.

As of December 31, 2006, our outstanding long-term debt of $737.6 million consisted of  $113.6 million borrowing under our Exit Credit Facilities, $250.0 million of our 2003 Notes, $7.8 million of our 2004 Notes, $302.4 million of our Amended 2004 Notes, $55.1 million of our New Subordinated Notes and $8.7 million in capital leases.

Current Exit Credit Facilities

On July 18, 2006, we entered into the Exit Credit Facilities. The Exit Credit Facilities provide up to $200 million of total commitments, subject to the borrowing base described below and a required minimum availability amount of at least $10 million. The Working Capital Credit Agreement includes a $20 million letter of credit sub-facility, with letters of credit reducing availability thereunder, and each of the Exit Credit Facilities includes sub-limits for loans to certain of our foreign subsidiaries which are borrowers under the Exit Credit Facilities. The Exit Credit Facilities were funded on July 18, 2006, and replace our prior credit facilities. They are secured by a first priority security interest in substantially all of the Company’s and certain of its subsidiaries’ assets, although the administrative agent has a second priority security interest only in certain of the Company’s and its subsidiaries’ assets consistent with the terms of an intercreditor arrangement with certain bondholders of the Company, which intercreditor arrangement is a carry-over from our prior credit arrangements.

The Exit Credit Facilities will mature on July 18, 2011. The interest rates for all loans other than those made to our German subsidiary range from, in the case of alternate base rate loans, the alternate base rate (either prime rate or .50% over the Federal Funds Rate) plus 1.75% to the alternate base rate plus 2.00% and, in the case of eurodollar loans, LIBOR plus 2.75% to LIBOR plus 3.00%, in each case depending on the amount of available credit. The interest rates for loans made in connection with the loans to our German subsidiary are, in the case of alternate base rate loans, the alternate base rate plus 5.00% and, in the case of eurodollar loans, LIBOR plus 6.00%. The commitment fee for the unused portion of the Exit Credit Facilities is 0.375% per annum.

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

The Exit Credit Facilities contain covenants that will limit our ability, subject to certain exceptions, to, among other things, incur or guarantee additional indebtedness, issue preferred stock or become liable in respect of any obligation to purchase or redeem stock, create liens, merge or consolidate with other companies, change lines of business, make certain types of investments, sell assets, enter into certain sale and lease-back and swap transactions, pay dividends on or repurchase stock, make distributions with respect to certain debt obligations, enter into transactions with affiliates, restrict dividends or other payments from our subsidiaries, modify corporate and certain material debt documents, cancel certain debt, or change its fiscal year or accounting policies.

The Exit Credit Facilities also require the Company to comply with a fixed charge coverage ratio of 1.00 to 1.00 for the first year of the facility and of 1.10 to 1.00 thereafter; provided, that such coverage ratio shall only apply during periods in which the amount of availability is and remains less than $20,000,000 for a specified number of days. Once the amount of availability increases and remains above $20,000,000 for a specified number of days, such coverage ratio becomes inapplicable. In addition, the amount of availability under the Exit Credit Facilities must not be less than $10,000,000 at any time. The loans will automatically become immediately due and payable without notice upon the occurrence of an event of default involving insolvency or bankruptcy of the Company or any of its subsidiaries. In addition, upon the occurrence and during the continuation of any other event of default under the Exit Credit Facilities, by notice given to the Company, the administrative agent may, and if directed by the Required Lenders (as defined in the Exit Credit Facilities) must, terminate the commitments and/or declare all outstanding loans to be immediately due and payable.

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

As of December 31, 2006, we had borrowings of $113.6 million and availability of $63.2 million under the Exit Credit Facilities.

Prior DIP Credit Facility

On January 4, 2006, we entered into the DIP Credit Facility, among the Company and certain other debtors, as joint and several borrowers, General Electric Capital Corporation, as administrative agent, collateral agent and lender, Morgan Stanley Senior Funding, Inc., as syndication agent and lender, and the lenders from time to time party thereto. The DIP Credit Facility provided for a $200 million commitment of debtor-in-possession financing to fund our working capital requirements during the pendency of the bankruptcy proceeding.

The DIP Credit Facility provided us with up to approximately $68.8 million of additional liquidity, subject to the borrowing base described below. We made no borrowings under the DIP Credit Facility. The DIP Credit Facility was terminated upon our emergence from bankruptcy and replaced with our Exit Credit Facilities described above. In addition, approximately $1.5 million of capitalized financing fees associated with the DIP Credit Facility were written off upon emergence.

Prior Revolving Credit Facilities

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

The Amended and Restated Credit Agreement was to mature on May 21, 2007. The interest rates were (i) on $20 million outstanding under the Amended and Restated Credit Agreement, LIBOR plus 6.50% or Alternate Base Rate (either prime rate or .50% over the Federal Funds Rate, if higher) plus 5.25% and (ii) on additional amounts outstanding, LIBOR plus 2.75% or Alternate Base Rate plus 1.50%. The commitment fee for the unused portion of the Amended and Restated Credit Agreement was 0.50% per annum.

On December 31, 2005, an Event of Default occurred under the Amended and Restated Credit Agreement as a result of our failure to make the interest payments due on December 1, 2005 under the 2000/2002 Notes.

Upon the bankruptcy filing and execution of the DIP Credit Facility described above, the commitments under the Amended and Restated Credit Agreement were terminated. The $130.9 million of borrowings as of December 31, 2005 remain outstanding and were refinanced upon emergence from bankruptcy through the Exit Credit Facilities.

2004 Credit Facility

From February 17, 2004 through November 7, 2005, we utilized a revolving credit facility (the “2004 Credit Facility”) providing up to $100 million of availability subject to the borrowing base and other limitations. On November 7, 2005, we entered into an amendment and waiver with respect to the 2004 Credit Facility that increased, for the period from November 4, 2005 to November 21, 2005, the aggregate maximum commitments to make loans and provide letters of credit from $100 million to $105 million.

New Subordinated Notes

In connection with the issuance of the New Subordinated Notes, we entered into an Indenture, dated as of July 18, 2006 (the “New Subordinated Notes Indenture”) among the Company, certain subsidiaries of the Company and The Bank of New York Trust Company, N.A., as trustee. The New Subordinated Notes Indenture provides that interest will accrue on the New Subordinated Notes from the date of issuance at the rate of 13% per annum until maturity on July 15, 2010 and will be payable semi-annually on the New Subordinated Notes on each January 15 and July 15, commencing January 15, 2007, to holders of record on the immediately preceding January 1 or July 1. The New Subordinated Notes accrue payment-in-kind interest with respect to the first two interest payment dates and then accrue semi-annual cash pay interest with respect to the interest payment dates thereafter. The New Subordinated Notes are subject to our right, which will be assignable, to refinance the New Subordinated Notes during the first year after issuance by tendering to the holders of all of the New Subordinated Notes cash in an amount equal to (i) $20,000,000 plus (ii) interest accrued at a rate of 13% per annum from the date of issuance through the date of payment on a principal amount of $20,000,000 minus (iii) any interest previously paid in cash on the New Subordinated Notes. Commencing on July 19, 2007, we may redeem the New Subordinated Notes in whole or in part at a redemption price equal to 100% of the aggregate principal amount of the New Subordinated Notes plus accrued and unpaid interest to the redemption date. The New Subordinated Notes Indenture provides the holders of the New Subordinated Notes with the right to require us to repurchase the New Subordinated Notes at a repurchase price equal to 101% of the aggregate principal amount plus accrued and unpaid interest upon a change of control of the Company (as defined in the New Subordinated Notes Indenture). The New Subordinated Notes Indenture does not provide for a sinking fund with respect to the New Subordinated Notes.

Amended 2004 Notes

On April 8, 2005, we commenced a consent solicitation relating to our 2004 Notes seeking consents, among other things, to (i) eliminate the requirement to pay cash interest on the notes beginning in 2007 and, in lieu thereof, pay non-cash interest in the form of additional notes through maturity; (ii) increase the interest rate of the notes for which consents were received; (iii) increase the redemption prices of the notes for which consents were received; and (iv) eliminate certain restrictive covenants as they apply to notes for which consents were not received. On May 6, 2005, we consummated this solicitation as consents to the proposed amendments were delivered with respect to $298.2 million aggregate principal amount at maturity of the 2004 Notes, all of which were accepted by us. As a result, $250.6 million principal amount of the Amended 2004 Notes were outstanding as of May 6, 2005.

In addition, $7.8 million aggregate principal amount at maturity of 2004 Notes with respect to which consents were not delivered remain outstanding. We, certain of our subsidiaries and the trustee also executed an Amended and Restated Indenture dated as of May 6, 2005 (the “Amended and Restated Indenture”) governing the Amended 2004 Notes and the 2004 Notes for which consents were not delivered. On June 15, 2005, we issued an additional $3.1 million principal amount of the Amended 2004 Notes as payment in kind interest pursuant to the Amended and Restated Indenture.

The transaction in which the terms of the 2004 Notes were amended to become the Amended 2004 Notes was not registered under the Securities Act of 1933, as amended, or any state securities laws. Pursuant to a registration rights agreement, we consummated an exchange offer for the Amended 2004 Notes in which the company exchanged the $253.8 million aggregate principal amount of the original Amended 2004 Notes for essentially identical notes which are registered under the Securities Act of 1933, as amended.

The interest rate of the Amended 2004 Notes increased from 11 1/8% per annum to 11 5/8% per annum. The Amended 2004 Notes no longer require payment of cash interest beginning in 2007. Instead, they require payment of non-cash interest in the form of additional notes through maturity. In addition, the Amended and Restated Indenture eliminates substantially all the restrictive covenants contained in the indenture, as they relate to holders of the 2004 Notes who did not deliver consents.

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

The Amended 2004 Notes are secured on a first-priority basis by a security interest in our real property, fixtures, equipment, intellectual property and other assets other than the second priority collateral and on a second-priority basis by a security interest in substantially all our inventory, receivables and deposit accounts, 100% of the capital stock of, or other equity interests in existing and future domestic subsidiaries and foreign subsidiaries that are note guarantors, 65% of the capital stock of, or other equity interests in existing and future first-tier foreign subsidiaries, investment property and certain other assets of the Company and the note guarantors.

The bankruptcy filing constituted an Event of Default under the Amended 2004 Notes, but the holders of the notes and the trustee under the indenture were prohibited from exercising remedies thereunder without prior approval by the Bankruptcy Court. As provided for in our Plan, the Amended 2004 Notes were reinstated in accordance with their terms.

In connection with the Plan, the Company entered into the First Supplemental Indenture dated July 18, 2006 amending the Amended and Restated Indenture to increase the interest rate by .225% per annum with respect to the Amended 2004 Notes, which additional interest will accrue as payment-in-kind interest. As a result, on July 18, 2006, the interest rate on the Amended 2004 Notes was increased to 11.85% per annum.

2004 Notes

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

Unless we elect to pay cash interest as described below, and except under certain limited circumstances, the 2004 Notes accreted from the date of issuance at the rate of 11 1/8% until December 15, 2006, compounded semiannually on each June 15 and December 15 commencing June 15, 2004, to an aggregate principal amount of $1,000 per note ($7.8 million in the aggregate assuming no redemption or other repayments). Commencing on December 15, 2006, interest on the 2004 Notes will accrue at the rate of 11 1/8% per annum and will be payable in cash semiannually on June 15 and December 15, commencing on June 15, 2007.

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

The bankruptcy filing constituted an Event of Default under the 2004 Notes, but the holders of the notes and the trustee under the indenture were prohibited from exercising remedies thereunder without prior approval by the Bankruptcy Court. As provided for in our Plan, the 2004 Notes were reinstated in accordance with their terms.

In connection with our Plan, we entered into the First Supplemental Indenture amending the Amended and Restated Indenture to increase the interest rate by .225% per annum with respect to the 2004 Notes, which additional interest will accrue as payment-in-kind interest. As a result, on July 18, 2006, the interest rate on the 2004 Notes was increased to 11.35% per annum. Commencing on December 15,

2006, only the incremental interest rate increase of .225% will accrue as payment-in-kind interest on the 2004 Notes and the remaining 11-1/8% interest rate will accrue as cash pay interest.

2003 Notes

On May 30, 2003, we completed the sale of $250 million aggregate principal amount of our 2003 Notes. The 2003 Notes mature on September 1, 2009, and interest is payable on March 1 and September 1 of each year. The net proceeds from the sale of the 2003 Notes were used to repay borrowings under our then existing credit facilities in accordance with an amendment to our then existing credit facilities. The 2003 Notes rank equally with our existing and future senior debt and rank senior to our existing and future subordinated indebtedness, including the New Subordinated Notes. The 2003 Notes are secured, on a second-priority lien basis, by a substantial portion of our assets. Due to this second-priority status, the 2003 Notes effectively rank junior to our obligations secured by a first-priority lien on the collateral securing the 2003 Notes to the extent of the value of such collateral. These obligations secured by first-priority liens consist of the Amended and Restated Credit Agreement with respect to second-priority collateral and the 2004 Notes and Amended 2004 Notes with respect to first-priority collateral. In addition, the 2003 Notes effectively rank junior to any of our obligations that are secured by a lien on assets that are not part of the collateral securing the 2003 Notes, to the extent of the value of such assets. The 2003 Notes are guaranteed by some of our subsidiaries.

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

The bankruptcy filing constituted an Event of Default under the 2003 Notes, but the holders of the notes and the trustee under the indenture were prohibited from exercising remedies thereunder without prior approval by the Bankruptcy Court. As provided for in our Plan, the 2003 Notes were reinstated in accordance with their terms.

We did not make the $13.9 million interest payment that was due under the 2003 Notes on March 1, 2006. However, we made such payment as part of our emergence from bankruptcy.

2000/2002 Notes

In 2000, we issued $220 million aggregate principal amount of 13% Senior Subordinated Notes due 2010. In 2002, we issued an additional $100 million of 13% Senior Subordinated Notes due 2010.

We did not make the $20.8 million interest payments that were due under the 2000/2002 Notes on December 1, 2005. As a result of the failure to make those interest payments by December 31, 2005, an Event of Default occurred under the 2000/2002 Notes on December 31, 2005. The holders of the notes and the trustee under the indentures were prohibited from exercising remedies thereunder without prior approval by the Bankruptcy Court. Under our Plan, the 2000/2002 Notes were exchanged for a combination of new debt, new preferred stock, New Common Stock and cash.

Preferred stock

In connection with the Plan, on July 18, 2006, we issued approximately 335,600 shares of Series AA Preferred Stock. The Series AA Preferred Stock is convertible into our other equity securities. If the Series AA Preferred Stock has not been redeemed or repurchased by July 18, 2011, the holders of at least

40% of the outstanding shares of Series AA Preferred Stock shall have the right to cause all of the outstanding class of Series AA Preferred Stock to be converted into a number of shares of New Common Stock equal to 99.9% of the number of fully diluted shares of New Common Stock after giving effect to such conversion (excluding shares, if any, of New Common Stock issued to stockholders of the other party to a merger qualifying for the “Merger Exception” as defined in our Amended and Restated Certificate of Incorporation).

The 2006 Restricted Stock Incentive Plan which was adopted on July 18, 2006, provides each participant with a share of an authorized pool of 8,000 shares of Series M Preferred Stock, which participates in the enterprise value of our company upon a “liquidation event” or upon an 80% “redemption” of the Series AA Preferred Stock or upon a public offering, to the extent the proceeds exceed $224.8 million. A participant’s restricted Series M Preferred Stock vest monthly over a 36 month period beginning with our July 18, 2006 emergence from bankruptcy, or upon a liquidation event, redemption, or public offering; or upon certain terminations of employment within a limited period before an accelerated vesting event.

Net cash provided by or used in operating activities from continuing operations

Net cash provided by operating activities was $59.6 million for the year ended December 31, 2006, compared to net cash used in operations of $57.1 million for the same period in 2005, a difference of $116.7 million between years. This difference was primarily associated with the increase in accounts payable between years of $74.7 million due in large part to reinstatement of supplier credit terms. In addition, our operations improvement programs and reduced resin prices resulted in decreased carrying values of inventories and trade receivables of $19.4 million and $13.2 million, respectively.

Net cash used in investing activities from continuing operations

Net cash used in investing activities was $37.8 million for the year ended December 31, 2006, as compared to $28.3 million for the same period in 2005. Capital expenditures in 2006 were $40.5 million compared to $33.5 million in 2005. This increase in capital expenditures is largely attributed to greater investments in new production capacity, upgrades to existing assets, cost reduction and efficiency programs, and IT systems enhancements. In addition, during the third quarter of 2006, we sold our remaining assets associated with our former Merced, California plant receiving $2.4 million in cash proceeds.

Net cash provided by or used in financing activities from continuing operations

Net cash used in financing activities was $27.2 million for the year ended December 31, 2006, as compared to net cash provided by financing activities of $92.7 million for the year ended December 31, 2005.

Liquidity

As of December 31, 2006, we had approximately $123.7 million of working capital excluding current maturities of long term debt and including approximately $4.2 million in cash and cash equivalents. A portion of our cash and cash equivalents are held by our foreign subsidiaries. Repatriation tax rates may limit our ability to access cash and cash equivalents generated by our foreign operations for use in our U.S. operations, including to pay principal and interest on outstanding borrowings.

As of December 31, 2006 we had approximately $113.6 million of outstanding borrowings and approximately $63.2 million of remaining availability under our Exit Credit Facilities. Daily borrowings outstanding under our DIP Credit Facility and Exit Credit Facilities averaged $133.4 million during 2006. Our outstanding borrowings under our revolving credit facilities fluctuate significantly as a result of the timing of payments for raw materials, capital and interest, as well as the timing of customer collections. The average interest rate on borrowings outstanding under our DIP Credit Facility and Exit Credit Facilities during 2006 was 8.98%.

Our total capital expenditures were approximately $34 million in 2005, $41 million in 2006 and are expected to be approximately $60 million in 2007. These expenditures are focused on projects to lower operating costs, add capacity for high value products, expand research and development programs, and bring new innovative products to market.

A number of factors had significant favorable impacts on our liquidity position during 2006. Although the Company is still in the process of reinstating credit terms, progress with key suppliers of our raw material purchases has resulted in positive cash flow of $29.9 million through the end of 2006. In addition, the amount of cash invested in our inventories and receivables as of December 31, 2006 decreased $4.5 million from December 31, 2005.

On July 18, 2006, we entered into the Exit Credit Facilities, consisting of the Working Capital Credit Agreement and the Fixed Asset Credit Agreement. The Exit Credit Facilities provide up to $200 million of total commitments. The Working Capital Credit Agreement includes a $20 million letter of credit sub-facility, with letters of credit reducing availability there under, and each of the Exit Credit Facilities includes sub-limits for loans to certain of our foreign subsidiaries which are borrowers under the Exit Credit Facilities.

In addition, the debt for equity exchange associated with our 13% Senior Subordinated Notes decreased our annual cash interest expense by $41.6 million per year.

During 2006, Standard & Poors and Moody’s issued new credit ratings for us as a whole and for each of the our individual debt issuances except for the New Subordinated Notes. These ratings were more favorable than our most recent ratings prior to bankruptcy, and were accompanied by a stable outlook from both agencies. We believe this further enhanced our credit terms with vendors.

As a result, we expect that cash flows from operating activities and available borrowings under our Exit Credit Facilities of up to $200 million will provide sufficient cash flow to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements. However, our ability to borrow under our Exit Credit Facilities at any time may be subject to the borrowing base in effect at that time. Our ability to make borrowings under our Exit Credit Facilities will also be conditioned upon our compliance with other covenants in these agreements, including financial covenants that apply when our borrowings exceed certain amounts. In addition, the terms of our indentures currently limit the amount we may borrow under our Exit Credit Facilities.

Changes in raw material costs can significantly affect the amount of cash provided by our operating activities, which can affect our liquidity. Over the past two years, we have experienced a period of extreme uncertainty with respect to resin supplies and prices. High crude oil and natural gas pricing, have had a significant impact on the price and supply of resins. During the same period, many major suppliers of resin have announced price increases to cover their increases in feedstock costs. While the prices of our products generally fluctuate with the prices of resins, certain of our customers have contracts that limit our ability to pass the full cost of higher resin pricing through to our customers immediately. Further, competitive conditions in our industry may make it difficult for us to sufficiently increase our selling prices for all customers to reflect the full impact of increases in raw material costs. If this period of high resin pricing continues, we may be unable to pass on the entire effect of the price increases to our customers, which would adversely affect our profitability and working capital. In addition, further increases in crude oil and natural gas prices could make it difficult for us to obtain an adequate supply of resin from manufacturers affected by these factors.

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

The following table sets forth our total contractual cash obligations as of December 31, 2006 (in thousands):

	Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt (including capital lease obligations)	$737,631	$975	$675,795	$57,416	$3,445
Operating leases	35,300	7,316	10,616	7,345	10,023
Pension obligations	7,475	7,475	—	—	—
Raw material and other purchase obligations	41,426	41,426	—	—	—
Total contractual cash obligations	$821,832	$57,192	$686,411	$64,761	$13,468

Cash used in discontinued operations

No cash was used in discontinued operations for the year ended December 31, 2006 compared to net cash used of $0.2 million for the year ended December 31, 2005.

Off-Balance Sheet Arrangements

Not Applicable.

Other Developments

For a discussion of material litigation in which we are involved, see Item 3, “Legal Proceedings.”

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

Since the repayment of $219.6 million of variable rate term debt with the proceeds of our 2004 Notes and borrowings under our revolving credit facility on February 17, 2004, our interest rate risk has decreased substantially.

Our revolving credit facility is at a variable rate of interest. An increase of 1% in interest rates would result in an additional $1.1 million of annual interest expense based on our revolving credit facility balance of $113.6 million as of December 31, 2006.

Our raw material costs are comprised primarily of resins and comprised approximately 67% of our total manufacturing costs in 2006. Market risk arises from changes in resin costs. Although the average selling prices of our products generally increase or decrease as the cost of resins increases or decreases, the impact of a change in resin prices is more immediately reflected in our raw material costs than in our selling prices.

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

We enter into certain transactions denominated in foreign currencies but, because of the relatively small size of each individual currency exposure, we do not currently enter into formal hedging agreements for these transactions. Gains and losses from these transactions as of December 31, 2005 and 2006, have been immaterial and are reflected in the results of operations.

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

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company changed its state of incorporation from Utah to Delaware pursuant to the Plan. In connection therewith, Albert MacMillan and Jeffrey C. Walker departed as directors of the Company and were replaced by  Eugene I. Davis and David G. Elkins. Messrs. Davis and Elkins were selected to serve as directors pursuant to the Plan by the holders of a majority in aggregate principal of the old subordinated notes. Each will serve as a director until the next annual meeting of stockholders and the election and qualification of his successor, or until his earlier death, resignation or removal.

Certain information about our executive officers and directors is presented below. Our Board of Directors currently consists of seven members. Pursuant to the Stockholders’ Agreement, the holders of our New Common Stock have the right to designate five directors, one of whom is our Chief Executive Officer. Additionally, the holders of our Series AA Preferred have the right to elect two members of our Board. Four of these seven members are independent directors.

Name	Age	Position
Harold C. Bevis	47	President and Chief Executive Officer and Director
John D. Bowlin	56	Director and Non-Executive Chairman
Eugene I. Davis	51	Director
David G. Elkins	64	Director
Edward A. Lapekas	63	Director
Stephen McKenna	38	Director
Timothy J. Walsh	43	Director
Stephen T. Auburn	51	Vice President, General Counsel and Secretary
R. David Corey	58	Executive Vice President and Chief Operating Officer
Greg E. Gard	46	Senior Vice President, Technology & Innovation
James L. Kaboski	38	Vice President, Strategy & Business Development
James M. Kingsley	44	Senior Vice President and General Manager of Engineered Films
Joseph J. Kwederis	60	Senior Vice President and Chief Financial Officer
Robert J. Maltarich	55	Vice President and General Manager—PVC Products
Andrew D. McLean(1)	43	Senior Vice President of Sales, Marketing and Customer Services
Kenneth J. Swanson	40	Senior Vice President, President Specialty Products Group
Fred D. Wampnar	49	Vice President and General Manager—Stretch and Shrink Products

(1)          Effective as of March 30, 2007, Mr. McLean resigned from his position

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

John D. Bowlin became one of our directors on January 31, 2005. Mr. Bowlin was President and Chief Executive Officer of Miller Brewing Company from 1999 until 2003, leading its sale to South African Breweries in 2002. From 1985 until 2002, Mr. Bowlin was employed by Philip Morris Companies, Inc., in various leadership capacities, including President, Kraft International, Inc. (1996–1999), President and Chief Operating Officer, Kraft Foods North America (1994–1996), President and Chief Operating Officer, Miller Brewing Company (1993–1994), and President, Oscar Mayer Food Corporation (1991–1993). Mr. Bowlin holds an MBA from Columbia University and a BS from Georgetown University. He is also a director of Generac Corporation, Generac Power Systems, Inc, Spectrum Brands and TLC Contact.

Eugene I. Davis became one of our directors on July 18, 2006. Mr. Davis is the Chairman and Chief Executive Officer of PIRINATE Consulting Group, LLC, a privately-held consulting firm specializing in turn-around management, merger and acquisition consulting, hostile and friendly takeovers, proxy contests and strategic planning advisory services for domestic and international public and private business entities. Since forming PIRINATE in 1997, Mr. Davis had advised, managed, sold, liquidated and/or acted as a Chief Executive Officer, Chief Restructuring Officer, Director, Committee Chairman and/or Chairman of the Board of a number of businesses, including companies operating in the telecommunications, automotive, manufacturing, high-technology, medical technologies, metals, energy, financial services, consumer products and services, import-export, mining and transportation and logistics sectors. As a bankruptcy professional, many of the companies with which Mr. Davis has worked have been in bankruptcy proceedings prior to and/or during his tenure. Prior to forming PIRINATE, Mr. Davis served as President, Vice-Chairman and Director of Emerson Radio Corp., and CEO and Vice-Chairman of Sport Supply Group, Inc. Mr. Davis began his career as an attorney and international negotiator with Exxon Corp. and Standard Oil Company (Indiana) and as a partner in two Texas-based law firms where he specialized in corporate/securities law, international transactions and restructuring advisory. Mr. Davis holds a BA from Columbia College, a Masters of International Affairs (MIA) in International Law and Organization from the School of International Affairs of Columbia University and a JD from the Columbia University School of Law.

David G. Elkins became one of our directors on July 18, 2006. Mr. Elkins retired as President and Co-Chief Executive Officer of Sterling Chemicals, Inc. in January 2003.   Prior to joining Sterling Chemicals in 1998, Mr. Elkins was a senior partner in the law firm of Andrews Kurth LLP, where he specialized in corporate and business law, including mergers and acquisitions, securities law matters and corporate governance matters. Mr. Elkins currently serves as an independent director of several organizations and corporations, including The Houston Exploration Company, a NYSE-listed natural gas exploration/production company headquartered in Houston, Texas and ZiLOG, Inc., a NASDAQ-listed manufacturer of micrologic semiconductor devices headquartered in San Jose, California. Since 1996 Mr. Elkins has served as business representative and advisor for a large group of private investors in connection with substantial real estate holdings in Nevada and California. Mr. Elkins holds a BBA degree from the University of Texas, Arlington and a JD from Southern Methodist University.

Edward A. Lapekas became one of our directors on December 19, 2001 and  served as our Non-Executive Chairman from  October 22, 2003 until June 2006. Mr. Lapekas served as our interim Chief Executive Officer from August 24, 2003 until October 22, 2003. From November 2002 until March 2003, Mr. Lapekas served as Chairman and Chief Executive Officer of NexPak Corporation, a media packaging company. Prior to that, Mr. Lapekas was Executive Chairman of Packtion Corporation, an e-commerce venture, from October 2000 until June 2001. From May 1996 until July 2000, Mr. Lapekas was employed by American National Can Group, Inc., last serving as Chairman and Chief Executive Officer. Prior to that, Mr. Lapekas served as Deputy Chairman and Chief Operating Officer of Schmalbach-Lubeca AG. From 1971 until 1991, Mr. Lapekas was employed by Continental Can Company, where he served in various strategy, planning, operating and marketing capacities. Mr. Lapekas is also a director of Silgan Corp. He received a B.A. degree from Albion College and an M.B.A. degree from Wayne State University.

Stephen McKenna became one of our directors on June 23, 2005. Mr. McKenna is a managing director of CCMP Capital Advisors, LLC (“CCMP”), a private equity firm formed in August 2006 by the former buyout/growth equity professionals of J.P. Morgan Partners, LLC. CCMP serves as an investment adviser to JP Morgan, our principal stockholder. Prior to joining CCMP, Mr. McKenna had been a principal of J.P. Morgan Partners, LLC (formerly, Chase Capital Partners) since 2000 and prior to that was an associate of that entity. Mr. McKenna has extensive experience managing J.P. Morgan Partners, LLC’s portfolio companies and is also on the Board of Directors of Generac Corporation and PQ Corporation. Mr. McKenna holds a BA from Dartmouth College and an MBA from the GSB at the University of Chicago.

Timothy J. Walsh became one of our directors on May 31, 2000. He served as Non-Executive Chairman from June 2002 until October 2003. Mr. Walsh is a managing director of CCMP. CCMP serves as an investment adviser to JP Morgan, our principal stockholder. Prior to joining CCMP, Mr. Walsh was an executive officer of JPMP Capital Corp. which is the general partner of JPMP Master Fund Manager, L.P., which is the general partner of J.P. Morgan Partners (BHCA), L.P. Mr. Walsh had been a partner of J.P. Morgan Partners, LLC from 1999 until joining CCMP. From 1993 to 1999, Mr. Walsh held various positions with J.P. Morgan Partners in Europe and North America. Prior to 1993, he was a Vice President of J.P. Morgan Chase & Co. (formerly, The Chase Manhattan Corporation). Mr. Walsh is also a director of Better Minerals & Aggregates Company, BMAC Corp., Generac Corporation, Kraton Polymers, Metokote Corporation, Metokote Holdings, Inc. and PQ Corporation. Mr. Walsh received a B.S. degree from Trinity College and an M.B.A. degree from the University of Chicago.

Stephen T. Auburn, Vice President and General Counsel, joined Pliant in 2005 and has over 25 years of broad, international legal experience. Prior to joining Pliant, Mr. Auburn worked at Pactiv Corporation from 1995 to 2005 where he held legal positions of increasing responsibility, most recently as Assistant General Counsel and Division Counsel for Pactiv’s Foodservice and Food Packaging Division. Prior to Pactiv, he was Counsel to Mobil Chemical’s Consumer Products and Films Divisions from 1989 to 1995. Mr. Auburn began his career in private practice. Mr. Auburn received his BA from the State University of New York, Potsdam, and holds JD and MPA degrees from Syracuse University and an MBA from Northwestern University’s Kellogg Graduate School of Management.

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

James L. Kaboski, Vice President, Strategy and Business Development, joined Pliant in 2005 and leads Pliant’s corporate-wide strategic planning and business development activities. Prior to joining Pliant, Mr. Kaboski worked at Booz Allen Hamilton from 1996 to 2005 where he was a senior leader in the firm’s Consumer Packaged Goods practice. Prior to his eight years at Booz Allen, Mr. Kaboski was with Kraft Foods where he had held Technical Brand Manager and packaging engineering positions. Prior to Kraft, Mr. Kaboski was an engineer with Dow Chemical. Mr. Kaboski holds a BS in Chemical Engineering from the University of Wisconsin and an MBA from Northwestern’s Kellogg Graduate School of Management.

James M. Kingsley, joined Pliant in 2006 and is the Senior Vice President and General Manager of Engineered Films. Prior to joining Pliant, from 2000 to 2006, Mr. Kingsley was President of Emerson Electric’s Optical Connectivity Division, a global supplier of critical-need data center and LAN connectivity solutions with operations in the U.S., Mexico, Morocco and China. Prior to this role, Mr. Kingsley was the Vice President of Sales, Marketing and Business Development for the Connectivity division of Emerson. From 1998 to 1999, Mr. Kingsley was the Director of Business Development for Jordan Telecommunications Products, Inc. in charge of all acquisition and business development activity. Prior to Jordan, Mr. Kingsley held a variety of management positions in Marketing and Sales at Lucent Technologies and AT&T. Mr. Kingsley began his career in public accounting at Arthur Andersen & Co. Mr. Kingsley holds a BS degree in Accounting from the University of Illinois and a MBA from Northwestern University’s Kellogg School of Management.

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

Robert J. Maltarich, Vice President and General Manager- PVC Products, joined Pliant Corporation in July of 1992 following the acquisition of Goodyear Tire & Rubber Company’s Films Division. Since that time, he has held numerous positions within Pliant Corporation. From 1992-1993 he served as Marketing Manager Film Products Worldwide, from 1994-1996 he was Director of National Accounts, and from 1997-1998 he was General Manager Custom Films Group. Other positions included Vice President and General Manager Barrier and Custom Films and, most recently, Senior Vice President of Sales, Flexible Packaging. Mr. Maltarich was promoted in October 2002 to Vice President and General Manager, Industrial Films, where he was responsible for Pliant’s Stretch, Custom, and PVC film businesses. He assumed his current role in 2006. Prior to joining Pliant Corporation, Mr. Maltarich held numerous national and international positions in both sales and marketing with Goodyear Tire & Rubber Company. During his 18-year career at Goodyear, he served as General Marketing Manager Film Products Worldwide, General Manager European Film Products, Manager Film Products USA and District Sales Manager. He holds a B.S. degree in Business Administration from the University of Akron.

Andrew D. McLean, Senior Vice President of Sales, Marketing and Customer Services, joined Pliant in 2006. Prior to joining Pliant Corporation, Mr. McLean served as Executive Vice President of Emerson Electric Company, a global manufacturing conglomerate from 2003 to 2006. From 2000 to 2003, Mr. McLean was an executive officer at US-based Tellabs, Inc. In this position he was responsible for Strategic Planning, Global Account Management, Product Management and North American Sales. Prior to joining Tellabs, Mr. McLean held a variety of corporate executive-level management positions at Ameritech Corporation, including product management, marketing, sales management, and strategic planning. In addition, Mr. McLean served as an executive for Ameritech International and was based in Europe. Prior to working at Ameritech Corporation, McLean worked in the financial industry at Chicago Title and Trust Company and the Chicago Mercantile Exchange. Mr. McLean received a bachelor’s degree in Public Administration and Management in 1986 from Northern Arizona University and a Master’s of Business Administration from Loyola University of Chicago, with an emphasis in international marketing and strategy in 1997.

Kenneth J. Swanson joined Pliant in 1997 following the acquisition of CT Films and is currently President, Specialty Products. Prior to this position, Mr. Swanson was the Senior Vice President and General Manager of the Specialty Films Division at Pliant. Since 1992, Mr. Swanson has had various leadership positions with CT Films and Pliant. Mr. Swanson has over 18 years experience in the plastics industry and supervises teams domestically and internationally. Prior to 1992, Mr. Swanson held multiple sales and marketing management positions in the injection molding segment of the plastics industry. Mr. Swanson holds a B.S. degree in Business Management from the University of Redlands.

Fred D. Wampnar, Vice President and General Manager- Stretch and Shrink Products, joined Pliant Corporation in 1998 and has held numerous positions including Vice President of Marketing and Vice President of Operations before assuming his current role. Prior to joining Pliant, Mr. Wampnar held positions of Vice President of Operations and Vice President of Sales & Marketing with Paragon Films, and as Director of Manufacturing with Linear Films. He holds a B.S. in Operations Management from Oklahoma State University.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the Commission’s rules, the Company’s directors executive officers and beneficial owners of more than 10% of the Company’s Series AA Preferred Stock are required to file reports if their ownership and changes in ownership with the Commission. Based solely upon its review of copies of these reports and representations of the reporting persons, the Company believes that during the year ended December 31, 2006, all reportable transactions were reported and timely filed with the Commission.

Code of Ethics for Officers

The Company has not adopted a formal written code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has not adopted such a code of ethics to date due to the Company’s focus on successfully emerging from bankruptcy and implementing its new capital structure. However, the Company intends to adopt a written code of ethics in 2007.

Committees of the Board

The Board of Directors has established an Audit Committee and a Compensation Committee and each committee operates under a charter approved by the Board of Directors. There is no nominating committee of the Board of Directors. The Board of Directors has not established a nominating committee primarily because it believes that the current composition and size of the Board permit candid and open discussion regarding potential new candidates for director. The entire Board of Directors currently operates as our nominating committee, and all directors participate in the consideration of director nominees. There is no formal process or policy that governs the manner in which we identify potential candidates for director and the Board of Directors has not adopted any specific, minimum qualifications that must be met to be nominated to serve as a director. Historically, however, the Board of Directors has considered several factors in evaluating candidates for nomination to the Board, including the candidate’s knowledge of our business and the candidate’s business experience and credentials. We do not have a formal policy with respect to our consideration of director nominees recommended by our stockholders because the Board of Directors believes that it has been able to give appropriate consideration to candidates recommended by stockholders in prior years on a case-by-case basis.

Audit Committee.   Our Board of Directors has an audit committee (the “Audit Committee”). The Audit Committee maintains oversight responsibilities with respect to our accounting, auditing, financial reporting and internal control processes generally. The members of the Audit Committee are Eugene I. Davis (Chair), Timothy J. Walsh and Edward A. Lapekas. Mr. Davis and Mr. Lapekas are considered independent within the meaning of Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended. Mr. Walsh may not be deemed independent in light of the numerous transactions between the Company and JP Morgan (see Item 13, “Certain Relationships and Related Transactions”). The Board of Directors has determined that Eugene I. Davis is an “audit committee financial expert” for purposes of the rules and regulations of the Commission adopted pursuant to the Sarbanes-Oxley Act of 2002.

Compensation Committee.   Our Board of Directors has a compensation committee (the “Compensation Committee”). The Compensation Committee maintains oversight responsibilities with respect to the compensation of our officers and directors. The members of the Compensation Committee are John D. Bowlin, David G. Elkins and Timothy J. Walsh.

ITEM 11.         EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Introduction, Policies and Procedures

Our Goals.   Pliant believes the strength of its senior management team is crucial to achieving its growth and success on behalf of all the stakeholders. Our executive compensation programs are intended to support this goal by attracting and retaining executive talent, by motivating our employees, including our executive officers, to achieve corporate goals, by aligning their interests with those of our stakeholders, and by focusing their efforts on our long-term success.

Roles in Setting Compensation.   The Compensation Committee of our Board has overall charge of our executive compensation. The Compensation Committee reviews our policies with regard to executive officer compensation, determines salaries and other compensation and benefits for our executive officers, reviews the annual incentive plans for the officers, establishes targets and incentive awards under these plans, and makes the requisite determinations under those plans. In making its decisions the Compensation Committee receives and takes into account the recommendations of our Chief Executive Officer (Mr. Bevis) for the compensation and bonuses of the employees who report to him. For 2006, we retained Buck Consultants, a leading compensation consulting firm, to advise our management and the Compensation Committee on executive compensation matters, including the reasonableness of our bonus plans, plan metrics, and proposed awards.

Our Targets and Peer Group.   For our senior management, including our named executive officers, we target base salaries slightly below the competitive median, target total cash compensation between the median and the 75th percentile of competitive practice, and target long-term incentive opportunity and total direct compensation at the upper quartile of competitive practice. For 2006, Buck Consultants reported to us where these percentiles fall and where our compensation fits within those percentiles. In setting specific compensation and bonus levels, we also consider corporate unit/division individual performance, internal equity, competitive market conditions, and the experience of particular individuals in their positions. We look at all components of competitive total direct compensation and their relationship to the officer’s proposed or current pay. We build compensation from the bottom up, so that total compensation and its allocation between short and long-term, fixed and contingent, and cash or non-cash, compensation, results from our decisions on the individual components of compensation.

For major compensation decisions we compare our compensation levels and performance with a peer group of companies. For 2006, Buck Consultants recommended revising our peer group of companies, to obtain current public information on the time frame required for our decisions. Our peer group for 2006 comprises:

Griffon Corp.	Quixote Corp.
Jacuzzi Brands, Inc.	Rock-Tenn Co.
Kennametal Inc.	Rotonics Mfg., Inc.
Pactiv Co.	Spartech Corp.
PVC Container Corp.	Summa Industries

Impact of Our Capital Structure.   Our capital structure constrains our use of equity compensation. Our New Common Stock is not publicly traded, and our Series AA Preferred Stock is currently only thinly traded. These facts and other features of our capital structure impair our ability to use stock options and related forms of equity compensation common among public companies. It also affects the metrics that we can apply to determine performance in any performance-based plan.

Impact of Our Reorganization.   Our reorganization in 2006 particularly affected our compensation decisions in that year. On January 3, 2006, we (and ten subsidiaries) filed a voluntary petition seeking relief under the Bankruptcy Code with the Bankruptcy Court. We consummated our reorganization and emerged from bankruptcy on July 18, 2006.

The reorganization forced a special emphasis on advancing the interests of Chapter 11 stakeholders by providing performance-based incentives to senior management employees to enable us to emerge successfully from Chapter 11, and to have a strongly-motivated management team in place upon emergence. Our pre-reorganization stockholders and our pre-reorganization subordinated noteholders collectively became our post-emergence common stockholders upon emergence. Our stakeholders, including JP Morgan, our principal common stockholder, the unsecured creditors committee, and the ad hoc committees of subordinated noteholders and second lien noteholders, among others, with their respective attorneys and financial and other advisors, played an active role in the reorganization proceedings and related negotiations, including compensation-related proceedings and negotiations. Thus the reorganization gave our stakeholders a direct and immediate input into our compensation decisions.

Components of Compensation.   The key components of compensation for our named executive officers, reflecting in part the special needs imposed by our reorganization, are:

Base Compensation
Bonuses, which we provided:
Under our 2006 Management Incentive Compensation Plan
Under our 2004 MIP Long Term Incentive Plan, and
As an Emergence Bonus; and
Equity-related compensation, which we provide:
Under our 2006 Restricted Stock Incentive Plan
Under our Deferred Cash Incentive Plan

Our executive officers also receive certain personal benefits; and like our salaried employees generally are entitled to benefits under our broad-based plans. The following sections describe these components and our 2006 decisions respecting them.

Base Compensation

Base salary compensates our employees for their regular time and service on our behalf. As we said above, our base compensation for senior management is intended to place us slightly below the median of our peer companies. This leaves larger scope for contingent and performance-based compensation for senior management. In setting base compensation we consider the individual’s position, the experience of the individual for that position, individual performance, internal equity, competitive market conditions, and the amounts paid for similar positions at our peer companies.

We review base salaries annually. In 2006, Buck Consultants identified some discrepancies in our salary levels compared to our peer group and targets. Based on that information and the factors noted above, Mr. Bevis recommended base salary increases for management employees, including the named executive officers other than himself. After discussions with members of the Compensation Committee, those increases went into effect with the first payroll period in April, 2006. Mr. Corey received a $36,750 increase to $367,500; Mr. Swanson received a $6,953 increase to $238,702; and Mr. Kwederis and Mr. Auburn each received a $22,500 increase to $247,500. Mr. Bevis did not receive a salary increase in April but did receive a $25,000 base salary increase effective December 21, 2006, in connection with his new employment contract, discussed below. We show the base compensation for 2006 for our named executive officers in column (c) of the Summary Compensation Table below.

Bonus

2006 Management Incentive Compensation Plan.   Our 2006 Management Incentive Compensation Plan (the “2006 MIP”) is the vehicle for annual bonuses for approximately 100 of our management employees, including our named executive officers. It is intended to advance the interests of our stakeholders by providing performance-based incentives to participants. The plan entitles each participant to an award, stated as an “incentive percentage” of his base compensation earned during the year. The target incentive percentage for 2006 for Mr. Bevis was 100% of annual salary and for the other named executive officers was 50% of annual salary. The Committee establishes the performance metrics. The actual incentive percentage is determined by the achievement of an organizational goal and personal goals, though the actual bonus paid may vary upwards or downwards from the formula bonus based on the Compensation Committee’s discretion and the recommendations of Mr. Bevis. Participation in the 2006 MIP entails a noncompetition and nondisclosure commitment from the participants, and receipt of a bonus requires (among other things) that the participant remain employed throughout the incentive period and as of the payment date.

For 2006, the operational goal was the attainment of target earnings before interest, taxes, depreciation, amortization and restructuring (“EBITDAR”) on a corporate level (on a blend of corporate and divisional EBITDAR for Mr. Swanson). The plan corporate EBITDAR target was $107 million, which we believe was an aggressive target given our past EBITDAR and uncertainties created by our reorganization, but which was achieved at the 97% level. Mr. Bevis submitted recommended bonus payments to the Committee and discussed with the Compensation Committee the bonuses for his direct reports (including the named executive officers other than himself). The Compensation Committee also authorized an additional $100,000 to be allocated among all participants as additional bonus amounts in Mr. Bevis’ discretion. We show the resulting bonuses paid to named executive officers in column (d) of the Summary Compensation Table below.

2004 MIP Long Term Incentive Plan.   The 2004 MIP Long Term Incentive (the “LTI Plan”) Plan supplements the annual Management Incentive Compensation plan. The LTI Plan covers the same approximately 100 management employees as the 2006 MIP, including the named executive officers, except that Mr. Bevis does not participate in the LTI Plan. The LTI Plan provides that an amount equal to 50% of the annual bonus determined under the annual MIP Plans for each of the years in the four-year performance period 2004-2007 (inclusive) is paid to the participant following the end of that period, if the participant is then employed and fulfills the other conditions of the LTI Plan. Thus, no long-term bonus under the LTI Plan will be paid until 2008. We show the deferred LTI Plan bonus amount for 2006, that will become part of the 2008 LTI Plan payment (if the participant is still employed), in the Grants of Plan-Based Awards Table and in column (e) of the Summary Compensation Table below.

Emergence Bonus.   The demands of the bankruptcy reorganization substantially increased the duties of key management personnel, without reduction of their day-to-day responsibilities. In order to focus the attention of key employees on goals specific to the reorganization, the Compensation Committee at its meeting of March 16, 2006, authorized a contingent bonus (the “Emergence Bonus”) for seven selected senior corporate management individuals, including the named executive officers other than Mr. Swanson. In this connection the Compensation Committee received advice from Buck Consultants who performed a statistical sampling of companies in Chapter 11 proceedings and assisted in developing the proposed plan’s target parameters, their relative weighting, and threshold, target and maximum awards, as described below. Buck Consultants also reported to the Compensation Committee on the competitiveness and reasonableness of the Emergence Bonus, taking into account the practices of a “bankruptcy peer group” of companies. This group was designed to include companies that had authorized or paid bonuses in bankruptcy reorganization other than the key employee retention bonuses that were now restricted under the Bankruptcy Abuse Prevention and Consumer Protection Act of 2005, and for which information was available. The group comprised:

K-Mart Dairy Mart NationsRent Solutia Geneva Steel Fruit of the Loom National Steel	Owens Corning Allied Holdings Comdisco XO Communications Burlington Leap Wireless

As approved by the Compensation Committee and ultimately approved by the Bankruptcy Court, the arrangement provided for payment of an Emergence Bonus under the following metrics:

		Threshold		Target		Maximum
Goal	Weighting	Metric	Award	Metric	Award	Metric	Award
Emergence Date	33-1/3%	July 3, 2007	50% of Target	December, 2006	100% of Target	July 31, 2006	150% of Target
Recovery to Trade Creditors	33-1/3%	—	—	100% Payment or Consensual Terms	100% of Target	—	—
Capital Structure	33-1/3%	Acceptable Structure	50% of Target	Target Structure	100% of Target	Maximized Structure	150% of Target

Following emergence, the Compensation Committee determined that two objectives—timing of emergence and recovery to trade creditors—had been met at maximum payment levels, and that the capital structure goal had been met at least at target levels, and authorized a preliminary payment of the Emergence Bonus at the resulting payout levels. The Compensation Committee reserved consideration of the ultimate achievement of the capital structure goal pending the opportunity to review our post-emergence capital structure, credit statistics and debt-rating in light of post-emergence operations. After making that review in light of post-emergence experience, the Compensation Committee at its meeting of October 26, 2006, approved full payment of the remaining portion of the Emergence Bonus at the maximum level for the capital structure goal. We show the amount of the Emergence Bonus in the Grants of Plan-Based Awards Table and in column (e) of the Summary Compensation Table below.

Equity-Related Compensation

Overview.   As part of the Plan, on emergence from bankruptcy, we created the 2006 Restricted Stock Incentive Plan (the “Stock Plan”) and the Deferred Cash Incentive Plan (the “Cash Plan” and together with the Stock Plan, the “2006 Plans”) to give our core executive team an incentive to grow the enterprise value of our company. The 2006 Plans operate in tandem and basically reserve for the participants 8% of the value of the company realized by our common and preferred stockholders upon a major corporate transaction. The Cash Plan provides a benefit of 8% of the value up to $224.8 million. ($224.8 million is the hurdle amount based on an estimate of the enterprise value of our company on emergence from bankruptcy, as made by our restructuring financial advisor.)  The Stock Plan grants shares of Series M Preferred Stock which have no value unless the proceeds of the transaction exceed $224.8 million. The Stock Plan authorizes for grant shares of Series M Preferred Stock equal to 8% of the outstanding equity above the hurdle amount on a fully diluted basis.

The 2006 Plans are intended to provide an incentive to the participants to increase the enterprise value of our company and secure their continued commitment and dedication to the company by identifying their interests with those of the common and preferred stockholders.

The 8% size of the bonus pool and the other material terms of the 2006 Plans were determined by negotiations among our management, JP Morgan, and the ad hoc committee of subordinated noteholders (who became common stockholders upon our emergence), all represented by legal counsel and with the participation of financial, restructuring and other advisors, before and during the bankruptcy proceedings. The 2006 Plans were approved by the Bankruptcy Court as part of its approval of our Plan on June 23, 2006, and became effective upon our emergence on July 18, 2006.

No awards under the Plans had been made as of December 31, 2006. However, on February 20, 2007 we made awards allocating the full bonus pool among 11 individuals as determined by Mr. Bevis with the approval of the Committee pursuant to the Plans. Among other things the awards entitled the participants to purchase Series M Preferred Stock, for $20 per share, as described below. These allocations for the participating named executive officers were as follows:

	Number of Series M Preferred Shares	Percent of 8% Pool	Percent of Company Equity
Mr. Bevis	5,000	63%	5.00%
Mr. Corey	765	10%	0.77%
Mr. Swanson	440	6%	0.44%
Mr. Kwederis	310	4%	0.31%
Mr. Auburn	220	3%	0.22%

Deferred Cash Incentive Plan.   The Cash Plan provides each participant with a percentage share of a bonus pool (not in excess of 8% of $224.8 million) payable upon a “liquidation event” or upon a “redemption” of the Series AA preferred stock. A “liquidation event” includes a sale of substantially all of our assets, the sale or transfer of a majority of our outstanding common stock (assuming conversion of all convertible preferred stock into common stock), a merger, or a true liquidation (in each case excluding certain related party transactions and subject to certain technical adjustments). A “redemption” is a redemption of our Series AA preferred stock with aggregate redemption proceeds of $50 million or more (with an adjustment to redemption proceeds if there have been prior redemptions of Series AA preferred with proceeds of less than $50 million). These transactions are the events (other than an initial public offering) upon which our common and Series AA preferred stockholders are expected to realize liquidity from their investment in the company.

Upon the occurrence of any one of those events, the company will pay each participant in the Cash Plan his or her percentage share of the bonus pool, in cash, except that up to 60% may be paid in the form of the securities received in the liquidation event that triggers payment. However, a participant (other than Mr. Bevis) must be employed on the date the liquidation event or redemption occurs, or have terminated his employment within 90 days before that date because of death, disability, discharge by the company without “cause,” or resignation by the participant with “good reason.”  A participant whose employment terminates in other circumstances forfeits his interest in the Cash Plan. For these purposes “cause” is the commission of a crime involving fraud, theft, dishonesty; engaging in willful or wrongful activities that are materially detrimental to the company; uncured material and willful breach of responsibilities as an employee or failure to comply with company directives; or impairment by alcohol or drugs. “Good reason” is an uncured and unconsensual assignment of the participant to duties inconsistent with his position, any reduction in base salary or bonus opportunity, or relocation of his business office more than 40 miles away.

In the case of Mr. Bevis, “cause” and “good reason” are defined by reference to his employment agreement (described below). In addition, Mr. Bevis is entitled to benefits if his employment terminates for one of the above acceptable reasons within one year (rather than 90 days) before the liquidation event or redemption. Also, his benefits are subject to monthly vesting over a 36 month period beginning with our July 18, 2006 emergence from bankruptcy, entitling him to vested benefits after termination regardless of the reason for termination, if a triggering transaction occurs.

2006 Restricted Stock Incentive Plan.   The Stock Plan provides each participant with a share of an authorized pool of 8,000 shares of Series M Preferred Stock, which participates in the enterprise value of our company upon a “liquidation event” or upon an 80% “redemption” of the shares of Series AA Preferred Stock (substantially the same events as described for the Cash Plan above) or upon a public offering, to the extent the proceeds exceed $224.8 million. A participant’s restricted Series M Preferred Stock vest monthly over a 36 month period beginning with our July 18, 2006 emergence from bankruptcy, or upon a liquidation event, redemption, or public offering; or upon certain terminations of employment within a limited period before an accelerated vesting event.

Upon receiving their awards in February 2007, participants purchased their shares of Series M Preferred Stock for $20 per share. At that time, the fair market value of the shares of Series M Preferred Stock (as determined by an appraisal by an independent appraisal firm), was $103 per share. Each participant made an election under Section 83(b) of the Internal Revenue Code to pay tax at that time on the $83 difference between those amounts; and we paid a bonus of $138 per share (the tax-grossed-up amount of the $83 difference) to each participant to enable the participant to pay such taxes. (Because this bonus was not authorized, earned or paid until 2007, we do not show it in the Summary Compensation Table.)  If a participant’s employment terminates, his restricted shares that are not vested are forfeited (that is, repurchased by the company for the $20 per share that the participant paid for it). The company may repurchase (other than from Mr. Bevis) restricted shares that were vested upon termination. Repurchase is at fair market value as of the date of termination if the repurchase occurs within 180 days of the termination of employment, otherwise at fair market value as of the date of the repurchase. Fifty percent of the repurchase price may be paid on a deferred basis in certain circumstances.

Otherwise, upon a liquidation event or redemption of shares of Series AA Preferred Stock, the Series M Preferred Stock is redeemed for an amount equivalent to the participants’ share of the Stock Plan’s 8% share of the proceeds in excess of the $224.8 hurdle amount (subject to certain adjustments). Upon a public offering the Series M Preferred Stock is converted to common stock.

Pre-Reorganization Equity Plans.   Prior to our reorganization we had a 2004 Restricted Stock Incentive Plan covering certain officers and based on our former Series B Preferred Stock. The Series B Preferred Stock was cancelled pursuant to our Plan. As a condition to participating in the Stock Plan and the Cash Plan, participants were required to relinquish their rights under the 2004 Restricted Stock Plan.

In addition, we formerly had a 2000 Stock Incentive Plan and a 2002 Stock Incentive Plan, both providing for the grant of awards which included restricted stock and stock options. Subject to a limited period to exercise options (which were not exercised by any named executive officer), all outstanding options under those plans were cancelled pursuant to our plan of reorganization in the bankruptcy proceeding.

Other Compensation

Broad-Based Plans.   We maintain a Salary Deferral Plan under Section 401(k) of the Internal Revenue Code, in which our executive officers, like most of our other employees, may participate. Each participant may contribute up to 50% of his or her eligible compensation (up to statutory limits) and we match those contributions at 100% up to the first 3% of compensation. We have not made additional profit sharing contributions under that plan.

We also maintain a Defined Benefit Pension Plan. Participation (entry of new participants) into this plan was “frozen” as of January 1, 2003, and further accrual of benefits was “frozen” as of June 30, 2004 (except for certain union employees). Only one of our named executive officers (Mr. Swanson) has a benefit under the Pension Plan. We show the present value of this “frozen” accrued benefit is shown in column (d) of the Pension Benefits Table below. We do not have any other pension plans or supplemental executive retirement plans covering management employees.

In addition to those plans, our named executive officers participate in our broad-based group life, health and hospitalization plans that do not discriminate in favor of executive officers and that are available generally to all salaried and hourly employees.

Personal Benefits.   We provide relocation assistance for key employees that we have hired and required to move to the area of our corporate headquarters. This includes relocation assistance for Mr. Kwederis which is included in column (h) of the Summary Compensation Table below. In addition, pursuant to his employment contract described below, we provided Mr. Bevis in 2006 with an automobile allowance to facilitate his travel, reimbursed him for country club dues and expenses to enable him to network with prospective customers, suppliers and other business executives, and reimbursed him for tax and financial planning expenses incurred to get the most after-tax value from his compensation. We also provide indoor parking near our headquarters for our Schaumburg-based executive officers (all our named executive officers other than Mr. Swanson.)  We show these personal benefit costs to us in column (h) of the Summary Compensation Table.

Employment Agreements

We have employment agreements with Mr. Bevis, our President and Chief Executive Officer, and with Mr. Corey, our Executive Vice President and Chief Operating Officer.

Mr. Bevis.   Effective December 21, 2006, after negotiations with Mr. Bevis and approval of the Compensation Committee, we amended and restated his employment agreement to extend the term from a term expiring January 1, 2008 to a term expiring July 31, 2010, to increase his base compensation from $650,000 per year to $675,000 per year (subject to discretionary increases), to provide that his bonus will be determined under the Management Incentive Plan for 2006 and later years, to update references to our other plans, and to make changes required by Section 409A of the Internal Revenue Code. The base salary adjustment went into effect for Mr. Bevis December 21, 2006, based on the process and factors described above in the Compensation Discussion and Analysis.

As amended, Mr. Bevis’ employment agreement calls for the adjusted base salary and MIP bonus as just described. The employment agreement also provides that Mr. Bevis will participate in bonus and incentive plans or arrangements which may be provided by the company from time to time to its senior executives, with award opportunities commensurate with this position, duties and responsibilities. The employment agreement expressly includes the Stock Plan and Cash Plan. However, as noted above, Mr. Bevis does not participate in the LTI Plan. The employment agreement also provides for an automobile allowance of $27,600 per year, and for our reimbursement of his country club dues and expenses up to $14,000 per year, tax and financial planning services up to $10,500 per year, and the cost and expenses of an annual physical examination up to $7,000 per year, all subject to appropriate documentation. Mr. Bevis is also entitled to at least four weeks paid vacation per year. Mr. Bevis also is eligible for other employee and fringe benefits made generally available to senior executives.

If Mr. Bevis’ employment is terminated without cause or he resigns for good reason, he will be entitled to receive salary continuation severance payments and continue to participate in our medical and dental plans for two years. We discuss these benefits in more detail under “Payments on Termination and Change of Control”, below. Mr. Bevis also is eligible for certain severance amounts if his employment is terminated due to his death or disability. For these purposes “cause” is the commission of a crime involving fraud, theft, dishonesty; engaging in willful or wrongful activities that are materially detrimental to the company; uncured material and willful breach of responsibilities as an employee or failure to comply with company directives; or impairment by alcohol or drugs. However “cause” does not include bad management decision-making or acts or omissions taken in good faith in the best interests of the company and reasonably believed not to have been improper or illegal. Mr. Bevis has the right to appear before the Board in connection with any termination for cause, and any such determination by the Board is subject to de novo review in any forum in which the issue is disputed. “Good reason” is an uncured and unconsensual assignment to Mr. Bevis of duties inconsistent with his position, the company’s material breach of the employment agreement (including failure to elect Mr. Bevis to the board or to reappoint him as President and Chief Executive Officer), any reduction in base salary or bonus opportunity, relocation of his business office more than 40 miles away, or a termination of employment by Mr. Bevis for any reason or no reason within the six months following a “liquidation event” (which has substantially the meaning described above in connection with the Cash Plan).

The employment agreement also provides for non-disclosure of confidential information and non-competition for one year following termination of employment with us. Mr. Bevis has agreed in his employment agreement that any inventions, improvements, technical or software developments, trademarks, patents and similar information relating to us or our business, products or services conceived, developed or made by him while employed by us belong to us.

Mr. Corey.   We have a four-year employment agreement with Mr. Corey, our Executive Vice President and Chief Operating Officer, effective June 10, 2005. The employment agreement provides for the payment of a base salary of $367,500, subject to discretionary increases. The employment agreement also provides that Mr. Corey will participate in all bonus and incentive plans or arrangements which may be provided by the company from time to time to its senior executives, with award opportunities commensurate with his position, duties and responsibilities. The employment agreement expressly excluded from these benefits the Pliant 2000 Stock Incentive Plan, the Pliant 2002 Stock Incentive Plan and any other equity based incentive or compensation plans, but included the Pliant 2004 Restricted Stock Incentive Plan. The agreement also provides for at least four weeks paid vacation per year, and includes non-disclosure of confidential information provisions and a non-compete provision for one year following termination of employment with us. Mr. Corey also is eligible for other employee and fringe benefits made generally available to senior executives.

If Mr. Corey’s employment is terminated without cause or he resigns for good reason, he will be entitled to receive severance payments and continue to participate in our medical and dental plans for two years, among other benefits. We discuss these benefits in more detail under “Payments on Termination and Change of Control”, below. Mr. Corey also is eligible for certain severance amounts if his employment is terminated due to his death or disability. For these purposes “cause” has the same definition as for

Mr. Bevis, including the right to appear before the Board of Directors in connection with any termination for cause. “Good reason” is an uncured and unconsensual assignment to Mr. Corey of duties inconsistent with his position, the company’s material breach of the employment agreement, any reduction in base salary, relocation of his business office more than 40 miles away, or a termination of employment by Mr. Corey for any reason or no reason within the six months following a “liquidation event” (as described above).

The employment agreement also provides for non-disclosure of confidential information. Mr. Corey has agreed in his employment agreement that any inventions, improvements, technical or software developments, trademarks, patents and similar information relating to us or our business, products or services conceived, developed or made by him while employed by us belong to us.

Mr. Kwederis.   Although we do not have formal employment contracts with other officers, our letter of February 2, 2005 confirming our employment offer to Joseph J. Kwederis, currently our Chief Financial Officer, outlines certain terms and conditions of his employment. The letter provides for the payment of a base annual salary of $200,000 and for three weeks annual vacation. It also provides that Mr. Kwederis will participate in the annual Management Incentive Plan and the 2004 Long Term Incentive Plan, as well as the salaried employees’ health and welfare benefit plans. The letter states that if Mr. Kwederis’ employment is involuntarily terminated without cause (as determined by our Board), he will be eligible for one year of severance pay in a lump sum and outplacement support. By letter dated August 26, 2005, the company confirmed Mr. Kwederis’ promotion to Chief Financial Officer and increased his base annual salary to $225,000.

Mr. Auburn.   Our correspondence of July 19, 2005, with Stephen T. Auburn, containing our offer and his acceptance of the position of our General Counsel, provides that if Mr. Auburn’s employment is involuntarily terminated without cause, or as a result of a change of control, he will be eligible for not less than 52 weeks of base salary continuation, subject to delivery of a release of employment-related claims and customary covenants.

Mr.Swanson.   Our letter of August 17, 2004 to Mr, Swanson confirms his participation in the LTI Plan and other plans and provides that if Mr. Swanson’s employment is involuntarily terminated without cause (as determined by our Board) he will be eligible for one year of base salary continuation and outplacement service.

Other Matters

Timing of Awards.   As discussed above, we currently have no stock option plan and granted no equity awards at all in 2006. The Series M Preferred Stock underlying the awards granted in 2007 under the Stock Plan is not publicly traded; and the value of the award and its accounting treatment are not particularly sensitive to the timing of the award.

Impact of Tax and Accounting Rules.   As discussed above, the forms of our executive compensation are largely dictated by our capital structure and have not been designed to achieve any particular accounting treatment. We do take tax considerations into account, both to avoid tax disadvantages, and obtain tax advantages where reasonably possible consistent with our compensation goals. (Tax advantages for our executives benefit us by reducing the overall compensation we must pay to provide the same after-tax income to our executives.)  Thus our plans are designed or are being reviewed to take account of “parachute” excise taxes under Section 280G of the Internal Revenue Code and to avoid deferred compensation plan failures under Section 409A of the Internal Revenue Code; and our Stock Plan provides compensation in the form of stock in part to permit potential capital gain treatment pursuant to Section 83(b) of the Internal Revenue Code for its participants (in the same manner as our actual common and Series AA preferred stockholders would receive on a liquidity transaction), as well as to solidify our executive’s interest with those of the stakeholders. Since we currently have no publicly traded common stock, we are not currently subject to the $1,000,000 limitation on deductions for certain compensation, though that rule will be considered if our common stock becomes publicly traded.

Recovery of Certain Awards.   We do not have a formal policy for recovery of bonuses paid on the basis of financial results which are subsequently restated. Under the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer must forfeit bonuses and incentive compensation paid on the basis of financial statements for which they were responsible and which have to be restated. In that event we would expect to recover such bonuses and incentive compensation. If and when the situation arises in other events we would consider our course of action in light of the particular facts and circumstances, including the culpability of the individuals involved.

Share Ownership Guidelines.   In view of our capital structure, share ownership guidelines for executive officers are not feasible. We provide for key management to have an equity-equivalent interest in our total enterprise value through the 2006 Plans discussed above.

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee of the Board of Directors has reviewed the Compensation Discussion and Analysis and discussed it with management, and based on such review and discussions recommends to the Board of Directors that the Compensation Discussion and Analysis be included in the Form 10-K.

Timothy J. Walsh (Chair)
John D. Bowlin
David G. Elkins

SUMMARY COMPENSATION TABLE

The table below summarizes the compensation of our named executive officers for 2006. As discussed above in the Compensation Discussion and Analysis, we did not grant stock options or other equity awards in 2006, so this table does not contain any columns for those types of awards.

Name and Principal Position (a)	Year (b)	Salary(1) ($) (c)		Bonus(2) ($) (d)		Non-equity Incentive Plan Compensation (3) ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)		All Other Compensation (4) ($) (g)	Total ($) (h)
Harold C. Bevis	2006	625,673	(5)	667,920	(6)	866,450	—		93,669	2,253,712
President and Chief Executive Officer
Joseph J. Kwederis	2006	241,442		123,750		226,834	—		46,664	638,690
Senior Vice President and Chief Financial Officer
R. David Corey	2006	380,221	(5)	202,125		370,495	—		14,345	967,186
Executive Vice President and Chief Operating Officer
Stephen T. Auburn	2006	241,442		123,750		226,834	—		11,225	603,251
Vice President and General Counsel
Kenneth J. Swanson	2006	236,831		122,335	(6)	61,167	0	(7)	7,775	428,108
Senior Vice President and President Specialty Products

(1)             This column includes the earnings of the final pay period of 2006 that were paid in 2007.

(2)             This column shows the annual bonus under our MIP, as discussed above in the Compensation Discussion and Analysis, earned for 2006 and actually paid in 2007.

(3)             This column shows the sum of the Emergence Bonus earned and paid in 2006 plus the deferred bonus under our LTI Plan earned in 2006 but scheduled for payment in 2008. The Emergence Bonus and the LTI Plan are discussed above in the Compensation Discussion and Analysis and amounts for these plans are shown in more detail in the Grants of Plan-Based Awards Table below.

(4)             This column reports matching contributions to our tax-qualified Section 401(k) plan on behalf of our named executive officers (which were $6,600 for each named executive officer), plus other compensation and personal benefits. Other compensation for Mr. Bevis includes $26,000 for services as a member of our Board of Directors. Personal benefits for all of our Schaumburg-based named executive officers (Messrs. Bevis, Kwederis, Corey, and Auburn) included indoor parking at our headquarters with an annual cost to us of $1500 for each individual. In addition, personal benefits for Mr. Bevis included a car allowance of $27,600, country club dues reimbursement of $14,000, tax and financial planning reimbursement of $10,500, and event tickets, spouse travel expenses, airline lounge membership and gifts totaling $7,169. Personal benefits for Mr. Kwederis included reimbursed moving expenses of $36,464 and event tickets, spouse travel expenses and gifts totaling $2,100. Personal benefits for Mr. Corey included event tickets, airline lounge membership and gifts totaling $6,245. Personal benefits for Mr. Auburn included event tickets, airline lounge membership and gifts totaling $2,900. Personal benefits for Mr. Swanson included spouse travel expenses and airline lounge memberships totaling $1,175.

(5)             This does not include $25,000 for Mr. Bevis and $14,135 for Mr. Corey in salary for 2006 actually paid in 2005 which were included in our report of Mr. Bevis’ and Mr. Corey’s  annual salary in our 2005 Form 10-K filed March 31, 2006.

(6)             This does not include $30,300 for Mr. Bevis and $70,200 for Mr. Swanson in 2005 MIP Bonus paid in 2006 after the 2005 Form 10-K was filed.

(7)             Mr. Swanson is the only named executive officer to have a pension benefit, which is described in connection with the “Pension Benefits” table below.

GRANTS OF PLAN BASED AWARDS

This table shows the deferred bonus of our named executive officers under the 2004 MIP Long-Term Incentive Plan, which will be paid in 2008 (if the executive is still employed on the payment date) and the threshold, target and maximum awards for the Emergence Bonus which was paid at the maximum achievement level in 2006. We describe those plans above in the Compensation Discussion and Analysis. As also discussed there, we did not grant stock options or other equity awards in 2006, so the table does not contain any columns for those kinds of awards. For that reason, and because no named executive officer exercised equity awards during 2006 or had equity awards outstanding at year end, we do not include any table of outstanding equity awards at fiscal year-end or of option exercises and stock vesting.

		Estimated Future Or Actual Payouts Under Non-Equity Incentive Plan Awards
Name (a)	Grant Date(1)(2) (b)	Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)
Harold C. Bevis	3/16/06	216,667	650,000	866,450
President and Chief Executive Officer
Joseph J. Kwederis	1/1/06	—	61,875	—
Senior Vice President and Chief Financial Officer	3/16/06	41, 250	123,750	164,959
R. David Corey	1/1/06	—	101,062	—
Executive Vice President and Chief Operating Officer	3/16/06	67,375	202,125	269,432
Stephen T. Auburn	1/1/06	—	61,875	—
Vice President and General Counsel	3/16/06	41,250	123,750	164,959
Kenneth J. Swanson	1/1/06	—	61,167	—
Senior Vice President and President Specialty Products

(1)          Awards granted January 1, 2006 represent benefits under our LTI Plan. The amount of the award was fixed by performance as of December 31, 2006 as 50% of the annual bonus earned under the 2006 MIP. The award is scheduled for payment in 2008 without further adjustment to the amount for earnings or other contingencies, other than the executive’s service to the payment date. These plans are described in more detail in the Compensation Discussion and Analysis, above. Under governing regulations, this deferred award is reported for 2006 and will not be reported again when paid (if the executive is employed on the payment date) in 2008.

(2)          Awards granted March 16, 2006 represent the Emergence bonus, described above in the Compensation Discussion and Analysis. This award was earned and paid at maximum in 2006.

Pension Benefits

We do not have any supplemental executive retirement plans and none of our named executive officers are entitled to any defined benefit pensions at all, other than Mr. Swanson. His pension benefit comes from our Defined Benefit Pension Plan. That plan provides a benefit (normally in the form of a life annuity beginning at age 65) of (i) 1.6% of final average compensation times years of credited services, minus (ii) 1.5% of the participant’s primary social security benefit times years of credited service (subject to a maximum offset). As discussed above in the Compensation Discussion and Analysis, that plan was amended to cease the entry of new participants effective January 1, 2003; and further accrual of accrued benefits was “frozen” for all non-union participants, including Mr. Swanson, effective June 30, 2004. The following table shows Mr. Swanson’s frozen accrued benefit.

Name (a)	Plan Name (b)	Number of Years Credited Service (#) (c)	Present Value of Accumulated Benefit ($) (d)	Payments During Last Fiscal Year ($) (e)
Harold C. Bevis	—	—	—	—
President and Chief Executive Officer
Joseph J. Kwederis	—	—	—-	—
Senior Vice President and Chief Financial Officer
R. David Corey	—	—	—	—
Executive Vice President and Chief Operating Officer
Stephen T. Auburn	—	—	—	—
Vice President and General Counsel
Kenneth J. Swanson(1)	Defined Benefit Pension Plan	11.4	$68,743	$0
Senior Vice President and President Specialty Products

(1)          Mr. Swanson’s frozen accrued benefit is $1,909.21 per month. This column would report increases in the present value of that frozen accrued benefit. However, in 2006, the present value actually decreased from $69,870 at December 31, 2005 to $68,743 at December 31, 2006, due to changes in the discount rate from 5.75% as of December 31, 2005 to 6.00% as of December 31, 2006. Under governing regulations a negative amount for this item is reported as $0. The calculation of present value is based on assumptions of: discount rate, 6.00%, pre-retirement mortality, none; post-retirement mortality, 1994 GAM; and retirement age, 62. In accordance with governing regulations the discount rate and mortality table are consistent with those used for the financial statement disclosures, and the assumed retirement age is the earliest age at which unreduced benefits are available.

PAYMENTS ON TERMINATION AND CHANGE OF CONTROL

The employment agreements for Messrs. Bevis and Corey, described above in the Compensation Discussion and Analysis, include provisions for benefits upon certain terminations of employment.

Mr. Bevis.   Upon any termination of employment (including voluntary resignation and termination for cause), Mr. Bevis is entitled to payment of accrued but unpaid base salary through the date of termination plus incurred but unreimbursed business expenses, and entitled to vested benefits under applicable plans, accrued vacation pay, and statutory benefits. Upon termination of employment for disability, Mr. Bevis is additionally entitled to payment of base salary until such time as disability benefits become payable under the company’s generally applicable long-term disability plan (a period of six months under our disability plan currently in place).

In addition, upon a termination without cause or for “good reason,” Mr. Bevis is entitled to:

•       salary continuation for a period of 24 months, payable monthly,

•       an amount equal to the bonus compensation for the calendar year before the year of termination, pro-rated according to the number of days he was an employee in the year of termination, and

•       continued participation in the company’s medical and dental plan for a period beginning on the termination date and lasting two years or until he becomes covered under a successor employer’s plan (or the company’s payment of the premium for a comparable policy if he cannot be covered under the company’s plans).

Although the employment agreement itself does not provide special or different benefits contingent upon termination in connection with a change of control, it provides that if Mr. Bevis incurs an excise tax under Section 280G of the Code by reason of “excess parachute payments,” the company will pay those excise taxes plus an additional tax gross-up amount such that after payment of all taxes on such additional amount Mr. Bevis retains a balance sufficient to pay such excise taxes.

The definitions of “cause” and “good reason” for purposes of these termination benefits are described above in the Compensation Discussion and Analysis in connection with Mr. Bevis’ employment agreement. As also noted there, the employment agreement provides for non-disclosure of confidential information and non-competition for one year following termination of employment with us. Mr. Bevis has agreed in his employment agreement that any inventions, improvements, technical or software developments, trademarks, patents and similar information relating to us or our business, products or services conceived, developed or made by him while employed by us belong to us.

Mr. Corey.   As with Mr. Bevis, upon any termination of employment (including voluntary resignation and termination for cause), Mr. Corey is entitled to payment of accrued but unpaid base salary through the date of termination plus incurred but unreimbursed business expenses, and entitled to vested benefits under applicable plans, accrued vacation pay, and statutory benefits. Upon termination of employment for disability, Mr. Corey is additionally entitled to payment of base salary until such time as disability benefits become payable.

In addition, upon a termination without cause or for “good reason,” Mr. Corey is entitled to:

•       salary continuation for a period of 24 months, payable monthly,

•       an amount equal to the incentive plan award under the applicable management incentive plan for the calendar year before the year of termination, pro-rated according to the number of days he was an employee in the year of termination,

•       a lump sum payment equal to two times the incentive plan award under the applicable management incentive plan for the calendar year before the year of termination, and

•       continued participation in the company’s medical and dental plan for a period beginning on the termination date and lasting two years or until he becomes covered under a successor employer’s plan (or the company’s payment of the premium for a comparable policy if he cannot be covered under the company’s plans).

As with Mr. Bevis, the employment agreement for Mr. Corey does not itself provide special or different benefits upon termination in connection with a change of control, but it provides that if Mr. Corey incurs an excise tax under Section 280G of the Code by reason of “excess parachute payments,” the company will pay those excise taxes plus an additional tax gross-up amount such that after payment of all taxes on such additional amount Mr. Bevis retains a balance sufficient to pay such excise taxes.

The definitions of “cause” and “good reason” for purposes of these termination benefits are described above in the Compensation Discussion and Analysis in connection with Mr. Corey’s employment agreement. As also noted there, the employment agreement provides for non-disclosure of confidential information and non-competition for one year following termination of employment with us. Mr. Corey has agreed in his employment agreement that any inventions, improvements, technical or software developments, trademarks, patents and similar information relating to us or our business, products or services conceived, developed or made by him while employed by us belong to us.

Mr. Kwederis.   As discussed above in the Compensation Discussion and Analysis, the employment correspondence with Mr. Kwederis entitles him to one year of severance pay in a lump sum and outplacement support in the event of his involuntary termination of employment without cause.

Mr. Auburn.   As discussed above in the Compensation Discussion and Analysis, the employment correspondence with Mr. Auburn entitles him to 52 weeks of base salary continuation if his employment is involuntarily terminated without cause or terminates as a result of a change of control.

Mr. Swanson.   As discussed above in the Compensation Discussion and Analysis, the benefit plan correspondence with Mr. Swanson entitles him to one year of base salary continuation and outplacement support in the event of his involuntary termination of employment without cause.

The following table shows the amounts to which Mr. Bevis, Mr. Corey, Mr. Kwederis, Mr. Auburn and Mr. Swanson would be entitled to in respect of those benefit items if a termination of employment entitling the executive to maximum benefits (whether or not accompanied by a change of control) occurred on December 31, 2006. The amounts below assume that the company’s costs of medical and dental plan would remain constant over the two-year continuation period for Messrs. Bevis and Corey and in view of the maximum two-year benefit period the table does not reduce periodic payments to present value. The value of outplacement is assumed to be 20% of the executive’s base compensation. We assume the parachute gross-up would not be triggered for either Mr. Bevis or Corey (because, among other things, their potential parachute payments are less than three times their respective base amounts).

	Salary Continuation		Prior Year Bonus	Lump Sum Of Two Times Bonus	Benefit Plan Continuation	Outplacement	Parachute Gross-Up	TOTAL
Harold C. Bevis	1,350,000	(1)	455,000	—	20,831	—	0	1,825,831
President and Chief Executive Officer
Joseph J. Kwederis	247,500	(2)	—	—	—	24,750	0	272,250
Senior Vice President and Chief Financial Officer
R. David Corey	735,000	(1)	128,625	257,250	20,831	—	0	1,141,706
Executive Vice President and Chief Operating Officer
Stephen T. Auburn	247,500	(3)	—	—	—	—	0	247,500
Vice President and General Counsel
Kenneth J. Swanson	238,702	(3)	—	—	—	23,870	0	262,572
Senior Vice President and President Specialty Products

(1)             Paid as salary continuation for two years.

(2)             Paid in a lump sum.

(3)             Paid as salary continuation for one year.

Director Compensation

We have standard compensation arrangements for our Board of Directors. Effective upon our emergence from bankruptcy reorganization on July 18, 2006, each member of the Board earns a base fee of $50,000 annually. Additionally, our non-executive chairman (Mr. Bowlin) earns a supplement of $50,000 annually, the chair of our audit committee (Mr. Davis) earns a supplement of $20,000 annually, each member of our audit committee earns a supplement of $10,000 annually, each member of each other committee earns a supplement of $10,000 annually, and the chair of each other committee earns a supplement of $5,000 annually. We do not provide equity or incentive compensation, deferred compensation, or pension arrangements for service as a director. The following table shows the compensation of directors for the last completed fiscal year. The amounts are less than full payment under the above fee schedule because a different schedule was in effect before and during our reorganization and not all of our directors served for the entire 2006 year.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Total ($) (h)
Harold C. Bevis	$26,000	$26,000
David G. Elkins	31,000	31,000
Eugene I. Davis	42,000	42,000
Edward A. Lapekas	32,000	32,000
John D. Bowlin	71,000	71,000
Timothy J. Walsh(1)	39,500	39,500
Steven McKenna(1)	26,000	26,000
Albert MacMillan	15,000	15,000

(1)          Messrs. Walsh and McKenna are managing directors of CCMP and are sitting on the Board of Directors at the request of J.P. Morgan Partners, LLC or its affiliates. Directors’ fees earned by them are paid to J.P. Morgan Partners, LLC.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table contains information with respect to the ownership of our New Common Stock and Series AA Preferred Stock as of March 13, 2007 by:

•       each person known to own beneficially more than 5% of our New Common Stock,

•       each of our directors,

•       each of our Named Executive Officers, and

•       all of our executive officers and directors as a group.

Pursuant to the Stockholders’ Agreement, the parties to that agreement have committed to vote their shares of common stock in the election of directors in the manner described in “Transactions between Pliant and Stockholders—The Stockholders Agreement.”

The amounts and percentages of shares beneficially owned are reported on the basis of Commission regulations governing the determination of beneficial ownership of securities. Under Commission rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

Except as otherwise indicated in these footnotes, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock.

	Number of Share of New Common Stock Beneficially Owned	Percent of Class		Number of Shares of Series AA Preferred Stock Beneficially Owned	Percent of Class
JP Morgan/Southwest Industrial Films LLC/Southwest Industrial Films II LLC/Flexible Films LLC/Flexible Films II LLC(1)(2)	50,087	50.09%		41,894	12.48%
Harbinger Capital Partners(3)	6,966	6.97%		—	*	%
King Street Capital L.P./King Street Capital Ltd./King Street Institutional Ltd./King Street Advisers, L.L.C./King Street Capital Management, L.L.C./O. Francis Biandi, Jr. and Brian J. Higgins(4)(5)	6,883	6.88%		60,776	18.11%
New York Life Capital Partners L.P(5)	6,377	6.38%		—	*	%
Bond Street Capital, L.L.C./Sam S. Kirn/UBS Willow Management, L.L.C./UBS Fund Advisor, L.L.C./PW Alternative Asset Management, Inc./UBS Willow Fund, LLC(6)	3,984	3.98%		35,212	10.49%
Harold C. Bevis	—	*	%	—	*	%
John D. Bowlin	—	*	%	—	*	%
Eugene I. Davis	—	*	%	—	*	%
David G. Elkins	—	*	%	—	*	%
Edward A. Lapekas	12	*	%	—	*	%
Stephen V. McKenna	—	*	%	—	*	%
Timothy J. Walsh	—	*	%	—	*	%
Stephen T. Auburn	—	*	%	—	*	%
R. David Corey	—	*	%	—	*	%
Greg E. Gard	17	*	%	17	*	%
James M. Kingsley	—	*	%	—	*	%
James l. Kaboski	—	*	%	—	*	%
Joseph J. Kwederis	—	*	%	—	*	%
Robert J. Maltarich	13	*	%	16	*	%
Andrew D. McLean	—	*	%	—	*	%
Kenneth J. Swanson	—	*	%	—	*	%
Fred D. Wampnar	3	*	%	5	*	%
All directors and executive officers as a group (12 persons)	45	0.04%		—	*	%

*                    Less than 1%.

(1)          Includes (i) 9,422 shares of New Common Stock held by JP Morgan, (ii) 22,697 shares of New Common Stock held by Southwest Industrial Films, LLC and 1,324 shares of New Common Stock held by Southwest Industrial Films II, LLC, (iii) 14,699 shares of New Common Stock and 36,998 shares of Series AA Preferred Stock held by Flexible Films LLC, and (iv) 1,945 shares of New

Common Stock and 4,896 of Series AA Preferred Stock held by Flexible Films II LLC.  The managing member of each of Southwest Industrial Films, LLC, Southwest Industrial Films II, LLC, Flexible Films, LLC and Flexible Films II, LLC is J.P. Morgan Partners (BHCA), L.P.  J.P. Morgan Partners (BHCA), L.P. is controlled by JPMP MasterFund Manager, L.P., its general partner which is controlled by J.P. Morgan Capital Corp. as its general partner.  J.P. Morgan Capital Corp. is a wholly owned subsidiary of JPMorgan Chase & Co., a publicly traded company (NYSE: JPM).  J.P. Morgan Partners (BHCA), L.P. owns 99.999% of Southwest Industrial Films, LLC, 100% of Southwest Industrial Films II, LLC, 99.9998% of Flexible Films LLC and 100% of Flexible Films II, LLC.   Voting and disposition decisions at JPMP Capital Corp. are made by three or more of its officers, and therefore no individual officer of JPMP Capital Corp. is the beneficial owner of the securities.  J.P. Morgan Partners (BHCA), L.P., Southwest Industrial Films, LLC, Southwest Industrial Films II, LLC, Flexible Films LLC and Flexible Films II, LLC each have an address of 270 Park Avenue 39th Floor, New York, New York 10017.

(2)          CCMP, a private equity firm formed in August 2006 by the former buyout/growth equity professionals of J.P. Morgan Partners, LLC, serves as investment advisor to JP Morgan. Mr. McKenna and Mr. Walsh are managing directors of CCMP.

(3)          The address of Harbinger Capital Partners is 555 Madison Avenue, 16th Floor, New York, New York 10022.

(4)          Includes (i) 2,253 shares of New Common Stock held by King Street Capital L.P., (ii) 4,184 shares of New Common Stock held by King Street Capital Ltd. and (iii) 446 shares of New Common Stock held by King Street Institutional Ltd. reflected on the accounts maintained by Bank of New York as the Company’s transfer agent. The address of King Street Capital L.P. and King Street institutional Ltd. is 65 East 55th Street, 30th Floor, New York, New York 10020. The mailing address of King Street Capital Ltd. is P.O. Box 92, Road Town, Tortola, British Virgin Islands. As disclosed in the Schedule 13G, described below in footnote (5), King Street Institutional Ltd. merged into King Street Capital Ltd.

(5)          As disclosed on Schedule 13G filed jointly by King Street Capital, L.P., King Street Capital, Ltd., King Street Advisers, L.L.C., King Street Capital Management, L.L.C., O. Francis Biondi, Jr. and Brian J. Higgins on December 31, 2006, because of relationships described therein, (i) King Street Capital, L.P. may be deemed to be the beneficial owner of 19,889 shares of Series AA Preferred Stock, (ii) King Street Capital, Ltd. may be deemed to be the beneficial owner of 40,887 shares of Series AA Preferred Stock, (iii) King Street Advisers, L.L.C. may be deemed to be the beneficial owner of 19,889 shares of  Series AA Preferred Stock, consisting of the shares of Series AA Preferred Stock owned by King Street Capital, L.P., (iv) King Street Capital Management, L.L.C. may be deemed to be the beneficial owner of 60,776 shares of  Series AA Preferred Stock, consisting of the shares of Series AA Preferred Stock which are beneficially owned by King Street Capital, L.P., King Street Capital, Ltd., (v) O. Francis Biondi, Jr. may be deemed to be the beneficial owner of  60,776 shares of  Series AA Preferred Stock, consisting of the shares of Series AA Preferred Stock which are beneficially owned by King Street Capital, L.P. and King Street Capital, Ltd. and (vi) Brian J. Higgins may be deemed to be the beneficial owner of  60,776 shares of  Series AA Preferred Stock, consisting of the shares of Series AA Preferred Stock which are beneficially owned by King Street Capital, L.P. and, King Street Capital, Ltd. The mailing address of King Street Capital, Ltd is P.O. Box 92, Road Town, Tortola, British Virgin Islands. The mailing address of New York Life Capital Partners LP is 51 Madison Avenue, Suite 3009, New York, New York 10020. The address of King Street Capital, L.P, King Street Advisers, L.L.C., and King Street Capital Management, L.L.C. is 65 East 55th Street, 30th Floor, New York, New York 10020-1080.

(6)          As disclosed on Schedule 13G filed jointly by Bond Street Capital, L.L.C., Sam S. Kim, UBS Willow Management, L.L.C., UBS Fund Adviser, L.L.C., PW Alternative Asset Management, Inc. and UBS Willow Fund, L.L.C. on December 31, 2006, because of relationships described therein, the reporting parties may be deemed to be the beneficial owners of 35,212 shares of Series AA Preferred Stock. The address of Bond Street Capital, L.L.C. and Sam S. Kim is 700 Palisade Avenue, Englewood Cliffs, New Jersey 07632. The address of UBS Willow Management, L.L.C., UBS Fund Adviser, L.L.C., PW Alternative Asset Management, Inc. and UBS Willow Fund, L.L.C. is 1285 Avenue of the Americas, New York, New York, 10016.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information relating to our equity compensation plans as of December 31, 2006. Our Series M Preferred Stock is closely held and not publicly traded. Therefore, our Board of Directors approves our equity compensation plan without obtaining approval directly from our shareholders.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))(1)
	(a)	(b)	(c)
Equity compensation plan approved by security holders	—	—	—
Equity compensation plan not approved by security holders	—	—	8,000
Total	—	—	8,000

(1)          As of December 31, 2006, no securities had been issued pursuant to our Stock Plan. On February 20, 2007, we issued 8,000 shares of our Series M Preferred Stock, to certain of our employees pursuant to our Stock Plan. The shares were issued for an aggregate purchase price of $160,000.

Our Stock Plan was not approved by security holders. The material features of this plan are described under Item 11, “Compensation Discussion and Analysis—Equity-related Compensation,” Item 13 “Certain Relationships and Related Transactions,” and in Note 2 to our consolidated financial statements.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management

Agreements with Executive Officers and Directors

Mr. Bevis.   On December 21, 2006, the Company entered into an amended Employment Agreement with its President and Chief Executive Officer, Harold C. Bevis. The agreement amended certain provisions of his current employment agreement to comply with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended. In addition, the amendment (1) increases Mr. Bevis’ annual base salary to $675,000, (2) extends Mr. Bevis’ employment term through July 31, 2010, (3) provides for Mr. Bevis’ eligibility to participate in (i) the Pliant Management Incentive Plan for each calendar year beginning in 2006, (ii) the Stock Plan and (iii) the Cash Plan, and (4) provides for certain additional perquisites in an amount not to exceed $60,000 per annum.

In addition, Mr. Bevis is entitled to receive an annual fee of $50,000 for serving on the board of directors, plus $1,000 for each special meeting of the board.

Mr. Corey.   We have a four-year employment agreement with Mr. Corey, our Executive Vice President and Chief Operating Officer, effective June 10, 2005. The employment agreement provides for the payment of a base salary of $367,500, subject to discretionary increases. The employment agreement also provides that Mr. Corey will participate in all bonus and incentive plans or arrangements which may be provided by the company from time to time to its senior executives, with award opportunities commensurate with his position, duties and responsibilities.

Mr. Kwederis.   Although we do not have formal employment contracts with other officers, our letter of February 2, 2005 confirming our employment offer to Joseph J. Kwederis, currently our Chief Financial Officer, outlines certain terms and conditions of his employment. The letter provides for the payment of a base annual salary of $200,000 and for three weeks annual vacation. It also provides that Mr. Kwederis will participate in the annual Management Incentive Plan and the 2004 Long Term Incentive Plan, as well as the salaried employees’ health and welfare benefit plans. The letter states that if Mr. Kwederis’ employment is involuntarily terminated without cause (as determined by our Board), he will be eligible for one year of severance pay in a lump sum and outplacement support. By letter dated August 26, 2005, the company confirmed Mr. Kwederis’ promotion to Chief Financial Officer and increased his base annual salary to $225,000.

Mr. Auburn.   Our correspondence of July 19, 2005, with Stephen T. Auburn, containing our offer and his acceptance of the position of our General Counsel, provides that if Mr. Auburn’s employment is involuntarily terminated without cause, or as a result of a change of control, he will be eligible for not less than 52 weeks of base salary continuation, subject to delivery of a release of employment-related claims and customary covenants.

Mr. Swanson.   Our letter of August 17, 2004 to Mr. Swanson confirms his participation in the LTI Plan and other plans and provides that if Mr. Swanson’s employment is involuntarily terminated without cause (as determined by our Board) he will be eligible for one year of base salary continuation and outplacement service.

Stock Plan and Cash Plan

The Stock Plan provides for the issuance to the Chief Executive Officer and other officers of the Company of Series M Preferred Stock that, when combined with awards under the Cash Plan, entitle such officers to a maximum of 8% of the equity value of the Company, in the aggregate. Participants in the Stock Plan and Cash Plan will only receive distributions upon the occurrence of certain extraordinary corporate transactions, such as a sale of all or substantially all of the Company’s assets or a change in control of the Company. The Stock Plan and Cash Plan are administered by the Board of Directors or a committee composed of non-employee directors.

On February 20, 2007, we issued 8,000 shares of our Series M Preferred Stock, to certain of our employees pursuant to our Stock Plan. The shares were issued for an aggregate purchase price of $160,000.

Each grant of the Series M Preferred Stock is governed by a Restricted Stock Agreement, dated as of February 20, 2007. The parties to each Restricted Stock Agreement agreed that, as of the date thereof, the fair market value of each share of Series M Preferred Stock was $103.

Because the Series M Preferred Stock has a fair market value in excess of the purchase price paid by the recipients of the Series M Preferred Stock, and it is contemplated that the holders of Series M Preferred Stock will file election under Section 83(b) under the Internal Revenue Code with respect to the shares of Series M Preferred Stock purchased, each purchaser of Series M Preferred Stock will recognize income of $83 per share in connection with their purchase of Series M Preferred Stock. In order to alleviate such tax consequences, the Compensation Committee of the Board of Directors approved the payment of cash bonuses to each of the purchasers of Series M Preferred, which were approximated to equal the income tax payable (on a grossed-up basis) by such grantees on account of the issuance of the Series M Preferred Stock. See Item 11, “Executive Compensation—Compensation Discussion and Analysis—Equity-Related Compensation.”

2004 Restricted Stock Incentive Plan

Pursuant to our reorganization, all former officers and directors who were holders of the Series B Preferred Stock issued under the 2004 Restricted Stock Incentive Plan received an amount equal to $5,258 per share in cash on account of each vested share, or portion thereof, of Series B Preferred Stock held by such holder. Holders of Series B Preferred Stock who are current directors or officers agreed to forego any distribution in consideration for their eligibility to participate in our new incentive programs. All unvested Series B Preferred Stock interests were cancelled, annulled and extinguished, and the holders thereof were not entitled to any distribution on account of such unvested shares.

Transactions Between Pliant and Stockholders

Registration Rights Agreement

On July 18, 2006, we entered into a Registration Rights Agreement that is binding on all parties receiving shares of our Series AA Preferred Stock, pursuant to the terms of our reorganization. The Registration Rights Agreement requires us to take all actions reasonably required to permit the Series AA Preferred Stock to be quoted on the NASDAQ OTC Bulletin Board as soon as practicable following July 18, 2006. The Registration Rights Agreement also provides that, at any time after the nine month and prior to the second anniversary of the effective date of the reorganization plan, certain holders of the Series AA Preferred Stock can require Pliant to register an underwritten public offering of the Series AA Preferred Stock.

The Stockholders’ Agreement

On July 18, 2006, we entered into the Stockholders’ Agreement that is binding on all parties receiving shares of our New Common Stock. The Stockholders’ Agreement provides for certain restrictions on transfer of the Common Stock and requires that all transferees of Common Stock become a party to the Stockholders’ Agreement. The Stockholders’ Agreement also grants to certain holders of New Common Stock the right to purchase their pro rata share of any new equity securities issued, subject to exceptions for acquisitions, management equity and certain other transactions. The Stockholders’ Agreement also contains “drag-along rights” that require all holders of New Common Stock to participate in and vote in favor of certain sales of the Company approved by the Board of Directors and certain holders of New Common Stock. The Stockholders’ Agreement also provides that the 5 (out of a total 7) members of the Board of Directors elected by the holders of a majority of the New Common Stock will consist of the chief executive officer of the Company and 4 members appointed by the holders of a majority of the New Common Stock held by persons defined as “permitted holders” under the indentures for our first and second lien notes. The Stockholders’ Agreement also provides that certain holders of New Common Stock will have demand registration rights following July 18, 2009 and additional demand and piggyback registration rights following an initial public offering of the New Common Stock.

Other Relationships

As of March 13, 2007, JP Morgan owned approximately 50.09% of our outstanding common stock, and 12.48% of our outstanding Series AA Preferred Stock. CCMP, a private equity firm formed in August 2006 by the former buyout/growth equity professionals of J.P. Morgan Partners, LLC, serves as an investment adviser to JP Morgan as to their investment in the Company.

Mr. Walsh and Mr. McKenna are managing directors of CCMP and in addition are limited partners of JPMP Master Fund Manager, L.P. (“Master Fund”), the indirect general partner of JP Morgan. Mr. McKenna and Mr. Walsh each disclaim any beneficial ownership of any shares beneficially owned by Master Fund or its affiliates (including affiliates of JP Morgan), except to the extent of their respective pecuniary interest therein, if any.

Transactions Between Pliant and Other Related Persons

Consulting Agreement with NB Consulting Group, LLC. We entered into a Consulting Agreement with NB Consulting Group, LLC for a term of one year, effective as of March 1, 2006, during which the NB Consulting Group will provide certain consulting services to us, as described in that agreement. Nathalie Bevis, Principal and Chief Executive Officer of NB Consulting Group, is the spouse of Harold C. Bevis, our President and Chief Executive Officer. Pursuant to the Agreement, NB Consulting Group will be paid $86.54/hour for performance of such services, and will not receive more than $180,000 on an annual basis. As Principal and Chief Executive Officer of NB Consulting Group, Mrs. Bevis derives benefit from this Agreement.

The Consulting Agreement was approved by the Compensation Committee on October 26, 2006 using the criteria set forth in the Company’s subsequently adopted Related Person Transaction Policy.

Related Person Transaction Policy

Policy and Procedures with Respect to Related Persons Transactions.   The Pliant Corporation Related Person Transaction Policy (the “Policy”), adopted on March 2, 2007, is a written policy governing the procedures for review, approval and ratification of certain Related Persons Transactions. Any transaction fitting the definition of Related Party Transaction, regardless of the amount in question, must be reviewed, and approved or ratified under the Policy. Only those Related Person Transactions that are found to be in, or not inconsistent with, the best interests of the Company and its stockholders will be approved. Pursuant to the Policy, the law department shall receive notice of any proposed Related Party Transaction. The General Counsel will assess any proposed transaction that involves an amount of $50,000 or less. The law department will submit to the Compensation Committee any transaction that involves an amount in excess of $50,000 and the Compensation Committee must consider all relevant facts and circumstances in its review.

The Policy also requires the Compensation Committee to review any pending, ongoing or completed Related Party Transactions that have not been previously approved or previously ratified under the Policy and to evaluate all options including ratification, amendment, termination or rescission. The Compensation Committee must review certain ongoing transactions at its first meeting of each fiscal year.

The Policy has adopted the definition of Related Person Transaction from Item 404, of the Regulation S-K rules, and covers transactions, arrangements or relationships between the Company, including any of its subsidiaries and: (i) any director, executive officer or nominee to one of these positions; (ii) any beneficial owner of more than 5% of any class of voting securities; (iii) any immediate family member of or person in the household of any director, executive officer, nominee, or more than 5% beneficial owner; (iv) any entity in which a director, executive officer, nominee or more than 5% beneficial owner is employed, is a general partner, principal or similar position, or more than 5% beneficial owner.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for professional services provided by our independent auditors in each of the last two fiscal years, in each of the following categories are:

	2006	2005
Audit fees	$1,331,975	$1,456,724
Audit-related fees	—	—
Tax fees	233,423	145,500
All other fees	—	—
	$1,565,398	$1,602,224

Fees for audit services include fees associated with the annual audit, the reviews of the Company’s quarterly reports on Form 10-Q, statutory audit requirements internationally, comfort letters and responses to Commission comments regarding Form S-1 and Form S-4 filings. Tax fees included tax planning and restructuring matters. Audit related fees included due diligence fees for acquisitions and advisory services related to Sarbanes-Oxley matters.

All audit and other fees paid to our independent auditor are pre-approved by the Audit Committee.

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)	Pliant Corporation and Subsidiaries Financial Statements:
Index to Financial Statements and Financial Statement Schedule
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements
(a)(2)	Financial Statement Schedule:
Schedule II—Valuation and Qualifying Accounts
The remaining schedules set forth in Regulation S-X have not been included because they are not applicable to our business.

INDEX TO EXHIBITS

Exhibit Number
2.1	Debtors’ Joint Plan of Reorganization (incorporated by reference to Exhibit 2 to the Current Report on Form 8-K filed by Pliant Corporation on March 20, 2006).
2.2

Debtors’ Second Amended Joint Plan of Reorganization, dated as of April 18, 2006 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Pliant Corporation on April 21, 2006).

2.3	Debtors’ Third Amended Joint Plan of Reorganization, dated as of June 5, 2006 (incorporated by reference to Exhibit 2 to the Current Report on Form 8-K filed by Pliant Corporation on June 7, 2006).
2.4

Debtors’ Fourth Amended Joint Plan of Reorganization, dated as of June 19, 2006 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Pliant Corporation on June 19, 2006).

3.1

Amended and Restated Certificate of Incorporation of Pliant Corporation, effective as of July 18, 2006 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Pliant Corporation on July 24, 2006).

3.2	Amended and Restated By-laws of Pliant Corporation, effective July 18, 2006 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by Pliant Corporation on July 24, 2006).
3.3	Form of Stock Certificate evidencing the Series AA Preferred Stock (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-A filed by Pliant Corporation on November 17, 2006).
4.1

Indenture, dated as of May 30, 2003, among Pliant Corporation, the Note Guarantors party thereto and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.6 to Pliant Corporation’s Registration Statement on Form S-1 (File No. 333-106432)).

4.2

Form of First Supplemental Indenture, dated as of April 30, 2004, among Pliant Corporation, the New Note Guarantor party thereto, the existing Note Guarantors party thereto and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.9 to Pliant Corporation’s Registration Statement on Form S-1 (File No. 333-115114)).

4.3

Form of Indenture, dated as of February 17, 2004, among Pliant Corporation, the Note Guarantors party thereto and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.8 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 26, 2004).

4.4

Form of Senior Secured Discount Note (incorporated by reference to Exhibit B to Exhibit 4.8 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 26, 2004).

4.5

Second Priority Security Agreement, dated as of May 30, 2003, among Pliant Corporation, the subsidiary guarantors party thereto and Wilmington Trust Company, as Collateral Agent (incorporated by reference to Exhibit 4.8 to Pliant Corporation’s Registration Statement on Form S-1 (File No. 333-106432)).

4.6

Form of Supplement No. 1 to Second Priority Security Agreement, dated as of April 30, 2004, among Uniplast Industries Co. and Wilmington Trust Company, as collateral agent (incorporated by reference to Exhibit 4.14 to Pliant Corporation’s Registration Statement on Form S-1 (File No. 333-115114)).

4.7

Form of Security Agreement dated as of February 17, 2004, among Pliant Corporation, the subsidiary guarantors party thereto and Wilmington Trust Company, as Collateral Agent (incorporated by reference to Exhibit 4.11 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 26, 2004).

4.8

Form of Canadian Security Agreement, dated as of February 17, 2004, among Uniplast Industries Co., the guarantors party thereto, and Wilmington Trust Company, as Collateral Agent (incorporated by reference to Exhibit 4.12 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 26, 2004).

4.9

Second Priority Pledge Agreement, dated as of May 30, 2003, among Pliant Corporation, the subsidiary guarantors party thereto and Wilmington Trust Company, as Collateral Agent (incorporated by reference to Exhibit 4.9 to Pliant Corporation’s Registration Statement on Form S-1 (File No. 333-106432)).

4.10

Form of Supplement No. 1 to Second Priority Pledge Agreement, dated as of April 30, 2004, among Uniplast Industries Co. and Wilmington Trust Company, as collateral agent (incorporated by reference to Exhibit 4.18 to Pliant Corporation’s Registration Statement on Form S-1 (File No. 333-115114)).

4.11

Form of Pledge Agreement dated as of February 17, 2004, among Pliant Corporation, the subsidiary pledgors party thereto and Wilmington Trust Company, as Collateral Agent (incorporated by reference to Exhibit 4.14 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 26, 2004).

4.12

Form of Canadian Pledge Agreement, dated as of February 17, 2004, among Uniplast Industries Co., the pledgors party thereto, and Wilmington Trust Company, as Collateral Agent (incorporated by reference to Exhibit 4.15 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 26, 2004).

4.13

Exchange and Registration Rights Agreement, dated as of May 31, 2000, among Pliant Corporation, the Note Guarantors party thereto, and Chase Securities, Inc. and Deutsche Bank Securities Inc., as Initial Purchasers (incorporated by reference to Exhibit 4.3 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).

4.14

Exchange and Registration Rights Agreement, dated as of April 10, 2002, among Pliant Corporation, the Note Guarantors party thereto, and J.P. Morgan Securities, Inc. and Deutsche Bank Securities Inc., as Initial Purchasers (incorporated by reference to Exhibit 4.7 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-86532)).

4.15

Exchange and Registration Rights Agreement, dated as of May 30, 2003, among Pliant Corporation, the Note Guarantors party thereto, and J.P. Morgan Securities Inc., Deutsche Bank Securities, Inc. and Credit Suisse First Boston LLC, as Initial Purchasers (incorporated by reference to Exhibit 4.12 to Pliant Corporation’s Registration Statement on Form S-1 (File No. 333-106432)).

4.16

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

4.18

Exchange and Registration Rights Agreement, dated as of May 6, 2005 (incorporated by reference to Exhibit 4.26 to Post-Effective Amendment No. 2 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-114608)).

4.19

Indenture, dated as of July 18, 2006, among Pliant Corporation, certain subsidiaries of Pliant Corporation, and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Pliant Corporation on July 24, 2006).

4.20

First Supplemental Indenture, dated as of July 18, 2006, with respect to the Amended and Restated Indenture, dated as of May 6, 2005, among Pliant Corporation, certain subsidiaries of Pliant Corporation, and Wilmington Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Pliant Corporation on July 24, 2006).

4.21

Stockholders’ Agreement, dated as of July 18, 2006, among Pliant Corporation and holders of Pliant Corporation’s Common Stock (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Pliant Corporation on July 24, 2006).

4.22

Registration Rights Agreement, dated as of July 18, 2006, among Pliant Corporation and holders of Pliant Corporation’s Series AA Redeemable Preferred Stock (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by Pliant Corporation on July 24, 2006).

10.1

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

10.2

Restricted Stock Agreement, dated as of May 31, 2000, between Pliant Corporation and Jack E. Knott (incorporated by reference to Exhibit 10.17 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).

10.3

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

10.5

Release Agreement, dated December 31, 2004, between Pliant Corporation and Brian Johnson (incorporated by reference to Exhibit 10.62 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005).

10.6

Letter Agreement, dated January 26, 2005, between Pliant Corporation and James Ide (incorporated by reference to Exhibit 10.63 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005).

10.7

Severance and Release Agreement, dated as of March 18, 2005, between Pliant Corporation and Lori Roberts (incorporated by reference to Exhibit 10.64 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005).

10.8

Pliant Corporation 2004 Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.65 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005).

10.9

Pliant Corporation 2004 MIP Long Term Incentive Plan (incorporated by reference to Exhibit 10.66 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005).

10.10

Fourth Amendment to the Pliant Corporation Defined Benefit Pension Plan (incorporated by reference to Exhibit 10.69 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005).

10.11

Buy Out Agreement, dated January 5, 2005, among Pliant Corporation, Pliant Investment, Inc. and Supreme Plastics Group PLC (incorporated by reference to Exhibit 10.70 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005).

10.12

Assignment of Limited Liability Company Interests, dated January 5, 2005, between Pliant Investment, Inc. and Supreme Plastics Group PLC (incorporated by reference to Exhibit 10.71 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005).

10.13

Agreement for Purchase and Sale of Assets, dated July 12, 2004, among Pliant Corporation, Pliant Solutions Corporation and Kittrich Corporation (incorporated by reference to Exhibit 10.1 to Pliant Corporation’s Current Report on Form 8-K filed on October 6, 2004).

10.14

Management Incentive Compensation Plan, effective as of January 1, 2005, between Pliant Corporation and certain eligible officers (incorporated by reference to Exhibit 10.1 to Pliant Corporation’s Current Report on Form 8-K filed on June 9, 2005).

10.15

Severance and Release Agreement, effective as of March 18, 2005, between Pliant Corporation and Lori Roberts (incorporated by reference to Exhibit 10.64 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005).

10.16

Employment Agreement, dated June 10, 2005, between Pliant Corporation and R. David Corey (incorporated by reference to Exhibit 10.6 to Pliant Corporation’s Current Report on Form 8-K filed by on June 9, 2005).

10.17

Working Capital Credit Agreement, dated as of July 18, 2006, among Pliant Corporation, certain subsidiaries of Pliant Corporation, the lenders party thereto, Merrill Lynch Bank USA, as administrative agent, and Merrill Lynch Commercial Finance Corp., as sole lead arranger and book manager (incorporated by reference to Exhibit 10.1 to Pliant Corporation’s Quarterly Report on 10-Q for the quarter ended September 30, 2006 filed November 14, 2006).

10.18

Fixed Asset Credit Agreement, dated as of July 18, 2006, among PliantCorporation Pty Ltd., Pliant Corporation of Canada Ltd., Pliant Film Products GmbH, Aspen Industrial, S.A. de C.V., the lenders party thereto, Merrill Lynch Bank USA, as administrative agent, and Merrill Lynch Commercial FinanceCorp., as sole lead arranger and book manager (incorporated by reference to Exhibit 10.2 to Pliant Corporation’s Quarterly Report on 10-Q for the quarter ended September 30, 2006 filed November 14, 2006).

10.19

Pliant Corporation 2006 Restricted Stock Incentive Plan, dated as of July 18, 2006 (incorporated by reference to Exhibit 10.3 to Pliant Corporation’s Quarterly Report on 10-Q for the quarter ended September 30, 2006 filed November 14, 2006).

10.20

Pliant Corporation Deferred Cash Incentive Plan adopted as of July 18, 2006 (incorporated by reference to Exhibit 10.4 to Pliant Corporation’s Quarterly Report on 10-Q for the quarter ended September 30, 2006 filed November 14, 2006).

10.21

Employment Agreement, dated December 21, 2006, by and between Pliant Corporation and Harold C. Bevis (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed by Pliant Corporation on December 22, 2006).

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

By	/s/ HAROLD C. BEVIS
Harold C. Bevis, Chief Executive Officer and Director (Principal Executive Officer)
By	/s/ JOSEPH J. KWEDERIS
Joseph J. Kwederis, Chief Financial Officer (Principal Financial and Accounting Officer)
By	/s/ JOHN D. BOWLIN
John D. Bowlin, Director
By	/s/ EDWARD A. LAPEKAS
Edward A. Lapekas, Director
By	/s/ EUGENE I. DAVIS
Eugene I. Davis, Director
By	/s/ DAVID G. ELKINS
David G. Elkins, Director
By	/s/ TIMOTHY J. WALSH
Timothy J. Walsh, Director
By	/s/ STEPHEN V. MCKENNA
Stephen V. McKenna, Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Pliant Corporation

We have audited the accompanying consolidated balance sheets of Pliant Corporation and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, cash flows and changes in stockholders’ deficit for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pliant Corporation and Subsidiaries at December 31, 2006 and 2005 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, effective for the fiscal year ended December 31, 2006, the Company adopted certain provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”.

/s/ ERNST & YOUNG, LLP
Chicago, Illinois
March 23, 2007

PLIANT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2006 and 2005 (Dollars in Thousands, Except per Share Data)

	2006	2005
ASSETS
CURRENT ASSETS :
Cash and cash equivalents	$4,199	$12,802
Receivables:
Trade accounts, net of allowances of $3,751 and $5,672, respectively	137,042	133,268
Other	3,435	4,416
Inventories	100,103	106,826
Prepaid expenses and other	7,279	7,222
Income taxes receivable	998	1,074
Deferred income taxes	13,754	11,424
Total current assets	266,810	277,032
PLANT AND EQUIPMENT, net	304,443	294,993
GOODWILL	72,257	182,245
OTHER INTANGIBLE ASSETS, net	12,389	14,719
OTHER ASSETS	21,858	51,916
Total assets	$677,757	$820,905
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt and debt in default	$975	$973,244
Trade accounts payable	81,231	52,000
Accrued liabilities:
Interest payable	10,055	34,359
Customer rebates	7,403	9,538
Other	44,463	41,307
Total current liabilities	144,127	1,110,448
LONG-TERM DEBT, net of current portion	736,656	8,451
OTHER LIABILITIES	29,446	34,677
DEFERRED INCOME TAXES	31,287	31,575
SHARES SUBJECT TO MANDATORY REDEMPTION	—	270,689
Total liabilities	941,516	1,455,840
REDEEMABLE PREFERRED STOCK:
Series B—720 shares authorized, no par value, 628 shares outstanding at December 31, 2005	—	102
REDEEMABLE COMMON STOCK—no par value; 60,000 shares authorized; 10,873 shares outstanding as of December 31, 2005, net of related stockholders’ notes receivable of $1,827	—	6,645
STOCKHOLDERS’ DEFICIT:
Redeemable Preferred Stock—Series AA—335,650 shares authorized, par value $.01 per share, with a redemption and liquidation value of $1,000 per share plus accumulated dividends, 335,592 shares outstanding at December 31, 2006 and no shares outstanding at December 31, 2005	198,899	—
Redeemable Preferred Stock—Series M—8,000 shares authorized, par value $.01 per share, no shares outstanding at December 31, 2006 and December 31, 2005	—	—
Common stock—par value $.01 per share; 100,050,000 shares authorized, 100,003 shares outstanding at December 31, 2006 and no shares outstanding at December 31, 2005	1	—
Common stock—no par value; 10,000,000 shares previously authorized, no shares outstanding at December 31, 2006 and 542,618 share outstanding at December 31, 2005	—	103,376
Paid in capital	154,521	—
Warrants to purchase common stock	—	39,133
Accumulated deficit	(598,934)	(763,940)
Stockholders’ notes receivable, net of reserves of $2,487 and $0	—	(660)
Accumulated other comprehensive loss	(18,246)	(19,591)
Total stockholders’ deficit	(263,759)	(641,682)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$677,757	$820,905

See notes to consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2006, 2005 and 2004 (Dollars in Thousands)

	2006	2005	2004
NET SALES	$1,158,995	$1,072,840	$968,680
COST OF SALES	1,017,771	939,709	826,819
Gross profit	141,224	133,131	141,861
OPERATING EXPENSES:
Selling, general and administrative	71,318	77,051	81,058
Research and development	8,707	8,705	6,489
Impairment of goodwill	109,984	—	—
Impairment of fixed assets	280	—	359
Restructuring and other costs	(641)	2,436	2,108
Reorganization costs	82,369	3,802	—
Total operating expenses	272,017	91,994	90,014
OPERATING INCOME (LOSS)	(130,793)	41,137	51,847
INTEREST EXPENSE—Current and Long Term debt	(79,657)	(114,294)	(110,353)
INTEREST EXPENSE—Dividends and accretion on Redeemable Preferred Stock	(271)	(40,778)	(35,325)
GAIN ON EXTINGUISHMENT OF DEBT	393,665	—	—
OTHER INCOME (EXPENSE), net	2,142	4,082	(737)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	185,086	(109,853)	(94,568)
INCOME TAX EXPENSE (BENEFIT):
Current	2,352	1,112	1,794
Deferred	(2,343)	905	(205)
Total income tax expense	9	2,017	1,589
INCOME (LOSS) FROM CONTINUING OPERATIONS	185,077	(111,870)	(96,157)
DISCONTINUED OPERATIONS
Loss from discontinued operations	—	(1,096)	(7,395)
Loss on sale of discontinued operations	—	—	(10,370)
LOSS FROM DISCONTINUED OPERATIONS	—	(1,096)	(17,765)
NET INCOME (LOSS)	$185,077	$(112,966)	$(113,922)

See notes to consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the years Ended December 31, 2006, 2005 and 2004 (In Thousands)

	Preferred Stock				Common Stock
	Series AA		Series M		Delaware Corporation			Utah Corporation					Accumulated
										Warrants		Stockholders’	Other
							Paid In			to Purchase	Accumulated	Notes	Comprehensive
Total	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	CommonStock	Deficit	Receivable	Loss
Balance-December 31, 2003	$(407,124)	—	$—	—	$—	—	$—	$—	543	$103,376	$39,133	$(537,052)	$(660)	$(11,921)
Comprehensive loss:
Net Loss	(113,922)											(113,922)
Minimum pension liability adjustment, net of taxes	(3,888)													(3,888)
Fair value change in interest rate derivatives classified as cash flow hedges, net of taxes	2,220													2,220
Foreign currency translation adjustment	1,746													1,746
Comprehensive Loss	(113,844)
BALANCE-December 31, 2004	$(520,968)	—	$—	—	$—	—	—	—	543	$103,376	$39,133	$(650,974)	$(660)	$(11,843)

Comprehensive loss:
Net Loss	(112,966)											$(112,966)
Minimum pension liability adjustment, net of taxes	(5,861)													(5,861)

Foreign currency translation adjustment	(1,887)													(1,887)

Comprehensive Loss	(120,714)
BALANCE-December 31, 2005	$(641,682)	—	$—	—	$—	—	—	—	543	$103,376	$39,133	$(763,940)	$(660)	$(19,591)

Reorganization
Issuance of Delaware Corporation stock	178,827	335	$178,828	—	$—
Issuance of Delaware Corporation stock	$3,516					100	$1	$3,515
Retirement of Utah Corporation Stock	$9,157							$151,006	(543)	$(103,376)	$(39,133)	$—	$660
	$(450,182)	335	$178,828	—	$—	100	$1	$154,521	—	$—	$—	$(763,940)	$—	$(19,591)
Comprehensive income:
Net Income	185,077					—	—		—	—	—	$185,077	$—
Minimum pension liability adjustment, net of taxes	2,336													$2,336
Foreign currency translation adjustment	(142)													$(142)
Comprehensive income	187,271
Preferred stock dividends	—		20,071									(20,071)
Adjustment to initially apply SFAS 158, net of taxes	(849)													(849)
BALANCE-December 31, 2006	$(263,759)	335	$198,899	—	$—	100	$1	$154,521	—	$—	$—	$(598,934)	$—	$(18,246)

See notes to consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006, 2005 and 2004 (Dollars in Thousands)

	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$185,077	$(112,966)	$(113,922)
Adjustments to reconcile net income (loss) to net cash provided by (used in) continuing operating activities:
Depreciation and amortization	40,630	40,538	41,051
Impairment of fixed assets	280	—	359
Amortization and write-off of deferred financing costs and accretion of debt discount	22,632	15,244	35,072
Payment-in-kind interest on debt	32,635	19,678	—
Deferred dividends and accretion on preferred shares	271	40,778	35,325
Write off of original issue debt discount and premium	30,458	—	—
Deferred income taxes	(2,343)	905	(205)
Provision for losses on accounts receivable	404	2,608	1,600
Loss from discontinued operations	—	1,096	13,770
Write down of impaired assets of discontinued operations	—	—	3,995
Non-cash plant closing costs	—	—	1,443
Write down of impaired goodwill	109,984	—	—
(Gain) or loss on disposal of assets	(1,870)	(4,452)	546
Gain on extinguishment of debt	(393,665)	—	—
Curtailment gain	—	—	1,562
Minority Interest	—	(33)	(258)
Changes in operating assets and liabilities:
Trade accounts receivable	(3,550)	(19,391)	(22,110)
Other receivables	1,033	3,658	3,957
Inventories	6,997	(12,406)	(9,059)
Prepaid expenses and other	(523)	(3,173)	(202)
Intangible assets and other assets	7,444	(5,683)	2,443
Trade accounts payable	29,874	(44,776)	6,408
Accrued liabilities	(2,750)	19,993	1,137
Income taxes payable/receivable	472	(1,376)	1,258
Other liabilities	(3,923)	2,688	(5,614)
Net cash provided by (used in) continuing operating activities	59,567	(57,070)	(1,444)
Cash flows from continuing investing activities:
Capital expenditures for plant and equipment	(40,521)	(33,502)	(24,090)
Proceeds from sale of assets	2,677	5,190	6,450
Net cash used in continuing investing activities	(37,844)	(28,312)	(17,640)
Cash flows from continuing financing activities:
Payment of financing fees	(8,799)	(12,130)	(9,864)
Net proceeds (net of repurchases) from issuance of common stock, preferred stock and warrants	(76)	(12)	117
Proceeds from issuance of senior discount notes and subordinated debt	—	—	225,299
Borrowings under revolver	113,579	106,924	24,000
Repayments of revolver and term debt due to refinancing	(130,924)	—	(214,085)
Payments of capital lease obligations	(1,638)	(2,048)	—
Net cash provided by (used in) continuing financing activities	(27,858)	92,734	25,467
Discontinued Operations:
Cash used in operations	—	(195)	(4,495)
Cash used in investing activities—capital expenditures	—	—	(348)
Total cash used in discontinued operations	—	(195)	(4,843)
Effect of exchange rate changes on cash and cash equivalents	$(2,468)	$65	$733
Net increase (decrease) in cash and cash equivalents	(8,603)	7,222	2,272
Cash and cash equivalents, beginning of the year	12,802	5,580	3,308
Cash and cash equivalents, end of the year	$4,199	$12,802	$5,580
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$41,748	$60,890	$80,411
Income taxes	$2,185	$2,507	$1,647
Supplemental schedule of noncash investing and financing activities:
Plant and equipment acquired under capital leases	$7,401	$4,392	$5,058

See notes to consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies

Nature of operations   Pliant Corporation and its subsidiaries (collectively “Pliant” or the “Company”) produce polymer-based (plastic), value-added films for flexible packaging, personal care, medical, agricultural and industrial applications. Our manufacturing facilities are located in the United States, Canada, Mexico, Germany and Australia.

Principles of Consolidation   The consolidated financial statements include the accounts of Pliant Corporation and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Bankruptcy Filing   On January 3, 2006, Pliant and ten subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”). The cases are being jointly administered under the caption “In re: Pliant Corporation, et al., Case No. 06-10001”. Three of Pliant’s subsidiaries with Canadian operations commenced ancillary proceedings in a Canadian court to recognize the bankruptcy proceedings as “foreign proceedings” pursuant to Canada’s Companies’ Creditors Arrangement Act (“CCAA”). Pliant’s subsidiaries in Australia, Germany and Mexico were not included in the filings.

In connection with the bankruptcy proceedings, the Company entered into a post-petition debtor-in-possession financing facility with certain lenders led by General Electric Capital Corporation that provided for a maximum of approximately $68.8 million of additional post-petition financing, subject to borrowing base availability. The Company continued to operate in the normal course of business during the reorganization process and all of its 23 manufacturing and research and development facilities around the world remained open and continued to serve customers.

On June 19, 2006, the Company filed with the Bankruptcy Court its Fourth Amended Joint Plan of Reorganization (the “Plan”) which was approved by the Bankruptcy Court on June 23, 2006. On July 18, 2006, the Company consummated its reorganization through a series of transactions contemplated in the Plan. See Note 2—Reorganization for further details. On July 18, 2006, the Company filed with the Bankruptcy Court a notice announcing the effectiveness of the Plan and the Company emerged from bankruptcy.

American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), applies to the Company’s financial statements while the Company operates under the provisions of Chapter 11. SOP 90-7 generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization of the business are reported separately as reorganization costs in the statements of operations. Liabilities affected by implementation of a plan of reorganization are reported at amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, reorganization related items that significantly impact cash provided by continuing operations are disclosed separately in the statement of cash flows.

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

Accounts Receivable   Accounts receivable consist primarily of amounts due to the Company from its normal business activities. Accounts receivable amounts are determined to be past due when the amount is overdue based on contractual terms. The Company maintains an allowance for doubtful accounts to reflect the expected uncollectibility of accounts receivable based on past collection history and specific risks identified among uncollected amounts. Accounts receivable are charged off against the allowance for doubtful accounts when we have determined that the receivable will not be collected. Collateral is generally not required for accounts receivable. Two customers represented approximately 13% of consolidated receivables at December 31, 2006 and two customers represented approximately 14% of consolidated receivables at December 31, 2005.

Inventories   Inventories consist principally of finished film and packaging products and the raw materials necessary to produce them. Inventories are carried at the lower of cost (on a first-in, first-out basis) or market value. Resin costs comprise the majority of our total manufacturing costs. Resin shortages or significant increases in the price of resin could have a significant adverse effect on the Company’s business.

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

Goodwill and Other Intangible Assets   Goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to an annual impairment test based on the fair value of the assets. Amortization of other intangible assets is computed using the straight-line method over the estimated economic useful lives of 5-15 years. The Company evaluates the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the discounted cash flow method, a variation of the income approach, and the guideline company approach, a variation of the market approach. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. (See Note 6)

Impairment of Long-Lived Assets   When events or conditions indicate a potential impairment, the Company evaluates the carrying value of long-lived assets, including amortizable intangible assets, based upon current and expected undiscounted cash flows, and recognizes an impairment when the estimated undiscounted cash flows are less than the carrying value of the asset. Measurement of the amount of impairment, if any, is based upon the difference between the asset’s carrying value and fair value.

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

Income Taxes   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. The Company, like other multi-national companies, is regularly audited by federal, state and foreign tax authorities, and tax assessments may arise several years after tax returns have been filed. Accordingly, tax reserves have been recorded when, in management’s judgment, it is not probable that the Company’s tax position will ultimately be sustained. While predicting the outcome of the audits involves uncertainty and requires estimates and informed judgments, the Company believes that the recorded tax liabilities are adequate and appropriate. The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to or further interpretation of regulations. Income tax expense is adjusted in the period in which these events occur or when the statute of limitations for a specific exposure item has expired.

Derivative Financial Instruments   The Company’s borrowings under the credit facilities are at variable rates of interest and expose us to interest rate risk. The Company periodically utilizes interest rate derivative contracts to reduce the effect of interest rate increases. (See Note 7).

Foreign Currency Translation   The accounts of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and an average exchange rate for each month for revenues, expenses, gains and losses. Transactions are translated using the exchange rate at each transaction date. Where the local currency is the functional currency, translation adjustments are recorded as a separate component of stockholders’ equity (deficit). Where the U.S. dollar is the functional currency, translation adjustments are recorded in other income within current operations.

Shipping and Handling Costs.   Shipping and handling costs are included in cost of sales.

Accounting For Stock-Based Compensation Plans   As of December 31, 2006, the Company had no stock based compensation plans for which grants were issued. For 2005 and 2004, the Company applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock-based compensation plans as they relate to employees and directors. Had compensation cost for all the outstanding options been determined in accordance with SFAS No. 123, “Accounting for Stock-Based

Compensation,” our net loss for the years ended December 31, 2005 and 2004 would have been the following pro forma amounts (in thousands):

	2005	2004
As reported	$(112,966)	$(113,922)
Pro forma stock compensation expense	(47)	(289)
Pro forma	$(113,013)	$(114,211)

The fair market value of each option was estimated on the date of grant using the Black-Scholes option valuation model based on the following assumptions for 2005 and 2004 grants, respectively: risk free rate of return of 4.0% in 2005 and 2004; expected life of 4 years to 9 years; dividend yield of 0%; and volatility of 40%, The weighted average fair value of the options as determined by the minimum value option-pricing model was $146 per share for 2005 and 2004.

Reclassifications   Certain reclassifications have been made to the consolidated financial statements for comparative purposes. In 2005, the Company began separately disclosing the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.

New Accounting Pronouncements   In December 2004, the FASB issued SFAS 123(R) (revised December 2004), “Share-Based Payment”, which is a revision of SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” This statement requires that the fair value at the grant date resulting from all share-based payment transactions be recognized in the financial statements. Further, SFAS 123(R) requires entities to apply a fair-value based measurement method in accounting for these transactions. This value is recorded over the vesting period. The Company adopted SFAS 123(R) effective January 1, 2006. No grants were awarded or exercised in 2006 and all outstanding grants were forfeited in connection with our emergence from bankruptcy. Had the Company adopted SFAS 123(R) in prior periods, the impact of the standard would have been approximately the impact described in the disclosure of pro forma loss presented above in this note to the consolidated financial statements.

In July 2006, the FASB issued Statement of Financial Accounting Standards Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.”  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.”  FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company intends to adopt FIN 48 effective January 1, 2007 as required. The cumulative affect of adopting FIN 48 will be reported as an adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  SFAS 158 requires an employer to recognize a plan’s funded status in its statement of financial position, measure a plan’s assets and obligations as of the end of the employer’s fiscal year and recognize the changes in a defined benefit postretirement plan’s funded status in comprehensive income in the year in which the changes occur. SFAS 158’s requirement to recognize the funded status of a benefit plan and new disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company adopted the measurement, recognition  and disclosure provisions of SFAS No. 158 at December 31, 2006.

2.    Reorganization

On January 3, 2006, Pliant and ten subsidiaries filed voluntary petitions in the Bankruptcy Court seeking relief under the Bankruptcy Code. Three of the Company’s subsidiaries with Canadian operations commenced ancillary proceedings in a Canadian court to recognize the Chapter 11 bankruptcy proceedings as “foreign proceedings.”  The Company’s operations in Mexico, Germany, and Australia were not included in the Chapter 11 filing.

On June 19, 2006, the Company filed with the Bankruptcy Court the Plan which was approved by the Bankruptcy Court on June 23, 2006. On July 18, 2006, the Company consummated its reorganization through a series of transactions contemplated in the Plan and filed with the Bankruptcy Court a notice announcing the effectiveness of the Plan.

On July 18, 2006, pursuant to the Plan, the Company also effected the following transactions:

•       changed its state of incorporation from Utah to Delaware;

•       extinguished its Series B Redeemable Preferred Stock, no par value (“Series B Preferred Stock”);

•       issued (i) an aggregate principal amount of $34,967,000 of 13% Senior Subordinated Notes due 2010 (the “New Subordinated Notes”),  (ii) 335,592 shares of Series AA Redeemable Preferred Stock, par value $.01 per share (“Series AA Preferred Stock”), and (iii) 100,003 shares of new common stock, par value $.01 per share (“New Common Stock) in exchange for (A) all of its 13% Senior Subordinated Notes due 2010 (the “2000/2002 Notes”), (B) all of its Series A Cumulative Exchangeable Redeemable Preferred Stock, no par value (the “Series A Preferred Stock”), (C) its existing common stock (“Old Common Stock”) and (D) warrants to purchase its Old Common Stock;

•       made cash payments to the applicable trustee of (A) $3,200,000 for further distribution to the holders of the 2000/2002 Notes and (B) $18,529,375.55 ($4 million of which was a consent fee and the balance of which was the missed March 1, 2006 interest payment and the interest owed on that interest payment) for further distribution to the holders of its 11 1/8 % Senior Secured Notes due 2009 (the “2003 Notes”) and reinstated the 2003 Notes;

•       reinstated its 11.35% (formerly 11 1/8%) Senior Secured Discount Notes due 2009 (the “2004 Notes”) and its 11.85% (formerly 11 5/8%) Senior Secured Notes due 2009 (the “Amended 2004 Notes”) and increased the interest rate on the 2004 Notes and the Amended 2004 Notes by .225%;

•       entered into (i) a Working Capital Credit Agreement, among the Company, certain of its subsidiaries, the lenders party thereto, Merrill Lynch Bank USA, as administrative agent, and Merrill Lynch Commercial Finance Corp., as sole lead arranger and book manager (the “Working Capital Credit Agreement”), and (ii) a Fixed Asset Credit Agreement, among Pliant Corporation Pty Ltd., Pliant Corporation of Canada Ltd., Pliant Film Products GmbH and Aspen Industrial, S.A. de C.V., as borrowers, the lenders party thereto, Merrill Lynch Bank USA, as administrative agent, and Merrill Lynch Commercial Finance Corp., as sole lead arranger and book manager (the “Fixed Asset Credit Agreement, and together with the Working Capital Credit Agreement, the “Exit Credit Facilities”) to replace the amended revolving credit facility dated November 21, 2005 (the “Amended and Restated Credit Agreement”) and the Senior Secured, Super Priority, Priming Debtor-in-Possession Credit Agreement dated as of January 4, 2006 (the “DIP Credit Facility”); and

•       entered into the Stockholders’ Agreement with respect to the New Common Stock and a Registration Rights Agreement dated July 18, 2006 (the “Registration Rights Agreement”) with respect to the Series AA Preferred Stock.

As a result, the prior credit facilities, the indenture dated May 31, 2000 governing the 2000 Notes (the “2000 Indenture”) and the indenture dated April 10, 2002 governing the 2002 Notes (the “2002 Indenture”) were terminated, except, with respect to the indentures, to the extent necessary to permit the trustee under such indentures to make distributions to the holders of the 2000/2002 Notes under the Plan. In addition, on July 18, 2006, the Company’s Deferred Cash Incentive Plan (the “Cash Plan”) and 2006 Restricted Stock Incentive Plan (the “Stock Plan”), became effective.

As a consequence of the Company’s commencement of bankruptcy proceedings, substantially all pending claims and litigation against it in the United States were automatically stayed pursuant to the Bankruptcy Code. In addition, as a consequence of the commencement of the proceedings in Canada, substantially all pending claims and litigation against its subsidiaries operating in Canada also were stayed by order of the Canadian court. Upon the Company’s emergence from bankruptcy, these stays were lifted.

The Company has worked diligently in an effort to analyze each of the claims filed in its Chapter 11 cases, and has already made significant progress in reconciling such claims with its books and records. Moreover, the Company has been steadily making distributions to the holders of many such claims, as well as to creditors appearing in its schedules, and has filed objections to certain claims as necessary. To date, the Company has filed five omnibus objections to claims, resulting in a reduction to the claims register of more than 80 claims totaling more than $86.5 million, which were primarily claims made by equity holders who received distributions of new securities according to the Company’s Plan. In addition, the Company has paid more than $47 million to satisfy contract cure amounts, vendor trade agreements, and other unsecured claims. The Company estimates that there are approximately $2.5 million in non-litigation claims remaining for processing.

As referenced above, the Company completed a debt for equity exchange whereby 100% of its outstanding $320 million of 2000/2002 Notes and $24.3 million in accrued interest were exchanged for 265,123 shares or 79% of its new Series AA Preferred Stock, approximately 30,000 shares or 30% of its New Common Stock, $3.2 million in cash consideration and approximately $35 million in New Subordinated Notes. Pursuant to SFAS 15,  Accounting by Debtors and Creditors for Troubled Debt Restructuring,  these $35 million of New Subordinated Notes were recorded at aggregate principal plus interest to maturity of $20.1 million or a total of $55.1 million. In addition, 100% of the $ 298.0 million of shares subject to mandatory redemption, including the Company’s Series A Preferred Stock were also exchanged for shares of its new Series AA Preferred Stock and shares of its New Common Stock. The fair market value of equity received in connection with these exchanges was approximately $182.3 million. Taking into account the $3.2 million of cash consideration bondholders received and collectability reserves of $4.9 million established in connection with outstanding stockholders’ notes receivable, this resulted in a gain on extinguishment of debt of $393.7 million on a combined exchange of $642.3 million of debt and accrued interest. See Note 7 for additional information regarding the Exit Credit Facilities, the New Subordinated Notes, the 2004 Notes and the Amended 2004 Notes.

On July 18, 2006, the Company entered into a Stockholders Agreement (the “Stockholders Agreement”) that is binding on all parties receiving shares of New Common Stock, pursuant to the terms of the Plan. The Stockholders’ Agreement provides for certain restrictions on transfer of the New Common Stock and requires that all transferees of New Common Stock become a party to the Stockholders’ Agreement. The Stockholders’ Agreement also grants to certain holders of New Common Stock the right to purchase their pro rata share of any new equity securities issued by the Company, subject to exceptions for acquisitions, management equity and certain other transactions. The Stockholders’ Agreement contains “drag-along rights” that require all holders of New Common Stock to participate in and vote in favor of certain sales of the Company approved by the Board of Directors and certain holders of New Common Stock. It further provides that the 5 (out of a total of 7) members of the Board of Directors to be elected by the holders of New Common Stock will consist of the Chief Executive Officer of the Company and 4 members appointed by the holders of a majority of the New Common Stock held by persons defined as “permitted holders” under the indentures for the 2003 Notes, 2004 Notes and Amended 2004 Notes. Finally, the Stockholders’ Agreement provides that certain holders of New Common Stock will have demand registration rights after July 18, 2009 and additional demand and piggyback registration rights following an initial public offering of the New Common Stock.

On July 18, 2006, the Company also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) that is binding on all parties receiving shares of Series AA Preferred Stock, pursuant to the terms of the Plan. The Registration Rights Agreement requires the Company to take all actions reasonably required to permit the Series AA Preferred Stock to be quoted on the NASDAQ OTC Bulletin Board as soon as practicable. The Registration Rights Agreement also provides that, at any time after the ninth month and prior to the second anniversary of the effective date of the Fourth Amend Plan, certain holders of the Series AA Preferred Stock can require Pliant to register an underwritten public offering of the Series AA Preferred Stock.

The Company adopted the Stock Plan on July 18, 2006, which provides for the issuance to the Chief Executive Officer and other officers of the Company of Series M Preferred Stock that, when combined with awards under the Cash Plan, will entitle such officers to a maximum of 8% of the equity value of the Company, in the aggregate. Participants in the Stock Plan and Cash Plan will only receive distributions upon the occurrence of certain extraordinary corporate transactions, such as a sale of all or substantially all of the Company’s assets or a change in control of the Company. The Stock Plan and Cash Plan will be administered by the Company’s Board or a committee composed of non-employee directors. On February 20, 2007, the Company issued 8,000 shares of its Series M Preferred Stock, to certain of its employees pursuant to its Stock Plan. The shares were issued for an aggregate purchase price of $160,000.

The Company incurred professional fees and other expenses directly associated with the bankruptcy proceedings. In addition, the Company has made certain adjustments to the carrying values of certain pre-petition assets and liabilities. Such costs and adjustments are classified as reorganization costs in the accompanying consolidated statements of operations and consist of the following (in thousands):

	2006	2005	2004
Debt subject to compromise:
Write-off of unamortized original issuance, discount, net	$5,862	$—	$—
Write-off of unamortized capitalized financing fees	15,777	—	—
	21,639	—	—
Mandatorily Redeemable Preferred Stock
Write-off of unamortized original issuance discount	24,597	—	—
Write-off of capitalized financing fees on the DIP Credit Facility	1,475	—	—
Bondholders’ consent fee	4,000	—	—
Emergence Bonus Plan	1,782	—	—
Professional fees	28,876	3,802	—
Reorganization costs	$82,369	$3,802	$—

3.   Inventories

Inventories consisted of the following at December 31 (in dollars in thousands):

	2006	2005
Finished goods	$45,564	$46,179
Raw materials and other	44,656	50,560
Work-in-process	9,883	10,087
Total	$100,103	$106,826

4.   Restructuring and Other Costs

Restructuring and other costs include plant closing costs (including costs related to relocation of manufacturing equipment), charges for impairment of fixed assets related to plant closures, office closing costs and other costs related to workforce reductions. The following table summarizes restructuring and other costs for the three years ended December 31 (in dollars in thousands):

	2006	2005	2004
Plant Closing Costs:
Severance	$—	$415	$206
Relocation of production lines	—	—	36
Leases	705	1,869	—
Other plant closing costs	(967)	363	437
Office closing and workforce reduction costs
Severance	—	(84)	—
Leases	(379)	—	—
Other office closure costs	—	(127)	—
Total Plant/Office	(641)	2,436	679
Fixed asset impairments related to plant closures	—	—	1,429
Total Restructuring and other costs	$(641)	$2,436	$2,108

Restructuring and other costs for the year ended December 31, 2006 includes $0.7 million additional charges for the buyout of equipment leases deferred as a result of the bankruptcy proceedings, offset by reversal of $0.7 million of a $1.0 million environmental reserves previously recorded in connection with our Merced, California facilities shut down because the buyer of this real estate agreed to a $0.3 million purchase price adjustment to indemnify the Company from future claims and reversal of $0.4 million of excess reserves established in 2003 for buildings no longer occupied.

Restructuring and other costs for the year ended December 31, 2005 included $1.9 million in lease termination costs associated with our Shelbyville, Indiana facility, $0.3 million in severance costs associated with the sale of our Alliant business and $0.2 million in severance and other current costs associated with the Company’s 2004 plant shutdown in Harrisville, Rhode Island.

Restructuring and other costs for the year ended December 31, 2004 included $1.4 million for fixed asset impairment charges, $0.2 million in severance and $0.5 million in other costs related to the closure of the Company’s facility in Harrisville, Rhode Island.

The following table summarizes the roll-forward of the reserve from December 31, 2005 to December 31, 2006 (dollars in thousands):

Accruals for the Year Ended December 31, 2006
12/31/2005						Other			12/31/06
# Employees Terminated	Accrual Balance	Additional Employees	Severance	Relocated Production Lines	Leases	Plant Closure Costs	Total	Payments / Charges	# Employees Terminated	Accrual Balance
Plant Closing Costs:
Merced	54	$1,000	—	$—	$—	$—	$(700)	$(700)	$(300)	—	$—
Rhode Island	49	5	—	—	—	—	3	3	(8)	—	—
Leases	—	2,845	—	—	—	705	(206)	499	(914)	—	2,430
Alliant	19	2	—	—	—	—	(64)	(64)	62	—	—
	122	$3,852	—	$—	$—	$705	$(967)	$(262)	$(1,160)	—	$2,430
Office Closing and Workforce Reduction Costs:
Leases	—	$379	—	$—	$—	$—	$(379)	$(379)	$—	—	$—
	—	$379	—	$—	$—	$—	$(379)	$(379)	$—	—	$—
TOTAL	122	$4,231	—	$—	$—	$705	$(1,346)	$(641)	$(1,160)	—	$2,430

The following table summarizes the roll-forward of the reserve from December 31, 2004 to December 31, 2005 (dollars in thousands):

Accruals for the Year Ended December 31, 2005
12/31/2004						Other			12/31/05
#				Relocated		Plant			#
Employees	Accrual	Additional		Production		Closure		Payments /	Employees	Accrual
Terminated	Balance	Employees	Severance	Lines	Leases	Costs	Total	Charges	Terminated	Balance
Plant Closing Costs:
Merced	54	$1,000	—	$—	$—	$—	$—	$—	$—	54	$1,000
Rhode Island	49	14	—	139	—	—	120	259	(268)	49	5
Leases	—	2,701	—	—	—	1,869	243	2,112	(1,968)	—	2,845
Alliant	—	—	19	276	—	—	—	276	(274)	19	2
	103	$3,715	19	$415	$—	$1,869	$363	$2,647	$(2,510)	122	$3,852
Office Closing and Workforce Reduction Costs:
Leases	—	$610	—	$—	$—	$—	$—	$—	$(326)	—	$379
Severance	114	84	—	(84)	—	—	—	(84)	—	—	—
Singapore	—	127	—	—	—	—	(127)	(127)	—	—	—
	114	$821	—	$(84)	$—	$—	$(127)	$(211)	$(326)	—	$379
TOTAL	217	$4,536	19	$331	$—	$1,869	$236	$2,436	$(2,836)	122	$4,231

Plant Closing Costs:

2006—During 2006, the Company sold its remaining real estate in Merced, California within its Industrial segment and reversed into income $0.7 million of the previously provided $1.0 million environmental reserve in accordance with the terms of the sales agreement.

2005—During 2005, the Company accrued $1.9 million for the net costs to terminate the remaining equipment lease agreements associated with its Shelbyville, Indiana facility, incurred $0.2 million of security, severance and other plant closure costs associated with its Harrisville, Rhode Island facility and incurred $0.3 million in severance costs associated with the sale of its Alliant business in the second quarter. The Shelbyville, Indiana and Alliant related restructuring costs are attributable to its Printed Products segment and the Harrisville, Rhode Island costs are attributable to its Engineered Films segment.

2004—During the third quarter of 2004, the Company closed its Harrisville, Rhode Island facility and moved its production to more modern and efficient facilities. This restructuring plan resulted in a workforce reduction of 49 positions, all of which were effective by December 31, 2004. All restructuring plan costs are attributable to the Engineered Films segment and total $2.7 million, consisting primarily of fixed asset impairment charges of $1.4 million, equipment relocation costs of $0.4 million, severance and other personnel related costs of $0.3 million and other costs of $0.6 million.

2003—During 2003, the Company accrued the present value of future lease payments on three buildings it no longer occupied in an amount equal to $3.3 million. As of December 31, 2006 $1.0 million of these accruals are remaining.

5.   Plant and Equipment

The cost and the related accumulated depreciation at December 31 is as follows (in thousands):

	2006	2005
Land and improvements	$6,838	$7,470
Buildings and improvements	73,517	73,134
Machinery and equipment	482,312	447,410
Computer equipment and software	36,889	36,424
Furniture, fixtures and vehicles	5,888	5,878
Leasehold improvements	5,250	5,226
Construction in progress	17,505	6,754
	628,199	582,296
Less accumulated depreciation and amortization	(323,756)	(287,303)
Plant and equipment, net	$304,443	$294,993

The depreciation expense for the years ended December 2006, 2005 and 2004 was $38.1 million, $38.0 million and $38.1 million, respectively.

During the year ended December 31, 2006, the Company recorded impairment changes of $0.3 million to scrap a minor piece of equipment in its Industrial Films segment. During the year ended December 31, 2004, we recorded impairment charges of $0.4 million to scrap fixed assets in the Engineered Films and Industrial Films segments.

6.   Goodwill and Intangible Assets

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS 142”) No. 142 “Goodwill and Other Intangible Assets”. SFAS 142, effective for fiscal years beginning after December 15, 2001, requires that ratable amortization of goodwill be replaced with periodic tests of goodwill impairment and that intangible assets, other than goodwill, which have determinable useful lives, be amortized over their useful lives. As required by SFAS 142, the Company stopped amortizing goodwill effective January 1, 2002 and evaluates goodwill for impairment under SFAS 142 guidelines. The Company’s annual impairment test is conducted on October 1 of each year based on a methodology including prices of comparable businesses and discounted cash flows discussed in greater detail in Note 1. Based on the 2004 and 2005 annual impairment tests, no impairments were recorded. Based upon the 2006 annual impairment test, the Company determined that goodwill was impaired in our Specialty Films and Printed Products segments and recorded goodwill write downs totally $110.0 million , as the implied fair values of these two reporting units were estimated to be below their respective goodwill carrying values. This impairment was triggered by rising resin prices from September 2005 increasing the carrying values of inventories and receivables in both segments, and, when coupled with the impact on accounts payable or reduction in credit terms, resulted in increased carrying values of net assets in excess of the calculated implied fair value. The impairment charge recorded in the financial statements is based on managements’ preliminary estimates of the fair value of plant, property and equipment and intangible assets. We intend to obtain valuations from a third party expert in fiscal 2007 and will record an adjustment to the carrying value of goodwill in the Specialty Films segment if the valuation indicates an additional impairment exists in excess of the amount recorded in the financial statements for the year ended December 31, 2006.

The Company has four operating segments, all of which have goodwill. (See Note 14 for a discussion of our change in operating segments). The changes in the carrying value of goodwill for the year ended December 31, 2005 and 2006 were as follows (in thousands):

	Specialty Films	Printed Products	Industrial Films	Engineered Films	Corporate/ Other	Total
Balance as of December 31, 2004	$82,174	$49,405	$2,442	$48,216	$—	$182,237
Foreign exchange rate adjustment	—	—	8	—	—	8
Balance as of December 31, 2005	82,174	49,405	2,450	48,216	—	182,245
Foreign exchange rate adjustment	—	—	(5)	1		(4)
Goodwill impairment	(60,579)	(49,405)	—	—	—	(109,984)
Balance as of December 31, 2006	$21,595	$—	$2,445	$48,217	$—	$72,257

Other intangible assets, are as follows as of December 31 (in thousands):

	2006		2005
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Other intangible assets:
Customer lists	$23,144	$(12,204)	$23,162	$(10,419)
Other	22,873	(21,424)	22,641	(20,665)
Total	$46,017	$(33,628)	$45,803	$(31,084)

The weighted average remaining amortization periods for customer lists is 6.2 and 7.1 years for 2006 and 2005, respectively. The weighted average remaining amortization periods for other intangibles is 0.7 and 1.7 years for 2006 and 2005, respectively.

The estimated amortization for each of the next five years on the other intangible assets included above is as follows (in thousands):

Year Ending December 31
2007	$2,450
2008	2,044
2009	1,931
2010	1,931
2011	1,931

Amortization expense for other intangible assets was approximately $2.6 million, $2.5 million, and $2.5 million, for the years ended December 31, 2006, 2005 and 2004, respectively.

7.   Long-Term Debt

Long-term debt as of December 31, consists of the following (in thousands):

	2006	2005
Credit Facilities:
Revolver, variable interest, 8.1% and 9.29% as of December 31, 2006 and 2005, respectively	$113,579	$130,924
Senior secured discount notes at 11.35% (formerly 11 1/8%), net of unamortized issue discount of $0 and $767 respectively (2004 Notes)	7,808	7,033
Senior secured notes, interest at 11 1/8% (2003 Notes)	250,000	250,000
Senior secured notes, interest at 11.85% (formerly 11 5/8%) (Amended 2004 Notes)	302,382	269,755
Senior subordinated notes, interest at 13.0% (net of unamortized issue discount, premium and discount related to warrants of $0 and $5,859 at 2006 and 2005, respectively) (2000/2002 Notes)	—	314,137
Senior subordinated notes, interest at 13% (New Subordinated Notes)	55,101	—
Obligations under capital leases	8,761	9,846
Total	737,631	981,695
Less current portion	(975)	(973,244)
Long-term portion	$736,656	$8,451

The scheduled maturities of long-term debt by year, as of December 31, 2006 are as follows (in thousands):

Year Ending December 31,
2007	$975
2008	989
2009	674,806
2010	56,275
2011	1,141
Thereafter	3,445
Total debt as of December 31, 2006	$737,631

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

The Exit Credit Facilities will mature on the earlier of (a) July 18, 2011 or (b) one month prior to the respective maturity dates of the Company’s senior notes if these senior notes have not been refinanced in full: May 15, 2009 with respect to the Company’s 2004 Notes and Amended 2004 Notes, August 15, 2009 with respect to the Company’s 2003 Notes and May 1, 2010 with respect to the Company’s New Subordinated Notes. The interest rates for all loans other than those made to the Company’s German subsidiary range from, in the case of alternate base rate loans, the alternate base rate (either prime rate or .50% over the Federal Funds Rate) plus 1.75% to the alternate base rate plus 2.00% and, in the case of

Eurodollar loans, LIBOR plus 2.75% to LIBOR plus 3.00%, in each case depending on the amount of available credit. The interest rates for loans made in connection with the loans to the Company’s German subsidiary are, in the case of alternate base rate loans, the alternate base rate plus 5.00% and, in the case of Eurodollar loans, LIBOR plus 6.00%. The commitment fee for the unused portion of the Exit Credit Facilities is 0.375% per annum.

The Exit Credit Facilities contain covenants that will limit the ability of Pliant and its subsidiaries, subject to certain exceptions, to, among other things, incur or guarantee additional indebtedness, issue preferred stock or become liable in respect of any obligation to purchase or redeem stock, create liens, merge or consolidate with other companies, change lines of business, make certain types of investments, sell assets, enter into certain sale and lease-back and swap transactions, pay dividends on or repurchase stock, make distributions with respect to certain debt obligations, enter into transactions with affiliates, restrict dividends or other payments from the Company’s subsidiaries, modify corporate and certain material debt documents, cancel certain debt, or change its fiscal year or accounting policies. The Exit Credit Facilities also require the Company to comply with a fixed charge coverage ratio of 1.00 to 1.00 for the first year of the facility and of 1.10 to 1.00 thereafter; provided, that such coverage ratio shall only apply during periods in which the amount of availability is and remains less than $20,000,000 for a specified number of days. Once the amount of availability increases and remains above $20,000,000 for a specified number of days, such coverage ratio becomes inapplicable. In addition, the amount of availability under the Exit Credit Facilities must not be less than $10,000,000 at any time. The loans will automatically become immediately due and payable without notice upon the occurrence of an event of default involving insolvency or bankruptcy of the Company or any of its subsidiaries. Upon the occurrence and during the continuation of any other event of default under the Exit Credit Facilities, by notice given to the Company, the Administrative Agent may, and if directed by the Required Lenders (as defined in the Exit Credit Facilities) must, terminate the commitments and/or declare all outstanding loans to be immediately due and payable.

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

As of December 31, 2006, the Company had borrowings of $113.6 million and availability of $63.2 million under the Exit Credit Facilities.

Prior DIP Credit Facility

On January 4, 2006, the Company entered into the DIP Credit Facility (as defined in Note 2), among the Company and certain other debtors, as joint and several borrowers, General Electric Capital Corporation, as administrative agent, collateral agent and lender, Morgan Stanley Senior Funding, Inc., as syndication agent and lender, and the lenders from time to time party thereto. The DIP Credit Facility provided for a $200 million commitment of debtor-in-possession financing to fund the working capital requirements of Pliant and of Pliant’s subsidiaries that were Debtors during the pendency of the bankruptcy proceeding. Although the DIP Credit Facility was nominally in the amount of $200 million, availability was reduced by the aggregate borrowing base of $131.2 million under the Amended and Restated Credit Agreement as of the bankruptcy filing.

The DIP Credit Facility provided the Company with up to approximately $68.8 million of additional liquidity, subject to a borrowing base calculated based upon specified percentages of the Debtors’ eligible current and fixed assets, minus $10 million and other reserves. The Company made no borrowings under the DIP Credit Facility. The DIP Credit Facility was terminated upon the Company’s emergence from bankruptcy and replaced with the Exit Credit Facilities described above. In addition, approximately $1.5 million of capitalized financing fees associated with the DIP Credit Facility were written off upon emergence.

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

On December 31, 2005, an Event of Default occurred under the Amended and Restated Credit Agreement as a result of our failure to make the interest payments due on December 1, 2005 to holders of the 2000/2002 Notes. Upon the bankruptcy filing and execution of the DIP Credit Facility described above, the commitments under the Amended and Restated Credit Agreement were terminated. The $130.9 million of borrowings as of December 31, 2005 remained outstanding until the Company’s emergence from bankruptcy, at which time they were refinanced through the Exit Credit Facilities.

Senior Notes

The bankruptcy filing constituted an Event of Default under the separate Indentures for all of the Company’s Notes, which were then classified as current liabilities in the consolidated balance sheet as of December 31, 2005. Under the Plan, the 2000/2002 Notes were exchanged for a combination of New Subordinated Notes, new preferred stock, new common stock and cash. The 2000/2002 Notes were deemed impaired for bankruptcy proceeding purposes and the remaining unamortized discount of $5.9 million was recognized as financial restructuring costs in the consolidated statement of operations. The 2003 Notes, 2004 Notes and Amended 2004 Notes were reinstated in accordance with their terms, subject to a .225% payment-in-kind interest rate increase with respect to the 2004 Notes and Amended 2004 Notes, thereby increasing the interest rate of such notes to 11.35% and 11.85%, respectively.

On July 18, 2006, the Company, certain of its subsidiaries and The Bank of New York Trust Company, N.A., as trustee, entered into an Indenture, dated as of July 18, 2006 (the “New Subordinated Notes Indenture”), among the Company, certain subsidiaries of the Company and The Bank of New York Trust Company, N.A., as trustee, with respect to the issuance on such date of the New Subordinated Notes in an aggregate principal amount of $34,967,000. The New Subordinated Notes Indenture provides that interest will accrue on the New Subordinated Notes from the date of issuance at the rate of 13% per annum until maturity on July 15, 2010 and will be payable semi-annually on the New Subordinated Notes on each January 15 and July 15, commencing January 15, 2007, to holders of record on the immediately preceding January 1 or July 1. The New Subordinated Notes accrue payment-in-kind interest with respect to the first two interest payment dates and then accrue semi-annual cash pay interest with respect to the interest payment dates thereafter. The New Subordinated Notes Indenture does not provide for a sinking fund with respect to the New Subordinated Notes. Pursuant to SFAS 15,  Accounting by Debtors and Creditors for Troubled Debt Restructuring,  these $35 million of Notes were recorded at aggregate principal plus interest to maturity of $20.1 million or a total of $55.1 million.

On July 18, 2006, the Company, certain of its subsidiaries and Wilmington Trust Company, as trustee, entered into the First Supplemental Indenture amending the Amended and Restated Indenture to increase the interest rate by .225% per annum with respect to the 2004 Notes and the Amended 2004

Notes, which additional interest will accrue as payment-in-kind interest. As a result, on July 18, 2006, the interest rate on the Amended 2004 Notes was increased to 11.85% per annum and the interest rate on the 2004 Notes was increased to 11.35% per annum. Commencing on December 15, 2006, only the incremental interest rate increase of .225% will accrue as payment-in-kind interest on the 2004 Notes and the remaining 11 1/8% interest rate will accrue as cash pay interest. The First Supplemental Indenture did not amend the covenants or acceleration provisions of the Amended and Restated Indenture.

New Subordinated Notes

As of December 31, 2006, the Company had $35 million of New Subordinated Notes outstanding. Pursuant to SFAS 15, Accounting for Debtors and Creditors for Trouble Debt Restructuring, these $35 million of New Subordinated Notes were recorded at aggregate principal plus interest to maturity of $20.1 million or a total of $55.1 million. The New Subordinated Notes Indenture provides that interest will accrue on the New Subordinated Notes from the date of issuance at the rate of 13% per annum until maturity on July 15, 2010 and will be payable semi-annually on the New Subordinated Notes on each January 15 and July 15, commencing January 15, 2007, to holders of record on the immediately preceding January 1 or July 1. The New Subordinated Notes accrue payment-in-kind interest with respect to the first two interest payment dates and then accrue semi-annual cash pay interest with respect to the interest payment dates thereafter. The New Subordinated Notes are subject to the Company’s right, which will be assignable, to refinance the New Subordinated Notes during the first year after issuance by tendering to the holders of all the New Subordinated Notes cash in an amount equal to (i) $20,000,000 plus (ii) interest accrued at a rate of 13% per annum from the date of issuance through the date of payment on a principal amount of $20,000,000 minus (iii) any interest previously paid in cash on the New Subordinated Notes. Commencing on July 19, 2007, the Company may redeem the New Subordinated Notes in whole or in part at a redemption price equal to 100% of the aggregate principal amount of the New Subordinated Notes plus accrued and unpaid interest to the redemption date. The New Subordinated Notes Indenture provides the holders of the New Subordinated Notes with the right to require the Company to repurchase the New Subordinated Notes at a repurchase price equal to 101% of the aggregate principal amount plus accrued and unpaid interest upon a change of control of the Company (as defined in the New Subordinated Notes Indenture). The New Subordinated Notes Indenture does not provide for a sinking fund with respect to the New Subordinated Notes.

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

Amended 2004 Notes

As of December 31, 2006, the Company had $302.4 million aggregate principal amount of Amended 2004 Notes outstanding. The Amended 2004 Notes accrued payment-in-kind interest at the rate of 11 5/8%

from the date of issuance until July 18, 2006, on which date the interest rate was increased by ..225% to 11.85% in accordance with the Plan. Such incremental interest rate increase of .225% also accrues as payment-in-kind interest. The Amended 2004 Notes mature on June 15, 2009 and interest is payable semi-annually on each June 15 and December 15.

The Amended 2004 Notes are secured on a first-priority basis by a security interest in our real property, fixtures, equipment, intellectual property and other assets other than the second-priority collateral and on a second-priority basis by a security interest in substantially all our inventory, receivables and deposit accounts, 100% of the capital stock of or other equity interests in existing and future domestic subsidiaries and foreign subsidiaries that are note guarantors, 65% of the capital stock of or other equity interests in existing and future first-tier foreign subsidiaries that are not note guarantors, investment property and certain other assets of the Company and the note guarantors. The Amended 2004 Notes are guaranteed by the Company’s existing and future domestic restricted subsidiaries and certain foreign subsidiaries.

Prior to June 15, 2007, the Company may redeem up to 35% of the principal amount of the Amended 2004 Notes with the net cash proceeds of certain equity offerings by it at a redemption price equal to 111.625% of the sum of the principal amount plus accrued and unpaid interest, provided that after giving effect to such redemption (i) at least 65% of the principal amount of the notes remain outstanding and (ii) any such redemption by the Company is made within 120 days after such equity offering.

On or after June 15, 2007, the Company may redeem some or all of the Amended 2004 Notes at the following redemption prices (expressed as percentages of the sum of the principal amount plus accrued and unpaid interest); 111.625% if redeemed on or after June 15, 2007 and prior to December 15, 2007; 108.719% if redeemed on or after December 15, 2007 and prior to June 15, 2008; 105.813% if redeemed on or after June 15, 2008 and prior to December 15, 2008; 102.906% if redeemed on or after December 15, 2008 and prior to June 15, 2009; and 100.000% if redeemed on June 15, 2009.

2004 Notes

As of December 31, 2006, the Company had $7.8 million of 2004 Notes outstanding. The 2004 Notes accreted at the rate of 11 1/8% from the date of issuance until July 18, 2006, on which date the interest rate was increased by .225% to 11.35% in accordance with the Plan. The 2004 Notes accreted at the rate of 11.35% until December 15, 2006 to an aggregate principal amount of $1,000.88 per $1,000 stated principal amount. Commencing on December 15, 2006, interest on the 2004 Notes will accrue at the rate of 11.35% with such incremental interest rate increase of .225% accruing as payment-in-kind interest and the remaining 11 1/8 % payable in cash semiannually on June 15 and December 15, commencing on June 15, 2007. The 2004 Notes mature on June 15, 2009.

The 2004 Notes are secured by a first-priority security interest in the first-priority note collateral and a second-priority security interest in the second-priority note collateral. The 2004 Notes are guaranteed by the Company’s existing and future domestic restricted subsidiaries and certain foreign subsidiaries.

Prior to June 15, 2007, the Company may redeem up to 35% of the accreted value of the 2004 Notes with the net cash proceeds of certain equity offerings by it at a redemption price equal to 111.125% of the accreted value thereof plus accrued interest, so long as (i) at least 65% of the accreted value of the notes remains outstanding after such redemption and (ii) any such redemption by the Company is made within 120 days after such equity offering. On or after June 15, 2007, the Company may redeem some or all of the 2004 Notes at the following redemption prices (expressed as percentages of the sum of the principal amount plus accrued and unpaid interest):  105.563% if redeemed on or after June 15, 2007 and prior to June 15, 2008; 102.781% if redeemed on or after June 15, 2008 and prior to June 15, 2009; and 100.00% if redeemed on June 15, 2009.

2003 Notes

As of December 31, 2006, the Company had $250 million of 2003 Notes outstanding. The 2003 Notes accrued interest from the date of issuance through September 30, 2006 at the rate of 11 1/8 % and will continue to accrue interest at such rate through the date of maturity. The 2003 Notes mature on September 1, 2009 and interest is payable in cash semiannually on each March 1 and September 1. On July 18, 2006, in accordance with the Plan, the Company paid to the trustee with respect to the 2003 Notes, for further distribution to the holders thereof, an aggregate cash payment of $18.5 million, $14.5 million of which represented the interest payment due on March 1, 2006 plus interest on such unpaid interest and the balance of which was a $4 million consent fee.

The 2003 Notes rank equally with the Company’s existing and future senior debt and rank senior to its existing and future subordinated indebtedness, including the New Subordinated Notes. The 2003 Notes are secured by a second priority security interest in both the first priority note collateral and the second priority note collateral. The 2003 Notes are guaranteed by some of the Company’s subsidiaries.

Prior to June 1, 2007, the Company may, redeem up to 35% of the original aggregate principal amount of the 2003 Notes with the net cash proceeds of one or more equity offerings by it at a redemption price equal to 111.125% of the principal amount thereof, plus accrued and unpaid interest. On or after June 1, 2007, the Company may redeem some or all of the 2003 Notes at the following redemption prices (expressed as a percentage of the sum of the principal amount plus accrued and unpaid interest): 105.563% if redeemed on or after June 1, 2007 and prior to June 1, 2008; 102.781% if redeemed on or after June 1, 2008 and prior to June 1, 2009; and 100% if redeemed on or after June 1, 2009.

2000/2002 Notes

As of December 31, 2006, none of the 2000/2002 Notes were outstanding. Upon emergence from bankruptcy, the entire $320 million aggregate principal amount of 2000/2002 Notes previously outstanding were exchanged for a combination of New Subordinated Notes, new preferred stock, new common stock and a $3.2 million cash consent fee.

Interest Rate Risk and Derivative Instruments

Borrowings under the Company’s credit facilities are at variable rates of interest, exposing us to the risk of increased interest rates. The Company’s leveraged position and the covenants contained in its debt instruments may also limit its flexibility to adjust to changing market conditions and its ability to withstand competitive pressures, thus putting it at a competitive disadvantage. The Company may be vulnerable to a downturn in general economic conditions or in its business or be unable to carry out capital spending that is important to its growth and productivity improvement programs. Thus the Company periodically utilizes interest rate derivatives contracts to reduce the effect of interest rate increases.

The Company applies SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 137 and SFAS No. 138. In accordance with these statements, the Company recognizes the fair value of derivatives as either assets or liabilities in the balance sheet. To the extent that the derivatives qualify as a hedge, gains or losses associated with the effective portion are recorded as a component of other comprehensive income while the ineffective portion is recognized in income. As of December 31, 2006 and 2005, the Company had no outstanding interest rate derivatives.

Interest Expense

Interest expense—current and long-term debt in the statement of operations for 2006, 2005 and 2004 are as follows (in thousands):

	2006	2005	2004
Interest expense accrued, net(a)	$75,044	$109,038	$95,191
Recurring amortization of financing fees	4,613	5,256	4,510
Write-off of previously capitalized financing fees	—	—	7,897
Change in fair value and cash payment of interest rate derivatives	—	—	2,755
TOTAL	$79,657	$114,294	$110,353
Cash interest payments	$41,748	$60,890	$80,411

(a)           Interest expense for 2006 includes interest for the two days prior to the bankruptcy filing for our 2000/2002 Notes as these notes were impaired for bankruptcy proceedings, plus interest on the December 1, 2005 unpaid interest payment through January 2, 2006. Interest expense for these notes for the period January 3, 2006 through July 17, 2006 would have been $22,432.

8.                 Leases

Capital Leases   The Company has acquired certain land, building, machinery and equipment under capital lease arrangements that expire at various dates through 2018. At December 31, the gross amounts of plant and equipment and related accumulated depreciation recorded under capital leases were as follows (in thousands):

	2006	2005
Land and building	$4,322	$4,639
Machinery and equipment	12,265	7,317
Total assets held under capital leases	16,587	11,956
Less: accumulated depreciation	(2,598)	(3,372)
	$13,989	$8,584

In November 2006, the Company renegotiated the terms of two capital leases and one operating lease. The new lease agreement was recorded as a capital lease with an incremental $7.4 million recorded as machinery and equipment.

In December 2005, the Company recorded a capital lease of $4.4 million for the buildings at its Mexico facilities in its Printed Products segment. In November 2004, the Company entered into a capital lease of $5.1 million for a production line in our Industrial segment. Amortization expense associated with capital leases is included in depreciation expense.

Operating Leases   The Company has non-cancelable operating leases, primarily for vehicles, equipment, warehouse, and office space that expire through 2014, as well as month-to-month leases. The total expense recorded under all operating lease agreements in the accompanying consolidated statements of operations is approximately $10.6 million, $11.2 million, and $12.6 million, for the years ended December 31, 2006, 2005 and 2004, respectively. Future minimum lease payments under operating leases and the present value of future minimum capital lease payments (with interest rates between 8.9% and 12.3%) as of December 31, 2006 are as follows (in thousands):

Year Ending December 31	Operating Leases	Capital Leases
2007	$7,316	$2,164
2008	5,595	2,042
2009	5,021	1,980
2010	3,999	1,980
2011	3,346	1,795
Thereafter	10,023	5,610
Total minimum lease payments	$35,300	$15,571
Amounts representing interest		(6,810)
Present value of net minimum capital lease payments		$8,761

9.   Income Taxes

The components of income (loss) from continuing operations before income taxes for the years ended December 31 are as follows (in thousands):

	2006	2005	2004
United States	$186,530	$(99,739)	$(82,859)
Foreign	(1,444)	(10,114)	(11,709)
Total	$185,086	$(109,853)	$(94,568)

The following is a summary of domestic and foreign provisions for current and deferred income taxes and a reconciliation of the U.S. statutory income tax rate to the effective income tax rate.

The provisions (benefits) for income taxes for the years ended December 31, are as follows (in thousands):

	2006	2005	2004
Current:
Federal	$—	$—	$—
State	79	77	80
Foreign	2,273	1,035	1,714
Total current	2,352	1,112	1,794
Deferred:
Federal	(2,467)	(10)	(1,048)
State	945	(18)	(346)
Foreign	(821)	933	1,189
Total deferred	(2,343)	905	(205)
Total income tax expense	$9	$2,017	$1,589

The effective income tax rate reconciliations for the years ended December 31, are as follows (in thousands):

	2006	2005	2004
Income (loss) from continuing operations before income taxes	$185,086	$(109,853)	$(94,568)
Expected income tax provision (benefit) at U.S. statutory rate of 35%	64,780	(38,448)	(33,099)
Increase (decrease) resulting from:
Cancellation of debt income	(137,783)	—	—
Loss of NOL carry forward on cancellation of debt income	61,848	—	—
Financial reorganization expenses	22,322	—	—
Goodwill	38,157	—	3
Accrued dividends on preferred stock	95	14,272	12,364
State taxes	7,451	(2,307)	(1,597)
Change in valuation allowances	(64,303)	24,396	18,282
Foreign rate difference	532	2,441	2,361
Other, net	6,910	1,663	3,275
Total income tax expense	$9	$2,017	$1,589
Effective income tax rate	0.0%	1.8%	1.7%

Components of net deferred income tax assets and liabilities as of December 31, are as follows (in thousands):

	2006	2005
Deferred income tax assets:
Net operating loss carry forwards	$73,673	$129,294
AMT and foreign tax credit carry forwards	4,755	4,755
Accrued pension costs	6,163	12,289
Accrued employee benefits	7,238	8,550
Accrued plant closing costs	382	1,080
Allowance for doubtful trade accounts receivable	1,125	1,890
Inventory related costs	676	806
Other	4,216	1,858
	98,228	160,522
Valuation Allowance	(33,305)	(94,516)
Total deferred income tax assets	64,923	66,006
Deferred income tax liabilities:
Tax depreciation in excess of book depreciation	(69,058)	(70,857)
Amortization of intangibles	(6,700)	(7,692)
Other	(6,698)	(7,608)
Total deferred income tax liabilities	(82,456)	(86,157)
Net deferred income tax liability	$(17,533)	$(20,151)
As reported on consolidated balance sheets:
Net current deferred income tax asset	$13,754	$11,424
Net non-current deferred income tax liability	(31,287)	(31,575)
Net deferred income tax liability	$(17,533)	$(20,151)

The net operating loss carry forwards for federal tax purposes are approximately $162.3 million. These losses expire in 2023 through 2026. Due to uncertainty regarding realization, valuation allowances of approximately $13.6 million and $70.9 million in 2006 and 2005 respectively have been recorded to offset the deferred tax asset related to the federal net operating losses.

The net operating loss carry forward for state tax purposes are approximately $8.4 million. These losses expire in 2010 through 2026. Due to uncertainty regarding realization, a valuation allowance of approximately $2.2 million ($1.4 million, net of federal income tax) in 2006 has been recorded to offset the deferred tax asset related to the net operating losses.

The alternative minimum tax credit carry forwards for federal tax purposes are approximately $1.2 million. These credits do not expire but are limited to the extent that the regular tax liability for a future year exceeds the tentative minimum tax for the year. Due to uncertainty regarding realization, a valuation allowance of approximately $1.2 million has been recorded to offset the deferred tax asset related to the alternative minimum tax credit.

The charitable contributions deduction carry forwards for federal and state tax purposes are approximately $0.5. Due to uncertainty regarding realization, a valuation allowance of approximately $0.2 has been recorded to offset the deferred tax asset related to the charitable contributions deductions.

U.S. pension expenses of approximately $10.1 million net of deferred tax assets of approximately $3.9 million have been charged to Other Comprehensive Income. Due to uncertainty regarding realization of the deferred tax assets, a valuation allowance of approximately $3.1 million has been recorded to Other Comprehensive Income to offset the deferred tax asset.

The net operating loss carry forwards for Mexican tax purposes are approximately $39.3 million. These losses expire in 2012 through 2016. Due to uncertainty regarding realization, a valuation allowance of approximately $10.3 million has been recorded to offset the deferred tax asset related to the net operating losses in Mexico.

The foreign tax credit carry forwards for federal tax purposes are approximately $3.6 million expiring in 2010 through 2011. Due to uncertainty regarding realization, valuation allowances of approximately $3.6 million for 2006 and 2005 has been recorded to offset the deferred tax asset related to the foreign tax credits.

Undistributed earnings of foreign subsidiaries amounted to approximately $23.8 million as of December 31, 2006. Approximately $14.2 million is considered to be permanently invested and $9.6 million may be distributed in future years. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes, subject to an adjustment for foreign tax credits, and withholding taxes payable to foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with the calculation.

10.   Employee Benefit Plans

Defined Contribution Plan   The Company sponsors a salary deferral plan covering substantially all of its non-union domestic employees. Plan participants may elect to make voluntary contributions to this plan up to 15% of their compensation. The Company matches employee contributions up to 3% of the participants’ compensation. The Company expensed approximately $2.4 million, $2.2 million and $1.7 million as its contribution to this plan for the years ended December 31, 2006, 2005 and 2004, respectively.

Defined Benefit Plans   The Company sponsors three noncontributory defined benefit pension plans (the “United States Plans”) covering domestic employees with 1,000 or more hours of service. The

Company funds its plans in amounts to fulfill the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Contributions are intended to not only provide for benefits attributed to service to date but also for those expected to be earned in the future. In the second quarter of 2004, the Company redesigned its retirement programs which led to the curtailment and “freeze” of the pension plan for U.S. salaried employees effective June 30, 2004. As a result, a curtailment gain of $1.6 million was recognized as income in 2004. The Company also sponsors a defined benefit plan in Germany (the “Germany Plan”).

The consolidated accrued net pension expense for the years ended December 31, 2006, 2005 and 2004 includes the following components (in thousands):

	2006	2005	2004
United States Plans
Service cost-benefits earned during the period	$445	$421	$2,583
Interest cost on projected benefit obligation	5,050	4,837	4,970
Expected return on assets	(5,397)	(5,213)	(4,560)
Curtailment (gain) loss	53	—	(1,562)
Other	269	124	372
Total accrued pension expense	$420	$169	$1,803
Germany Plan
Service cost-benefits earned during the period	$158	$127	$112
Interest cost on projected benefit obligation	129	121	115
Actuarial loss	6	—	—
Total accrued pension expense	$293	$248	$227

Employer Contributions
2007 Expected to plan trusts	$7,163
Expected Benefit Payments
2007	$3,176
2008	3,289
2009	3,456
2010	3,642
2011	3,842
2012-2016	23,846

	2006	2005	2004
Weighted-Average Assumptions Used to Determine Net Cost
Discounted rate	5.75%	6.00%	6.25%
Expected return on plan assets	9.00%	9.00%	9.00%
Rate of compensation increase (non-union plans)	4.0%	4.0%	4.0%

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

Investment Strategy

The Company’s investment portfolio contains a diversified blend of equity and debt securities. Furthermore, equity investments are diversified across domestic and international stocks as well as large and small capitalizations. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews. The target allocation of equity securities is 70 percent of the plan assets. The target allocation of debt securities is 30 percent of the plan assets. As of December 31, 2006, the actual allocation was 66 percent equity securities. and 34 percent fixed income.

Measurement date

Pliant uses a measurement date of December 31 for its pension plans. The following tables set forth the funded status of the United States Plans and the Germany Plan as of December 31, 2006 and 2005 and the amounts recognized in the consolidated balance sheets at those dates (in thousands):

	2006	2005
United States Plans
Change in benefit obligation:
Obligation at January 1	$87,173	$80,564
Service cost	445	421
Interest cost	5,050	4,837
Curtailments	(1,157)	—
Actuarial (gain) loss	(1,611)	4,300
Benefits paid	(3,094)	(2,949)
Obligation at December 31	$86,806	$87,173
Change in plan assets:
Fair value of assets at January 1	$59,132	$58,373
Actual return on plan assets	6,025	3,262
Employer contributions	5,424	446
Benefit payments	(3,094)	(2,949)
Fair value of plan assets at December 31	$67,487	$59,132
Underfunded status at December 31	$19,319	$28,041

Amounts recognized in the balance sheet consist of (in thousands):

	2006	2005
Accrued benefit cost	$19,319	$14,619
Additional minimum liability in other liabilities	—	12,112
Intangible asset	—	(736)
Accumulated other comprehensive income, net of taxes of $840 and $575	(8,865)	(10,801)

The projected benefit obligation, accumulated benefit obligation, and fair value of assets for the plans were as follows (in thousands):

	2006	2005
Projected benefit obligation	$86,806	$87,173
Accumulated benefit obligation	86,806	85,863
Fair value of Assets	67,487	59,132
Weighted-Average Assumptions as of December 31
Discount rate	6.00%	5.75%
Rate of Compensation increase	4.00%	4.00%

	2006	2005
Germany Plan
Change in benefit obligation:
Obligation at January 1	$2,407	$2,315
Service cost	158	127
Interest cost	129	121
Benefits paid	(38)	(33)
Actuarial (gain)/loss	428	—
Change due to exchange rate	282	(123)
Obligation at December 31	$3,366	$2,407
Fair value of plan assets at December 31	—	—
Underfunded status at December 31	$3,366	$2,407

Assumptions used for future compensation was 1.75% for 2006, 2005 and 2004. Discount rates were 4.50% for 2006, 4.50% for 2005 and 5.25% for 2004. The cash surrender value of life insurance policies for Germany Plan participants included in other assets in the consolidated balance sheets is approximately $1.1 million as of December 31, 2006 and 2005.

Effective January 1, 2003 the Company revised the United States Plans to exclude the participation of new non-union employees in such plans.

Foreign Plans Other Than Germany   Employees in other foreign countries are covered by various post employment arrangements consistent with local practices and regulations. Such obligations are not significant and are included in the consolidated financial statements in other liabilities.

Other Plans   As part of the acquisition of Blessings Corporation in 1998, the Company assumed two supplemental retirement plans covering certain former employees of Blessings Corporation. The liability for these plans included in other liabilities and at December 31, 2006 and 2005 was approximately $2.0 million and $1.8 million, respectively. This liability was frozen at the time of the acquisition.

Adoption of SFAS 158   The incremental effects of adopting the provisions of SFAS 158 on the Company’s statement of financial position at December 31, 2006 are presented in the following table:

	At December 31, 2006
	Prior to adopting SFAS 158	Effect of adopting SFAS 158	As reported at December 31, 2006
Prepaid pension asset	$573	$(573)	$—
Intangible asset	630	(630)	—
Accrued pension liability in other liabilities	15,166	9,993	25,159
Additional minimum liability in other liabilities	10,082	(10,082)	—
Non-current deferred income tax liability	31,552	(265)	31,287
Accumulated other comprehensive loss	(17,397)	(849)	(18,246)

Included in accumulated other comprehensive loss at December 31, 2006 are unrecognized prior service costs of $630 ($365 net of tax) and unrecognized actuarial losses $9,936 ($9,361 net of tax) that have not yet been recognized in net periodic pension cost. The prior service cost and actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during 2007 is $47, and $63, respectively.

11.   Redeemable Stock

Among the transactions effected pursuant to the Plan, as of July 18, 2006 the Company (i) extinguished its Series B Redeemable Preferred Stock, (ii) issued 335,592 shares of Series AA Preferred

Stock, and 100,003 shares of New Common Stock and (iii) entered into a Stockholders Agreement with respect to the New Common Stock and a Registration Rights Agreement with respect to the Series AA Preferred Stock. In addition, on July 18, 2006, the Company’s Cash Plan and Stock Plan became effective.

The Stockholders’ Agreement provides for certain restrictions on transfer of the New Common Stock and requires that all transferees of New Common Stock become a party to the Stockholders’ Agreement. The Stockholders’ Agreement also grants to certain holders of New Common Stock the right to purchase their pro rata share of any new equity securities issued by the Company, subject to exceptions for acquisitions, management equity and certain other transactions. The Stockholders’ Agreement also contains “drag-along rights” that require all holders of New Common Stock to participate in and vote in favor of certain sales of the Company approved by the Board of Directors and certain holders of New Common Stock.

The Registration Rights Agreement provides that, at any time after the ninth month and prior to July 18, 2008, certain holders of the Series AA Preferred Stock can require Pliant to register an underwritten public offering of the Series AA Preferred Stock.

Common Stock   On July 18, 2006, the Company issued 100,003 shares of New Common Stock.

As part of a recapitalization of the Company’s Old Common Stock in May 2000, the Company entered into employment agreements with its executive officers serving at that time: Richard P. Durham, Jack E. Knott II, Scott K. Sorensen and Ronald G. Moffitt. The employment agreements established repurchase rights and put options for shares held by these executive officers following the Recapitalization. These repurchase rights allowed the Company to repurchase these shares from the employee in the event of termination for any reason. The put options allowed the employees to require the Company to purchase all of the shares held by the employee in the event of resignation for good reason, death, disability or retirement, subject to the restrictive provisions of our credit facilities or any other agreements. Messrs. Durham, Knott, Sorensen and Moffitt are no longer employees of the Company.

On February 14, 2007, the Company entered into a settlement agreement with Mr. Durham whereby the Company agreed to pay, and has paid, cash consideration of $3,500,000 to Mr. Durham and his affiliates and a note issued by Mr. Durham and his affiliates to the Company has been cancelled. This $3,500,000 settlement amount was accrued in other current liabilities as of December 31, 2006. Mr. Durham and his affiliates also agreed to relinquish any and all right to receive a distribution under the Plan with respect to 4,833 shares of Old Common Stock that had been pledged to secure the note. Mr. Durham and his affiliates further agreed that the 18,200 shares of Old Common Stock, 1,232 shares of old preferred stock and warrants for 1,250.48 shares of Old Common Stock described in the July 9, 2002 repurchase notice sent by Durham to the Company were cancelled pursuant to the Plan and that no distribution would be made pursuant to the Plan in respect of such securities.

On February 6, 2007, the Company entered into a settlement agreement with Mr. Sorensen whereby Mr. Sorensen agreed to pay the Company a sum of cash and relinquish all right and title in his Old Common Stock and old preferred stock to the Company, and in exchange, the Company cancelled the notes issued by Mr. Sorenson to the Company.

On February 6, 2007, the Company entered into a settlement agreement with Mr. Moffitt whereby Mr. Moffitt agreed to pay the Company a sum of cash and relinquish all right and title in his Old Common Stock and old preferred stock to the Company, and in exchange, the Company cancelled the notes issued by Mr. Moffitt to the Company.

On September 8, 2003, the Company entered into a separation agreement with Mr. Knott. As of the date of the separation agreement, Mr. Knott owned 232 shares of the Company’s Old Common Stock, 6,458 performance-vesting shares (of which 1,291 had vested), 1,292 time-vested shares, options to purchase 8,902 shares of the Company’s Old Common Stock and 229 shares of its old preferred stock. The

Company cancelled 5,167 unvested performance vesting shares owned by Mr. Knott against a note receivable from Mr. Knott for $2.5 million. Pursuant to the terms of the severance agreement, and in addition to the benefits payable to Mr. Knott following a termination without cause under the terms of his employment agreement with the Company, the Company agreed to extend the termination date of his right to exercise his vested options to acquire 8,902 shares of Old Common Stock until August 22, 2005; not to exercise its rights to redeem the Old Common Stock, vested performance-vesting shares, time-vested shares and preferred stock owned by him until the earlier of a transaction consisting of a sale of the Company or August 22, 2005; and to pay him a cash payment of $50,000.

On April 21, 2001, the Company amended the terms of Mr. Knott’s promissory note issued in connection with his purchase of stock in 2000. Further, Mr. Knott’s note was modified to remove the full recourse provisions and modify the related pledge agreement.

Series AA Preferred Stock   In connection with the Plan, on July 18, 2006, the Company issued approximately 335,600 shares of Series AA Preferred Stock. Except for certain circumstances which require their consent, the holders of Series AA Preferred Stock do not have voting rights, but do have the right to elect 2 out of the 7 members of the Company’s Board of Directors.

Holders of shares of the Series AA Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors, dividends at the rate of 13% per year on the Stated Value (as hereinafter defined) of each share of Series AA Preferred Stock. Dividends on the Series AA Preferred Stock are cumulative from the date of issue, accrue, whether or not they have been declared, quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The “Stated Value” of each share of Series AA Preferred Stock is equal to $1,000 per share plus accumulated and unpaid dividends for quarterly periods ending on or prior to the date of determination minus any distributions (other than dividends not otherwise added to the Stated Value) made with respect to such Series AA Preferred Stock.

The Company may not declare, pay or set aside for payment any dividends on the New Common Stock unless it has paid or declared and set aside for payment full cumulative dividends on the shares of Series AA Preferred Stock.

Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, holders of Series AA Preferred Stock will be entitled to a liquidation preference over the holders of New Common Stock equal to the Stated Value of each share of Series AA Preferred Stock plus accrued and unpaid dividends thereon. The Series AA Preferred Stock is redeemable at the option of the Company at any time, in whole or in part, at an amount equal to the Stated Value thereof plus accrued and unpaid dividends thereon. The Series AA Preferred Stock is convertible into the Company’s other equity securities. If the Series AA Preferred Stock has not been redeemed or repurchased by July 18, 2011, the holders of at least 40% of the outstanding shares of Series AA Preferred Stock shall have the right to cause all of the outstanding class of Series AA Preferred Stock to be converted into a number of shares of New Common Stock equal to 99.9% of the number of fully diluted shares of New Common Stock after giving effect to such conversion (excluding shares, if any, of New Common Stock issued to stockholders of the other party to a merger qualifying for the “Merger Exception” as defined in our Amended and Restated Certificate of Incorporation).

Series M Preferred Stock   On February 20, 2007, the Company issued 8,000 shares of  Series M Preferred Stock to certain employees pursuant to the Company’s Stock Plan.  The Series M Preferred Stock, participates in the enterprise value of the Company upon a “liquidation event” or upon an 80% “redemption” of the shares of Series AA Preferred Stock or upon a public offering, to the extent the proceeds exceed $224.8 million. A participant’s restricted Series M Preferred Stock vests monthly over a 36 month period beginning with the July 18, 2006 emergence from bankruptcy, or upon a liquidation event, redemption, or public offering; or upon certain terminations of employment within a limited period before an accelerated vesting event.

Upon receiving their awards in February 2007, participants purchased their shares of Series M Preferred Stock for $20 per share. The shares were issued for an aggregate purchase price of $160,000. At that time, the fair market value of the shares of Series M Preferred Stock (as determined by an appraisal by an independent appraisal firm), was $103 per share. Each participant made an election under Section 83(b) of the Internal Revenue Code to pay tax at that time on the $83 difference between those amounts; and the Company paid a bonus of $138 per share (the tax-grossed-up amount of the $83 difference) to each participant to enable the participant to pay such taxes. If a participant’s employment terminates, his restricted shares that are not vested are forfeited (that is, repurchased by the company for the $20 per share that the participant paid for it). The Company may repurchase (other than from Mr. Bevis) restricted shares that were vested upon termination. Repurchase is at fair market value as of the date of termination if the repurchase occurs within 180 days of the termination of employment, otherwise at fair market value as of the date of the repurchase. Fifty percent of the repurchase price may be paid on a deferred basis in certain circumstances.

Dividends on the Series M Preferred Stock are paid only under certain circumstances, including redemption of shares of Series AA Preferred Stock, described in the Certificate of Incorporation. If those circumstances exist, dividends are required to be paid on the Series M Preferred Stock regardless of whether full cumulative dividends on the Series AA Preferred Stock have been paid or declared and set aside for payment.

Otherwise, upon a liquidation event or redemption of shares of Series AA Preferred Stock, the Series M Preferred Stock is redeemed for an amount equivalent to the participants’ share of the Stock Plan’s 8% share of the proceeds in excess of the $224.8 million hurdle amount (subject to certain adjustments). Upon a public offering the Series M Preferred Stock is converted to common stock.

Series A Preferred Stock   On July 18, 2006, shares of  Series A Preferred Stock were exchanged for shares of Series AA Preferred Stock. As of December 31, 2005, 140,973 shares were issued and designated as Series A Preferred Stock. As a result of the mandatory redemption features, as of December 31, 2005, the carrying value of the Series A Preferred Stock is net of $24.6 million unamortized discount due to detachable warrants to purchase common stock.  In addition, the preferred stock balance as of December 31, 2005 includes $148.0 million for accrued dividends.

Series B Preferred Stock   Prior to emerging from bankruptcy, the Company had a 2004 Restricted Stock Incentive Plan pursuant to which it sold 720 shares of Series B Preferred Stock to its Chief Executive Officer and certain other officers in private transactions at $162 per share. The Series B Preferred Stock was cancelled pursuant to the plan of reorganization in the bankruptcy reorganization proceeding. As a condition to participating in the Stock Plan and the Cash Plan, participants were required to relinquish their rights under the 2004 Restricted Stock Plan.

12.          Stock Option Plans

The Company formerly had a 2000 Stock Incentive Plan and a 2002 Stock Incentive Plan, both providing for the grant of awards which included restricted stock and stock options. Subject to a limited period to exercise options (which were not exercised by any named executive officer), all outstanding options under those plans were cancelled pursuant to the Company’s Plan upon emergence from bankruptcy.

No options were granted under the 2002 plan. A summary of stock option activity under the 2000 plan is as follows:

	Option Share	Weighted Average Exercise Price
Outstanding at December 31, 2003	45,012	407.25
Granted	3,850	483.13
Exercised	—	—
Forfeited or cancelled	(17,394)	483.13
Outstanding at December 31, 2004	31,468	396.74
Granted	—	—
Exercised	—	—
Forfeited or cancelled	(4,282)	483.13
Outstanding at December 31, 2005	27,186	357.67
Granted	—	—
Exercised	—	—
Forfeited or cancelled	(27,186)	357.67
Exercisable at December 31, 2006	—	—

13.          Commitments and Contingencies

Environmental Contingencies   The Company’s operations are subject to extensive environmental laws and regulations concerning emissions to the air, discharges to surface and subsurface waters, and the generation, handling, storage, transportation, treatment, and disposal of waste materials, as adopted by various governmental authorities in the jurisdictions in which it operates. The Company makes every reasonable effort to remain in full compliance with existing governmental laws and regulations concerning the environment.

Royalty Agreements   The Company has entered into royalty agreements (the “Royalty Agreements”) for the right to use certain patents in the production of its Winwrap stretch film. The Royalty Agreements require the Company to pay the patent holder a fee of $.05 for each pound of Winwrap produced and $.10 per pound for each pound of coreless Winwrap produced. In 2006, the Company purchased these patents for $1.0 million. During the years ended December 31, 2006, 2005 and 2004, the Company paid and expensed royalties of $0.5 million, $1.7 million, and $1.6 million, respectively, under the Royalty Agreements.

Litigation   On January 3, 2006, Pliant and ten subsidiaries filed for bankruptcy under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The cases are being jointly administered under the caption “In re: Pliant Corporation, et al., Case No. 06-10001”. Three of the Company’s subsidiaries with Canadian operations commenced ancillary proceedings in a Canadian court to recognize the Chapter 11 proceedings as “foreign proceedings”. The Company’s operations in Mexico, Germany, and Australia were not included in the Chapter 11 filing.

On June 19, 2006, the Company filed the Plan with the Bankruptcy Court, which was approved by the Bankruptcy Court on June 23, 2006. On July 18, 2006 the Company consummated its reorganization through a series of transactions contemplated in the Plan and it filed with the Bankruptcy Court a notice announcing the effectiveness of the Plan. See Note 2 for additional information.

As a consequence of the Company’s commencement of these bankruptcy proceedings, substantially all pending claims and litigation against it in the United States and Canada were automatically stayed pursuant to the Bankruptcy Code and CCAA. These stays were lifted upon the Company’s emergence from bankruptcy.

On August 30, 2005, Tredegar Film Products Corp. filed a complaint against the Company, Case No. 05 CH 14715 (Cook County, Illinois Circuit Court, Chancery Division). In this lawsuit, Tredegar seeks compensatory damages in excess of $30,000 and $2 million in punitive damages against the Company for alleged misappropriation and misuse of alleged Tredegar trade secrets related to the hiring by the Company of two former Tredegar employees. On May 2, 2006, Tredegar filed a First Amended Verified Complaint, which added several allegations but did not make any additional claims against the Company. The case is in the discovery stage.

The Company is involved in ongoing litigation matters from time to time in the ordinary course of its business. In our opinion, none of such litigation is material to its financial condition or results of operations.

14.          Operating Segments

Operating segments are components of the Company’s business for which separate financial information is available that is evaluated regularly by its chief operating decision maker in deciding how to allocate resources and in assessing performance. This information is reported on the basis that it is used internally for evaluating segment performance.

In 2006, the Company reorganized its Specialty Products Group and separated it into two operating segments, Specialty Films and Printed Products. In addition, the Company combined its prior Performance Films segment with its Engineered Films segment. These changes were in response to a re-evaluation of the Company’s aggregation criteria. The Company now has four operating segments; Specialty Films, which manufactures personal care, medical and agricultural films, Printed Products which produces printed rollstock, bags and sheets used to package food and consumer goods; Industrial Films segment which manufactures stretch film used to bundle, unitize and protect palletized loads during shipping and storage and PVC films used by supermarkets, delicatessens and restaurants to wrap meat, cheese and produce; Engineered Films segment which manufactures film for sale to converters of flexible packaging and a variety of barrier and customs film for smaller niche flexible packaging and industrial markets.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Sales and transfers between our segments are eliminated in consolidation. The Company evaluates the performance of its operating segments based on net sales (excluding intercompany sales) and segment profit. The segment profit reflects income from continuing operations adjusted for interest expense, income taxes, depreciation, amortization, restructuring and other costs and other non-cash charges (principally the impairment of goodwill, intangible assets and fixed assets). The Company’s operating segments are managed separately with separate management teams, because each segment has differing products, customer requirements, technology and marketing strategies.

Segment profit and segment assets as of and for the years ended December 31, 2006, 2005 and 2004 are presented in the following table (in thousands). Certain reclassifications have been made to the prior year amounts to be consistent with the 2006 presentation.

	Specialty Films	Printed Products	Industrial Films	Engineered Films	Corporate/ Other	Total
2006
Net sales to customers	$212,871	$230,953	$321,069	$385,729	$8,373	$1,158,995
Intersegment sales	11,282	3,103	16,485	14,448	(45,318)	—
Total net sales	224,153	234,056	337,554	400,177	(36,945)	1,158,995
Depreciation and amortization	9,306	9,599	6,917	11,196	3,612	40,630
Interest expense	16	5,341	412	1,815	72,344	79,928
Segment profit (loss)	28,145	20,834	31,799	51,482	(28,289)	103,971
Segment total assets	150,483	140,624	107,634	198,076	80,940	677,757
Capital expenditures	13,656	8,475	4,953	7,024	6,413	40,521
2005
Net sales to customers	$195,210	$215,023	$306,984	$347,911	$7,712	$1,072,840
Intersegment sales	3,912	2,743	15,707	7,843	(30,205)	—
Total net sales	199,122	217,766	322,691	355,754	(22,493)	1,072,840
Depreciation and amortization	8,548	10,140	6,740	10,589	4,521	40,538
Interest expense	—	7,555	391	867	146,259	155,072
Segment profit (loss)	27,621	24,099	26,608	42,922	(29,255)	91,995
Segment total assets	246,964	141,796	107,528	228,616	96,001	820,905
Capital expenditures	9,828	7,909	3,397	7,472	4,896	33,502
2004
Net sales to customers	$183,826	$206,907	$254,104	$317,111	$6,732	$968,680
Intersegment sales	4,321	9,709	7,170	8,082	(29,282)	—
Total net sales	188,147	216,616	261,274	325,193	(22,550)	968,680
Depreciation and amortization	8,373	10,559	5,395	10,451	6,273	41,051
Interest expense	—	4,467	29	659	140,523	145,678
Segment profit (loss)	32,961	15,995	26,245	49,004	(29,577)	94,628
Segment total assets	236,579	138,454	105,543	208,989	87,527	777,092
Capital expenditures	2,507	7,945	8,113	3,151	2,374	24,090

A reconciliation of the totals reported for the operating segments to the totals reported in the consolidated financial statements is as follows (in thousands):

	2006	2005	2004
Profit or Loss
Total segment profit	$103,971	$91,995	$94,628
Depreciation and amortization	(40,630)	(40,538)	(41,051)
Impairment of fixed assets	(280)	—	(359)
Impairment of goodwill and intangible assets	(109,984)	—	—
Reorganization costs	(82,369)	(3,802)	—
Restructuring and other costs	641	(2,436)	(2,108)
Interest expense	(79,928)	(155,072)	(145,678)
Gain on extinguishment of debt	393,665	—	—
Income (loss) from continuing operations before income taxes	$185,086	$(109,853)	$(94,568)
Assets
Total assets for reportable segments	$596,817	$724,904	$689,565
Other unallocated assets	80,940	96,001	87,527
Total consolidated assets	$677,757	$820,905	$777,092

There were no sales to a single customer in 2006, 2005 or 2004 that was more than 10% of consolidated net sales.

Net sales and long-lived assets of our US and foreign operations are as follows:

	2006	2005	2004
Net Sales
United States	$937,814	$868,875	$779,966
Foreign countries (1)	221,181	203,965	188,714
Total	$1,158,995	$1,072,840	$968,680
Long-lived assets
United States	255,622	243,967
Foreign countries	48,821	51,026
Total	$304,443	$294,993
Total Assets
United States	561,846	700,529
Foreign countries	115,911	120,376
Total	$677,757	$820,905

(1)          Foreign countries include Australia, Canada, Germany and Mexico, none of which individually represents 10% of consolidated net sales or long-lived assets.

15.          Warrants Outstanding

The following warrants were issued and outstanding as of December 31:

	2006	2005
Issued with the senior subordinated notes	—	18,532
Issued in connection with recapitalization transaction	—	43,242
Issued in connection with Uniplast acquisition	—	31,003
Issued in connection with the March 2003 Preferred Stock issuance	—	43,962
Total outstanding	—	136,739

As of December 31, 2006, no warrants were outstanding or exercisable.

16.          Estimated Fair Value of Financial Instruments

The estimated fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. In the case of cash and cash equivalents, accounts receivable and accounts payable, the carrying amount is considered a reasonable estimate of fair value. The fair value of fixed debt in 2006 and 2005 was obtained from market quotes. Fair value estimates are made at a specific point in time. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments, interest rate levels, and other factors. These estimates are subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined or relied on with any degree of certainty. Changes in assumptions could significantly affect the estimates. See Note 7 for interest rate derivative information.

Below is a summary of the Company’s financial instruments’ carrying amounts and estimated fair values as of December 31, (in thousands):

	2006		2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$4,199	$4,199	$12,802	$12,802
Accounts receivable	137,042	137,042	133,268	133,268
Total financial assets	$141,241	$141,241	$146,070	$146,070
Financial liabilities:
Floating rate debt	$113,579	$113,579	$130,924	$130,924
Fixed rate debt	624,052	597,059	850,771	710,335
Accounts payable	81,231	81,231	52,000	52,000
Total financial liabilities	$818,862	$791,869	$1,033,695	$893,259

17.          Related-Party Transactions

As of March 13, 2007, J.P. Morgan Partners (BHCA), L.P. or its affiliates (“JP Morgan”) owned approximately 50.09% of the Company’s outstanding New Common Stock, and 12.48% of its outstanding Series AA preferred stock. CCMP Capital Advisors, LLC, a private equity firm formed in August 2006 by the former buyout/growth equity professionals of J.P. Morgan Partners, LLC, serves as an investment advisor to JP Morgan as to its investment in the Company.

The Company entered into a Consulting Agreement with NB Consulting Group, LLC for a term of one year, effective as of March 1, 2006, during which the NB Consulting Group will provide certain consulting services to the Company, as described in that agreement. Nathalie Bevis, Principal and Chief

Executive Officer of NB Consulting Group, is the spouse of Harold C. Bevis, the Company’s President and Chief Executive Officer. Pursuant to the Agreement, NB Consulting Group will be paid $86.54/hour for performance of such services, and will not receive more than $180,000 on an annual basis. As Principal and Chief Executive Officer of NB Consulting Group, Mrs. Bevis derives benefit from this Agreement.

18.          Accumulated Other Comprehensive Income/(Loss)

The components of accumulated other comprehensive income/(loss) as of December 31, were as follows (in thousands):

	2006	2005
Minimum pension liability, net of taxes of $840 and $575	$(9,726)	$(11,213)
Foreign currency translation adjustments	(8,520)	(8,378)
Accumulated other comprehensive income/(loss)	$(18,246)	$(19,591)

19.          Condensed Consolidating Financial Statements

The following condensed consolidating financial statements present, in separate columns, financial information for (i) Pliant (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries (as specified in the Indenture dated as of May 30, 2003, as amended (the “2003 Indenture”) relating to the 2003 Notes, the First Supplemental Indenture with respect to the Amended and Restated Indenture relating to the 2004 Notes and the Amended 2004 Notes and the New Subordinated Notes Indenture relating to the New Subordinated Notes (the 2003 Indenture, the Amended and Restated Indenture, as amended by the First Supplemental Indenture, and the New Subordinated Notes Indenture, collectively, the “Indentures”)) on a combined basis, with any investments in non-guarantor subsidiaries specified in the Indentures recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for Pliant and its subsidiaries on a consolidated basis, and (v) Pliant on a consolidated basis, in each case as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004. The 2003 Notes, the 2004 Notes, the Amended 2004 Notes and the New Subordinated Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary and each guarantor subsidiary is 100% owned, directly or indirectly, by Pliant , except that the 2003 Notes are not guaranteed by Uniplast Industries Co. and the Amended 2004 Notes are not guaranteed by Pliant Solutions Corporation (“Pliant Solutions”). Substantially all of the assets of Pliant Solutions were sold on September 30, 2004 and the remainder disposed prior to December 31, 2005. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to Pliant . The condensed consolidating financial statements are presented herein, rather than separate financial statements for each of the guarantor subsidiaries, because management believes that separate financial statements relating to the guarantor subsidiaries are not material to investors.

Condensed Consolidating Balance Sheet
As of December 31, 2006 (In Thousands)

	Pliant				Consolidated
	Corporation	Combined	Combined		Pliant
	Parent Only	Guarantors	Non-Guarantors	Eliminations	Corporation
ASSETS
Current assets:
Cash and cash equivalents	$7	$1,005	$3,187	$—	$4,199
Receivables	108,907	8,131	23,439	—	140,477
Inventories	83,007	6,703	10,393	—	100,103
Prepaid expenses and other	3,698	445	3,136	—	7,279
Income taxes receivable	(792)	1,443	347	—	998
Deferred income taxes	13,452	2	300	—	13,754
Total current assets	208,279	17,729	40,802	—	266,810
Plant and equipment, net	255,622	15,888	32,933	—	304,443
Goodwill	57,777	13,153	1,327	—	72,257
Intangible assets, net	2,498	9,873	18	—	12,389
Investment in subsidiaries	(17,932)	—	—	17,932	—
Other assets	18,905	—	2,953	—	21,858
Total assets	$525,149	$56,643	$78,033	$17,932	$677,757
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt and debt in default	$895	$—	$80	$—	$975
Trade accounts payable	65,710	3,298	12,223	—	81,231
Accrued liabilities	56,078	1,779	4,064	—	61,921
Due to (from) affiliates	(90,702)	65,746	24,956	—	—
Total current liabilities	31,981	70,823	41,323	—	144,127
Long-term debt, net of current portion	708,404	16,700	11,552	—	736,656
Other liabilities	25,636	—	3,810	—	29,446
Deferred income taxes	22,887	4,703	3,697	—	31,287
Shares subject to mandatory redemption	—	—	—	—	—
Total liabilities	788,908	92,226	60,382	—	941,516
Stockholders’ (deficit):
Preferred Stock	198,899	—	—	—	198,899
Common stock	1	—	11,916	(11,916)	1
Paid in capital	154,521	14,020	43,822	(57,842)	154,521
Retained earnings (deficit)	(598,934)	(51,983)	(30,812)	82,795	(598,934)
Stockholders’ notes receivable	—	—	—	—	—
Accumulated other comprehensive loss	(18,246)	2,380	(7,275)	4,895	(18,246)
Total stockholders’ (deficit)	(263,759)	(35,583)	17,651	17,932	(263,759)
Total liabilities and stockholders’ (deficit)	$525,149	$56,643	$78,033	$17,932	$677,757

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2006 (In Thousands)

	Pliant				Consolidated
	Corporation	Combined	Combined		Pliant
	Parent Only	Guarantors	Non-Guarantors	Eliminations	Corporation
Net sales	$983,335	$75,157	$146,024	$(45,521)	$1,158,995
Cost of sales	861,272	69,604	132,416	(45,521)	1,017,771
Gross profit	122,063	5,553	13,608	—	141,224
Total operating expenses	261,700	3,036	7,281	—	272,017
Operating income (loss)	(139,637)	2,517	6,327	—	(130,793)
Interest expense	(72,594)	(1,783)	(5,551)	—	(79,928)
Gain on extinguishment of debt	393,665	—	—	—	393,665
Equity in earnings of subsidiaries	(5,105)		—	5,105	—
Other income (expense), net	7,973	(3,612)	(2,219)	—	2,142
Income (loss) from continuing operations before income taxes	184,302	(2,878)	(1,443)	5,105	185,086
Income tax (benefit) expense	(775)	(80)	864	—	9
Income (loss) from continuing operations	185,077	(2,798)	(2,307)	5,105	185,077
Loss from discontinued operations	—	—	—	—	—
Net income (loss)	$185,077	$(2,798)	$(2,307)	$5,105	$185,077

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2006 (In Thousands)

	Pliant Corporation Parent Only	Combined Guarantors	Combined Non-Guarantors	Eliminations	Consolidated Pliant Corporation
Cash flows from continuing operating activities:	$58,463	$2,290	$(1,186)	$—	$59,567
Cash flows from continuing investing activities:
Capital expenditures for plant and equipment	(36,133)	(2,208)	(2,180)	—	(40,521)
Net fixed asset transfers	1,037	(866)	(171)	—	—
Proceeds from sale of assets	2,655	—	22	—	2,677
Net cash used in investing activities	(32,441)	(3,074)	(2,329)	—	(37,844)
Cash flows from continuing financing activities:
Payment of financing fees	(8,799)	—	—	—	(8,799)
Repurchase of preferred stock	(76)	—	—	—	(76)
Repayments of DIP revolver due to refinancing	(91,524)	(39,400)	—	—	(130,924)
Loans to/from affiliates	(16,321)	22,700	(6,379)	—	—
Borrowing under revolver	89,500	16,700	7,379	—	113,579
Payments of capital lease obligations, net	(1,395)	—	(243)	—	(1,638)
Net cash provided by (used) in continuing financing activities	(28,615)	—	757	—	(27,858)
Cash used in discontinued operations	—	—	—	—	—
Effect of exchange rate changes on cash and cash equivalents	(2,259)	636	(845)	—	(2,468)
Net (decrease)/increase in cash and cash equivalents	(4,852)	(148)	(3,603)	—	(8,603)
Cash and cash equivalents at beginning of the year	4,859	1,153	6,790	—	12,802
Cash and cash equivalents at end of the year	$7	$1,005	$3,187	$—	$4,199

Condensed Consolidating Balance Sheet
As of December 31, 2005 (In Thousands)

	Pliant Corporation Parent Only	Combined Guarantors	Combined Non-Guarantors	Eliminations	Consolidated Pliant Corporation
ASSETS
Current assets:
Cash and cash equivalents	$4,860	$1,152	$6,790	$—	$12,802
Receivables	106,735	10,137	20,812	—	137,684
Inventories	88,950	8,025	9,851	—	106,826
Prepaid expenses and other	4,903	892	1,427	—	7,222
Income taxes receivable	(701)	1,365	410	—	1,074
Deferred income taxes	12,360	—	(936)	—	11,424
Total current assets	217,107	21,571	38,354	—	277,032
Plant and equipment, net	243,968	15,421	35,604	—	294,993
Goodwill	167,583	13,331	1,331	—	182,245
Intangible assets, net	3,829	10,853	37	—	14,719
Investment in subsidiaries	(41,415)	—	—	41,415	—
Other assets	49,251	—	2,665	—	51,916
Total assets	$640,323	$61,176	$77,991	$41,415	$820,905
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt and debt in default	$933,795	$39,400	$49	$—	$973,244
Trade accounts payable	37,826	2,909	11,265	—	52,000
Accrued liabilities	78,100	3,267	3,837	—	85,204
Due to (from) affiliates	(105,150)	44,571	60,579	—	—
Total current liabilities	944,571	90,147	75,730	—	1,110,448
Long-term debt, net of current portion	4,100	—	4,351	—	8,451
Other liabilities	31,953	—	2,724	—	34,677
Deferred income taxes	23,945	4,503	3,127	—	31,575
Shares subject to mandatory redemption	270,689	—	—	—	270,689
Total liabilities	1,275,258	94,650	85,932	—	1,455,840
Minority interest	—	—	—	—	—
Redeemable stock:
Preferred stock	102	—	—	—	102
Common stock	6,645	—	—	—	6,645
Total redeemable stock	6,747	—	—	—	6,747
Stockholders’ (deficit):
Common stock	103,376	14,020	29,302	(43,322)	103,376
Warrants to purchase common stock	39,133	—	—	—	39,133
Retained earnings (deficit)	(763,940)	(49,184)	(29,596)	78,780	(763,940)
Stockholders’ notes receivable	(660)	—	—	—	(660)
Accumulated other comprehensive loss	(19,591)	1,690	(7,647)	5,957	(19,591)
Total stockholders’ (deficit)	(641,682)	(33,474)	(7,941)	41,415	(641,682)
Total liabilities and stockholders’ (deficit)	$640,323	$61,176	$77,991	$41,415	$820,905

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2005 (In Thousands)

	Pliant Corporation Parent Only	Combined Guarantors	Combined Non-Guarantors	Eliminations	Consolidated Pliant Corporation
Net sales	$898,682	$70,118	$134,553	$(30,513)	$1,072,840
Cost of sales	780,857	64,662	124,703	(30,513)	939,709
Gross profit	117,825	5,456	9,850	—	133,131
Total operating expenses	78,711	4,451	8,832	—	91,994
Operating income	39,114	1,005	1,018	—	41,137
Interest expense	(146,638)	(831)	(7,603)	—	(155,072)
Equity in earnings of subsidiaries	(10,339)	—	—	10,339	—
Other income (expense), net	7,171	(4,127)	1,038	—	4,082
Income (loss) from continuing operations before income taxes	(110,692)	(3,953)	(5,547)	10,339	(109,853)
Income tax (benefit) expense	1,178	(6)	845	—	2,017
Income (loss) from continuing operations	(111,870)	(3,947)	(6,392)	10,339	(111,870)
Loss from discontinued operations	(1,096)	—	—	—	(1,096)
Net income (loss)	$(112,966)	$(3,947)	$(6,392)	$10,339	$(112,966)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2005 (In Thousands)

	Pliant Corporation Parent Only	Combined Guarantors	Combined Non-Guarantors	Eliminations	Consolidated Pliant Corporation
Cash flows from continuing operating activities:	$(18,436)	$(36,425)	$(2,209)	$—	$(57,070)
Cash flows from continuing investing activities:
Capital expenditures for plant and equipment	(30,298)	(1,020)	(2,184)	—	(33,502)
Proceeds from sale of assets	58	605	4,527	—	5,190
Net cash provided by (used in) investing activities	(30,240)	(415)	2,343	—	(28,312)
Cash flows from continuing financing activities:
Payment of capitalized fees	(12,130)	—	—	—	(12,130)
Repurchase of preferred stock	(12)	—	—	—	(12)
Borrowing under revolver	67,524	39,400	—	—	106,924
Payments of capital lease obligations	(2,048)	—	—	—	(2,048)
Net cash provided by continuing financing activities	53,334	39,400	—	—	92,734
Cash used in discontinued operations	(195)	—	—	—	(195)
Effect of exchange rate changes on cash and cash equivalents	396	(2,111)	1,780	—	65
Net (decrease)/increase in cash and cash equivalents	4,859	449	1,914	—	7,222
Cash and cash equivalents at beginning of the year	—	704	4,876	—	5,580
Cash and cash equivalents at end of the year	$4,859	$1,153	$6,790	$—	$12,802

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2004 (In Thousands)

	Pliant Corporation Parent Only	Combined Guarantors	Combined Non-Guarantors	Eliminations	Consolidated Pliant Corporation
Net sales	$796,794	$75,931	$125,335	$(29,380)	$968,680
Cost of sales	671,297	66,431	118,471	(29,380)	826,819
Gross profit	125,497	9,500	6,864	—	141,861
Total operating expenses	76,869	4,026	9,119	—	90,014
Operating income (loss)	48,628	5,474	(2,255)	—	51,847
Interest expense	(140,566)	(646)	(4,466)	—	(145,678)
Equity in earnings of subsidiaries	(30,004)	—	—	30,004	—
Other income (expense), net	8,139	(3,278)	(5,598)	—	(737)
Income (loss) from continuing operations before income taxes	(113,803)	1,550	(12,319)	30,004	(94,568)
Income tax (benefit) expense	119	867	603	—	1,589
Loss from continuing operations	(113,922)	683	(12,922)	30,004	(96,157)
Loss from discontinued operations	—	(17,765)	—	—	(17,765)
Net income (loss)	$(113,922)	$(17,082)	$(12,922)	$30,004	$(113,922)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2004 (In Thousands)

	Pliant Corporation Parent Only	Combined Guarantors	Combined Non-Guarantors	Eliminations	Consolidated Pliant Corporation
Cash flows from continuing operating activities:	$(35,311)	$3,305	$30,562	$—	$(1,444)
Cash flows from continuing investing activities:
Capital expenditures for plant and equipment	(17,086)	(517)	(6,487)	—	(24,090)
Proceeds from sale of assets	6,450	—	—	—	6,450
Net cash used in investing activities	(10,636)	(517)	(6,487)	—	(17,640)
Cash flows from continuing financing activities:
Payment of capitalized fees	(9,864)	—	—	—	(9,864)
Net proceeds from issuance of preferred stock	117	—	—	—	117
Proceeds from issuance of senior discount notes	225,299	—	—	—	225,299
Borrowings/(payments) on long-term debt	(165,922)	—	(24,163)	—	(190,085)
Net cash provided by (used) in continuing financing activities	49,630	—	(24,163)	—	25,467
Cash used in discontinued operations	(3,952)	(892)	—	—	(4,843)
Effect of exchange rate changes on cash and cash equivalents	269	(2,384)	2,848	—	733
Net (decrease)/increase in cash and cash equivalents	—	(488)	2,760	—	2,272
Cash and cash equivalents at beginning of the year	—	1,192	2,116	—	3,308
Cash and cash equivalents at end of the year	$—	$704	$4,876	$—	$5,580

20.          OTHER INCOME (EXPENSE)

Other income for the year ended December 31, 2006 includes a gain of $1.9 million on the sale of remaining real estate in the Company’s Merced, California facility and $0.3 million of other less significant items.

Other income for the year ended December 31, 2005 includes a $4.1 million gain in sale of the Company’s Alliant business. Other expense for the year ended December 31, 2004 includes $1.3 million loss on the sale of real property, $0.1 million currency gain, and $0.5 million other less significant items.

21.          SELECTED QUARTERLY INFORMATION-UNAUDITED

Selected quarterly financial information for the years ended December 31, 2006 and 2005 are as follows (in thousands):

	Quarter Ended
	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
Net Sales	$278,909	$293,357	$289,073	$297,656
Gross profit	35,919	34,001	36,955	34,349
Net income/(loss)	(117,539)	377,412	(13,989)	(60,807)

	Quarter Ended
	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
Net Sales	$288,733	$261,973	$259,246	$262,888
Gross profit	33,774	32,472	32,935	33,950
Net income/(loss)	(35,986)	(25,421)	(26,131)	(25,428)

22.          DISCONTINUED OPERATIONS

On September 30, 2004, the Company sold substantially all of the assets of its wholly-owned subsidiary, Pliant Solutions Corporation (“Pliant Solution”) which was previously reported as a separate operating segment, and manufactured decorative and surface coverings through the conversion of various films into consumer packaged goods. These products were sold through retailers to consumers for a wide range of applications, including shelf-lining, decorative accents, glass coverings, surface repair, resurfacing and arts and crafts projects.

In accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets, Pliant Solutions was accounted for as a discontinued operation and, accordingly, its operating results are segmented and reported as discontinued operations in the accompanying consolidated statement of operations. Net sales for the nine months ended December 31, 2004 were $22.5 million. No tax benefits were recorded on the losses from discontinued operations or on the $10.4 million loss on sale of assets as realization of these tax benefits is not certain.

22.          SUBSEQUENT EVENTS

Issuance of Series M Preferred Stock

On February 20, 2007, the Company issued 8,000 shares of Series M Preferred Stock to certain employees pursuant to the Company’s Stock Plan. The Series M Preferred Stock, participates in the enterprise value of the Company upon a “liquidation event” or upon an 80% “redemption” of the shares of Series AA Preferred Stock or upon a public offering, to the extent the proceeds exceed $224.8 million. A participant’s restricted Series M Preferred Stock vests monthly over a 36 month period beginning with the July 18, 2006 emergence from bankruptcy, or upon a liquidation event, redemption, or public offering; or upon certain terminations of employment within a limited period before an accelerated vesting event.

Upon receiving their awards in February 2007, participants purchased their shares of Series M Preferred Stock for $20 per share. The shares were issued for an aggregate purchase price of $160,000. At that time, the fair market value of the shares of Series M Preferred Stock (as determined by an appraisal by an independent appraisal firm), was $103 per share. Each participant made an election under Section 83(b) of the Internal Revenue Code to pay tax at that time on the $83 difference between those amounts; and the Company paid a bonus of $138 per share (the tax-grossed-up amount of the $83 difference) to each participant to enable the participant to pay such taxes. If a participant’s employment terminates, his restricted shares that are not vested are forfeited (that is, repurchased by the company for the $20 per share that the participant paid for it). The Company may repurchase (other than from

Mr. Bevis) restricted shares that were vested upon termination. Repurchase is at fair market value as of the date of termination if the repurchase occurs within 180 days of the termination of employment, otherwise at fair market value as of the date of the repurchase. Fifty percent of the repurchase price may be paid on a deferred basis in certain circumstances.

Otherwise, upon a liquidation event or redemption of shares of Series AA Preferred Stock, the Series M Preferred Stock is redeemed for an amount equivalent to the participants’ share of the Stock Plan’s 8% share of the proceeds in excess of the $224.8 hurdle amount (subject to certain adjustments). Upon a public offering the Series M Preferred Stock is converted to common stock.

Canadian Restructuring

On February 20, 2007 the Company’s Board of Directors approved management’s proposed plan to close the Company’s plant in Langley, British Columbia and converting/distribution operations in Barrie, Ontario and integrate their assets into existing manufacturing facilities. The Company plans to discontinue all manufacturing in Langley by the end of the third quarter of 2007. Barrie’s operations are planned to cease by the end of the second quarter of 2007 with the equipment and inventory relocated concurrently. The Company currently estimates the restructuring costs associated with these closures to be approximately $10 million, with approximately $4.5 million related to equipment relocation and $5.5 million associated with one-time employee severance and other related costs.

PLIANT CORPORATION AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2006, 2005 and 2004
(In Thousands)

Description	Balance at Beginning of Year	Additions Charged to Profit & Loss	Write-offs	Foreign Currency Impact	Balance at End of Year
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
2006	$5,672	$404	$(2,346)	$21	$3,751
2005	$4,489	$2,608	$(1,413)	$(12)	$5,672
2004	$4,736	$1,600	$(1,878)	$31	$4,489

	Balance at Beginning of Year	(Reductions From) Additions to Continuing Operations	Additions to Other Comprehensive Income	Additions to Discontinued Operations	Balance at End of Year
INCOME TAX VALUATION ALLOWANCE:
2006	$94,516	$(64,303)	$3,092	$—	$33,305
2005	$69,693	$24,396	$—	$427	$94,516
2004	$44,484	$18,282	$—	$6,927	$69,693

S-1

INDEX TO EXHIBITS

Exhibit Number
2.1	Debtors’ Joint Plan of Reorganization (incorporated by reference to Exhibit 2 to the Current Report on Form 8-K filed by Pliant Corporation on March 20, 2006).
2.2

Debtors’ Second Amended Joint Plan of Reorganization, dated as of April 18, 2006 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Pliant Corporation on April 21, 2006).

2.3	Debtors’ Third Amended Joint Plan of Reorganization, dated as of June 5, 2006 (incorporated by reference to Exhibit 2 to the Current Report on Form 8-K filed by Pliant Corporation on June 7, 2006).
2.4

Debtors’ Fourth Amended Joint Plan of Reorganization, dated as of June 19, 2006 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Pliant Corporation on June 19, 2006).

3.1

Amended and Restated Certificate of Incorporation of Pliant Corporation, effective as of July 18, 2006 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Pliant Corporation on July 24, 2006).

3.2	Amended and Restated By-laws of Pliant Corporation, effective July 18, 2006 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by Pliant Corporation on July 24, 2006).
3.3	Form of Stock Certificate evidencing the Series AA Preferred Stock (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-A filed by Pliant Corporation on November 17, 2006).
4.1

Indenture, dated as of May 30, 2003, among Pliant Corporation, the Note Guarantors party thereto and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.6 to Pliant Corporation’s Registration Statement on Form S-1 (File No. 333-106432)).

4.2

Form of First Supplemental Indenture, dated as of April 30, 2004, among Pliant Corporation, the New Note Guarantor party thereto, the existing Note Guarantors party thereto and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.9 to Pliant Corporation’s Registration Statement on Form S-1 (File No. 333-115114)).

4.3

Form of Indenture, dated as of February 17, 2004, among Pliant Corporation, the Note Guarantors party thereto and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.8 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 26, 2004).

4.4

Form of Senior Secured Discount Note (incorporated by reference to Exhibit B to Exhibit 4.8 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 26, 2004).

4.5

Second Priority Security Agreement, dated as of May 30, 2003, among Pliant Corporation, the subsidiary guarantors party thereto and Wilmington Trust Company, as Collateral Agent (incorporated by reference to Exhibit 4.8 to Pliant Corporation’s Registration Statement on Form S-1 (File No. 333-106432)).

4.6

Form of Supplement No. 1 to Second Priority Security Agreement, dated as of April 30, 2004, among Uniplast Industries Co. and Wilmington Trust Company, as collateral agent (incorporated by reference to Exhibit 4.14 to Pliant Corporation’s Registration Statement on Form S-1 (File No. 333-115114)).

4.7

Form of Security Agreement dated as of February 17, 2004, among Pliant Corporation, the subsidiary guarantors party thereto and Wilmington Trust Company, as Collateral Agent (incorporated by reference to Exhibit 4.11 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 26, 2004).

4.8

Form of Canadian Security Agreement, dated as of February 17, 2004, among Uniplast Industries Co., the guarantors party thereto, and Wilmington Trust Company, as Collateral Agent (incorporated by reference to Exhibit 4.12 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 26, 2004).

4.9

Second Priority Pledge Agreement, dated as of May 30, 2003, among Pliant Corporation, the subsidiary guarantors party thereto and Wilmington Trust Company, as Collateral Agent (incorporated by reference to Exhibit 4.9 to Pliant Corporation’s Registration Statement on Form S-1 (File No. 333-106432)).

4.10

Form of Supplement No. 1 to Second Priority Pledge Agreement, dated as of April 30, 2004, among Uniplast Industries Co. and Wilmington Trust Company, as collateral agent (incorporated by reference to Exhibit 4.18 to Pliant Corporation’s Registration Statement on Form S-1 (File No. 333-115114)).

4.11

Form of Pledge Agreement dated as of February 17, 2004, among Pliant Corporation, the subsidiary pledgors party thereto and Wilmington Trust Company, as Collateral Agent (incorporated by reference to Exhibit 4.14 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 26, 2004).

4.12

Form of Canadian Pledge Agreement, dated as of February 17, 2004, among Uniplast Industries Co., the pledgors party thereto, and Wilmington Trust Company, as Collateral Agent (incorporated by reference to Exhibit 4.15 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 26, 2004).

4.13

Exchange and Registration Rights Agreement, dated as of May 31, 2000, among Pliant Corporation, the Note Guarantors party thereto, and Chase Securities, Inc. and Deutsche Bank Securities Inc., as Initial Purchasers (incorporated by reference to Exhibit 4.3 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).

4.14

Exchange and Registration Rights Agreement, dated as of April 10, 2002, among Pliant Corporation, the Note Guarantors party thereto, and J.P. Morgan Securities, Inc. and Deutsche Bank Securities Inc., as Initial Purchasers (incorporated by reference to Exhibit 4.7 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-86532)).

4.15

Exchange and Registration Rights Agreement, dated as of May 30, 2003, among Pliant Corporation, the Note Guarantors party thereto, and J.P. Morgan Securities Inc., Deutsche Bank Securities, Inc. and Credit Suisse First Boston LLC, as Initial Purchasers (incorporated by reference to Exhibit 4.12 to Pliant Corporation’s Registration Statement on Form S-1 (File No. 333-106432)).

4.16

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

4.18

Exchange and Registration Rights Agreement, dated as of May 6, 2005 (incorporated by reference to Exhibit 4.26 to Post-Effective Amendment No. 2 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-114608)).

4.19

Indenture, dated as of July 18, 2006, among Pliant Corporation, certain subsidiaries of Pliant Corporation, and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Pliant Corporation on July 24, 2006).

4.20

First Supplemental Indenture, dated as of July 18, 2006, with respect to the Amended and Restated Indenture, dated as of May 6, 2005, among Pliant Corporation, certain subsidiaries of Pliant Corporation, and Wilmington Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by Pliant Corporation on July 24, 2006).

4.21

Stockholders’ Agreement, dated as of July 18, 2006, among Pliant Corporation and holders of Pliant Corporation’s Common Stock (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Pliant Corporation on July 24, 2006).

4.22

Registration Rights Agreement, dated as of July 18, 2006, among Pliant Corporation and holders of Pliant Corporation’s Series AA Redeemable Preferred Stock (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by Pliant Corporation on July 24, 2006).

10.1

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

10.2

Restricted Stock Agreement, dated as of May 31, 2000, between Pliant Corporation and Jack E. Knott (incorporated by reference to Exhibit 10.17 to Pliant Corporation’s Registration Statement on Form S-4 (File No. 333-42008)).

10.3

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

10.5

Release Agreement, dated December 31, 2004, between Pliant Corporation and Brian Johnson (incorporated by reference to Exhibit 10.62 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005).

10.6

Letter Agreement, dated January 26, 2005, between Pliant Corporation and James Ide (incorporated by reference to Exhibit 10.63 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005).

10.7

Severance and Release Agreement, dated as of March 18, 2005, between Pliant Corporation and Lori Roberts (incorporated by reference to Exhibit 10.64 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005).

10.8

Pliant Corporation 2004 Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.65 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005).

10.9

Pliant Corporation 2004 MIP Long Term Incentive Plan (incorporated by reference to Exhibit 10.66 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005).

10.10

Fourth Amendment to the Pliant Corporation Defined Benefit Pension Plan (incorporated by reference to Exhibit 10.69 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005).

10.11

Buy Out Agreement, dated January 5, 2005, among Pliant Corporation, Pliant Investment, Inc. and Supreme Plastics Group PLC (incorporated by reference to Exhibit 10.70 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005).

10.12

Assignment of Limited Liability Company Interests, dated January 5, 2005, between Pliant Investment, Inc. and Supreme Plastics Group PLC (incorporated by reference to Exhibit 10.71 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005).

10.13

Agreement for Purchase and Sale of Assets, dated July 12, 2004, among Pliant Corporation, Pliant Solutions Corporation and Kittrich Corporation (incorporated by reference to Exhibit 10.1 to Pliant Corporation’s Current Report on Form 8-K filed on October 6, 2004).

10.14

Management Incentive Compensation Plan, effective as of January 1, 2005, between Pliant Corporation and certain eligible officers (incorporated by reference to Exhibit 10.1 to Pliant Corporation’s Current Report on Form 8-K filed on June 9, 2005).

10.15

Severance and Release Agreement, effective as of March 18, 2005, between Pliant Corporation and Lori Roberts (incorporated by reference to Exhibit 10.64 to Pliant Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005).

10.16

Employment Agreement, dated June 10, 2005, between Pliant Corporation and R. David Corey (incorporated by reference to Exhibit 10.6 to Pliant Corporation’s Current Report on Form 8-K filed by on June 9, 2005).

10.17

Working Capital Credit Agreement, dated as of July 18, 2006, among Pliant Corporation, certain subsidiaries of Pliant Corporation, the lenders party thereto, Merrill Lynch Bank USA, as administrative agent, and Merrill Lynch Commercial Finance Corp., as sole lead arranger and book manager (incorporated by reference to Exhibit 10.1 to Pliant Corporation’s Quarterly Report on 10-Q for the quarter ended September 30, 2006 filed November 14, 2006).

10.18

Fixed Asset Credit Agreement, dated as of July 18, 2006, among Pliant Corporation Pty Ltd., Pliant Corporation of Canada Ltd., Pliant Film Products GmbH, Aspen Industrial, S.A. de C.V., the lenders party thereto, Merrill Lynch Bank USA, as administrative agent, and Merrill Lynch Commercial Finance Corp., as sole lead arranger and book manager (incorporated by reference to Exhibit 10.2 to Pliant Corporation’s Quarterly Report on 10-Q for the quarter ended September 30, 2006 filed November 14, 2006).

10.19

Pliant Corporation 2006 Restricted Stock Incentive Plan, dated as of July 18, 2006 (incorporated by reference to Exhibit 10.3 to Pliant Corporation’s Quarterly Report on 10-Q for the quarter ended September 30, 2006 filed November 14, 2006).

10.20

Pliant Corporation Deferred Cash Incentive Plan adopted as of July 18, 2006 (incorporated by reference to Exhibit 10.4 to Pliant Corporation’s Quarterly Report on 10-Q for the quarter ended September 30, 2006 filed November 14, 2006).

10.21

Employment Agreement, dated December 21, 2006, by and between Pliant Corporation and Harold C. Bevis (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed by Pliant Corporation on December 22, 2006).

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