Form 10-Q
period 2007-03-31
PLIANT CORPORORATION
filed 2007-05-15
CIK 1049442

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒  No ☐

At May 3, 2007 there were 100,003 outstanding shares of the Registrant’s common stock. As of May 3, 2007, persons other than affiliates of the Registrant held 49,871, or approximately 49.87%, of the outstanding shares of the Registrant’s common stock.  There is no established trading market for the Registrant’s common stock and, therefore, the aggregate market value of shares held by non-affiliates cannot be determined by reference to recent sales or bid and asked prices.

PLIANT CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS

PLIANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2007 (UNAUDITED) AND DECEMBER 31, 2006 (DOLLARS IN THOUSANDS)

	March 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,075	$4,199
Receivables, net of allowances of $3,207 and $3,751, respectively	127,156	140,477
Inventories (Note 3)	103,467	100,103
Prepaid expenses and other	6,221	7,279
Income taxes receivable, net	377	998
Deferred income taxes	10,012	13,754
Total current assets	254,308	266,810
PLANT AND EQUIPMENT, net	306,792	304,443
GOODWILL	72,271	72,257
INTANGIBLE ASSETS, net	11,779	12,389
OTHER ASSETS	21,057	21,858
TOTAL ASSETS	$666,207	$677,757
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$1,004	$975
Trade accounts payable	82,888	81,231
Accrued liabilities:
Interest payable	3,346	10,055
Customer rebates	6,022	7,403
Other	31,118	44,463
Total current liabilities	124,378	144,127
LONG-TERM DEBT, net of current portion	761,230	736,656
OTHER LIABILITIES	31,780	29,446
DEFERRED INCOME TAXES	24,351	31,287
Total Liabilities	941,739	941,516
STOCKHOLDERS’ DEFICIT:
Redeemable Preferred Stock—Series AA—335,650 shares authorized, par value $.01 per share, with a redemption and liquidation value of $1,000 per share plus accumulated dividends, 335,592 shares outstanding at March 31, 2007 and December 31, 2006	210,439	198,899
Redeemable Preferred Stock—Series M—8,000 shares authorized, par value $.01 per share, 8,000 shares outstanding at March 31, 2007 and no shares outstanding at December 31, 2006	—	—
Common stock—par value $.01 per share; 100,050,000 shares authorized, 100,003 shares outstanding at March 31, 2007 and December 31, 2006	1	1
Paid in capital	155,345	154,521
Accumulated deficit	(622,210)	(598,934)
Accumulated other comprehensive loss	(19,107)	(18,246)
Total stockholders’ deficit	(275,532)	(263,759)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$666,207	$677,757

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (IN THOUSANDS) (UNAUDITED)

	Three Months Ended
	March 31,
	2007	2006
NET SALES	$260,392	$297,656

COST OF SALES	225,956	263,307
Gross Profit	34,436	34,349

OPERATING EXPENSES:
Selling, General and Administrative	19,538	18,100
Research and Development	3,065	2,298
Restructuring and Other Costs (Note 4)	1,408	15
Reorganization Costs (Note 2)	271	53,550
Other operating costs (Note 13)	1,101	—
Total operating expenses	25,383	73,963

OPERATING INCOME (LOSS)	9,053	(39,614)

INTEREST EXPENSE—Current and Long-term debt (Note 5, 6)	(21,174)	(19,841)
INTEREST EXPENSE—Redeemable Preferred Stock (Note 5)	—	(271)

OTHER INCOME (EXPENSE)—Net	351	148

LOSS BEFORE INCOME TAXES	(11,770)	(59,578)

INCOME TAX EXPENSE	678	1,229

NET LOSS	$(12,448)	$(60,807)

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (IN THOUSANDS) (UNAUDITED)

	Three Months Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,448)	$(60,807)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,553	9,977
Amortization of deferred financing costs and accretion of debt discount	9,990	9,331
Deferred dividends and accretion on preferred shares	—	271
Write off of deferred financing costs	—	15,777
Write off of original issue debt discount and premium	—	30,453
Deferred income taxes	411	(430)
(Gain) / loss on disposal of assets	—	24
Non cash other operating costs	664	—
Changes in assets and liabilities:
Receivables	13,329	(9,543)
Inventories	(3,035)	(6,045)
Prepaid expenses and other	980	829
Income taxes payable/receivable	612	438
Other assets	(183)	6,594
Trade accounts payable	1,869	10,680
Accrued liabilities	(21,652)	7,646
Other liabilities	(627)	574
Net cash provided by operating activities	1,463	15,769

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	26	—
Capital expenditures for plant and equipment	(11,437)	(7,237)
Net cash used in investing activities	(11,411)	(7,237)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock	160	—
Payment of financing fees	(103)	(1,000)
Repayment of capital leases and other, net	(228)	(467)
Proceeds from revolving debt—net	14,000	—
Net cash provided by / (used in) financing activities	13,829	(1,467)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,005)	(520)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,876	6,545
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	4,199	12,802
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$7,075	$19,347
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	16,838	3,165
Income taxes	464	362
Supplemental schedule of non-cash investing and financing activities:
Preferred Stock dividends accrued but not paid	—	257
Plant and equipment acquired under capital leases	1,998	—

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2007 (IN THOUSANDS) (UNAUDITED)

		Preferred Stock				Common Stock
		Series AA		Series M
	Total	Shares	Amount	Shares	Amount	Shares	Amount	Paid In Capital	Accumu- lated Deficit	Accumu- lated Other Compre- hensive Loss
BALANCE-December 31, 2006	$(263,759)	335	$198,899	—	$—	100	$1	$154,521	$(598,934)	$(18,246)
Cumulative effect of adoption of FIN 48	712								712
Adjusted Balance January 1, 2007	$(263,047)	335	$198,899	—	$—	100	$1	$154,521	$(598,222)	$(18,246)
Comprehensive loss:
Net loss	(12,448)								(12,448)
Foreign currency translation adjustment	(861)									(861)
Comprehensive loss:	(13,309)
Issuance of Series M Preferred Stock	824			8				824
Preferred stock dividends	—		11,540						(11,540)
	$(275,532)	335	$210,439	8	$—	100	$1	$155,345	$(622,210)	$(19,107)

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of Pliant Corporation and its subsidiaries (collectively “Pliant”, the “Company” or ”we”) were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The information reflects all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows of Pliant as of the dates and for the periods presented.

Certain information in footnote disclosures normally included in financial statements presented in accordance with GAAP has been condensed or omitted in accordance with the rules and regulations of the SEC. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Nature of operations   The Company produces polymer-based (plastic), value-added films for flexible packaging, personal care, medical, agricultural and industrial applications. Our manufacturing facilities are located in the United States, Canada, Mexico, Germany and Australia.

Chapter 11 Bankruptcy Proceedings and Reorganization   The Company and ten of its subsidiaries filed for protection under Chapter 11 of Title 11 of the Bankruptcy Code (the “Bankruptcy Code”) in January 2006. On June 19, 2006, the Company filed with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) its Fourth Amended Joint Plan of Reorganization (the “Plan”) which was approved by the Bankruptcy Court on June 23, 2006. On July 18, 2006, the Company consummated its reorganization through a series of transactions contemplated in the Plan and emerged from bankruptcy.  We have worked diligently in an effort to analyze each of the claims filed in our Chapter 11 cases, and have already made significant progress in reconciling such claims with our books and records. See footnote 2 to the Financial Statements for more detailed information on our emergence from bankruptcy.

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

•         extinguished our Series B Preferred Stock, no par value (“Series B Preferred Stock”);

•         issued (i) an aggregate principal amount of $34,967,000 of 13% Senior Subordinated Notes due 2010 (the “New Subordinated Notes”),  (ii) 335,592 shares of Series AA Preferred Stock, par value $.01 per share (“Series AA Preferred Stock”), and (iii) 100,003 shares of new common stock, par value $.01 per share (“New Common Stock”) in exchange for (A) all of our 13% Senior Subordinated Notes due 2010 (the “2000/2002 Notes”), (B) all of our Series A Cumulative Exchangeable Redeemable Preferred Stock, no par value (the “Series A Preferred Stock”), (C) our existing common stock, par value $.01 per share  (“Old Common Stock”) and (D) warrants to purchase our Old Common Stock;

•         made cash payments to the applicable trustee of (A) $3,200,000 for further distribution to the holders of the 2000/2002 Notes and (B) $18,529,375.55 ($4 million of which was a consent fee and the balance of which was the missed March 1, 2006 interest payment and the interest owed on that interest payment) for further distribution to the holders of our 11 1/8% Senior Secured Notes due 2009 (the “2003 Notes”) and reinstated the 2003 Notes;

•         reinstated our 11.35% (formerly 11 1/8%) Senior Secured Discount Notes due 2009 (the “2004 Notes”) and our 11.85% (formerly 11 5/8%) Senior Secured Notes due 2009 (the “Amended 2004 Notes”) and increased the interest rate on the 2004 Notes and the Amended 2004 Notes by ..225%;

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

The Company has worked diligently in an effort to analyze each of the claims filed in our Chapter 11 cases, and have already made significant progress in reconciling such claims with its books and records. Moreover, the Company has been steadily making distributions to the holders of many such claims, as well as to creditors appearing in its schedules, and have filed objections to certain claims as necessary. To date, the Company has filed six omnibus objections to claims, resulting in a reduction to the claims register of more than 80 claims totaling more than $86.5 million, which were primarily claims made by equity holders who received distributions of new securities according to the Company’s Plan. In addition, the Company has paid more than $47 million to satisfy contract cure amounts, vendor trade agreements, and other unsecured claims. We estimate that there are approximately $2.1 million in non-litigation claims remaining for processing.

As referenced above, the Company completed a debt for equity exchange whereby 100% of its outstanding $320 million of 2000/2002 Notes and $24.3 million in accrued interest were exchanged for 265,123 shares or 79% of its new Series AA Preferred Stock, approximately 30,000 shares or 30% of its New Common Stock, $3.2 million in cash consideration and approximately $35 million in New Subordinated Notes. Pursuant to SFAS 15,  Accounting by Debtors and Creditors for Troubled Debt Restructuring,  these $35 million of New Subordinated Notes were recorded at aggregate principal plus interest to maturity of $20.1 million or a total of $55.1 million. In addition, 100% of the $ 298.0 million of shares subject to mandatory redemption, including the Company’s Series A Preferred Stock were also exchanged for shares of its new Series AA Preferred Stock and shares of its New Common Stock. The fair market value of equity received in connection with these exchanges was approximately $182.3 million. Taking into account the $3.2 million of cash consideration bondholders received and collectability reserves of $4.9 million established in connection with outstanding stockholders’ notes receivable, this resulted in a gain on extinguishment of debt of $393.7 million on a combined exchange of $642.3 million of debt and accrued interest. See Note 5 for additional information regarding the Exit Credit Facilities, the New Subordinated Notes, the 2004 Notes and the Amended 2004 Notes.

On July 18, 2006, the Company entered into a Stockholders Agreement (the “Stockholders’ Agreement”) that is binding on all parties receiving shares of New Common Stock, pursuant to the terms of the Plan. The Stockholders’ Agreement provides for certain restrictions on transfer of the New Common Stock and requires that all transferees of New Common Stock become a party to the Stockholders’ Agreement. The Stockholders’ Agreement also grants to certain holders of New Common Stock the right to purchase their pro rata share of any new equity securities issued by the Company, subject to exceptions for acquisitions, management equity and certain other transactions. The Stockholders’ Agreement contains “drag-along rights” that require all holders of New Common Stock to participate in and vote in favor of certain sales of the Company approved by the Board of Directors and certain holders of New Common Stock. It further provides that the 5 (out of a total of 7) members of the Board of Directors to be elected by the holders of New Common Stock will consist of the Chief Executive Officer of the Company and 4 members appointed by the holders of a majority of the New Common Stock held by persons defined as “permitted holders” under the indentures for the 2003 Notes, 2004 Notes and Amended 2004 Notes. Finally, the Stockholders’ Agreement provides that certain holders of New Common Stock will have demand registration rights after July 18, 2009 and additional demand and piggyback registration rights following an initial public offering of the New Common Stock.

On July 18, 2006, the Company also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) that is binding on all parties receiving shares of Series AA Preferred Stock, pursuant to the terms of the Plan. The Registration Rights Agreement requires the Company to take all actions reasonably required to permit the Series AA Preferred Stock to be quoted on the NASDAQ OTC Bulletin Board as soon as practicable. The Registration Rights Agreement also provides that, at any time after the ninth month and prior to the second anniversary of the effective date of the Plan, certain holders of the Series AA Preferred Stock can require Pliant to register an underwritten public offering of the Series AA Preferred Stock.

The Company adopted the Stock Plan on July 18, 2006, which provides for the issuance to the Chief Executive Officer and other officers of the Company of Series M Preferred Stock that, when combined with awards under the Cash Plan, will entitle such officers to a maximum of 8% of the equity value of the Company, in the aggregate. Participants in the Stock Plan and Cash Plan will only receive distributions upon the occurrence of certain extraordinary corporate transactions, such as a sale of all or substantially all of the Company’s assets or a change in control of the Company. The Stock Plan and Cash Plan are administered by the Compensation Committee of Company’s Board of Directors composed of non-employee directors. On February 20, 2007, the Company issued 8,000 shares of its Series M Preferred Stock, to certain of its officers pursuant to its Stock Plan.

The Company incurred professional fees and other expenses directly associated with the bankruptcy proceedings. In addition, the Company made certain adjustments to the carrying values of certain pre-petition assets and liabilities. Such costs and adjustments are classified as reorganization costs in the accompanying condensed consolidated statements of operations for the three months ended March 31 and consist of the following (in thousands):

	Three Months ended March 31,
	2007	2006
Debt subject to compromise:
Write-off of unamortized original issuance, discount, net	$—	$5,856
Write-off of unamortized capitalized financing fees	—	15,777
	—	21,633
Manditorily Redeemable Preferred Stock
Write-off of unamortized original issuance discount	—	24,597
Professional fees and claim settlements	271	7,320
Reorganization Costs	$271	$53,550

3.   INVENTORIES

Inventories are valued at the lower of cost (using the first-in, first-out method) or market value. Inventories as of March 31, 2007 and December 31, 2006 consisted of the following (in thousands):

	March 31, 2007	December 31, 2006
Finished goods	$50,855	$45,564
Raw materials	41,923	44,656
Work-in-process	10,689	9,883
Total	$103,467	$100,103

4.   RESTRUCTURING AND OTHER COSTS

Restructuring and other costs include plant closing costs (including costs related to relocation of manufacturing equipment), office closing costs and other costs related to workforce reductions.

The following table summarizes restructuring and other costs for the three months ended March 31 (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Plant closing costs:
Severance	$ 170	$—
Other plant closure costs	22	15
Office closing and workforce reduction costs:
Severance	1,216	—
Total Restructuring and other costs	$1,408	$15

The following table summarizes the roll-forward of the accruals from December 31, 2006 to March 31, 2007:

			Accruals for the three months ended March 31, 2007
					Other
	12/31/2006				Plant			3/31/2007
	# Employees	Accrual	Additional		Closure		Payments/	# Employees	Accrual
	Terminated	Balance	Employees	Severance	Costs	Total	Charges	Terminated	Balance
Plant Closing Costs:
Leases	—	2,430	—	—	15	15	(1,551)	—	894
Langley	—	—	—	—	7	7	—	—	7
Barrie	—	—	19	170	—	170	(170)	19	—
	—	$2,430	19	170	22	$192	$(1,721)	19	$901
Office Closing and Workforce Reduction Costs:
Canada	—	—	7	1,216	—	1,216	(1,216)	7	—
	—	$—	7	$1,216	—	$1,216	$(1,216)	7	$—
Total Plant & Office closing	—	$2,430	26	$1,386	$22	$1,408	$(2,937)	26	$901

Plant Closing Costs

2007—During the first quarter of 2007, we announced the closure of our Barrie, Ontario and Langley, British Columbia plants and the restructuring of our Canadian administrative functions. Our total estimated costs include $1.3 million of severance costs related to our Engineered Films segment, $8.2 million of severance and plant closing costs related to our Printed Products segment and $0.5 million of severance costs related to our Industrial Films segment. We incurred $0.2 million and $1.2 million relating to severance payments in connection with the shutdown of Barrie and the restructuring of the Canadian sales and administrative functions, respectively. These restructuring charges, of which $0.9 million relate to our Engineered Films segment and $0.4 million relate to our Industrial Films segment, have been included in the Corporate/Other segment for the quarter ended March 31, 2007.

2006—No restructuring activities were initiated in the first quarter of 2006.

2005—During 2005, the Company accrued $1.9 million for the net costs to terminate the remaining lease agreements associated with its Shelbyville, Indiana facility. During the first quarter of 2007, payments of $1.5 million were made to complete the buy out of the remaining obligations under these leases.

2003—During 2003, the Company accrued the present value of future lease payments on three buildings it no longer occupied in an amount of $3.3 million. As of March 31, 2007, $0.9 million of these accruals are remaining.

5.   DEBT

Debt as of March 31, 2007 and December 31, 2006 consists of the following (in thousands):

	March 31, 2007	December 31, 2006
Credit Facilities:
Revolving credit facility	$127,579	$113,579
Amended 2004 Notes	311,296	302,382
2004 Notes	7,812	7,808
2003 Notes	250,000	250,000
New Subordinated Notes	55,101	55,101
Obligations under capital leases	10,446	8,761
Total	762,234	737,631
Less current portion	(1,004)	(975)
Long-term portion	$761,230	$736,656

Current Exit Credit Facilities

On July 18, 2006, the Company and/or certain of its subsidiaries entered into the Exit Credit Facilities, consisting of the Working Capital Credit Agreement and the Fixed Asset Credit Agreement (all as defined in Note 2). The Exit Credit Facilities provide up to $200 million of total commitments, subject to the borrowing base described below. The Working Capital Credit Agreement includes a $20 million letter of credit sub-facility, with letters of credit reducing availability thereunder, and each of the Exit Credit Facilities includes sub-limits for loans to certain of the foreign subsidiaries of the Company which are borrowers under the Exit Credit Facilities. The Exit Credit Facilities were funded on July 18, 2006, and replace our prior credit facilities.

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

The borrowing base under the Working Capital Credit Agreement is based on specified percentages of the Company’s and its subsidiaries’ party thereto eligible accounts receivable, finished good inventory, work in process and raw material inventory minus certain reserves. The borrowing base under the Fixed Asset Credit Agreement is based on specified percentages of the Company’s and its subsidiaries’ party thereto eligible real estate valued at market value plus the net orderly liquidation value of eligible machinery and equipment minus certain reserves.

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

As of March 31, 2007, the Company had borrowings of $127.6 million and availability of $45.7 million under the Exit Credit Facilities.

Prior Credit Facilities

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

First Supplemental Indenture

On July 18, 2006, the Company, certain of its subsidiaries and Wilmington Trust Company, as trustee, entered into the First Supplemental Indenture amending the Amended and Restated Indenture to increase the interest rate by .225% per annum with respect to the 2004 Notes and the Amended 2004 Notes, which additional interest will accrue as payment-in-kind interest. As a result, on July 18, 2006, the interest rate on the Amended 2004 Notes was increased to 11.85% per annum and the interest rate on the 2004 Notes was increased to 11.35% per annum. Commencing on December 15, 2006, only the incremental interest rate increase of .225% will accrue as payment-in-kind interest on the 2004 Notes and the remaining 11 1/ 8% interest rate will accrue as cash pay interest. The First Supplemental Indenture did not amend the covenants or acceleration provisions of the Amended and Restated Indenture.

Amended 2004 Notes

As of March 31, 2007, the Company had $311.3 million aggregate principal amount of Amended 2004 Notes outstanding. The Amended 2004 Notes accrued payment-in-kind interest at the rate of 11 5/8% from the date of issuance until July 18, 2006, on which date the interest rate was increased by .225% to 11.85% in accordance with the Plan. Such incremental interest rate increase of .225% also accrues as payment-in-kind interest. The Amended 2004 Notes mature on June 15, 2009 and require payment of non-cash interest in the form of additional notes compounded semi-annually on each June 15 and December 15 through maturity.

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

2004 Notes

As of March 31, 2007, the Company had $7.8 million of 2004 Notes outstanding. The 2004 Notes accreted at the rate of 11 1/8% from the date of issuance until July 18, 2006, on which date the interest rate was increased by .225% to 11.35% in accordance with the Plan. The 2004 Notes accreted at the rate of 11.35% until

December 15, 2006 to an aggregate principal amount of $1,000.88 per $1,000 stated principal amount. Commencing on December 15, 2006, interest on the 2004 Notes accrues at the rate of 11.35% with such incremental interest rate increase of .225% accruing as payment-in-kind interest and the remaining 11 1/8% payable in cash semiannually on June 15 and December 15, commencing on June 15, 2007. The 2004 Notes mature on June 15, 2009.

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

2003 Notes

As of March 31, 2007, the Company had $250 million of 2003 Notes outstanding. The 2003 Notes accrued interest from the date of issuance through September 30, 2006 at the rate of 11 1/8% and will continue to accrue interest at such rate through the date of maturity. The 2003 Notes mature on September 1, 2009 and interest is payable in cash semiannually on each March 1 and September 1. On July 18, 2006, in accordance with the Plan, the Company paid to the trustee with respect to the 2003 Notes, for further distribution to the holders thereof, an aggregate cash payment of $18.5 million, $14.5 million of which represented the interest payment due on March 1, 2006 plus interest on such unpaid interest and the balance of which was a $4 million consent fee.

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

Prior to June 1, 2007, the Company may redeem up to 35% of the original aggregate principal amount of the 2003 Notes with the net cash proceeds of one or more equity offerings by it at a redemption price equal to 111.125% of the principal amount thereof, plus accrued and unpaid interest. On or after June 1, 2007, the Company may redeem some or all of the 2003 Notes at the following redemption prices (expressed as a percentage of the sum of the principal amount plus accrued and unpaid interest): 105.563% if redeemed on or after June 1, 2007 and prior to June 1, 2008; 102.781% if redeemed on or after June 1, 2008 and prior to June 1, 2009; and 100% if redeemed on or after June 1, 2009.

New Subordinated Notes

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

Pursuant to SFAS 15, Accounting for Debtors and Creditors for Trouble Debt Restructuring, the New Subordinated Notes were recorded at aggregate principal plus interest to maturity of $20.1 million or a total of $55.1 million. The New Subordinated Notes Indenture provides that interest will accrue on the New Subordinated

Notes from the date of issuance at the rate of 13% per annum until maturity on July 15, 2010 and will be payable semi-annually on the New Subordinated Notes on each January 15 and July 15, commencing January 15, 2007, to holders of record on the immediately preceding January 1 or July 1. The New Subordinated Notes accrue payment-in-kind interest with respect to the first two interest payment dates and then accrue semi-annual cash pay interest with respect to the interest payment dates thereafter. The New Subordinated Notes are subject to the Company’s right, which is assignable, to refinance the New Subordinated Notes during the first year after issuance by tendering to the holders of all the New Subordinated Notes cash in an amount equal to (i) $20,000,000 plus (ii) interest accrued at a rate of 13% per annum from the date of issuance through the date of payment on a principal amount of $20,000,000 minus (iii) any interest previously paid in cash on the New Subordinated Notes. Commencing on July 19, 2007, the Company may redeem the New Subordinated Notes in whole or in part at a redemption price equal to 100% of the aggregate principal amount of the New Subordinated Notes plus accrued and unpaid interest to the redemption date. The New Subordinated Notes Indenture provides the holders of the New Subordinated Notes with the right to require the Company to repurchase the New Subordinated Notes at a repurchase price equal to 101% of the aggregate principal amount plus accrued and unpaid interest upon a change of control of the Company (as defined in the New Subordinated Notes Indenture). The New Subordinated Notes Indenture does not provide for a sinking fund with respect to the New Subordinated Notes.

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

6.   INTEREST EXPENSE—Current and Long-term debt

Interest expense—current and long-term debt in the statements of operations for the three months ended March 31, 2007 and 2006 is as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Interest expense, net
Revolving credit facilities	$2,214	$2,521
Amended 2004 Notes	8,914	7,841
2004 Notes	222	195
2003 Notes	6,953	6,953
2000/2002 Notes(a)	—	471
Other, net	1,799	570
Interest expense accrued, net	20,102	18,551
Recurring amortization of financing fees	1,072	1,290
TOTAL	$21,174	$19,841
Cash interest payments
Revolving credit facilities	$2,705	$3,082
2003 Notes	13,906	—
Other, net	228	83
TOTAL	$16,838	$3,165

(a)             The Company’s 2000/2002 Notes were exchanged for a combination of New Senior Subordinated Notes, Series AA Preferred Stock and New Common Stock in connection with the Company’s Plan of Reorganization. Interest on the  2000/2002 Notes above includes interest for the two days, plus interest on interest, prior to the bankruptcy filing plus interest on the December 1, 2005 unpaid interest payment. Interest for the three months ended March 31, 2006 at the stated rate of 13% would have been $10,400.

7.   INCOME TAXES

The Company adopted the provisions of Financial Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years prior to 2000. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as income tax expense. Accrued interest and penalties are insignificant at March 31, 2007. The Company believes that it has appropriate support for income tax positions taken or to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

The cumulative effect of adopting FIN 48 was a decrease in tax reserves of $0.7 million and a decrease in Retained Deficit as of January 1, 2007 of $0.7 million. As of January 1, 2007, the amount of unrecognized tax benefits was $2.9 million of which all would, if recognized, decrease our effective tax rate. There may be fluctuations in the amount of the liability, however, the changes are not expected to be material.

For the three months ended March 31, 2007, income tax expense was $0.7 million on pretax losses from operations of $11.8 million as compared to income tax expense of $1.2 million on pretax loss from operations of $59.6 million for the three months ended March 31, 2006. Income tax benefits related to net operating losses in the United States are offset by a valuation allowance as the realization of these tax benefits is not certain. Therefore, the income tax expense in the statements of operations primarily reflects foreign income taxes.

8.   OTHER COMPREHENSIVE LOSS

Other comprehensive loss for the three months ended March 31, 2007 and 2006 was $13.3 million and $61.7 million, respectively. The components of other comprehensive loss are net loss and foreign currency translation.

9.   OPERATING SEGMENTS

Operating segments are components of our business for which separate financial information is available that is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing performance. This information is reported on the basis that it is used internally for evaluating segment performance.

In 2006, the Company reorganized its Specialty Products Group and separated it into two operating segments, Specialty Films and Printed Products. In addition, the Company combined its prior Performance Films segment with its Engineered Films segment. These changes were in response to a re-evaluation of the Company’s aggregation criteria. The Company now has four operating segments: Specialty Films, which manufactures personal care, medical and agricultural films; Printed Products which produces printed rollstock, bags and sheets used to package food and consumer goods; Industrial Films segment which manufactures stretch film used to bundle, unitize and protect palletized loads during shipping and storage and PVC films used by supermarkets, delicatessens and restaurants to wrap meat, cheese and produce; and Engineered Films segment which manufactures film for sale to converters of flexible packaging and a variety of barrier and custom films for smaller niche flexible packaging and industrial markets.

Segment information in this report for 2006 has been reclassified to reflect this reorganization. Sales and transfers between our segments are eliminated in consolidation. We evaluate the performance of our operating segments based on net sales (excluding inter-company sales) and segment profit. The segment profit reflects income before interest expense, income taxes, depreciation, amortization, restructuring costs and other non-cash charges and net adjustments for certain unusual items. Our reportable segments are managed separately with separate management teams, because each segment has differing products, customer requirements, technology and marketing strategies.

Segment profit and segment assets as of and for the periods ended March 31, 2007 and 2006 are presented in the following table (in thousands). Certain reclassifications have been made to the prior year amounts to be consistent with the 2007 presentation.

	Engineered Films	Industrial Films	Specialty Films	Printed Products	Corporate/ Other	Total
Three months ended March 31, 2007
Net sales to customers	$83,742	$73,228	$47,995	$51,303	$4,124	$260,392
Intersegment sales	3,670	4,472	3,636	357	(12,135)	—
Total net sales	87,412	77,700	51,631	51,660	(8,011)	260,392
Depreciation and amortization	3,342	1,776	2,577	2,450	1,408	11,553
Interest expense	1,390	183	22	1,043	18,536	21,174
Segment profit	13,392	8,197	6,022	3,867	(7,741)	23,737
Capital expenditures	3,195	1,877	2,442	1,429	2,494	1l,437
Segment assets	200,606	107,911	143,864	136,873	76,953	666,207
Three months ended March 31, 2006
Net sales to customers	$103,225	$78,151	$55,164	$59,064	$2,052	$297,656
Intersegment sales	4,054	5,021	2,102	1,167	(12,344)	—
Total net sales	107,279	83,172	57,266	60,231	(10,292)	297,656
Depreciation and amortization	2,779	1,638	2,257	2,408	896	9,977
Interest expense	659	57	—	1,462	17,934	20,112
Segment profit	12,688	7,505	7,072	3,535	(6,725)	24,076
Capital expenditures	1,304	679	2,002	2,551	701	7,237
As of December 31, 2006
Segment assets	$198,076	$107,634	$150,483	$140,624	$80,940	$677,757

A reconciliation of the totals reported for the operating segments to the totals reported in the consolidated financial statements for the three months ended March 31, 2007 and 2006 and as of March 31, 2007 and December 31, 2006 is as follows (in thousands) (unaudited):

	Three Months Ended March 31,
	2007	2006
Profit or Loss
Total segment profit	$23,737	$24,076
Depreciation and amortization	(11,553)	(9,977)
Restructuring and other costs	(1,408)	(15)
Reorganization costs	(271)	(53,550)
Other operating costs	(1,101)	—
Interest expense	(21,174)	(20,112)
Loss before income taxes	$(11,770)	$(59,578)

	March 31,	December 31,
	2007	2006
Assets
Total assets for reportable segments	$589,254	$596,817
Other unallocated assets	76,953	80,940
Total consolidated assets	$666,207	$677,757

Net sales and long-lived assets of our US and foreign operations are as follows:

	Three Months Ended March 31,
	2007	2006
Net Sales
United States	$210,067	$240,672
Foreign countries(a)	50,325	56,984
Total	$260,392	$297,656

	March 31,	December 31,
	2007	2006
Long-lived assets
United States	$259,070	$255,622
Foreign countries	47,722	48,821
Total	$306,792	$304,443
Total assets
United States	$549,644	$561,846
Foreign countries	116,563	115,911
Total	$666,207	$677,757

(a)             Foreign countries include Australia, Canada, Germany and Mexico, none of which individually represents 10% of consolidated net sales or long-lived assets.

10.   DEFINED BENEFIT PLANS

The Company sponsors three noncontributory defined benefit pension plans (the “United States Plans”) covering domestic employees with 1,000 or more hours of service. The Company funds these in accordance with the funding requirements of the Employee Retirement Income Security Act of 1974. Contributions are intended to not only provide for benefits attributed to service to date but also for those expected to be earned in the future. We also sponsor a defined benefit plan in Germany (the “Germany Plan”). Periodic pension expense for the German Plan was immaterial. For information on the Germany Plan please refer to the Company’s Form 10-K for the year ended December 31, 2006. In the second quarter of 2004, the Company redesigned its retirement programs which led to the curtailment and “freeze” of the pension plan for U.S. salaried employees effective June 30, 2004.

The consolidated net periodic pension expense (benefit) for the three months ended March 31, 2007 and 2006 includes the following components (in thousands):

	Three Months Ended March 31,
	2007	2006
United States Plans
Service cost-benefits earned during the period	$98	$111
Interest cost on projected benefit obligation	1,286	1,247
Expected return on assets	(1,570)	(1,384)
Other	28	31
Net periodic pension expense (benefit)	$(158)	$5

11.   CONTINGENCIES

Litigation   We are involved in various litigation matters from time to time in the ordinary course of our business, including matters described in previous filings. In our opinion, none of such litigation is material to our financial condition or results of operations.

12.   CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The following condensed consolidating financial statements present, in separate columns, financial information for (i) Pliant (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries (as specified in the Indenture dated as of May 30, 2003, as amended (the “2003 Indenture”) relating to the 2003 Notes, the First Supplemental Indenture with respect to the Amended and Restated Indenture relating to the 2004 Notes and the Amended 2004 Notes and the New Subordinated Notes Indenture relating to the New Subordinated Notes (the 2003 Indenture, the Amended and Restated Indenture, as amended by the First Supplemental Indenture, and the New Subordinated Notes Indenture, collectively, the “Indentures”)) on a combined basis, with any investments in non-guarantor subsidiaries specified in the Indentures recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for Pliant and its subsidiaries on a consolidated basis, and (v) Pliant on a consolidated basis, in each case as of March 31, 2007 and December 31, 2006 and for the three months ended March 31, 2007 and 2006. The 2003 Notes, the 2004 Notes, the Amended 2004 Notes and the New Subordinated Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary and each guarantor subsidiary is 100% owned, directly or indirectly, by Pliant, except that the 2003 Notes are not guaranteed by Uniplast Industries Co. and the Amended 2004 Notes are not guaranteed by Pliant Solutions Corporation (“Pliant Solutions”). Substantially all of the assets of Pliant Solutions were sold on September 30, 2004 and the remainder disposed prior to December 31, 2005. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to Pliant . The condensed consolidating financial statements are presented herein, rather than separate financial statements for each of the guarantor subsidiaries, because management believes that separate financial statements relating to the guarantor subsidiaries are not material to investors.

PLIANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2007 (DOLLARS IN THOUSANDS) (UNAUDITED)

	Pliant Corporation (Parent Only)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated Pliant Corporation
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6	$3,244	$3,825	$—	$7,075
Receivables, net of allowances	95,955	8,254	22,947	—	127,156
Inventories	86,353	7,092	10,022	—	103,467
Prepaid expenses and other	2,664	624	2,933	—	6,221
Income taxes receivable, net	(515)	844	48	—	377
Deferred income taxes	9,703	6	303	—	10,012
Total current assets	194,166	20,064	40,078	—	254,308
PLANT AND EQUIPMENT, net	259,070	15,543	32,179	—	306,792
GOODWILL	57,777	13,153	1,341	—	72,271
INTANGIBLE ASSETS, net	2,096	9,670	13	—	11,779
INVESTMENT IN SUBSIDIARIES	(17,311)	—	—	17,311	—
OTHER ASSETS	17,914	—	3,143	—	21,057
TOTAL ASSETS	$513,712	$58,430	$76,754	$17,311	$666,207
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term debt	$917	$—	$87	$—	$1,004
Trade accounts payable	67,655	4,753	10,480	—	82,888
Accrued liabilities	35,832	451	4,203	—	40,486
Due to (from) affiliates	(82,845)	67,657	15,188	—	—
Total current liabilities	21,559	72,861	29,958	—	124,378
LONG-TERM DEBT, net of current portion	723,086	16,700	21,444	—	761,230
OTHER LIABILITIES	25,907	1,394	4,479	—	31,780
DEFERRED INCOME TAXES	18,692	2,674	2,985	—	24,351
Total Liabilities	789,244	93,629	58,866	—	941,739
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock	210,439	—	—	—	210,439
Common stock	1	—	11,916	(11,916)	1
Additional paid-in capital	155,345	14,020	43,822	(57,842)	155,345
Retained earnings (deficit)	(622,210)	(51,547)	(30,797)	82,344	(622,210)
Accumulated other comprehensive loss	(19,107)	2,328	(7,053)	4,725	(19,107)
Total stockholders’ equity (deficit)	(275,532)	(35,199)	17,880	17,311	(275,532)
TOTAL LIABILITIES AND STOCKOLDERS’ EQUITY (DEFICIT)	$513,712	$58,430	$76,754	$17,311	$666,207

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2006 (DOLLARS IN THOUSANDS) (UNAUDITED)

	Pliant Corporation (Parent Only)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated Pliant Corporation
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7	$1,005	$3,187	$—	$4,199
Receivables, net of allowances	108,907	8,131	23,439	—	140,477
Inventories	83,007	6,703	10,393	—	100,103
Prepaid expenses and other	3,698	445	3,136	—	7,279
Income taxes receivable, net	(792)	1,443	347	—	998
Deferred income taxes	13,452	2	300	—	13,754
Total current assets	208,279	17,729	40,802	—	266,810
PLANT AND EQUIPMENT, net	255,622	15,888	32,933	—	304,443
GOODWILL	57,777	13,153	1,327	—	72,257
INTANGIBLE ASSETS, net	2,498	9,873	18	—	12,389
INVESTMENT IN SUBSIDIARIES	(17,932)	—	—	17,932	—
OTHER ASSETS	18,905	—	2,953	—	21,858
TOTAL ASSETS	$525,149	$56,643	$78,033	$17,932	$677,757
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term debt	$895	$—	$80	$—	$975
Trade accounts payable	65,710	3,298	12,223	—	81,231
Accrued liabilities	56,078	1,779	4,064	—	61,921
Due to (from) affiliates	(90,702)	65,746	24,956	—	—
Total current liabilities	31,981	70,823	41,323	—	144,127
LONG-TERM DEBT, net of current portion	708,404	16,700	11,552	—	736,656
OTHER LIABILITIES	25,636	—	3,810	—	29,446
DEFERRED INCOME TAXES	22,887	4,703	3,697	—	31,287
Total Liabilities	788,908	92,226	60,382	—	941,516
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock	198,899	—	—	—	198,899
Common stock	1	—	11,916	(11,916)	1
Additional paid-in capital	154,521	14,020	43,822	(57,842)	154,521
Retained earnings (deficit)	(598,934)	(51,983)	(30,812)	82,795	(598,934)
Accumulated other comprehensive loss	(18,246)	2,380	(7,275)	4,895	(18,246)
Total stockholders’ equity (deficit)	(263,759)	(35,583)	17,651	17,932	(263,759)
TOTAL LIABILITIES AND STOCKOLDERS’ EQUITY (DEFICIT)	$525,149	$56,643	$78,033	$17,932	$677,757

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE THREE MONTHS ENDED MARCH 31, 2007 (IN THOUSANDS) (UNAUDITED)

	Pliant	Combined	Combined		Consolidated
	Corporation	Guarantor	Non-Guarantor		Pliant
	(Parent Only)	Subsidiaries	Subsidiaries	Eliminations	Corporation
NET SALES	$222,233	$16,196	$34,130	$(12,167)	$260,392
COST OF SALES	191,932	15,121	31,070	(12,167)	225,956
GROSS PROFIT	30,301	1,075	3,060	—	34,436
OPERATING EXPENSES	23,152	544	1,687	—	25,383
OPERATING INCOME	7,149	531	1,373	—	9,053
INTEREST EXPENSE	(19,857)	(147)	(1,170)	—	(21,174)
EQUITY IN EARNINGS OF SUBSIDIARIES	(5)	—	—	5	—
OTHER INCOME (EXPENSE)—Net	88	2	261	—	351
INCOME (LOSS) BEFORE INCOME TAXES	(12,625)	386	464	5	(11,770)
INCOME TAX EXPENSE (BENEFIT)	(177)	224	631	—	678
NET INCOME (LOSS)	$(12,448)	$162	$(167)	$5	$(12,448)

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE THREE MONTHS ENDED MARCH 31, 2006 (IN THOUSANDS) (UNAUDITED)

	Pliant	Combined	Combined		Consolidated
	Corporation	Guarantor	Non-Guarantor		Pliant
	(Parent Only)	Subsidiaries	Subsidiaries	Eliminations	Corporation
NET SALES	$253,039	$20,843	$36,141	$(12,367)	$297,656
COST OF SALES	223,711	19,148	32,815	(12,367)	263,307

GROSS PROFIT	29,328	1,695	3,326	—	34,349
OPERATING EXPENSES	71,682	550	1,731	—	73,963

OPERATING INCOME	(42,354)	1,145	1,595	—	(39,614)
INTEREST EXPENSE	(17,996)	(655)	(1,461)	—	(20,112)
EQUITY IN EARNINGS OF SUBSIDIARIES	(179)	—	—	179	—
OTHER INCOME (EXPENSE)—Net	(18)	(14)	180	—	148

INCOME (LOSS) BEFORE INCOME TAXES	(60,547)	476	314	179	(59,578)

INCOME TAX EXPENSE	260	221	748	—	1,229

NET INCOME (LOSS)	$(60,807)	$255	$(434)	$179	$(60,807)

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED MARCH 31, 2007 (IN THOUSANDS) (UNAUDITED)

	Pliant	Combined	Combined		Consolidated
	Corporation	Guarantor	Non-Guarantor		Pliant
	(Parent Only)	Subsidiaries	Subsidiaries	Eliminations	Corporation
CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(2,521)	$2,510	$1,474	$—	$1,463

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	18	8	—	—	26
Capital expenditures for plant and equipment	(10,314)	(246)	(877)	—	(11,437)
Net cash used in investing activities	(10,296)	(238)	(877)	—	(11,411)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of financing fees	(103)	—	—	—	(103)
Repayment of capital leases and other, net	(212)	—	(16)	—	(228)
Proceeds from revolving debt	4,000	—	10,000	—	14,000
Loans (to)/from affiliates	10,000	—	(10,000)	—	—
Proceeds from issuance of preferred stock	160	—	—	—	160
Net cash provided by/(used in) financing activities	13,845	—	(16)	—	13,829

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,029)	(33)	57	—	(1,005)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1)	2,239	638	—	2,876

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	7	1,005	3,187	—	4,199

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$6	$3,244	$3,825	$—	$7,075

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED MARCH 31, 2006 (IN THOUSANDS) (UNAUDITED)

	Pliant	Combined	Combined		Consolidated
	Corporation	Guarantor	Non-Guarantor		Pliant
	(Parent Only)	Subsidiaries	Subsidiaries	Eliminations	Corporation
CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES	$14,795	$(288)	$1,262	$—	$15,769

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	—	—	—	—	—
Capital expenditures for plant and equipment	(6,666)	(283)	(288)	—	(7,237)
Net cash used in investing activities	(6,666)	(283)	(288)	—	(7,237)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of financing fees	(1,000)	—	—	—	(1,000)
Repayment of capital leases and other, net	(322)	—	(145)	—	(467)
Proceeds from revolving debt	—	—	—	—	—
Proceeds from issuance (repurchase) of preferred stock	—	—	—	—	—
Net cash provided by/(used in) financing activities	(1,322)	—	(145)	—	(1,467)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(914)	(111)	505	—	(520)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,893	(682)	1,334	—	6,545

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	4,859	1,153	6,790	—	12,802

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$10,752	$471	$8,124	$—	$19,347

See notes to condensed consolidated financial statements.

13.   ISSUANCE OF SERIES M PREFERRED STOCK

On February 20, 2007, the Company issued 8,000 shares of Series M Preferred Stock to certain employees pursuant to the Company’s Stock Plan.

Upon receiving their awards in February 2007, participants purchased their shares of Series M Preferred Stock for $20 per share. The shares were issued for an aggregate purchase price of $160,000. At that time, the fair market value of the shares of Series M Preferred Stock (as determined by an appraisal by an independent appraisal firm), was $103 per share. Each participant made an election under Section 83(b) of the Internal Revenue Code to pay tax at that time on the $83 difference between those amounts; and the Company paid a bonus of approximately $138 per share (the tax-grossed-up amount of the $83 difference) to each participant to enable the participant to pay such taxes.

In addition, the Company recognized the fair market value of $103 per share, less par value of $.01 per share, as additional paid in capital of approximately $824,000 and has recorded the cost of the tax-gross-up of $437,000 and the difference between fair market value and purchase price of $664,000 together as other operating costs in the accompanying condensed consolidated statement of operations.

14.   GOODWILL

Based upon the 2006 annual impairment test, the Company determined that goodwill was impaired in our Specialty Films and Printed Products segments and recorded goodwill write-downs totaling $110.0 million. The impairment charge recorded in the financial statements was based on managements’ preliminary estimates of fair value of plant, property and equipment and intangible assets. The Company is in the process of obtaining valuations and will record an adjustment to the carrying value of goodwill in the Specialty Films segment if the valuation indicates an additional impairment exists in excess of the amount recorded in the financial statements for the year ended December 31, 2006.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2006. This section contains certain forward-looking statements within the meaning of federal securities laws that involve risks and uncertainties, including statements regarding our plans, objectives, goals, strategies and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under “Cautionary Statement for Forward-Looking Information” below and elsewhere in this report.

General

We generate our revenues, earnings and cash flows from the sale of film and flexible packaging products throughout the world. We manufacture these products at 22 facilities located on 20 sites in the United States, Australia, Canada, Germany and Mexico.

Overview

Chapter 11 Bankruptcy Proceedings and Reorganization   The Company and ten of its subsidiaries filed for protection under the Bankruptcy Code in January 2006. On June 19, 2006, the Company filed with the Bankruptcy Court its Plan which was approved by the Bankruptcy Court on June 23, 2006. On July 18, 2006, the Company consummated its reorganization through a series of transactions contemplated in the Plan and emerged from bankruptcy.

We have worked diligently in an effort to analyze each of the claims filed in our Chapter 11 cases, and have already made significant progress in reconciling such claims with our books and records. Moreover, we have been steadily making distributions to the holders of many such claims, as well as to creditors appearing in our schedules, and have filed objections to certain claims as necessary. To date, we have filed six omnibus objections to claims, resulting in a reduction to the claims register of more than 80 claims totaling more than $86.5 million, which were primarily claims made by equity holders who received distributions of new securities according to the Company’s Plan. In addition, we have paid more than $47 million to satisfy contract cure amounts, vendor trade agreements, and other unsecured claims. We estimate that there are approximately $2.1 million in non-litigation claims remaining for processing. See footnote 2 to the Financial Statements for more detailed information on our emergence from bankruptcy.

We recorded sales of $260.4 million in the first quarter of 2007 compared to sales of $297.7 million in the first quarter of 2006. First quarter 2007 sales measured in pounds were 208.7 million, which represents a 3.6% decrease from the first quarter of 2006.

Total segment profit was $23.7 million for the first quarter of 2007, compared to $24.1 million for the first quarter of 2006. Segment profit, presented in accordance with GAAP, reflects income from continuing operations adjusted for interest expense, income taxes, depreciation, amortization, and restructuring charges. The decrease in segment profit of $0.4 between periods is primarily attributable to the impact of the decrease in sales volume, offset by the impact of favorable waste and other cost reduction programs and to higher research and development costs associated with our innovation programs.

Average sales price for the three months ended March 31, 2007 was $1.248 per pound as compared to $1.375 per pound for the three months ended March 31, 2006. This 9.2% decrease unfavorably impacted sales in our reportable segments by approximately $28.4 million. However, raw material costs, which represent approximately 62% of our total cost of goods sold in our reportable segments, also decreased approximately $28.8 million over the comparable period of 2006 due to lower resin prices and improved net waste.

Raw Material Costs

The primary raw materials used in the manufacture of most of our products are polypropylene resin, polyethylene resin and PVC resin. The long-term prices of these materials are primarily a function of the price of crude oil and natural gas. We have not historically hedged our exposure to raw material increases, but have moved more customers to programs which would allow us to pass through cost increases in raw materials. Raw material costs as a percentage of sales have decreased to 54% for the first quarter of 2007, from 60% for the first quarter of 2006.

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

Results of Operations

The following table sets forth net sales, operating expenses, and operating income, and such amounts as a percentage of net sales, for the three months ended March 31, 2007 and 2006 (dollars in millions).

	Three Months Ended March 31,
	2007		2006
	$	% of Sales	$	% of Sales
Net sales	$260.4	100.0%	$297.7	100.0%
Cost of sales	226.0	86.8	263.3	88.4
Gross profit	34.4	13.2	34.4	11.6
Selling, general and administrative	19.5	7.5	18.1	6.1
Research and development costs	3.1	1.2	2.3	0.8
Restructuring and other costs	1.4	0.5	—	—
Reorganization costs	0.2	0.1	53.6	18.0

Other operating costs	1.1	0.4	—	—

Total operating expenses	25.3	9.7	74.0	24.9
Operating income (loss)	$9.1	3.5%	$(39.6)	(13.3)%

Three Months Ended March 31, 2007 Compared with the Three Months Ended March 31, 2006

Net Sales

Net sales decreased by $37.3 million, or 12.5%, to $260.4 million for the first quarter of 2007 from $297.7 million for the three months ended March 31, 2006. The decrease resulted primarily from a 3.6% decrease in our sales volume and a 9.2% decrease in our average selling prices reflecting reductions in raw material prices. See “Operating Segment Review” below for a detailed discussion of sales volumes and selling prices by segment and division.

Gross Profit

Gross profit remained constant at $34.4 million for the first quarter of 2007 despite lower sales volume due to raw material cost reductions attributed to declining resin prices and improved waste rates and the impact of the Company’s other cost containment initiatives. See “Operating Segment Review” below for a detailed discussion of the margin variances by segment.

Selling, General and Administrative

Selling, general and administrative expenses were $19.5 million for the first quarter of 2007, compared to $18.1 million for the first quarter of 2006. This increase of $1.4 million includes $0.7 million in additional payroll and payroll related costs, $0.5 million of additional legal and accounting related fees and $0.3 million in additional promotional activities.

Research and Development Costs

Research and development costs were $3.1 million for the first quarter of 2007, compared to $2.3 million in the first quarter of 2006. This increase of $0.8 million is primarily attributable to the expansion of the Company’s 17 innovation programs underway to deliver solutions to existing markets and allow us to access new markets.

Restructuring and Other Costs

Restructuring and other costs of $1.4 million for the first quarter of 2007 relate entirely to the reorganization of our Canadian operations and includes severance costs of $0.2 million associated with the closure of our Barrie,  Ontario facility and $1.2 million associated with the restructuring of the Canadian management and sales teams.

Reorganization Costs

Reorganization costs were $0.2 million for the first quarter of 2007, compared to $53.6 million for the first quarter of 2006. Reorganization costs in the first quarter of 2007 included $0.2 million of legal and bankruptcy court filing fees. Restructuring and other costs in the first quarter of 2006 included the write-off of $15.8 million of unamortized capitalized financing fees associated with the issuance of our 13% Senior Subordinated Notes due 2010 (2000/2002 Notes) and our Amended and Restated Credit Agreement, $5.9 million in unamortized original issue discount, net of premiums, associated with the issuance of our 2000/2002 Notes and $24.6 million associated with the issuance of our Series A Preferred Stock and $7.3 million of legal and financial advisory fees incurred in connection with the Company’s bankruptcy proceedings.

Other Operating Costs

 Other operating costs for the first quarter of 2007 included $1.1 million of costs associated with issuance of the Company’s Series M Preferred Stock pursuant to the Company’s Plan.

Operating Income (Loss)

During the first quarter of 2007, the Company recorded operating income of $9.1 million compared to an operating loss of $39.6 million for the first quarter of 2006.

Interest Expense

Interest expense on current and long-term debt increased by $1.4 million to $21.2 million for the first quarter of 2007, from $19.8 million for the first quarter of 2006. This increase is primarily attributable to increased payment-in-kind interest on our 2004 Amended Notes and capital leases, offset in part by discontinuance of interest on our 2000/2002 Notes.

Interest expense associated with dividends and accretion of the original issue discount on the Company’s previously outstanding Series A Preferred Stock pursuant to SFAS 150, was discontinued, effective January 3, 2006.

Income Tax Expense

Income tax expense for the first quarter of 2007 was $0.7 million on pretax losses of $11.8 million, compared to income tax expense of $1.2 million on pretax losses of $59.6 million for the same period in 2006. Income tax benefits related to net operating losses in the United States were offset by a valuation allowance as the realization of these tax benefits is not certain. The income tax expense in the statements of operations primarily reflects foreign income taxes.

Operating Segment Review

General

We evaluate the performance of our operating segments based on net sales (excluding inter-company sales) and segment profit. The segment profit reflects income from continuing operations adjusted for interest expense, income taxes, depreciation, amortization, restructuring, reorganization and other costs and other non-cash charges (principally the impairment of goodwill, intangible assets and fixed assets). For more information on our operating segments, including a reconciliation of segment profit to income before taxes, see Note 9 to the condensed consolidated financial statements included elsewhere in this report.

We have four operating segments: Engineered Films, Industrial Films, Specialty Films and Printed Products. During 2006, the Company reorganized its Specialty Products Group and separated it into the two operating segments of Specialty Films and Printed Products. Segment information in this report for 2006 has been reclassified to reflect this reorganization.

Summary of segment information (in millions of dollars):

	Engineered Films	Industrial Films	Specialty Films	Printed Products	Corporate/ Other	Total
Three months ended March 31, 2007
Total net sales	$83.7	$73.2	$48.0	$51.3	$4.2	$260.4
Segment profit	13.4	8.2	6.0	3.8	(7.7)	23.7

Three months ended March 31, 2006
Total net sales	$103.2	$78.1	$55.2	$59.1	$2.1	$297.7
Segment profit	12.7	7.5	7.1	3.5	(6.7)	24.1

Three months ended March 31, 2007 compared with the three months ended March 31, 2006

Engineered Films

Net Sales.   Net sales in Engineered Films decreased by $19.5 million, or 18.9%, to $83.7 million for the quarter ended March 31, 2007 from $103.2 million for 2006. This change was due to a decrease in average selling prices of 12.3%, principally due to raw material price decreases and a 7.5% reduction in sales volume, primarily in converter and industrial film markets.

Segment profit.   The Engineered Films segment profit was $13.4 million for the quarter ended March 31, 2007, as compared to $12.7 million for the same period in 2006. This $0.7 million increase in segment profit was primarily due to a $1.2 million reduction in waste and $1.1 million in favorable manufacturing costs, partially offset by the impact of lower sales volume.

Industrial Films

Net sales.   The net sales of our Industrial Films segment decreased by $4.9 million, or 6.3%, to $73.2 million for the quarter ended March 31, 2007 from $78.1 million for the quarter ended March 31, 2006. This decrease is directly correlated to lower raw material costs resulting in lower average selling prices of 11.2%, offset by a 5.5% increase in sales volume, primarily in the stretch films markets.

Segment profit.   The Industrial Films segment profit was $8.2 million for the quarter ended March 31, 2007, as compared to $7.5 million for the same period in 2006. This $0.7 million improvement in segment profit was primarily due to increased sales volume and favorable manufacturing and selling general and administrative costs offset by unfavorable price mix in our PVC markets.

Specialty Films

Net sales.   Net sales in our Specialty Films segment decreased $7.2 million, or 13.0%, to $48.0 million for the quarter ended March 31, 2007 from $55.2 million for the quarter ended March 31, 2006. This decrease was due to a decrease in our average selling prices of 3.7% and lower sales volume of 9.7% due primarily to increased Asian competition in our low gel and medical markets.

Segment profit.   The Specialty Films segment profit was $6.0 million for the quarter ended March 31, 2007, as compared to $7.1 million for the quarter ended March 31, 2006. This $1.1 million decline includes a $1.0 million unfavorable volume impact and $1.7 million in manufacturing and selling, general and administrative costs increases, offset by $1.6 million in favorable sales mix.

Printed Products

Net Sales.   Net sales of our Printed Products segment decreased $7.8 million or 13.2% to $51.3 million for the quarter ended March 31, 2007 from $59.1 million for the quarter ended March 31, 2006. This decrease was due to a reduction in average selling prices of 7.4% and lower sales volume of 6.2% primarily in our bakery business.

Segment profit.   The Printed Products segment profit was $3.8 million for the quarter ended March 31, 2007, as compared to $3.5 million for the quarter ended March 31, 2006. This $0.3 million increase includes $0.9 million of favorable sales mix, $1.5 million lower manufacturing and selling, general and administrative expenses, offset by $2.1 million impact of lower volumes.

Corporate/Other

Corporate/Other includes our corporate headquarters and our research and development facility in Newport News, Virginia. Unallocated corporate expenses increased by $1.0 million to $7.7 million for the quarter ended March 31, 2007, from $6.7 million for the quarter ended March 31, 2006. This increase was primarily due to higher research and development costs of $1.2 million attributed to our innovation programs and government contract work offset by additional gross margin from commercialized sales as well as selling, general and administrative expenses of $1.0 million consisting of $0.4 million in payroll and $0.6 million in legal and other outside services costs.

Liquidity and Capital Resources

Sources of capital

Our principal sources of funds have been cash generated by our operations and borrowings under our revolving credit facility. In addition, we have raised funds through the issuance of the 2000/2002 Notes, the 2003 Notes, the 2004 Notes and the sale of shares of our preferred stock.

As of March 31, 2007 our outstanding long-term debt consisted of $127.6 million in borrowings under our revolving credit facilities, $311.3 million of our Amended 2004 Notes, $7.8 million of our 2004 Notes, $250.0 million of our 2003 Notes, $55.1 million of our New Subordinated Notes and $10.4 million in capital leases.

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

As of March 31, 2007, we had borrowings of $127.6 million and availability of $45.7 million under the Exit Credit Facilities.

Amended 2004 Notes

The Amended 2004 Notes accreted from the date of issuance through July 18, 2006 at the rate of 11 5/8%, compounded semi-annually on each June 15 and December 15. In connection with the Plan, the Company entered into the First Supplemental Indenture dated July 18, 2006 amending the Amended and Restated Indenture to increase the interest rate by ..225% per annum with respect to the Amended 2004 Notes, which additional interest will accrue as payment-in-kind interest. As a result, on July 18, 2006, the interest rate on the Amended 2004 Notes was increased to 11.85% per annum. The Amended 2004 Notes are secured on a first-priority basis by a security interest in our real property, fixtures, equipment, intellectual property and other assets other than the Second-Priority Collateral (the “First-Priority Note Collateral”) and on a second-priority basis by a security interest in substantially all our inventory, receivables and deposit accounts, 100% of the capital stock of, or other equity interests in existing and future domestic subsidiaries and foreign subsidiaries that are note guarantors, 65% of the capital stock of, or other equity interests in existing and future first-tier foreign subsidiaries, investment property and certain other assets of the Company and the note guarantors (the “Second-Priority Note Collateral”). The Amended 2004 Notes are guaranteed by our existing and future domestic restricted subsidiaries and certain foreign subsidiaries.

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

2004 Notes

The 2004 Notes mature on June 15, 2009 and are secured by a first-priority security interest in the First-Priority Note Collateral and a second-priority security interest in the Second-Priority Note Collateral. The 2004 Notes are guaranteed by our existing and future domestic restricted subsidiaries and certain foreign subsidiaries.

The 2004 Notes accreted at the rate of 11 1/8% from the date of issuance until July 18, 2006, on which date the interest rate was increased by .225% to 11.35% in accordance with the Plan. The 2004 Notes accreted at the rate of 11.35% until December 15, 2006 to an aggregate principal amount of $1,000.88 per $1,000 stated principal amount. Commencing on December 15, 2006, interest on the 2004 Notes accrues at the rate of 11.35% with such incremental interest rate increase of .225% accruing as payment-in-kind interest and the remaining 11 1/8% payable in cash semiannually on June 15 and December 15, commencing on June 15, 2007. The 2004 Notes mature on June 15, 2009.

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

2003 Notes

The 2003 Notes accrued interest from the date of issuance through maturity at the rate of 11 1/8%. The 2003 Notes mature on September 1, 2009 and interest is payable in cash semiannually on each March 1 and September 1. The 2003 Notes rank equally with our existing and future senior debt and rank senior to our existing and future subordinated indebtedness, including the 13% New Senior Subordinated Notes. The 2003 Notes are secured by a second priority security interest in both the First Priority Note Collateral and the Second Priority Note Collateral. The 2003 Notes are guaranteed by some of our subsidiaries.

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

Preferred stock

We have 335,592 of $1.000 per share stated value of Series AA Redeemable Preferred Stock outstanding as of March 31, 2007, which accrues dividends at the rate of 13% per annum. The Series AA Preferred Stock is convertible into our New Common Stock. If the Series AA Preferred Stock has not been redeemed or repurchased by July 18, 2011, the holders of at least 40% of the outstanding shares of Series AA Preferred Stock shall have the right to cause all of the outstanding class of Series AA Preferred Stock to be converted into a number of shares of New Common Stock equal to 99.9% of the number of fully diluted shares of New Common Stock after giving effect to such conversion (excluding shares, if any, of New Common Stock issued to stockholders of the other party to a merger qualifying for the “Merger Exception” as defined in our Amended and Restated Certificate of Incorporation).

In addition, we have 8,000 shares of Series M Preferred Stock with a par value of $.01 per share outstanding. During 2006, we adopted the Plan, pursuant to which each participant with shares of Series M Preferred Stock participates in the enterprise value of our Company upon a “liquidation event” or upon an 80% “redemption” of the Series AA Preferred Stock or upon a public offering, to the extent the proceeds exceed $224.8 million. A participant’s restricted Series M Preferred Stock vests monthly over a 36 month period; or upon a liquidation event, redemption, or public offering; or upon certain terminations of employment within a limited period before an accelerated vesting event.

Net Cash Provided by/Used in Operating Activities

Net cash provided by operating activities was $1.5 million for the three months ended March 31, 2007, compared to $15.8 million for the same period in 2006. This $14.3 million decrease between years reflects increased working capital requirements of $19.9 million, partially offset by a $5.6 million improvement in earnings from operations before non-cash charges. Net working capital requirements for the three months ended March 31, 2007 increased $8.7 million and reflect improvements of $16.2 million consisting of $13.3 million in receivables, $1.9 million in accounts payable and $1.0 million in prepaid expenses which are more than offset by reductions in accrued liabilities of $21.7 million and increases in inventories of $3.0 million. During the first three months of 2007, the Company made its semi-annual bond payment of $13.9 million and paid out its fiscal 2006 incentive plans of $6.8 million and $3.4 million in annual vendor rebate program accrued as of year end. Payments for comparable items were not made during the first three months of 2006 in accordance with the applicable provisions of the Bankruptcy Code. During the first three months of 2006, net working capital requirements decreased $11.2 million and included working capital improvements of $18.3 million due to accounts payable and accrued liabilities attributable to reinstatement of credit terms and $6.6 million reduction in other assets due to write-offs of capitalized financing costs, partially offset by increases in accounts receivable and inventories of $9.5 million and $6.1 million, respectively.

Net Cash Used in Investing Activities

Net cash used in investing activities increased $4.2 million to $11.4 million for the three months ended March 31, 2007, from $7.2 million for the three months ended March 31, 2006 primarily due to increases in capital expenditures.

Net Cash Provided by/Used in Financing Activities

Net cash provided by financing activities was $13.8 million for the three months ended March 31, 2007, compared to net cash used in financing activities of $1.5 million for the three months ended March 31, 2006.  Activity for the three months ended March 31, 2007, includes additional borrowings under our Exit Financing

Facilities of $14.0 million to meet capital expenditure requirements and to fund $13.9 million semi-annual bond payment made March 1st, $0.2 million in proceeds from sale of the Company’s Series M Preferred Stock, $0.1 million of payments of financing fees and $0.2 million in payments of capital leases. Activity for the first three months of 2006 included $1.0 million payment of arrangement fees associated with our DIP revolving credit facility and $0.5 million of payments of capital leases.

Liquidity

As of March 31, 2007, we had $127.6 million of borrowings under our $200 million Exit Credit Facilities, and $45.7 million of availability subject to our borrowing base limitations and $5.5 million in outstanding letters of credit.

As of March 31, 2007, we had $7.1 million in cash and cash equivalents, of which $2.2 million is a compensating balance associated with our Canadian operation’s borrowings under our Exit Credit Facilities. In addition, a portion of our cash and cash equivalents are held by our other foreign subsidiaries.

The Company expects that cash flows from operating activities and available borrowings under our Exit Credit Facilities of up to $200 million will provide sufficient cash flow to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements.  However, our ability to borrow under our Exit Credit Facilities at any time may be subject to the borrowing base in effect at that time. Our ability to make borrowings under our Exit Credit Facilities will also be conditioned upon our compliance with other covenants in these agreements, including financial covenants that apply when our borrowings exceed certain amounts. In addition, the terms of our indentures currently limit the amount we may borrow under our Exit Credit Facilities.

Capital Expenditures

Our total capital expenditures were approximately $34 million in 2005, $41 million in 2006 and are expected to be approximately $60 million in 2007. These expenditures are focused on projects to lower operating costs, add capacity for high value products, expand research and development programs, and bring new innovative products to market.

Raw Material Costs

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

Contractual Obligations

There have been no material changes in our contractual obligations and commercial commitments since December 31, 2006 arising outside of the ordinary course of business.

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

Our risks are more specifically described in the “Risk Factors” of Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected.

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

Our revolving credit facility is at a variable rate of interest. An increase of 1% in interest rates would result in an additional $1.3 million of annual interest expense based on our revolving credit facility balance of $127.6 million as of March 31, 2007.

Our raw material costs are comprised primarily of resins. Our resin costs comprised approximately 65% of our total manufacturing costs. Market risk arises from changes in resin costs. Although the average selling prices of our products generally increase or decrease as the cost of resins increases or decreases, the impact of a change in resin prices is more immediately reflected in our raw material costs than in our selling prices. In prior years, we entered into commodity collar agreements to manage resin market risks. At March 31, 2007, we did not have any commodity collar agreements outstanding. Prices for resin dropped dramatically during the fourth quarter of 2006 and may continue to fluctuate.

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

ITEM 4.                    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The effectiveness of our or any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate misconduct completely. As a result, there can be no assurance that our disclosure controls and procedures will detect all errors or fraud. By their nature, our or any system of disclosure controls and procedures can provide only reasonable assurance regarding management’s control objectives.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of March 31, 2007. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Controls

Management has evaluated, with the participation of our principal executive officer and our principal financial officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act during the first quarter of 2007.

There were no changes in our internal controls over financial reporting that occurred during the quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.                    LEGAL PROCEEDINGS

None.

ITEM 1A.           RISK FACTORS

There have been no material changes to the risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                    OTHER INFORMATION

None.

ITEM 6.                    EXHIBITS

The exhibits listed on the accompanying Index to Exhibits are filed or incorporated by reference as a part of this report and such Index to Exhibits is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLIANT CORPORATION
/s/ JOSEPH J. KWEDERIS
JOSEPH J. KWEDERIS
Chief Financial Officer
(Authorized Signatory and
Principal Financial and Accounting Officer)
Date: May 15, 2007

INDEX TO EXHIBITS

10.1(a)	Form of Restricted Stock Agreement pursuant to Pliant Corporation 2006 Restricted Stock Incentive Plan, dated February 20, 2007.

10.1(b)	Schedule of Purchasers.

10.2(a)	Form of Restricted Stock Agreement pursuant to Pliant Corporation 2006 Restricted Stock Incentive Plan, dated April 17, 2007.

10.2(b)	Schedule of Purchasers.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.