Form 10-Q
period 2007-06-30
PLIANT CORPORORATION
filed 2007-08-14
CIK 1049442

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒  No ☐

As of August 10, 2007 there were [100,003] outstanding shares of the Registrant’s common stock. As of August 10, 2007, persons other than affiliates of the Registrant held [49,871], or approximately [49.87%], of the outstanding shares of the Registrant’s common stock.  There is no established trading market for the Registrant’s common stock and, therefore, the aggregate market value of shares held by non-affiliates cannot be determined by reference to recent sales or bid and asked prices.

PLIANT CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2007 (UNAUDITED) AND DECEMBER 31, 2006 (DOLLARS IN THOUSANDS)

	June 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,691	$4,199
Restricted cash	22,593	—
Receivables, net of allowances of $3,592 and $3,751, respectively	135,822	140,477
Inventories (Note 3)	103,304	100,103
Prepaid expenses and other	5,626	7,279
Income taxes receivable, net	1,083	998
Deferred income taxes	8,474	13,754
Total current assets	285,593	266,810
PLANT AND EQUIPMENT, net	313,173	304,443
GOODWILL	72,385	72,257
INTANGIBLE ASSETS, net	11,847	12,389
OTHER ASSETS	21,280	21,858
TOTAL ASSETS	$704,278	$677,757
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$23,714	$975
Trade accounts payable	94,550	81,231
Accrued liabilities:
Interest payable	10,218	10,055
Customer rebates	6,791	7,403
Other	33,657	44,463
Total current liabilities	168,930	144,127
LONG-TERM DEBT, net of current portion	760,555	736,656
OTHER LIABILITIES	30,914	29,446
DEFERRED INCOME TAXES	22,586	31,287
Total Liabilities	982,985	941,516
STOCKHOLDERS’ DEFICIT:
Redeemable Preferred Stock—Series AA—335,650 shares authorized, par value $.01 per share, with a redemption and liquidation value of $1,000 per share plus accumulated dividends, 335,592 shares outstanding at June 30, 2007 and December 31, 2006	222,353	198,899
Redeemable Preferred Stock—Series M—8,000 shares authorized, par value $.01 per share, 8,000 shares outstanding at June 30, 2007 and no shares outstanding at December 31, 2006	—	—
Common stock—par value $.01 per share; 100,050,000 shares authorized, 100,003 shares outstanding at June 30, 2007 and December 31, 2006	1	1
Paid in capital	155,341	154,521
Accumulated deficit	(639,734)	(598,934)
Accumulated other comprehensive loss	(16,668)	(18,246)
Total stockholders’ deficit	(278,707)	(263,759)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$704,278	$677,757

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (IN THOUSANDS) (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

NET SALES	$277,036	$289,073	$537,428	$586,729

COST OF SALES	241,418	252,118	467,374	515,425

Gross Profit	35,618	36,955	70,054	71,304

OPERATING EXPENSES:
Sales, General and Administrative	16,513	17,831	36,051	35,931
Research and Development	3,136	2,304	6,201	4,602
Restructuring and Other Costs (Note 4)	451	15	1,859	30
Reorganization Cost (Note 2)	426	10,271	697	63,821
Other operating costs (Note 13)	—	—	1,101	—
Total operating expenses	20,526	30,421	45,909	104,384

OPERATING INCOME (LOSS)	15,092	6,534	24,145	(33,080)

INTEREST EXPENSE—Current and Long-term debt (Note 5, 6)	(20,959)	(20,499)	(42,133)	(40,340)

INTEREST EXPENSE—Redeemable Preferred Stock	—	—	—	(271)

OTHER INCOME (EXPENSE)—Net	(38)	(11)	313	137

LOSS BEFORE INCOME TAXES	(5,905)	(13,976)	(17,675)	(73,554)

INCOME TAX EXPENSE (BENEFIT)	(295)	13	383	1,242

NET LOSS	$(5,610)	$(13,989)	$(18,058)	$(74,796)

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (IN THOUSANDS) (UNAUDITED)

	Six Months Ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,058)	$(74,796)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,109	20,012
Amortization of deferred financing costs and accretion of debt discount	20,178	18,621
Deferred dividends and accretion on preferred shares	—	271
Write off of deferred financing costs	—	15,777
Write off of original issue debt discount and premium	—	30,453
Deferred income taxes	(3,593)	(331)
(Gain) / loss on disposal of assets	32	28
Non cash other operating costs	664	—
Changes in assets and liabilities:
Receivables	5,660	(5,830)
Inventories	(2,471)	478
Prepaid expenses and other	1,772	1,013
Income taxes payable/receivable	42	591
Other assets	(430)	6,519
Trade accounts payable	12,684	11,784
Accrued liabilities	(14,404)	18,166
Other liabilities	4,940	9
Net cash provided by operating activities	30,125	42,765

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for plant and equipment	(24,041)	(18,364)
Net cash used in investing activities	(24,041)	(18,364)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock	157	—
Payment of financing fees	(1,559)	(1,652)
Repayment of capital leases and other, net	(290)	(946)
Restricted cash deposits with trustee	(22,593)	—
Issuance of senior subordinated notes	24,000	—
Net cash used in financing activities	(285)	(2,598)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,307)	(882)
NET INCREASE IN CASH AND CASH EQUIVALENTS	4,492	20,921
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	4,199	12,802
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$8,691	$33,723
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	20,282	6,700
Income taxes	1,000	626
Supplemental schedule of non-cash investing and financing activities:
Preferred Stock dividends accrued but not paid	—	257
Plant and equipment acquired under capital leases	4,998	—

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2007 (IN THOUSANDS) (UNAUDITED)

		Preferred Stock				Common Stock
		Series AA		Series M						Accumu-
										lated
										Other
									Accumu-	Compre-
								Paid In	lated	hensive
	Total	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss
BALANCE-December 31, 2006	$(263,759)	335	$198,899	—	$—	100	$1	$154,521	$(598,934)	$(18,246)
Cumulative effect of adoption of FIN 48	712								712
Adjusted Balance January 1, 2007	$(263,047)	335	$198,899	—	$—	100	$1	$154,521	$(598,222)	$(18,246)
Comprehensive loss:
Net loss	(18,058)								(18,058)
Foreign currency translation adjustment	1,578									1,578
Comprehensive loss:	(16,480)
Issuance of Series M Preferred Stock	820			8	—			820
Preferred stock dividends	—		23,454						(23,454)
	$(278,707)	335	$222,353	8	$—	100	$1	$155,341	$(639,734)	$(16,668)

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

Chapter 11 Bankruptcy Proceedings and Reorganization   The Company and ten of its subsidiaries filed for protection under Chapter 11 of Title 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in January 2006. On June 19, 2006, the Company filed with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) its Fourth Amended Joint Plan of Reorganization (the “Plan” or “Plan of Reorganization”) which was approved by the Bankruptcy Court on June 23, 2006. On July 18, 2006, the Company consummated its reorganization through a series of transactions contemplated in the Plan and emerged from bankruptcy.  We have worked diligently in an effort to analyze each of the claims filed in our Chapter 11 cases, and have already made significant progress in reconciling such claims with our books and records. See Note 2 to the Financial Statements for more detailed information on our emergence from bankruptcy.

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

2.   REORGANIZATION

On January 3, 2006, Pliant and ten subsidiaries filed voluntary petitions in the Bankruptcy Court seeking relief under the Bankruptcy Code. Three of the Company’s subsidiaries with Canadian operations commenced ancillary proceedings in a Canadian court to recognize the Chapter 11 bankruptcy proceedings as “foreign proceedings.”  The Company’s operations in Mexico, Germany, and Australia were not included in the Chapter 11 filing. For additional information regarding our reorganization, see Part I, Item 1 “Business — Chapter 11 Bankruptcy Proceedings and Reorganization” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s Annual Report on Form 10-K for year ending December 31, 2006.

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

•         extinguished our Series B Preferred Stock, no par value (“Series B Preferred Stock”);

•         issued (i) an aggregate principal amount of $34,967,000 of 13% Senior Subordinated Notes due 2010 (the “2006 Subordinated Notes”),  (ii) 335,592 shares of Series AA Redeemable Preferred Stock, par value $.01 per share (“Series AA Preferred Stock”), and (iii) 100,003 shares of new common stock, par value $.01 per share (“Common Stock”) in exchange for (A) all of our 13% Senior Subordinated Notes due 2010 (the “2000/2002 Notes”), (B) all of our Series A Cumulative Exchangeable Redeemable Preferred Stock, no par value (the “Series A Preferred Stock”), (C) our existing common stock, par value $.01 per share  (“Old Common Stock”) and (D) warrants to purchase our Old Common Stock;

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

•         entered into (i) a Working Capital Credit Agreement, among the Company, certain of its subsidiaries, the lenders party thereto, Merrill Lynch Bank USA, as administrative agent, and Merrill Lynch Commercial Finance Corp., as sole lead arranger and book manager (the “Working Capital Credit Agreement”), and (ii) a Fixed Asset Credit Agreement, among Pliant Corporation Pty Ltd., Pliant Corporation of Canada Ltd., Pliant Film Products GmbH and Aspen Industrial, S.A. de C.V., as borrowers, the lenders party thereto, Merrill Lynch Bank USA, as administrative agent, and Merrill Lynch Commercial Finance Corp., as sole lead arranger and book manager (the “Fixed Asset Credit Agreement, and together with the Working Capital Credit Agreement, the “Revolving Credit Facilities”) to replace the amended revolving credit facility dated November 21, 2005 (the “Amended and Restated Credit Agreement”) and the Senior Secured, Super Priority, Priming Debtor-in-Possession Credit Agreement dated as of January 4, 2006 (the “DIP Credit Facility”); and

•         entered into a Stockholders’ Agreement dated July 18, 2006 (the “Stockholders’ Agreement”) with respect to the Common Stock and a Registration Rights Agreement dated July 18, 2006 (the “Registration Rights Agreement”) with respect to the Series AA Preferred Stock.

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

As referenced above, the Company completed a debt for equity exchange whereby 100% of its outstanding $320 million of 2000/2002 Notes and $24.3 million in accrued interest were exchanged for 265,123 shares or 79% of its new Series AA Preferred Stock, approximately 30,000 shares or 30% of its Common Stock, $3.2 million in cash consideration and approximately $35 million in 2006 Subordinated Notes. Pursuant to SFAS 15,  Accounting by Debtors and Creditors for Troubled Debt Restructuring, these $35 million of 2006 Subordinated Notes were recorded at aggregate principal plus interest to maturity of $20.1 million or a total of $55.1 million. In addition, 100% of the $ 298.0 million of shares subject to mandatory redemption, including the Company’s Series A Preferred Stock were also exchanged for shares of its new Series AA Preferred Stock and shares of its Common Stock. The fair market value of equity received in connection with these exchanges was approximately $182.3 million. See Item 2 “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Liquidity and Capital Resources” below for additional information regarding the Revolving Credit Facilities, the 2006 Subordinated Notes, the 2004 Notes and the Amended 2004 Notes.

On July 18, 2006, the Company entered into the Stockholders’ Agreement that is binding on all parties receiving shares of Common Stock, pursuant to the terms of the Plan. The Stockholders’ Agreement provides for certain restrictions on transfer of the Common Stock and requires that all transferees of Common Stock become a party to the Stockholders’ Agreement. The Stockholders’ Agreement also grants to certain holders of Common Stock the right to purchase their pro rata share of any new equity securities issued by the Company, subject to exceptions for acquisitions, management equity and certain other transactions. The Stockholders’ Agreement contains “drag-along rights” that require all holders of Common Stock to participate in and vote in favor of certain sales of the Company approved by the Board of Directors and certain holders of Common Stock. It further provides that the 5 (out of a total of 7) members of the Board of Directors to be elected by the holders of Common Stock will consist of the Chief Executive Officer of the Company and 4 members designated by the holders of a majority of the Common Stock held by persons defined as “permitted holders” under the indentures for the 2003 Notes, 2004 Notes and Amended 2004 Notes. Finally, the Stockholders’ Agreement provides that certain holders of Common Stock will have demand registration rights after July 18, 2009 and additional demand and piggyback registration rights following an initial public offering of the Common Stock.

On July 18, 2006, the Company also entered into the Registration Rights Agreement that is binding on all parties receiving shares of Series AA Preferred Stock, pursuant to the terms of the Plan. The Registration Rights Agreement requires the Company to take all actions reasonably required to permit the Series AA Preferred Stock to be quoted on the NASDAQ OTC Bulletin Board (“OTCBB”) as soon as practicable. The Registration Rights Agreement also provides that, at any time after the ninth month and prior to the second anniversary of the effective date of the Plan, certain holders of the Series AA Preferred Stock can require Pliant to register an underwritten public offering of the Series AA Preferred Stock.

On August 1, 2007, the Company’s Series AA Preferred Stock began to be quoted on the OTCBB.

The Company adopted the Stock Plan on July 18, 2006, which provides for the issuance to the Chief Executive Officer and other officers of the Company of Series M Preferred Stock, par value $.01 per share (“Series M Preferred Stock”) that, when combined with awards under the Cash Plan, will entitle such officers to a maximum of 8% of the equity value of the Company, in the aggregate. Participants in the Stock Plan and Cash Plan will only receive distributions upon the occurrence of certain extraordinary corporate transactions, such as a sale of all or substantially all of the Company’s assets or a change in control of the Company. The Stock Plan and Cash Plan are administered by the Compensation Committee of the Company’s Board of Directors composed of non-employee directors. On February 20, 2007, the Company issued 8,000 shares of its Series M Preferred Stock, to certain of its officers pursuant to its Stock Plan.

The Company incurred professional fees and other expenses directly associated with the bankruptcy proceedings. In addition, the Company made certain adjustments to the carrying values of certain pre-petition assets and liabilities. Such costs and adjustments are classified as financial restructuring items in the accompanying condensed consolidated statements of operations for the three and six months ended June 30 and consist of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Debt subject to compromise:
Write-off of unamortized original issuance, discount, net	$—	$—	$	$5,856
Write-off of unamortized capitalized financing fees	—	—		15,777
	—	—		21,633
Manditorily Redeemable Preferred Stock
Write-off of unamortized original issuance discount	—	—		24,597
Professional fees and claim settlements	426	10,271	697	17,591
Reorganization Costs	$426	$10,271	$697	$63,821

3.   INVENTORIES

Inventories are valued at the lower of cost (using the first-in, first-out method) or market value. Inventories as of June 30, 2007 and December 31, 2006 consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
Finished goods	$51,522	$45,564
Raw materials	42,219	44,656
Work-in-process	9,563	9,883
Total	$103,304	$100,103

4.   RESTRUCTURING AND OTHER COSTS

Restructuring and other costs include plant closing costs (including costs related to relocation of manufacturing equipment), office closing costs and other costs related to workforce reductions.

The following table summarizes restructuring and other costs for the three and six months ended June 30 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Plant closing costs:
Severance	$65	$—	$235	$—
Other plant closure costs	255	15	277	30
Office closing and workforce reduction costs:
Severance	108	—	1,324	—
Other	23	—	23	—
Total Restructuring and other costs	$451	$15	$1,859	$30

The following table summarizes the roll-forward of the accruals from December 31, 2006 to June 30, 2007 (in thousands, except for employees):

			Accruals for the six months ended June 30, 2007
					Other
	12/31/2006				Plant			6/30/2007
	# Employees	Accrual	Additional		Closure		Payments/	# Employees	Accrual
	Terminated	Balance	Employees	Severance	Costs	Total	Charges	Terminated	Balance
Plant Closing Costs:
Leases	—	2,430	—	—	84	84	(1,577)	—	937
Langley	—	—	—	—	104	104	(104)	—	—
Barrie	—	—	19	235	89	324	(283)	19	41
	—	$2,430	19	235	277	$512	$(1,964)	19	$978
Office Closing and Workforce Reduction Costs:
Canada	—	—	7	1,324	23	1,347	(1,347)	7	—
	—	$—	7	$1,324	23	$1,347	$(1,347)	7	$—
Total Plant & Office closing	—	$2,430	26	$1,559	$300	$1,859	$(3,311)	26	$978

Plant Closing Costs

2007—During the first quarter of 2007, we announced the closure of our Barrie, Ontario and Langley, British Columbia plants and the restructuring of our Canadian administrative functions. Our total estimated costs include $1.3 million of severance costs related to our Engineered Films segment, $8.2 million of severance and plant closing costs related to our Printed Products segment and $0.5 million of severance costs related to our Industrial Films segment. We incurred $0.3 million and $0.1 million relating to severance and other plant closing costs in connection with the shutdown of Barrie and Langley facilities, respectively and $1.3 million in connection with the restructuring of the Canadian sales and administrative functions. $0.9 million of these restructuring charges relate to our Engineered Films segment, $0.4 million relate to our Industrial Films segment and $0.1 million relate to our Printed Products segment.

2006—No restructuring activities were initiated in the first six months of 2006.

2005—During 2005, the Company accrued $1.9 million for the net costs to terminate the remaining lease agreements associated with its Shelbyville, Indiana facility. During the first quarter of 2007, payments of $1.5 million were made to complete the buy out of the remaining obligations under these leases.

2003—During 2003, the Company accrued the present value of future lease payments on three buildings it no longer occupied in an amount of $3.3 million. As of June 30, 2007, $0.9 million of these accruals are remaining.

5.   DEBT

Debt as of June 30, 2007 and December 31, 2006 consists of the following (in thousands):

	June 30, 2007	December 31, 2006
Credit Facilities:
Revolving credit facility	$113,579	$113,579
Amended 2004 Notes	320,298	302,382
2004 Notes	7,816	7,808
2003 Notes	250,000	250,000
2006 Subordinated Notes(a)	55,101	55,101
2007 Subordinated Notes	24,000	—
Obligations under capital leases	13,475	8,761
Total	784,269	737,631
Less current portion	(23,714)	(975)
Long-term portion	$760,555	$736,656

(a) On or about July 16, 2007, the 2006 Subordinated Notes were redeemed for an aggregate principal and interest amount of $22,592,777.78 and the difference between this amount and the carrying value of $55,100,884 or $32,508,107, has been recognized as a gain on extinguishment of debt in the third quarter of 2007.

For detail descriptions of our debt facilities see Item 2 “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Liquidity and Capital Resources” presented later in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

2007 Subordinated Notes

On June 14, 2007, the Company entered into an Indenture (the “2007 Subordinated Note Indenture”) among the Company, Pliant Corporation International, Pliant Film Products of Mexico, Inc., Pliant Packaging of Canada, LLC, Pliant Solutions Corporation, Uniplast Holdings, Inc., Uniplast U.S., Inc. and Uniplast Industries Co., as guarantors (collectively, the “2007 Subordinated Note Guarantors”), and The Bank of New York Trust Company, N.A. (the “2007 Subordinated Note Trustee”), as trustee, with respect to the issuance on such date of the Company’s 18% Senior Subordinated Notes due 2012 in an aggregate principal amount of $24,000,000 (the “2007 Subordinated Notes”). The 2007 Subordinated Note Indenture provides that interest will accrue on the 2007 Subordinated Notes from the date of issuance at the rate of 18% per annum until maturity on July 15, 2012 and will be payable semi-annually on each January 15 and July 15, commencing July 15, 2007, to holders of record of the 2007 Subordinated Notes on the immediately preceding January 1 or July 1. Pursuant to the 2007 Subordinated Note Indenture, the Company may redeem the 2007 Subordinated Notes in whole or in part at the applicable redemption price, which in each of the first four years is equal to a de-escalating premium over par, plus accrued and unpaid interest to the redemption date, as set forth in the 2007 Subordinated Notes. The 2007 Subordinated Note Indenture provides the holders of the 2007 Subordinated Notes with the right to require the Company to repurchase the 2007 Subordinated Notes at a repurchase price equal to the then applicable redemption price plus accrued and unpaid interest upon a change of control of the Company (as defined in the 2007 Subordinated Note Indenture). The 2007 Subordinated Note Indenture does not provide for a sinking fund with respect to the 2007 Subordinated Notes. The 2007 Subordinated Note Indenture contains customary provisions that may result in an event of default, after notice and expiration of a cure period in certain circumstances, and acceleration of the indebtedness thereunder, including failure to timely pay principal and interest on the 2007 Subordinated Notes or comply with the covenants set forth in the 2007 Subordinated Note Indenture. The 2007 Subordinated Note Trustee also acts as trustee with respect to the Company’s 2006 Subordinated Notes (as defined below).

The 2007 Subordinated Note Indenture contains various covenants including, among other things, covenants limiting the incurrence of indebtedness and restricting certain payments, limiting restrictions on the ability of subsidiaries to make distributions to the Company, limiting sales of assets and subsidiary stock and the entry into affiliate transactions, as well as provisions governing merger and change of control transactions. The Company may be required under certain circumstances to offer to repurchase 2007 Subordinated Notes with the proceeds of certain asset sales. Upon a change of control transaction, holders of 2007 Subordinated Notes may require the Company (subject to certain exceptions) to repurchase 2007 Subordinated Notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest. The 2007 Subordinated Notes will automatically become due and payable without notice upon the occurrence of an event of default involving insolvency or bankruptcy of the Company or certain of its subsidiaries. In addition, upon the occurrence and during the continuation of any other event of default under the 2007 Subordinated Note Indenture, by notice given to the Company, the Trustee or holders of at least 25% in principal amount of the 2007 Subordinated Notes may declare the principal of and accrued and unpaid interest on all the 2007 Subordinated Notes to be immediately due and payable.

In connection with a private offering of the 2007 Subordinated Notes, the Company entered into a Purchase Agreement on June 14, 2007 with the purchasers of the 2007 Subordinated Notes, pursuant to which, among other things, the Company agreed to sell to the purchasers, and the purchasers agreed to purchase from the Company, the 2007 Subordinated Notes. One of the purchasers, UBS Willow Fund, LLC, has disclosed on a Schedule 13G filed December 31, 2006 that, together with its affiliates, it may be deemed to be the beneficial owner of in excess of 10% of the Company’s Series AA Preferred Stock. In addition, another of the purchasers, Goldman, Sachs & Co., performs investment banking services for the Company and acted as placement agent in connection with the 2007 Subordinated Notes.

On June 14, 2007, the Company and/or certain of its subsidiaries entered into Amendment No. 2 to the Working Capital Credit Agreement  to allow for the incurrence of indebtedness under the 2007 Subordinated Note Indenture, including payment of regularly scheduled interest with respect to such indebtedness, in replacement of indebtedness under the 2006 Subordinated Note Indenture (as defined below).

2006  Subordinated Notes

On July 18, 2006, the Company, certain of its subsidiaries as guarantors of the Company (the “2006 Subordinated Note Guarantors”) and The Bank of New York Trust Company, N.A. (the “2006 Subordinated Note Trustee”), as trustee, entered into an Indenture, dated as of July 18, 2006 (the “2006 Subordinated Note Indenture”), among the Company, the 2006 Subordinated Note Guarantors and the 2006 Subordinated Note Trustee with respect to the issuance on such date of the 2006 Subordinated Notes in an aggregate principal amount of $34,967,000.

Pursuant to SFAS 15, Accounting for Debtors and Creditors for Trouble Debt Restructuring, the 2006 Subordinated Notes were recorded at aggregate principal plus interest to maturity of $20.1 million or a total of $55.1 million. The 2006 Subordinated Note Indenture provides that interest will accrue on the 2006 Subordinated Notes from the date of issuance at the rate of 13% per annum until maturity on July 15, 2010 and will be payable semi-annually on the 2006 Subordinated Notes on each January 15 and July 15, commencing January 15, 2007, to holders of record on the immediately preceding January 1 or July 1. The 2006 Subordinated Notes were scheduled to accrue payment-in-kind interest with respect to the first two interest payment dates and then accrue semi-annual cash pay interest with respect to the interest payment dates thereafter. However, the 2006 Subordinated Notes were subject to the Company’s right, which was exercised on June 14, 2007, to refinance the 2006 Subordinated Notes during the first year after issuance by tendering to the holders of all the 2006 Subordinated Notes cash in an amount equal to (i) $20,000,000 plus (ii) interest accrued at a rate of 13% per annum from the date of issuance through the date of payment on a principal amount of $20,000,000 minus (iii) any interest previously paid in cash on the 2006 Subordinated Notes.

On June 14, 2007, the 2006 Subordinated Note Trustee issued, on behalf of the Company, a notice to the holders of the 2006 Subordinated Notes stating that, on July 16, 2007 (the “Redemption Date”), the entire $39,620,102 aggregate principal amount of 2006 Subordinated Notes outstanding on the Redemption Date will be redeemed. In accordance with the 2006 Subordinated Note Indenture, the aggregate redemption price for the 2006 Subordinated Notes is $20,000,000 plus accrued interest thereon from July 18, 2006 through the Redemption Date in the amount of $2,592,777.78. The Company deposited with the 2006 Subordinated Note Trustee, in its capacity as paying agent under the 2006 Subordinated Note Indenture, funds provided solely from the issuance of the 2007 Subordinated Notes sufficient to redeem the 2006 Subordinated Notes and the 2006 Subordinated Note Trustee has acknowledged satisfaction and discharge of the 2006 Subordinated Note Indenture. These deposited funds are separately disclosed as restricted cash on the Company’s accompanying Condensed Consolidated Balance Sheet as of June 30, 2007. On or about July 16, 2007, the 2006 Subordinated Notes were redeemed for an aggregate principal and interest amount of $22,592,777.78 and the difference between this amount and the carrying value of $55,100,884, or $32,508,107, has been recognized as a gain on extinguishment of debt in the third quarter of 2007.

6.   INTEREST EXPENSE—Current and Long-term debt

Interest expense—current and long-term debt in the statements of operations for the three and six months ended June 30, 2007 and 2006 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest expense, net
Revolving credit facilities	$2,235	$2,534	$4,449	$5,055
2007 Notes	192	—	192	—
Amended 2004 Notes	9,002	7,840	17,916	15,681
2004 Notes	222	195	443	390
2003 Notes	6,953	6,953	13,906	13,906
2000/2002 Notes(a)	—	—	—	471
Other, net	1,174	1,723	2,974	2,293
Interest expense accrued, net	19,778	19,245	39,880	37,796
Recurring amortization of financing fees	1,181	1,254	2,253	2,544
TOTAL	$20,959	$20,499	$42,133	$40,340

Cash interest payments
Revolving credit facilities	$2,838	$3,455	$5,543	$6,537
2004 Notes	434	—	434	—
2003 Notes	—	—	13,906	—
Other, net	172	80	399	163
TOTAL	$3,444	$3,535	$20,282	$6,700

(a) The Company’s 2000/2002 Notes were exchanged for a combination of 2006 Subordinated Notes, Series AA Preferred Stock and Common Stock in connection with the Company’s Plan of Reorganization. Interest on the 2000/2002 Notes above includes interest for the two days, plus interest on interest, prior to the bankruptcy filing plus interest on the December 1, 2005 unpaid interest payment. Interest for the three and six months ended June 30, 2006 at the stated rate of 13% would have been $10,400 and $20,800, respectively.

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

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years prior to 2000. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as income tax expense. Accrued interest and penalties are insignificant at June 30, 2007. The Company believes that it has appropriate support for income tax positions taken or to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

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

For the three months ended June 30, 2007, income tax benefits of $0.3 million were recorded on pretax losses from operations of $5.9 million compared to income tax expense of a negligible amount on pretax loss from operations of $14.0 million for the three months ended June 30, 2006. For the six months ended June 30, 2007, income tax expense was $0.4 million on pre-tax loss from operations of $17.7 million compared to income tax expense of $1.2 million of pre-tax loss of $73.6 million for the six months ended June 30, 2006. Income tax benefits related to net operating losses in the United States are offset by a valuation allowance as the realization of these tax benefits is not certain. Therefore, the income tax expense in the statements of operations primarily reflects foreign income taxes.

8.   OTHER COMPREHENSIVE LOSS

Other comprehensive income (loss) for the three months ended June 30, 2007 and 2006 was ($3.2) million and ($12.5) million, respectively. Comprehensive income (loss) for the six months ended June 30, 2007 and 2006 was ($16.5) million and ($74.2) million, respectively. The components of other comprehensive loss are net loss and foreign currency translation.

9.   OPERATING SEGMENTS

Operating segments are components of our business for which separate financial information is available that is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing performance. This information is reported on the basis that it is used internally for evaluating segment performance.

In 2006, the Company reorganized its Specialty Products Group and separated it into two operating segments, Specialty Films and Printed Products. In addition, the Company combined its prior Performance Films segment with its Engineered Films segment. These changes were in response to a re-evaluation of the Company’s aggregation criteria. The Company now has four operating segments: Specialty Films, which manufactures personal care, medical and agricultural films; Printed Products, which produces printed rollstock, bags and sheets used to package food and consumer goods; Industrial Films segment, which manufactures stretch film used to bundle, unitize and protect palletized loads during shipping and storage and PVC films used by supermarkets, delicatessens and restaurants to wrap meat, cheese and produce; and Engineered Films segment, which manufactures film for sale to converters of flexible packaging and a variety of barrier and custom films for smaller niche flexible packaging and industrial markets.

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

Segment profit and segment assets as of and for the periods ended June 30, 2007 and 2006 are presented in the following table (in thousands). Certain reclassifications have been made to the prior year amounts to be consistent with the 2007 presentation.

	Engineered Films	Industrial Films	Specialty Films	Printed Products	Corporate / Other	Total
Three months ended June 30, 2007
Net sales to customers	$89,313	$78,196	$49,348	$56,224	$3,955	$277,036
Intersegment sales	3,311	3,075	2,999	1,388	(10,773)	—
Total net sales	92,624	81,271	52,347	57,612	(6,818)	277,036
Depreciation and amortization	3,048	1,798	2,532	2,416	1,762	11,556
Interest expense	682	181	21	1,038	19,037	20,959
Segment profit	13,266	8,956	6,096	3,595	(4,426)	27,487
Capital expenditures	3,017	946	3,527	2,777	2,371	12,638
Three months ended June 30, 2006
Net sales to customers	$96,943	$80,673	$49,086	$60,605	$1,766	$289,073
Intersegment sales	3,536	3,240	2,197	430	(9,403)	—
Total net sales	100,479	83,913	51,283	61,035	(7,637)	289,073
Depreciation and amortization	2,799	1,695	2,271	2,374	895	10,034
Interest expense	749	54	—	1,533	18,163	20,499
Segment profit	14,202	6,711	6,104	6,891	(7,064)	26,844
Capital expenditures	1,644	1,119	4,666	2,706	552	10,687
Six months ended June 30, 2007
Net sales to customers	$173,055	$151,424	$97,343	$107,526	$8,080	$537,428
Intersegment sales	6,981	7,547	6,635	1,745	(22,908)	—
Total net sales	180,036	158,971	103,978	109,271	(14,828)	537,428
Depreciation and amortization	6,390	3,574	5,109	4,866	3,170	23,109
Interest expense	2,072	364	44	2,081	37,572	42,133
Segment profit	26,658	17,153	12,118	7,462	(12,167)	51,224
Capital expenditures	6,211	2,824	5,969	4,205	4,832	24,041
Segment assets	226,300	112,833	146,944	139,101	79,100	704,278
Six months ended June 30, 2006
Net sales to customers	$200,169	$158,824	$104,250	$119,668	$3,818	$586,729
Intersegment sales	7,589	8,262	4,299	1,597	(21,747)	—
Total net sales	207,758	167,086	108,549	121,265	(17,929)	586,729
Depreciation and amortization	5,578	3,334	4,528	4,781	1,791	20,012
Interest expense	1,409	111	—	2,995	36,096	40,611
Segment profit	26,890	14,217	13,176	10,426	(13,789)	50,920
Capital expenditures	1,950	1,874	7,665	5,191	1,684	18,364
As of December 31, 2006
Segment assets	$198,076	$107,634	$150,483	$140,624	$80,940	$677,757

A reconciliation of the totals reported for the operating segments to the totals reported in the consolidated financial statements for the three and six months ended June 30, 2007 and 2006, and as of June 30, 2007 and December 31, 2006 is as follows (in thousands) (unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Profit or Loss
Total segment profit	$27,487	$26,844	$51,224	$50,920
Depreciation and amortization	(11,556)	(10,035)	(23,109)	(20,012)
Restructuring and other costs	(451)	(15)	(1,859)	(30)
Reorganization costs	(426)	(10,271)	(697)	(63,821)
Other operating costs	—	—	(1,101)	—
Interest expense	(20,959)	(20,499)	(42,133)	(40,611)
Loss before income taxes	$(5,905)	$(13,976)	$(17,675)	$(73,554)

	June 30,	December 31,
	2007	2006
Assets
Total assets from reportable segments	625,178	596,817
Other unallocated assets	79,100	80,940
Total consolidated assets	$704,278	$677,757

Net sales and long-lived assets of our US and foreign operations are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net Sales
United States	$223,655	$232,297	$433,722	$472,969
Foreign countries(a)	53,381	56,776	103,706	113,760
Total	$277,036	$289,073	$537,428	$586,729

	June 30, 2007	December 31, 2006
Long-lived assets
United States	$263,833	$255,622
Foreign countries	49,340	48,821
Total	$313,173	$304,443

Total assets
United States	$581,754	$561,846
Foreign countries	122,524	115,911
Total	$704,278	$677,757

(a)             Foreign countries include Australia, Canada, Germany and Mexico, none of which individually represents 10% of consolidated net sales or long-lived assets.

10.   DEFINED BENEFIT PLANS

The Company sponsors three noncontributory defined benefit pension plans (the “United States Plans”) covering domestic employees with 1,000 or more hours of service. The Company funds these in accordance with the funding requirements of the Employee Retirement Income Security Act of 1974. Contributions are intended to not only provide for benefits attributed to service to date but also for those expected to be earned in the future. We also sponsor a defined benefit plan in Germany (the “Germany Plan”). Periodic pension expense for the German Plan was immaterial. For information on the Germany Plan please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. In the second quarter of 2004, the Company redesigned its retirement programs which led to the curtailment and “freeze” of the pension plan for U.S. salaried employees effective June 30, 2004.

The consolidated net periodic pension expense (benefit) for the three and six months ended June 30, 2007 and 2006 includes the following components (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
United States Plans
Service cost-benefits earned during the period	$102	$111	$200	$222
Interest cost on projected benefit obligation	1,283	1,247	2,569	2,494
Expected return on assets	(1,568)	(1,384)	(3,138)	(2,768)
Other	35	31	63	62
Net periodic pension expense (benefit)	$(148)	$5	$(306)	$10

11.   CONTINGENCIES

Litigation   We are involved in various litigation matters from time to time in the ordinary course of our business, including matters described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. In our opinion, none of such litigation is material to our financial condition or results of operations.

12.   CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The following condensed consolidating financial statements present, in separate columns, financial information for (i) Pliant (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries (as specified in the Indenture dated as of May 30, 2003, as amended (the “2003 Indenture”) relating to the 2003 Notes, the First Supplemental Indenture with respect to the Amended and Restated Indenture relating to the 2004 Notes and the Amended 2004 Notes, the 2006 Subordinated Note Indenture relating to the 2006 Subordinated Notes and the 2007 Subordinated Note Indenture relating to the 2007 Subordinated Notes (the 2003 Indenture, the Amended and Restated Indenture, as amended by the First Supplemental Indenture, the 2006 Subordinated Note Indenture and the 2007 Note Indenture, collectively, the “Indentures”) on a combined basis, with any investments in non-guarantor subsidiaries specified in the Indentures recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for Pliant and its subsidiaries on a consolidated basis, and (v) Pliant on a consolidated basis, in each case as of June 30, 2007 and December 31, 2006 and for the six months ended June 30, 2007 and June 30, 2006. The 2003 Notes, the 2004 Notes, the Amended 2004 Notes, the 2006 Subordinated Notes and 2007 Subordinated Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary and each guarantor subsidiary is 100% owned, directly or indirectly, by Pliant, except that the 2003 Notes are not guaranteed by Uniplast Industries Co. and the Amended 2004 Notes are not guaranteed by Pliant Solutions Corporation (“Pliant Solutions”). Substantially all of the assets of Pliant Solutions were sold on September 30, 2004 and the remainder disposed prior to December 31, 2005. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to Pliant. The condensed consolidated financial statements are presented herein, rather than separate financial statements for each of the guarantor subsidiaries, because management believes that separate financial statements relating to the guarantor subsidiaries are not material to investors.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2007 (DOLLARS IN THOUSANDS) (UNAUDITED)

	Pliant Corporation (Parent Only)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated Pliant Corporation
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7	$3,474	$5,210	—	$8,691
Restricted cash	22,593	—	—	—	22,593
Receivables, net of allowances	102,984	8,142	24,696	—	135,822
Inventories	86,169	6,143	10,992	—	103,304
Prepaid expenses and other	2,219	450	2,957	—	5,626
Income taxes receivable, net	(727)	1,483	327	—	1,083
Deferred income taxes	8,181	7	286	—	8,474
Total current assets	221,426	19,699	44,468	—	285,593
PLANT AND EQUIPMENT, net	263,833	16,802	32,538	—	313,173
GOODWILL	57,777	13,153	1,455	—	72,385
INTANGIBLE ASSETS, net	2,063	9,775	9	—	11,847
INVESTMENT IN SUBSIDIARIES	(17,993)	—	—	17,993	—
OTHER ASSETS	18,177	—	3,103	—	21,280
TOTAL ASSETS	$545,283	$59,429	$81,573	$17,993	$704,278
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term debt	$23,617	—	$97	—	$23,714
Trade accounts payable	77,571	4,272	12,707	—	94,550
Accrued liabilities	46,354	342	3,970	—	50,666
Due to (from) affiliates	(87,737)	70,816	16,921	—	—
Total current liabilities	59,805	75,430	33,695	—	168,930
LONG-TERM DEBT, net of current portion	722,349	16,700	21,506	—	760,555
OTHER LIABILITIES	24,634	1,228	5,052	—	30,914
DEFERRED INCOME TAXES	17,202	2,734	2,650	—	22,586
Total Liabilities	823,990	96,092	62,903	—	982,985
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock	222,353	—	—	—	222,353
Common stock	1	—	11,916	(11,916)	1
Additional paid-in capital	155,341	14,020	43,823	(57,843)	155,341
Retained earnings (deficit)	(639,734)	(52,878)	(32,488)	85,366	(639,734)
Accumulated other comprehensive loss	(16,668)	2,195	(4,581)	2,386	(16,668)
Total stockholders’ equity (deficit)	(278,707)	(36,663)	18,670	17,993	(278,707)
TOTAL LIABILITIES AND STOCKOLDERS’ EQUITY (DEFICIT)	$545,283	$59,429	$81,573	$17,993	$704,278

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

PLIANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE THREE MONTHS ENDED JUNE 30, 2007 (IN THOUSANDS) (UNAUDITED)

	Pliant	Combined	Combined		Consolidated
	Corporation	Guarantor	Non-Guarantor		Pliant
	(Parent Only)	Subsidiaries	Subsidiaries	Eliminations	Corporation
NET SALES	$234,492	$16,474	$36,906	$(10,836)	$277,036
COST OF SALES	204,022	15,302	32,930	(10,836)	241,418
GROSS PROFIT	30,470	1,172	3,976	—	35,618
OPERATING EXPENSES	16,234	1,476	2,816	—	20,526
OPERATING INCOME	14,236	(304)	1,160	—	15,092
INTEREST EXPENSE	(19,647)	(147)	(1,165)	—	(20,959)
EQUITY IN EARNINGS OF SUBSIDIARIES	(3,023)	—	—	3,023	—
OTHER INCOME (EXPENSE)—Net	3,231	(1,743)	(1,526)	—	(38)
INCOME (LOSS) BEFORE INCOME TAXES	(5,203)	(2,194)	(1,531)	3,023	(5,905)
INCOME TAX EXPENSE (BENEFIT)	407	(742)	40	—	(295)
NET INCOME (LOSS)	$(5,610)	$(1,452)	$(1,571)	$3,023	$(5,610)

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE THREE MONTHS ENDED JUNE 30, 2006 (IN THOUSANDS) (UNAUDITED)

	Pliant	Combined	Combined		Consolidated
	Corporation	Guarantor	Non-Guarantor		Pliant
	(Parent Only)	Subsidiaries	Subsidiaries	Eliminations	Corporation
NET SALES	$241,697	$19,935	$36,869	$(9,428)	$289,073
COST OF SALES	210,426	17,836	33,284	(9,428)	252,118
GROSS PROFIT	31,271	2,099	3,585	—	36,955
OPERATING EXPENSES	27,962	543	1,916	—	30,421
OPERATING INCOME	3,309	1,556	1,669	—	6,534
INTEREST EXPENSE	(18,222)	(743)	(1,534)	—	(20,499)
EQUITY IN EARNINGS OF SUBSIDIARIES	(2,656)	—	—	2,656	—
OTHER INCOME (EXPENSE)—Net	3,671	(2,106)	(1,576)	—	(11)
INCOME (LOSS) BEFORE INCOME TAXES	(13,898)	(1,293)	(1,441)	2,656	(13,976)
INCOME TAX EXPENSE	91	(331)	253	—	13
NET INCOME (LOSS)	$(13,989)	$(962)	$(1,694)	$2,656	$(13,989)

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING INCOME STATEMENT

FOR THE SIX MONTHS ENDED JUNE 30, 2007 (IN THOUSANDS) (UNAUDITED)

	Pliant Corporation (Parent Only)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated Pliant Corporation
NET SALES	$456,725	$32,670	$71,036	$(23,003)	$537,428
COST OF SALES	395,954	30,423	64,000	(23,003)	467,374
GROSS PROFIT	60,771	2,247	7,036	—	70,054
OPERATING EXPENSES	39,386	2,020	4,503	—	45,909
OPERATING INCOME	21,385	227	2,533	—	24,145
INTEREST EXPENSE	(39,504)	(294)	(2,335)	—	(42,133)
EQUITY IN EARNINGS OF SUBSIDIARIES	(3,028)	—	—	3,028	—
OTHER INCOME (EXPENSE)—Net	3,319	(1,741)	(1,265)	—	313
INCOME (LOSS) BEFORE INCOME TAXES	(17,828)	(1,808)	(1,067)	3,028	(17,675)
INCOME TAX EXPENSE (BENEFIT)	230	(518)	671	—	383
NET INCOME (LOSS)	$(18,058)	$(1,290)	$(1,738)	$3,028	$(18,058)

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING INCOME STATEMENT

FOR THE SIX MONTHS ENDED JUNE 30, 2006 (IN THOUSANDS) (UNAUDITED)

	Pliant Corporation (Parent Only)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated Pliant Corporation
NET SALES	$494,736	$40,778	$73,010	$(21,795)	$586,729
COST OF SALES	434,137	36,984	66,099	(21,795)	515,425
GROSS PROFIT	60,599	3,794	6,911	—	71,304
OPERATING EXPENSES	99,644	1,093	3,647	—	104,384
OPERATING INCOME	(39,045)	2,701	3,264	—	(33,080)
INTEREST EXPENSE	(36,218)	(1,398)	(2,995)	—	(40,611)
EQUITY IN EARNINGS OF SUBSIDIARIES	(2,835)	—	—	2,835	—
OTHER INCOME (EXPENSE)—Net	3,653	(2,120)	(1,396)	—	137
INCOME (LOSS) BEFORE INCOME TAXES	(74,445)	(817)	(1,127)	2,835	(73,554)
INCOME TAX EXPENSE	351	(110)	1,001	—	1,242
NET INCOME (LOSS)	$(74,796)	$(707)	$(2,128)	$2,835	$(74,796)

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW

FOR THE SIX MONTHS ENDED JUNE 30, 2007 (IN THOUSANDS) (UNAUDITED)

	Pliant Corporation (Parent Only)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated Pliant Corporation
CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES	$22,109	$6,122	$1,894	$—	$30,125
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	—	—	—	—	—
Capital expenditures for plant and equipment	(20,927)	(1,566)	(1,548)	—	(24,041)
Net cash used in investing activities	(20,927)	(1,566)	(1,548)	—	(24,041)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of financing fees	(1,559)	—	—	—	(1,559)
Repayment of capital leases and other, net	(255)	—	(35)	—	(290)
Proceeds from revolving debt	(10,000)	—	10,000	—	—
Loans (to)/from affiliates	10,000	—	(10,000)	—	—
Proceeds from issuance of preferred stock	157	—	—	—	157
Restricted cash deposits with trustee	(22,593)	—	—	—	(22,593)
Issuance of senior subordinated notes	24,000	—	—	—	24,000
Net cash provided by/(used in) financing activities	(250)	—	(35)	—	(285)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(932)	(2,087)	1,712	—	(1,307)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	2,469	2,023	—	4,492
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	7	1,005	3,187	—	4,199
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$7	$3,474	$5,210	$—	$8,691

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW

FOR THE SIX MONTHS ENDED JUNE 30, 2006 (IN THOUSANDS) (UNAUDITED)

	Pliant Corporation (Parent Only)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated Pliant Corporation
CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES	$40,713	$415	$1,637	$—	$42,765
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	—	—	—	—	—
Capital expenditures for plant and equipment	(17,101)	(792)	(471)	—	(18,364)
Net cash used in investing activities	(17,101)	(792)	(471)	—	(18,364)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of financing fees	(1,652)	—	—	—	(1,652)
Repayment of capital leases and other, net	(731)	—	(215)	—	(946)
Proceeds from revolving debt	—	—	—	—	—
Proceeds from issuance (repurchase) of preferred stock	—	—	—	—	—
Net cash provided by/(used in) financing activities	(2,383)	—	(215)	—	(2,598)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,237)	20	335	—	(882)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,992	(357)	1,286	—	20,921
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	4,859	1,153	6,790	—	12,802
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$24,851	$796	$8,076	$—	$33,723

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

On April 17, 2007 we awarded certain participants rights to purchase an additional 220 shares of Series M Preferred Stock, also for $20 per share, after re-purchasing those additional shares from a former named executive officer.

14.                GOODWILL

Based upon the 2006 annual impairment test, the Company determined that goodwill was impaired in our Specialty Films and Printed Products segments and recorded goodwill write-downs totaling $110.0 million. The impairment charge recorded in the financial statements was based on management’s preliminary estimates of fair value of plant, property and equipment and intangible assets. The Company is in the process of obtaining valuations and will record an adjustment to the carrying value of goodwill in the Specialty Films segment if the valuation indicates an additional impairment exists in excess of the amount recorded in the financial statements for the year ended December 31, 2006.

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                      OPERATIONS

The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2006. This section contains certain forward-looking statements within the meaning of federal securities laws that involve risks and uncertainties, including statements regarding our plans, objectives, goals, strategies and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under “Cautionary Statement for Forward-Looking Information” below and elsewhere in this report.

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

We have worked diligently in an effort to analyze each of the claims filed in our Chapter 11 cases, and have already made significant progress in reconciling such claims with our books and records. Moreover, we have been steadily making distributions to the holders of many such claims, as well as to creditors appearing in our schedules, and have filed objections to certain claims as necessary. To date, we have filed seven omnibus objections to claims, resulting in a reduction to the claims register of more than 98 claims totaling more than $88.0 million, which were primarily claims made by equity holders who received distributions of new securities according to the Company’s Plan. In addition, we have paid more than $47 million to satisfy contract cure amounts, vendor trade agreements, and other unsecured claims. We estimate that there are approximately $2.0 million in non-litigation claims remaining for processing. See Note 2 to the Financial Statements for more detailed information on our emergence from bankruptcy.

We recorded sales of $277.0 million in the second quarter of 2007 compared to sales of $289.1 million in the second quarter of 2006. Second quarter 2007 sales measured in pounds were 216.5 million, which represents a 1.3% decrease from the second quarter of 2006. Average sales price for the three months ended June 30, 2007 was $1.279 per pound as compared to $1.318 per pound for the three months ended June 30, 2006.

Total segment profit was $27.5 million for the second quarter of 2007, compared to $26.8 million for the second quarter of 2006. Segment profit reflects income from continuing operations adjusted for interest expense, income taxes, depreciation, amortization, reorganization costs, and restructuring charges. The increase in segment profit of $0.7 million reflects the impact of favorable selling, general and administrative expenses and freight costs between years, partially offset by the impact of lower sales volumes and lower gross margins from compression between our average selling prices and raw material costs.

Raw Material Costs

The primary raw materials used in the manufacture of most of our products are polypropylene resin, polyethylene resin and PVC resin. The long-term prices of these materials are primarily a function of the price of crude oil and natural gas. We have not historically hedged our exposure to raw material increases, but have moved more customers to programs which would allow us to pass through cost increases in raw materials. Raw material costs as a percentage of sales was approximately 56% in the second quarter of 2007 compared to 58% for the second quarter of 2006.

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

Results of Operations

The following table sets forth net sales, operating expenses, and operating income, and such amounts as a percentage of net sales, for the three and six months ended June 30, 2007 and 2006 (dollars in millions).

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
	$	% of Sales	$	% of Sales	$	% of Sales	$	% of Sales

Net Sales	$277.1	100.0%	$289.1	100.0%	$537.4	100.0%	$586.7	100.0%
Cost of sales	241.5	87.2%	252.1	87.2%	467.4	87.0%	515.4	87.8%
Gross profit	35.6	12.8%	37.0	12.8%	70.0	13.0%	71.3	12.2%
Selling, general and administrative	16.5	5.9%	17.8	6.1%	36.0	6.7%	35.9	6.1%
Research and development costs	3.1	1.1%	2.3	0.8%	6.2	1.2%	4.6	0.8%
Restructuring and other costs	0.5	0.2%	—	—%	1.9	0.3%	0.1	—%
Reorganization costs	0.4	0.2%	10.3	3.6%	0.7	0.1%	63.8	10.9%
Other operating costs	—	—%	—	—%	1.1	0.2%	—	—%
Total operating expenses	20.5	7.4%	30.4	10.5%	45.9	8.5%	104.4	17.8%
Operating income (loss)	$15.1	5.4%	$6.6	2.3%	$24.1	4.5%	$(33.1)	-5.6%

Three Months Ended June 30, 2007 Compared with the Three Months Ended June 30, 2006

Net Sales

Net sales decreased by $12.0 million, or 4.2%, to $277.1 million for the second quarter of 2007 from $289.1 million for the three months ended June 30, 2006. The decrease resulted primarily from a 1.3% decrease in our sales volume and a 2.9% decrease in our average selling prices reflecting reductions in raw material prices. See “Operating Segment Review” below for a detailed discussion of sales volumes and selling prices by segment and division.

Gross Profit

Gross profit decreased by $1.4 million, or 3.8% to $35.6 million for the second quarter of 2007 due to lower sales volume offset in part by improved waste rates and the impact of the Company’s other cost containment initiatives. See “Operating Segment Review” below for a detailed discussion of the margin variances by segment.

Selling, General and Administrative

Selling, general and administrative expenses were $16.5 million for the second quarter of 2007, compared to $17.8 million for the second quarter of 2006. This decrease of $1.3 million is primarily attributable to lower sales commissions and lower employee bonus and pension related costs.

Research and Development Costs

Research and development costs were $3.1 million for the second quarter of 2007, compared to $2.3 million in the second quarter of 2006. This increase of $0.8 million is primarily attributable to the expansion of the Company’s innovation programs underway to deliver solutions to existing markets and allow us to access new markets.

Restructuring and Other Costs

Restructuring and other costs of $0.5 million for the second quarter of 2007 relate primarily to the reorganization of our Canadian operations and includes severance and other plant closing costs of $0.2 million associated with the closure of our Barrie, Ontario facility, $0.1 million of other plant closing costs associated with the closure of our Langley, British Columbia facility and $0.1 million associated with the restructuring of the Canadian management and sales teams.

Reorganization Costs

Reorganization costs were $0.4 million for the second quarter of 2007, compared to $10.3 million for the second quarter of 2006. Reorganization costs in the second quarter of 2007 included $0.4 million of legal and other professional  fees. Restructuring and other costs in the second quarter of 2006 included $10.3 million  of legal and financial advisory fees incurred in connection with the Company’s bankruptcy proceedings.

Operating Income (Loss)

During the second quarter of 2007, the Company recorded operating income of $15.1 million compared to an operating income of $6.6 million for the second quarter of 2006.

Interest Expense

Interest expense on current and long-term debt increased by $0.5 million to $21.0 million for the second quarter of 2007, from $20.5 million for the second quarter of 2006. This increase is primarily attributable to  increased payment-in-kind interest on our 2004 Amended Notes and interest on capital leases, offset in part by a decrease in interest on our revolving credit facilities.

Interest expense associated with dividends and accretion of the original issue discount on the Company’s previously outstanding Series A Preferred Stock pursuant to SFAS 150, was discontinued, effective January 3, 2006.

Income Tax Expense

Income tax expense for the second quarter of 2007 reflected a benefit of $0.3 million on pretax losses of $5.9 million, compared to income tax expense of less than $0.1 million on pretax losses of $14.0 million for the same period in 2006. Income tax benefits related to net operating losses in the United States were offset by a valuation allowance as the realization of these tax benefits is not certain. The income tax expense in the statements of operations primarily reflects foreign income taxes.

Six Months Ended June 30, 2007 Compared with the Six Months Ended June 30, 2006

Net Sales

Net sales decreased by $49.3 million, or 8.4%, to $537.4 million for the six months ended June 30, 2007 from $586.7 million for the six months ended June 30, 2006. The decrease was primarily due to a 6.1% decrease in our average selling price resulting primarily from decreases in our raw material prices and a 2.4% decrease in sales volume.  See “Operating Segment Review” below for a detailed discussion of sales volumes and selling prices by segment and division.

Gross Profit

Gross profit decreased by $1.3 million to $70.0 million for six months ended June 30, 2007, from $71.3 million for the six months ended June 30, 2006. This decrease is due to lower sales volume along with higher factory overhead costs between years, including $1.7 million of incremental depreciation, and $0.5 million of incremental labor and other direct manufacturing costs, offset by $1.5 million in lower freight costs.  See “Operating Segment Review” below for a detailed discussion of the margin variances by segment.

Selling, General and Administrative Costs

Selling, general and administrative costs were $36.0 million for the six months ended June 30, 2007, compared to $35.9 million for the first six months of 2006.

Research and Development Costs

Research and development costs were $6.2 million for the six months ended June 30, 2007, compared to $4.6 million for the six months ended June 30, 2006. This increase of $1.6 million is primarily attributable to the Company’s government contracts and innovation programs underway to deliver solutions to existing markets and allow us to access new markets.

Restructuring and Other Costs

Restructuring and other costs were $1.9 million for the six months ended June 30, 2007, compared to $0.1 million for the six months ended June 30, 2006 relate primarily to the reorganization of our Canadian operations and include severance cost of $0.2 million associated with the closure of our Barrie, Ontario facility, $0.1 million of other plant closing costs in both Barrie and Langley British Columbia facilities and $1.3 million associated with restructuring of our Canadian management and sales teams.

Reorganization Costs

Reorganization costs were $0.7 million for the six months ended June 30, 2007, compared to $63.8 million for the six months ended June 30, 2006. Reorganization costs in 2007 include legal and other professional fees while these costs in 2006 included the write-off of $15.8 million of unamortized capitalized financing fees associated with the issuance of our 13% Senior Subordinated Notes due 2010 (2000/2002 Notes) and our Amended and Restated Credit Agreement, $5.9 million in unamortized original issue discount, net of premiums, associated with the issuance of our 2000/2002 Notes and $24.6 million associated with the issuance of our Series A Preferred Stock and $17.6 million of legal and financial advisory fees incurred in connection with the Company’s bankruptcy proceedings.

Other Operating Costs

Other operating costs for 2007 included $1.1 million of costs associated with the issuance of the Company’s Series M Preferred Stock pursuant to the Company’s Plan of Reorganization.

Operating Income (Loss)

During the six months ended June 30, 2007, the Company recorded operating income of $24.1 million, compared to an operating loss of $33.1 million for the six months ended June 30, 2006.

Interest Expense

Interest expense on current and long-term debt was $42.1 million for the six months ended June 30, 2007, compared to $40.3 million for the six months ended June 30, 2006. This increase of $1.8 million between periods is primarily due to increased payment-in-kind interest on our 2004 Amended Notes and increased interest on capital leases, partially offset by lower interest on our revolving credit facilities and amortization of capitalized financing fees.

Interest expense associated with dividends and accretion of original issue discounts on the Company’s Series A Preferred Stock was discontinued effective January 3, 2006.

Other Income (Expense)

Other income was $0.3 million for the six months ended June 30, 2007, compared to other expense of less than $0.1 million June 30, 2006. The other income for the six months ended June 30, 2007 included interest income, transaction gains and other insignificant amounts.

Income Tax Expense

Income tax expense for the six months ended June 30, 2007 was $0.4 million on pretax losses from continuing operations of $17.7 million as compared to $1.2 million on pretax losses from continuing operations of $73.6 million for the same period in 2006. Income tax benefits related to net operating losses in the United States were offset by a valuation allowance as the realization of these tax benefits is not certain. Therefore, the income tax expense in the statements of operations primarily reflects foreign income taxes.

Operating Segment Review

General

We evaluate the performance of our operating segments based on net sales (excluding inter-company sales) and segment profit. The segment profit reflects income from continuing operations adjusted for interest expense, income taxes, depreciation, amortization, reorganization, restructuring and other costs and other non-cash charges (principally the impairment of goodwill, intangible assets and fixed assets). For more information on our operating segments, including a reconciliation of segment profit to income before taxes, see Note 9 to the condensed consolidated financial statements included in this report.

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

Summary of segment information (in millions of dollars):

	Engineered Films	Industrial Films	Specialty Films	Printed Products	Corporate / Other	Total
Three months ended June 30, 2007
Total net sales	$89.3	$78.2	$49.3	$56.2	$4.0	$277.0
Segment profit	13.3	9.0	6.1	3.6	(4.5)	27.5

Three months ended June 30, 2006
Total net sales	$96.9	$80.7	$49.1	$60.6	$1.8	$289.1
Segment profit	14.2	6.7	6.1	6.9	(7.1)	26.8

Six months ended June 30, 2007
Total net sales	$173.1	$151.4	$97.3	$107.5	$8.1	$537.4
Segment profit	26.7	17.1	12.1	7.5	(12.2)	51.2

Six months ended June 30, 2006
Total net sales	$200.2	$158.8	$104.2	$119.7	$3.8	$586.7
Segment profit	26.9	14.2	13.2	10.4	(13.8)	50.9

Three months ended June 30, 2007 compared with the three months ended June 30, 2006

Engineered Films

Net Sales.   Net sales in Engineered Films decreased by $7.6 million, or 7.8%, to $89.3 million for the quarter ended June 30, 2007 from $96.9 million for the second quarter of 2006. This change was due to a decrease in average selling prices of 5.4%, principally due to raw material price decreases and a 2.7% reduction in sales volume, primarily in our industrial film markets.

Segment profit.   The Engineered Films segment profit was $13.3 million for the quarter ended June 30, 2007, as compared to $14.2 million for the same period in 2006. This $0.9 million decrease in segment profit was primarily due to a $0.9 million impact of lower sales volume and $0.2 million unfavorable mix of customer sales offset in part by $0.3 million reduction in waste and $0.1 million favorable manufacturing costs.

Industrial Films

Net Sales.   The net sales of our Industrial Films segment decreased by $2.5 million, or 3.1%, to $78.2 million for the quarter ended June 30, 2007 from $80.7 million for the quarter ended June 30, 2006. This decrease is primarily due to a decrease in sales volume of 2.6%, primarily in the stretch films markets and a 0.5% decrease in average selling prices.

Segment Profit.   The Industrial Films segment profit was $9.0 million for the quarter ended June 30, 2007, as compared to $6.7 million for the same period in 2006. This $2.3 million improvement in segment profit was primarily due to  lower raw material costs, excellent operational efficiencies in manufacturing waste and favorable selling general and administrative costs offset by unfavorable price mix in our PVC markets.

Specialty Films

Net Sales.   Net sales in our Specialty Films segment increased $0.2 million, or 0.4%, to $49.3 million for the quarter ended June 30, 2007 from $49.1 million for the quarter ended June 30, 2006. This increase was due to an increase in sales volume of 2.6%, primarily in our personal care markets, partially offset by a decrease in our average selling prices of 2.1% because of lower raw material costs.

Segment Profit.   The Specialty Films segment profit was $6.1 million for the quarter ended June 30, 2007, as compared to $6.1 million for the quarter ended June 30, 2006. Favorable sales volume and price mix were offset by higher waste and production related costs.

Printed Products

Net Sales.   Net sales of our Printed Products segment decreased $4.4 million or 7.3% to $56.2 million for the quarter ended June 30, 2007 from $60.6 million for the quarter ended June 30, 2006. This decrease was due primarily to a reduction in average selling prices because of lower raw material costs and a sales mix impact, as sales volume remained constant between periods. Sales opportunities were somewhat constrained due to the transition of Langley production assets to other facilities.

Segment Profit.   The Printed Products segment profit was $3.6 million for the quarter ended June 30, 2007, as compared to $6.9 million for the quarter ended June 30, 2006. This $3.3 million decline is primarily due to lower gross margins from compression between our average selling prices and average raw material costs to contractual customers.

Corporate/Other

Corporate/Other includes our corporate headquarters and our research and development facility in Newport News, Virginia. Unallocated corporate expenses decreased by $2.6 million to $4.5 million for the quarter ended June 30, 2007, from $7.1 million for the quarter ended June 30, 2006. This decrease was primarily due to a reduction in employee bonus and pension related costs.  Higher research and development costs of $1.3 million attributed to our innovation programs and government contract work are offset by additional government contract billings and gross margin from commercialized sales.

Six months ended June 30, 2007 compared with the six months ended June 30, 2006

Engineered Films

Net Sales.   Net sales in Engineered Films decreased by $27.1 million, or 13.5%, to $173.1 million for the six months ended June 30, 2007 from $200.2 million for the six months ended June 30, 2006. This change was due to a decrease in average selling prices of 8.9%, principally due to raw material price decreases and a 5.1% reduction in sales volume, primarily in converter and industrial film markets.

Segment Profit.   The Engineered Films segment profit was $26.7 million for the six months ended June 30, 2007, as compared to $26.9 million for the same period in 2006. This $0.2 million decrease in segment profit was primarily due to a $3.0 million unfavorable impact of lower sales volume offset in part by a $1.4 million reduction in waste and $1.4 million in favorable manufacturing costs.

Industrial Films

Net Sales.   The net sales of our Industrial Films segment decreased by $7.4 million, or 4.7%, to $151.4 million for the six months ended June 30, 2007 from $158.8 million for the six months ended June 30, 2006. This decrease is primarily due to a 5.8% decrease in average selling prices offset in part by an increase in sales volume of 1.3%, primarily in our stretch films markets.

Segment Profit.   The Industrial Films segment profit was $17.1 million for the six months ended June 30, 2007, as compared to $14.2 million for the same period in 2006. This $2.9 million improvement in segment profit was primarily due to increased sales volume and favorable manufacturing and selling general and administrative costs offset by unfavorable price mix in our PVC markets.

Specialty Films

Net Sales.   Net sales in our Specialty Films segment decreased $6.9 million, or 6.6%, to $97.3 million for the six months ended June 30, 2007 from $104.2 million for the six months ended June 30, 2006. This decrease was due to lower sales volume of 3.9% in our low gel and medical markets because of Asian competition and a decrease in our average selling prices of 2.9% because of lower raw material costs.

Segment Profit.   The Specialty Films segment profit was $12.1million for the six months ended June 30, 2007, compared to $13.2 million for the same period in 2006. This $1.1 million decline includes a favorable sales mix offset by $1.0 million unfavorable volume impact and $0.9 million in manufacturing and selling, general and administrative costs increases.

Printed Products

Net Sales.   Net sales of our Printed Products segment decreased $12.2 million or 10.2% to $107.5 million for the six months ended June 30, 2007 from $119.7 million for the six months ended June 30, 2006. This decrease was due primarily to a reduction in average selling prices of 7.3% caused by lower raw material costs, in addition to a change in market mix and a decrease in volume of 3.1%, largely in the bakery and tortilla markets with offsets in printed shrink and personal care tissue towel overwrap. Sales opportunities were somewhat constrained due to the transition of Langley production assets to other facilities.

Segment Profit.   The Printed Products segment profit was $7.5 million for the six months ended June 30, 2007, as compared to $10.4 million for the same period in 2006. This $2.9 million decrease includes $0.8 million due to lower volume and $3.0 million of unfavorable price/mix, offset by $0.9 million in cost improvements.

Corporate/Other

Corporate/Other includes our corporate headquarters and our research and development facility in Newport News, Virginia. Unallocated corporate expenses decreased by $1.6 million to $12.2 million for the six months ended June 30, 2007, from $13.8 million for the six months ended June 30, 2006. This decrease was primarily due to a reduction in employee bonus and pension related costs, as increased billings on government contracts offset higher research and development costs of $1.3 million.

Liquidity and Capital Resources

Sources of Capital

Our principal sources of funds have been cash generated by our operations and borrowings under our revolving credit facilities. In addition, we have raised funds through the issuance of the 2000/2002 Notes, the 2003 Notes, the 2004 Notes and the sale of shares of our Series A Preferred Stock.

As of June 30, 2007 our outstanding long-term debt consisted of $113.6 million in borrowings under our Revolving Credit Facilities, $321.0 million under our Amended 2004 Notes, $7.8 million under our 2004 Notes, $250.0 million under our 2003 Notes, $55.1 million under our 2006 Subordinated Notes, $24.0 million under our 2007 Notes and $13.5 million in capital leases.

Current Revolving Credit Facilities

On July 18, 2006, we entered into the Revolving Credit Facilities. The Revolving Credit Facilities provide up to $200 million of total commitments, subject to the borrowing base described below and a required minimum availability amount of at least $10 million. The Working Capital Credit Agreement includes a $20 million letter of credit sub-facility, with letters of credit reducing availability thereunder, and each of the Revolving Credit Facilities includes sub-limits for loans to certain of our foreign subsidiaries which are borrowers under the Revolving Credit Facilities. The Revolving Credit Facilities were funded on July 18, 2006, and replaced our prior credit facilities. They are secured by a first priority security interest in substantially all of the Company’s and certain of its subsidiaries’ assets, although the administrative agent has a second priority security interest only in certain of the Company’s and its subsidiaries’ assets consistent with the terms of an intercreditor arrangement with certain bondholders of the Company, which intercreditor arrangement is a carry-over from our prior credit arrangements.

The Revolving Credit Facilities will mature on July 18, 2011. The interest rates for all loans other than those made to our German subsidiary range from, in the case of alternate base rate loans, the alternate base rate (either prime rate or .50% over the Federal Funds Rate) plus 1.75% to the alternate base rate plus 2.00% and, in the case of eurodollar loans, LIBOR plus 2.75% to LIBOR plus 3.00%, in each case depending on the amount of available credit. The interest rates for loans made in connection with the loans to our German subsidiary are, in the case of alternate base rate loans, the alternate base rate plus 5.00% and, in the case of eurodollar loans, LIBOR plus 6.00%. The commitment fee for the unused portion of the Revolving Credit Facilities is 0.375% per annum.

The borrowing base under the Working Capital Credit Agreement is based on specified percentages of the Company’s and certain of its subsidiaries’ eligible accounts receivable, finished goods inventory, work in process and raw material inventory minus certain reserves. The borrowing base under the Fixed Asset Credit Agreement is based on specified percentages of the Company’s and certain of its subsidiaries’ eligible real estate valued at market value plus the net orderly liquidation value of eligible machinery and equipment minus certain reserves.

The Revolving Credit Facilities contain covenants that will limit our ability, subject to certain exceptions, to, among other things, incur or guarantee additional indebtedness, issue preferred stock or become liable in respect of any obligation to purchase or redeem stock, create liens, merge or consolidate with other companies, change lines of business, make certain types of investments, sell assets, enter into certain sale and lease-back and swap transactions, pay dividends on or repurchase stock, make distributions with respect to certain debt obligations, enter into transactions with affiliates, restrict dividends or other payments from our subsidiaries, modify corporate and certain material debt documents, cancel certain debt, or change its fiscal year or accounting policies.

The Revolving Credit Facilities also require the Company to comply with a fixed charge coverage ratio of 1.00 to 1.00 for the first year of the facility and of 1.10 to 1.00 thereafter; provided, that such coverage ratio shall only apply during periods in which the amount of availability is and remains less than $20,000,000 for a specified number of days. Once the amount of availability increases and remains above $20,000,000 for a specified number of days, such coverage ratio becomes inapplicable. In addition, the amount of availability under the Revolving Credit Facilities must not be less than $10,000,000 at any time. The loans will automatically become immediately due and payable without notice upon the occurrence of an event of default involving insolvency or bankruptcy of the Company or any of its subsidiaries. In addition, upon the occurrence and during the continuation of any other event of default under the Revolving Credit Facilities, by notice given to the Company, the administrative agent may, and if directed by the Required Lenders (as defined in the Revolving Credit Facilities) must, terminate the commitments and/or declare all outstanding loans to be immediately due and payable.

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

On June 14, 2007, the Company and/or certain of its subsidiaries entered into Amendment No. 2 to the Working Capital Credit Agreement  to allow for the incurrence of indebtedness under the 2007 Subordinated Note Indenture, discussed in detail below, including payment of regularly scheduled interest with respect to such indebtedness, in replacement of indebtedness under the 2006 Subordinated Note Indenture.

As of June 30, 2007, we had borrowings of $113.6 million and availability of $63.7 million under the Revolving Credit Facilities.

2007 Subordinated Notes

On June 14, 2007, the Company entered into the 2007 Subordinated Note Indenture among the Company, the 2007 Subordinated Note Guarantors and the 2007 Subordinated Note Trustee with respect to the issuance on such date of the Company’s 2007 Subordinated Notes in an aggregate principal amount of $24,000,000. The 2007 Subordinated Note Indenture provides that interest will accrue on the 2007 Subordinated Notes from the date of issuance at the rate of 18% per annum until maturity on July 15, 2012 and will be payable semi-annually on each January 15 and July 15, commencing July 15, 2007, to holders of record of the 2007 Subordinated Notes on the immediately preceding January 1 or July 1. Pursuant to the 2007 Subordinated Note Indenture, the Company may redeem the 2007 Subordinated Notes in whole or in part at the applicable redemption price, which in each of the first four years is equal to a de-escalating premium over par, plus accrued and unpaid interest to the redemption date, as set forth in the 2007 Subordinated Notes. The 2007 Subordinated Note Indenture provides the holders of the 2007 Subordinated Notes with the right to require the Company to repurchase the 2007 Subordinated Notes at a repurchase price equal to the then applicable redemption price plus accrued and unpaid interest upon a change of control of the Company (as defined in the 2007 Subordinated Note Indenture). The 2007 Subordinated Note Indenture does not provide for a sinking fund with respect to the 2007 Subordinated Notes. The 2007 Subordinated Note Indenture contains customary provisions that may result in an event of default, after notice and expiration of a cure period in certain circumstances, and acceleration of the indebtedness thereunder, including failure to timely pay principal and interest on the 2007 Subordinated Notes or comply with the covenants set forth in the New Subordinated Note Indenture. The Bank of New York Trust Company, N.A. also acts as trustee with respect to the Company’s 2006 Subordinated Notes (as defined below).

In connection with a private offering of the 2007 Subordinated Notes, the Company entered into a Purchase Agreement on June 14, 2007 with the purchasers of the 2007 Subordinated Notes, pursuant to which, among other things, the Company agreed to sell to the purchasers, and the purchasers agreed to purchase from the Company, the 2007 Subordinated Notes. One of the purchasers, UBS Willow Fund, LLC, has disclosed on a Schedule 13G filed December 31, 2006 that, together with its affiliates, it may be deemed to be the beneficial owner of in excess of 10% of the Company’s Series AA Preferred Stock. In addition, another of the purchasers, Goldman, Sachs & Co., performs investment banking services for the Company and acted as placement agent in connection with the 2007 Subordinated Notes.

The 2007 Subordinated Note Indenture contains various covenants including, among other things, covenants limiting the incurrence of indebtedness and restricting certain payments, limiting restrictions on the ability of subsidiaries to make distributions to the Company, limiting sales of assets and subsidiary stock and the entry into affiliate transactions, as well as provisions governing merger and change of control transactions. The Company may be required under certain circumstances to offer to repurchase 2007 Subordinated Notes with the proceeds of certain asset sales. Upon a change of control transaction, holders of 2007 Subordinated Notes may require the Company (subject to certain exceptions) to repurchase 2007 Subordinated Notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest. The 2007 Subordinated Notes will automatically become due and payable without notice upon the occurrence of an event of default involving insolvency or bankruptcy of the Company or certain of its subsidiaries. In addition, upon the occurrence and during the continuation of any other event of default under the 2007 Subordinated Note Indenture, by notice given to the Company, the 2007 Subordinated Note Trustee or holders of at least 25% in principal amount of the 2007 Subordinated Notes may declare the principal of and accrued and unpaid interest on all the 2007 Subordinated Notes to be immediately due and payable.

2006  Subordinated Notes

On July 18, 2006, the Company entered into the 2006 Subordinated Note Indenture among the Company, the 2006 Subordinated Note Guarantors and the 2006 Subordinated Note Trustee, with respect to the issuance on such date of the 2006 Subordinated Notes in an aggregate principal amount of $34,967,000.

Pursuant to SFAS 15, Accounting for Debtors and Creditors for Trouble Debt Restructuring, the 2006 Subordinated Notes were recorded at aggregate principal plus interest to maturity of $20.1 million or a total of $55.1 million. The 2006 Subordinated Note Indenture provides that interest will accrue on the 2006 Subordinated Notes from the date of issuance at the rate of 13% per annum until maturity on July 15, 2010 and will be payable semi-annually on the 2006 Subordinated Notes on each January 15 and July 15, commencing January 15, 2007, to holders of record on the immediately preceding January 1 or July 1. The 2006 Subordinated Notes were scheduled to accrue payment-in-kind interest with respect to the first two interest payment dates and then accrue semi-annual cash pay interest with respect to the interest payment dates thereafter. However, the 2006 Subordinated Notes were  subject to the Company’s right, which was exercised on June 14, 2007, to refinance the 2006 Subordinated Notes during the first year after issuance by tendering to the holders of all the 2006 Subordinated Notes cash in an amount equal to (i) $20,000,000 plus (ii) interest accrued at a rate of 13% per annum from the date of issuance through the date of payment on a principal amount of $20,000,000 minus (iii) any interest previously paid in cash on the 2006 Subordinated Notes.

On June 14, 2007, the 2006 Subordinated Note Trustee, issued, on behalf of the Company, a notice to the holders of the 2006 Subordinated Notes stating that, on July 16, 2007, the Redemption Date, as defined above, the entire $39,620,102 aggregate principal amount of 2006 Subordinated Notes outstanding on the Redemption Date will be redeemed. In accordance with the 2006 Subordinated Note Indenture, the aggregate redemption price for the 2006 Subordinated Notes is $20,000,000 plus accrued interest thereon from July 18, 2006 through the Redemption Date in the amount of $2,592,777.78. The Company has deposited with the 2006 Subordinated Note Trustee, in its capacity as paying agent under the 2006 Subordinated Note Indenture, funds provided solely from the issuance of the 2007 Subordinated Notes sufficient to redeem the 2006 Subordinated Notes and the 2006 Subordinated Note Trustee has acknowledged satisfaction and discharge of the 2006 Subordinated Note Indenture. These deposited funds are separately disclosed as restricted cash on the Company’s accompanying Condensed Consolidated Balance Sheet as of June 30, 2007. On or about July, 16, 2007, the 2006 Subordinated Notes were redeemed for an aggregate principal and interest amount of $22,592,777.78 and the difference between this amount and the carrying value of $55,100,884, or $32,508,107, has been recognized as a gain on extinguishment of debt in the third quarter of 2007.

Amended 2004 Notes

The Amended 2004 Notes accreted from the date of issuance through July 18, 2006 at the rate of 11 5/8%, compounded semi-annually on each June 15 and December 15. In connection with the Plan of Reorganization, the Company entered into the First Supplemental Indenture dated July 18, 2006 amending the Amended and

Restated Indenture to increase the interest rate by ..225% per annum with respect to the Amended 2004 Notes, which additional interest will accrue as payment-in-kind interest. As a result, on July 18, 2006, the interest rate on the Amended 2004 Notes was increased to 11.85% per annum. The Amended 2004 Notes are secured on a first-priority basis by a security interest in our real property, fixtures, equipment, intellectual property and other assets other than the Second-Priority Collateral (the “First-Priority Note Collateral”) and on a second-priority basis by a security interest in substantially all our inventory, receivables and deposit accounts, 100% of the capital stock of, or other equity interests in existing and future domestic subsidiaries and foreign subsidiaries that are note guarantors, 65% of the capital stock of, or other equity interests in existing and future first-tier foreign subsidiaries, investment property and certain other assets of the Company and the note guarantors (the “Second-Priority Note Collateral”). The Amended 2004 Notes are guaranteed by our existing and future domestic restricted subsidiaries and certain foreign subsidiaries.

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

On or after June 15, 2007, the Company may redeem some or all of the 2004 Notes at the following redemption prices (expressed as percentages of the sum of the principal amount plus accrued and unpaid interest):  105.563% if redeemed prior to June 15, 2008; 102.781% if redeemed on or after June 15, 2008 and prior to June 15, 2009; and 100.00% if redeemed on June 15, 2009.

2003 Notes

The 2003 Notes accrued interest from the date of issuance through maturity at the rate of 11 1/8%. The 2003 Notes mature on September 1, 2009 and interest is payable in cash semiannually on each March 1 and September 1. The 2003 Notes rank equally with our existing and future senior debt and rank senior to our existing and future subordinated indebtedness, including the 2006 Subordinated Notes and 2007 Subordinated Notes. The 2003 Notes are secured by a second priority security interest in both the First Priority Note Collateral and the Second Priority Note Collateral. The 2003 Notes are guaranteed by some of our subsidiaries.

On or after June 1, 2007, we may redeem some or all of the 2003 Notes at the following redemption prices (expressed as a percentage of principal amount), plus accrued and unpaid interest: 105.563% if redeemed prior to June 1, 2008; 102.781% if redeemed prior to June 1, 2009; and 100% if redeemed on or after June 1, 2009.

Preferred Stock

We have 335,592 of $1,000 per share stated value of Series AA Preferred Stock outstanding as of June 30, 2007, which accrues dividends at the rate of 13% per annum. The Series AA Preferred Stock is convertible into our Common Stock. If the Series AA Preferred Stock has not been redeemed or repurchased by July 18, 2011, the holders of at least 40% of the outstanding shares of Series AA Preferred Stock shall have the right to cause all of the outstanding class of Series AA Preferred Stock to be converted into a number of shares of Common Stock equal to 99.9% of the number of fully diluted shares of Common Stock after giving effect to such conversion (excluding shares, if any, of Common Stock issued to stockholders of the other party to a merger qualifying for the “Merger Exception” as defined in our Amended and Restated Certificate of Incorporation). On August 1, 2007, the Company’s Series AA Preferred Stock began to be quoted on the OTCBB.

In addition, we have 8,000 shares of Series M Preferred Stock with a par value of $.01 per share outstanding. During 2006, we adopted the Plan of Reorganization, pursuant to which each participant with shares of Series M Preferred Stock participates in the enterprise value of our Company upon a “liquidation event” or upon an 80% “redemption” of the Series AA Preferred Stock or upon a public offering, to the extent the proceeds exceed $224.8 million. A participant’s restricted Series M Preferred Stock vests monthly over a 36 month period; or upon a liquidation event, redemption, or public offering; or upon certain terminations of employment within a limited period before an accelerated vesting event.

Net Cash Provided by/Used in Operating Activities

Net cash provided by operating activities was $30.1 million for the six months ended June 30, 2007, compared to $42.8 million for the same period in 2006. This $12.7 million decrease between years reflects $12.3 million incremental earnings from operations before non-cash charges, offset by lower working capital reductions and other improvements of $25.0 million.  Net working capital requirements for the six months ended June 30, 2007 decreased $3.3 million and reflect improvements of $5.7 million in receivables, $12.7 million in accounts payable, $1.8 million in prepaid expenses which were partially offset by reductions in accrued liabilities of $14.4 million and increases in inventories of $2.5 million. During the first six months of 2007, the Company made a semi-annual bond payment of $13.9 million and paid out its fiscal 2006 incentive plans of $6.8 million and $3.4 million in annual vendor rebate program accrued as of year end. Payments for comparable items were not made during the first six months of 2006 in accordance with the applicable provisions of the Bankruptcy Code. During the first six months of 2006, net working capital requirements decreased $32.7 million and included working capital improvements of $30.0 million due to accounts payable and accrued liabilities attributable to reinstatement of credit terms, $6.5 million reduction in other assets due to write-offs of capitalized financing costs and reductions in prepaid expenses, inventory and income taxes payable of $1.0 million, $0.6 million and $0.5 million, respectively, partially offset by increases in accounts receivable of $5.8 million.

Net Cash Used in Investing Activities

Net cash used in investing activities increased $5.6 million to $24.0 million for the six months ended June 30, 2007, from $18.4 million for the six months ended June 30, 2006 due to increased capital expenditures.

Net Cash Provided by/Used in Financing Activities

Net cash used in financing activities was $0.3 million for the six months ended June 30, 2007, compared to $2.6 million for the six months ended June 30, 2006.  Activity for the six months ended June 30, 2007, includes $24.0 million of proceeds from the issuance of  the Company’s 2007 Subordinated Notes, $0.2 million in proceeds from sale of the Company’s Series M Preferred Stock, offset by $22.6 million in cash deposited with a trustee for the repurchase of the Company’s outstanding 2006 Subordinated Notes, $1.6 million of payments of financing fees and $0.3 million in payments of capital leases. Activity for the first six months of 2006 included $1.6 million payment of arrangement fees and other costs associated with our DIP revolving credit facility and $0.9 million of repayments of capital leases.

Liquidity

As of June 30, 2007, we had $113.6 million of borrowings under our $200 million Revolving Credit Facilities, and $63.7 million of availability subject to our borrowing base limitations and $5.5 million in outstanding letters of credit.

As of June 30, 2007, we had $8.7 million in cash and cash equivalents, of which $2.2 million is a compensating balance associated with our Canadian operations borrowings under our Revolving Credit Facilities. In addition, a portion of our cash and cash equivalents are held by our other foreign subsidiaries.

The Company expects that cash flows from operating activities and available borrowings under our Revolving Credit Facilities of up to $200 million will provide sufficient cash flow to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements.  However, our ability to borrow under our Revolving Credit Facilities at any time may be subject to the borrowing base in effect at that time. Our ability to make borrowings under our Revolving Credit Facilities will also be conditioned upon our compliance with other covenants in these agreements, including financial covenants that apply when our borrowings exceed certain amounts. In addition, the terms of our indentures currently limit the amount we may borrow under our Revolving Credit Facilities.

Capital Expenditures

Our total capital expenditures were approximately $34 million in 2005, $41 million in 2006 and are expected to continue to increase in 2007. These expenditures are focused on projects to lower operating costs, add capacity for high value products, expand research and development programs, and bring new innovative products to market.

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

Our risks are more specifically described in Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected.

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The discussion below describes changes in our market risks since December 31, 2006. For additional information regarding our exposure to certain market risks, see Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for year ending December 31, 2006.

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

Our Revolving Credit Facility is at a variable rate of interest. An increase of 1% in interest rates would result in an additional $1.1 million of annual interest expense based on our Revolving Credit Facility balance of $113.6 million as of June 30, 2007.

Our raw material costs are comprised primarily of resins. Our resin costs comprised approximately 65% of our total manufacturing costs. Market risk arises from changes in resin costs. Although the average selling prices of our products generally increase or decrease as the cost of resins increases or decreases, the impact of a change in resin prices is more immediately reflected in our raw material costs than in our selling prices. In prior years, we entered into commodity collar agreements to manage resin market risks. At June 30, 2007, we did not have any commodity collar agreements outstanding. Prices for resin dropped dramatically during the fourth quarter of 2006 and may continue to fluctuate, however, we currently expect such prices to increase in the second half of 2007.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of June 30, 2007. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Controls

Management has evaluated, with the participation of our principal executive officer and our principal financial officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2007.

There were no changes in our internal controls over financial reporting that occurred during the quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Company filed a patent infringement complaint against MSC Marketing & Technology, Inc., d/b/a Sigma Stretch Films and Atlantis Plastics, Inc on May 19, 2004, Case No. 04-C-3509 (N.D. Ill.). The Company sells a patented plastic film that is used to wrap pallet loads. The patent infringement lawsuit was filed to protect the Company’s exclusive right to this film’s patented features, which provide the Company’s product with advantages in this industry. During the second quarter of 2007, the Company has agreed to a settlement of the lawsuit with MSC Marketing & Technology, Inc. and with Atlantis Plastics, Inc., in which each will pay a fee to license the patent from the Company.

ITEM 1A.   RISK FACTORS

There have been no material changes to the risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION HOLDERS

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
JOSEPH J. KWEDERIS
Chief Financial Officer
(Authorized Signatory and
Principal Financial and Accounting Officer)
Date: August 14, 2007

INDEX TO EXHIBITS

4.1

Indenture, dated as of June 14, 2007, among Pliant Corporation, certain subsidiaries of Pliant Corporation, as guarantors, and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Pliant Corporation on June 15, 2007).

10.1

Purchase Agreement, dated as of June 14, 2007, among Pliant Corporation, certain subsidiaries of Pliant Corporation and Goldman, Sachs & Co. and UBS Willow Fund, LLC, as purchasers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Pliant Corporation on June 15, 2007).

10.2

Amendment No. 2 to the Working Capital Credit Agreement, dated as of June 14, 2007, among Pliant Corporation, the subsidiary borrowers party thereto, the lenders party thereto, and Merrill Lynch Bank USA, as administrative agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Pliant Corporation on June 15, 2007).

10.3

Amendment No. 2 to the Fixed Asset Credit Agreement, dated as of June 14, 2007, among Pliant Corporation Pty Ltd., Pliant Corporation of Canada Ltd., Pliant Film Products GmbH, Aspen Industrial, S.A., de C.V., Jacinto Mexico, S.A. de C.V. and Pliant de Mexico, S.A. de C.V., the lenders party thereto, and Merrill Lynch Bank USA, as administrative agent (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Pliant Corporation on June 15, 2007).

10.4(a)

Form of Restricted Stock Agreement pursuant to Pliant Corporation 2006 Restricted Stock Incentive Plan, dated February 20, 2007 (incorporated by reference to Exhibit 10.1(a) to the Quarterly Report on Form 10-Q filed by Pliant Corporation on May 15, 2007).

10.4(b)	Schedule of Purchasers (incorporated by reference to Exhibit 10.1(b) to the Quarterly Report on Form 10-Q filed by Pliant Corporation on May 15, 2007).

10.5(a)

Form of Restricted Stock Agreement pursuant to Pliant Corporation 2006 Restricted Stock Incentive Plan, dated April 17, 2007 (incorporated by reference to Exhibit 10.2(a) to the Quarterly Report on Form 10-Q filed by Pliant Corporation on May 15, 2007).

10.5(b)	Schedule of Purchasers (incorporated by reference to Exhibit 10.2(b) to the Quarterly Report on Form 10-Q filed by Pliant Corporation on May 15, 2007).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.