Form 10-Q
period 2007-09-30
PLIANT CORPORORATION
filed 2007-11-14
CIK 1049442

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒  No ☐

As of November 9, 2007 there were 100,003 outstanding shares of the Registrant’s common stock. As of November 9, 2007, persons other than affiliates of the Registrant held 49,871, or approximately 49.87%, of the outstanding shares of the Registrant’s common stock.  There is no established trading market for the Registrant’s common stock and, therefore, the aggregate market value of shares held by non-affiliates cannot be determined by reference to recent sales or bid and asked prices.

PLIANT CORPORATION AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2007 (UNAUDITED) AND DECEMBER 31, 2006

(DOLLARS IN THOUSANDS)

	September 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,091	$4,199
Receivables, net of allowances of $3,169 and $3,751, respectively	142,748	140,477
Inventories (Note 2)	111,693	100,103
Prepaid expenses and other	6,749	7,279
Income taxes receivable, net	1,115	998
Deferred income taxes	8,747	13,754
Total current assets	278,143	266,810
PLANT AND EQUIPMENT, net	314,661	304,443
GOODWILL	72,526	72,257
INTANGIBLE ASSETS, net	11,599	12,389
OTHER ASSETS	20,356	21,858
TOTAL ASSETS	$697,285	$677,757
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$1,121	$975
Trade accounts payable	98,605	81,231
Accrued liabilities:
Interest payable	4,249	10,055
Customer rebates	6,859	7,403
Other	34,273	44,463
Total current liabilities	145,107	144,127
LONG-TERM DEBT, net of current portion	758,174	736,656
OTHER LIABILITIES	28,134	29,446
DEFERRED INCOME TAXES	22,948	31,287
Total Liabilities	954,363	941,516
STOCKHOLDERS’ DEFICIT:
Redeemable Preferred Stock—Series AA—335,650 shares authorized, par value $.01 per share, with a redemption and liquidation value of $1,000 per share plus accumulated dividends, 335,592 shares outstanding at September 30, 2007 and December 31, 2006	234,654	198,899
Redeemable Preferred Stock—Series M—8,000 shares authorized, par value $.01 per share, 8,000 shares outstanding at September 30, 2007 and no shares outstanding at December 31, 2006	—	—
Common stock—par value $.01 per share; 100,050,000 shares authorized, 100,003 shares outstanding at September 30, 2007 and December 31, 2006	1	1
Paid in capital	155,341	154,521
Accumulated deficit	(633,392)	(598,934)
Accumulated other comprehensive loss	(13,682)	(18,246)
Total stockholders’ deficit	(257,078)	(263,759)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$697,285	$677,757

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (IN THOUSANDS) (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

NET SALES	$282,541	$293,357	$819,969	$880,086

COST OF SALES	250,825	259,356	718,200	774,781

Gross Profit	31,716	34,001	101,769	105,305

OPERATING EXPENSES:
Sales, General and Administrative	15,387	17,830	51,438	53,762
Research and Development	2,438	2,193	8,639	6,795
Restructuring and Other Costs (Note 3)	5,373	(685)	7,232	(655)
Reorganization Costs (Note 14)	320	18,427	1,017	82,248
Other Operating Costs (Note 12)	—	—	1,101	—
Total Operating Expenses	23,518	37,765	69,427	142,150

OPERATING INCOME (LOSS)	8,198	(3,764)	32,342	(36,845)

INTEREST EXPENSE - Current and Long-term Debt (Note 4, 5)	(21,709)	(19,996)	(63,842)	(60,336)

INTEREST EXPENSE — Redeemable Preferred Stock	—	—	—	(271)

GAIN ON EXTINGUISHMENT OF DEBT (Note 4, 14)	32,508	398,454	32,508	398,454

OTHER INCOME (EXPENSE) — Net	75	1,923	389	2,060

INCOME BEFORE INCOME TAXES	19,072	376,617	1,397	303,062

INCOME TAX EXPENSE (BENEFIT)	429	(795)	812	446

NET INCOME	$18,643	$377,412	$585	$302,616

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (IN THOUSANDS) (UNAUDITED)

	Nine Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$585	$302,616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,796	30,135
Amortization of deferred financing costs and accretion of debt discount	30,806	28,422
Deferred dividends and accretion on preferred shares	—	271
Write off of deferred financing costs	—	17,252
Write off of original issue debt discount and premium	—	30,453
Deferred income taxes	(3,616)	(820)
(Gain) / loss on disposal of assets	163	(1,867)
Impairment of fixed assets	1,501	—
Non cash other operating costs	664	—
Gain on extinguishment of debt	(32,508)	(398,454)
Changes in assets and liabilities:
Receivables	(266)	(10,217)
Inventories	(10,233)	(4,369)
Prepaid expenses and other	574	(705)
Income taxes payable/receivable	64	1,132
Other assets	(591)	6,528
Trade accounts payable	16,256	43,861
Accrued liabilities	(19,958)	(3,874)
Other liabilities	1,921	(1,773)
Net cash provided by operating activities	19,158	38,591
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	165	2,602
Capital expenditures for plant and equipment	(36,132)	(29,277)
Net cash used in investing activities	(35,967)	(26,675)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock	157	—
Payment of financing fees	(1,704)	(10,476)
Repayment of capital leases and other, net	(560)	(1,290)
Repayment of prior revolving credit facility	—	(138,842)
Borrowings under Revolving Credit Facilities	21,000	133,621
Repayment of senior subordinated notes	(22,593)	—
Proceeds from issuance of senior subordinated notes	24,000	—
Net cash provided by/(used in) financing activities	20,300	(16,987)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(599)	(2,326)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,892	(7,397)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	4,199	12,802
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$7,091	$5,405
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	37,629	37,619
Income taxes	1,076	2,087
Supplemental schedule of non-cash investing and financing activities:
Preferred Stock dividends accrued but not paid	—	257
Plant and equipment acquired under capital leases	4,998	—

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 (IN THOUSANDS) (UNAUDITED)

										Accumulated
		Preferred Stock				Common Stock				Other
		Series AA		Series M				Paid In	Accumulated	Comprehensive
	Total	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss
BALANCE-December 31, 2006	$(263,759)	335	$198,899	—	$—	100	$1	$154,521	$(598,934)	$(18,246)
Cumulative effect of adoption of FIN 48	712								712
Adjusted Balance January 1, 2007	$(263,047)	335	$198,899	—	$—	100	$1	$154,521	$(598,222)	$(18,246)
Comprehensive income:
Net income	585								585
Foreign currency translation adjustment	4,564									4,564
Comprehensive income:	5,149
Issuance of Series M Preferred Stock	820			8	—			820
Preferred stock dividends	—		35,755						(35,755)
	$(257,078)	335	$234,654	8	$—	100	$1	$155,341	$(633,392)	$(13,682)

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

Chapter 11 Bankruptcy Proceedings and Reorganization   The Company and ten of its subsidiaries filed for protection under Chapter 11 of Title 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in January 2006. On June 19, 2006, the Company filed with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) its Fourth Amended Joint Plan of Reorganization (the “Plan” or “Plan of Reorganization”) which was approved by the Bankruptcy Court on June 23, 2006. On July 18, 2006, the Company consummated its reorganization through a series of transactions contemplated in the Plan and emerged from bankruptcy.  We have worked diligently in an effort to analyze each of the claims filed in our Chapter 11 cases, and have already made significant progress in reconciling such claims with our books and records. See Note 14 “Reorganization” to the Financial Statements for more detailed information on our emergence from bankruptcy.

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

2.   INVENTORIES

Inventories are valued at the lower of cost (using the first-in, first-out method) or market value. Inventories as of September 30, 2007 and December 31, 2006 consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Finished goods	$54,362	$45,564
Raw materials	46,267	44,656
Work-in-process	11,064	9,883
Total	$111,693	$100,103

3.   RESTRUCTURING AND OTHER COSTS

Restructuring and other costs include plant closing costs (including costs related to relocation of manufacturing equipment and product lines), office closing costs and other costs related to workforce reductions.

The following table summarizes restructuring and other costs for the three and nine months ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Plant closing costs:
Severance	$922	$—	$1,157	$—
Leases	306	—	390	—
Other plant closure costs	4,057	(685)	4,250	(655)
Office closing and workforce reduction costs:
Severance	63	—	1,387	—
Other	25	—	48	—
Total Restructuring and other costs	$5,373	$(685)	$7,232	$(655)

The following table summarizes the roll-forward of the accruals from December 31, 2006 to September 30, 2007 (in thousands, except for employees):

			Accruals for the nine months ended September 30, 2007
					Other
	12/31/2006				Plant			9/30/2007
	# Employees	Accrual	Additional		Closure		Payments/	# Employees	Accrual
	Terminated	Balance	Employees	Severance	Costs	Total	Charges	Terminated	Balance
Plant Closing Costs:
Leases	—	2,430	—	—	390	390	(1,891)	—	929
Langley	—	—	120	922	4,213	5,135	(4,935)	7	200
Barrie	—	—	19	235	37	272	(253)	—	19
	—	$2,430	139	1,157	4,640	$5,797	$(7,079)	7	$1,148
Office Closing and Workforce Reduction Costs:
Canada	—	—	7	1,387	48	1,435	(1,435)	—	—
	—	$—	7	$1,387	48	$1,435	$(1,435)	—	$—
Total Plant & Office closing	—	$2,430	146	$2,544	$4,688	$7,232	$(8,514)	7	$1,148

Plant Closing Costs

2007—During the first quarter of 2007, we announced the closure of our Barrie, Ontario and Langley, British Columbia plants and the restructuring of our Canadian administrative functions. Our total estimated costs include $1.3 million of severance costs related to our Engineered Films segment, $8.2 million of severance and plant closing costs related to our Printed Products segment and $0.5 million of severance costs related to our Industrial Films segment. Closure of our Barrie facility has been completed and severance and other costs totaling $0.3 million were recorded in our Industrial operating segment. Restructuring costs associated with our Canadian Administration included severance costs in the third quarter of $0.1 million. Approximately $5.3 million of the total $5.4 million in restructuring costs for the third quarter of 2007 related to closure of our Langley facility and the relocation of production equipment and consolidation of product lines into other plants in our Printed Products operating segment. $0.9 million of these costs were severance in nature, $1.6 million were equipment move related, $1.5 million in fixed asset impairments, $0.2 million were lease related and $1.1 million were other restructuring charges. Of the $7.2 million restructuring charges to date, $1.0 million relate to our Engineered Films segment, $0.8 million relate to our Industrial Films segment and $5.4 million relate to our Printed Products segment.

2006—During the third quarter of 2006, the Company sold its remaining real estate in Merced, California for $2.4 million, recognized a $1.9 million gain on sale within its Industrial Films segment and reversed $0.7 million of the $1.0 million environmental reserve provided in connection with Merced’s previous restructuring activities in accordance with the terms of the sales agreement.

2005—During 2005, the Company accrued $1.9 million for the net costs to terminate the remaining lease agreements associated with its Shelbyville, Indiana facility. During the first quarter of 2007, payments of $1.5 million were made to complete the buy out of the remaining obligations under these leases.

2003—During 2003, the Company accrued the present value of future lease payments on three buildings it no longer occupied in an amount of $3.3 million. As of September 30, 2007, $0.9 million of these accruals are remaining.

4.   DEBT

Debt as of September 30, 2007 and December 31, 2006 consists of the following (in thousands):

	September 30, 2007	December 31, 2006
Credit Facilities:
Revolving credit facilities	$134,579	$113,579
Senior secured notes due 2009, interest at 11.85% (“Amended 2004 Notes”)	329,740	302,382
Senior secured notes due 2009, interest at 11.35% (“2004 Notes”)	7,821	7,808
Senior secured notes due 2009, interest at 11 1/8% (“2003 Notes”)	250,000	250,000
Senior subordinated notes due 2010, interest at 13% (“2006 Notes”)	—	55,101
Senior subordinated notes due 2010, interest at 18% (“2007 Notes”)	24,000	—
Obligations under capital leases	13,155	8,761
Total	759,295	737,631
Less current portion	(1,121)	(975)
Long-term portion	$758,174	$736,656

Revolving Credit Facilities

On July 18, 2006, we entered into (i) a Working Capital Credit Agreement, among the Company, certain of its subsidiaries, the lenders party thereto, Merrill Lynch Bank USA, as administrative agent, and Merrill Lynch Commercial Finance Corp., as sole lead arranger and book manager (the “Working Capital Credit Agreement”), and (ii) a Fixed Asset Credit Agreement, among Pliant Corporation Pty Ltd., Pliant Corporation of Canada Ltd., Pliant Film Products GmbH and Aspen Industrial, S.A. de C.V., as borrowers, the lenders party thereto, Merrill Lynch Bank USA, as administrative agent, and Merrill Lynch Commercial Finance Corp., as sole lead arranger and book manager (the “Fixed Asset Credit Agreement,” and together with the Working Capital Credit Agreement, the “Revolving Credit Facilities”) to replace the amended revolving credit facility dated November 21, 2005 (the “Amended and Restated Credit Agreement”) and the Senior Secured, Super Priority, Priming Debtor-in-Possession Credit Agreement dated as of January 4, 2006 (the “DIP Credit Facility”). The Revolving Credit Facilities provide up to $200 million of total commitments, subject to the borrowing base described below and a required minimum availability amount of at least $10 million. The Working Capital Credit Agreement includes a $20 million letter of credit sub-facility, with letters of credit reducing availability thereunder, and each of the Revolving Credit Facilities includes sub-limits for loans to certain of our foreign subsidiaries which are borrowers under the Revolving Credit Facilities. The Revolving Credit Facilities were funded on July 18, 2006, and replaced our prior credit facilities. They are secured by a first priority security interest in substantially all of the Company’s and certain of its subsidiaries’ assets, although the administrative agent has a second priority security interest only in certain of the Company’s and its subsidiaries’ assets consistent with the terms of an intercreditor arrangement with certain bondholders of the Company, which intercreditor arrangement is a carry-over from our prior credit arrangements.

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

On June 14, 2007, the Company and/or certain of its subsidiaries entered into Amendment No. 2 to the Working Capital Credit Agreement  to allow for the incurrence of indebtedness under the 2007 Note Indenture, discussed in detail below, including payment of regularly scheduled interest with respect to such indebtedness, in replacement of indebtedness under the 2006 Note Indenture.

As of September 30, 2007, we had borrowings of $134.6 million and $5.9 million in outstanding letters of credit under the Revolving Credit Facilities with $51.5 million of availability subject to our borrowing base limitations.

2007 Notes

On June 14, 2007, the Company entered into an Indenture (the “2007 Note Indenture”) among the Company and Pliant Corporation International, Pliant Film Products of Mexico, Inc., Pliant Packaging of Canada, LLC, Pliant Solutions Corporation, Uniplast Holdings, Inc., Uniplast U.S., Inc. and Uniplast Industries Co., as guarantors (collectively, the “2007 Note Guarantors”), and The Bank of New York Trust Company, N.A. (the “2007 Note Trustee”), as trustee, with respect to the issuance on such date of the Company’s 2007 Notes in an aggregate principal amount of $24 million. The 2007 Note Indenture provides that interest will accrue on the 2007 Notes from the date of issuance at the rate of 18% per annum until maturity on July 15, 2012 and will be payable semi-annually on each January 15 and July 15, commencing July 15, 2007, to holders of record of the 2007 Notes on the immediately preceding January 1 or July 1. Pursuant to the 2007 Note Indenture, the Company may redeem the 2007 Notes in whole or in part at the applicable redemption price, which in each of the first four years is equal to a de-escalating premium over par, plus accrued and unpaid interest to the redemption date, as set forth in the 2007 Notes. The 2007 Note Indenture provides the holders of the 2007 Notes with the right to require the Company to repurchase the 2007 Notes at a repurchase price equal to the then applicable redemption price plus accrued and unpaid interest upon a change of control of the Company (as defined in the 2007 Note Indenture). The 2007 Note Indenture does not provide for a sinking fund with respect to the 2007 Notes. The 2007 Notes Indenture contains customary provisions that may result in an event of default, after notice and expiration of a cure period in certain circumstances, and acceleration of the indebtedness thereunder, including failure to timely pay principal and interest on the 2007 Notes or comply with the covenants set forth in the 2007 Note Indenture. The Bank of New York Trust Company, N.A. also acts as trustee with respect to the Company’s 2006 Notes (as defined below).

The 2007 Note Indenture contains various covenants including, among other things, covenants limiting the incurrence of indebtedness and restricting certain payments, limiting restrictions on the ability of subsidiaries to make distributions to the Company, limiting sales of assets and subsidiary stock and the entry into affiliate transactions, as well as provisions governing merger and change of control transactions. The Company may be required under certain circumstances to offer to repurchase 2007 Notes with the proceeds of certain asset sales. Upon a change of control transaction, holders of 2007 Notes may require the Company (subject to certain exceptions) to repurchase 2007 Notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest. The 2007 Notes will automatically become due and payable without notice upon the occurrence of an event of default involving insolvency or bankruptcy of the Company or certain of its subsidiaries. In addition, upon the occurrence and during the continuation of any other event of default under the 2007 Note Indenture, by notice given to the Company, the Trustee or holders of at least 25% in principal amount of the 2007 Notes may declare the principal of and accrued and unpaid interest on all the 2007 Notes to be immediately due and payable.

2006  Notes

On July 18, 2006, the Company, certain of its subsidiaries as guarantors and The Bank of New York Trust Company, N.A. (the “2006 Note Trustee”), as trustee, entered into an Indenture, dated as of July 18, 2006 (the “2006 Note Indenture”), among the Company, certain subsidiary guarantors of the Company (the “2006 Note Guarantors”) and the 2006 Note Trustee with respect to the issuance on such date of the 2006 Notes in an aggregate principal amount of $34.97 million.

Pursuant to SFAS 15, Accounting for Debtors and Creditors for Trouble Debt Restructuring, on July 18, 2006 the 2006 Notes were recorded at aggregate principal plus interest to maturity of $20.1 million or a total of $55.1 million. On or about July 16, 2007, the entire $39.6 million aggregate principal amount of 2006 Notes then outstanding were redeemed in accordance with the 2006 Note Indenture, for an aggregate redemption price of $20.0 million plus accrued interest thereon from July 18, 2006 through the Redemption Date in the amount of $2.6 million and the difference between this total of $22.6 million and the carrying value of $55.1 million, or $32.5 million, was recognized as a gain on extinguishment of debt.

5.   INTEREST EXPENSE—Current and Long-term debt

Interest expense—current and long-term debt in the statements of operations for the three and nine months ended September 30, 2007 and 2006 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest expense, net
Revolving credit facilities	$2,170	$2,730	$6,619	$7,785
2007 Notes	1,080	—	1,272	—
Amended 2004 Notes	9,442	8,537	27,358	24,218
2004 Notes	222	207	665	597
2003 Notes	6,953	6,953	20,859	20,859
2000/2002 Notes(a)	—	—	—	471
Other, net	661	511	3,635	2,804
Interest expense accrued, net	20,528	18,938	60,408	56,734
Recurring amortization of financing fees	1,181	1,058	3,434	3,602
TOTAL	$21,709	$19,996	$63,842	$60,336

Cash interest payments
Revolving credit facilities	$2,661	$2,398	$8,204	$8,935
2007 Notes	372	—	372	—
2004 Notes	—	—	434	—
2003 Notes	13,907	28,437	27,813	28,437
Other, net	407	83	806	247
TOTAL	$17,347	$30,918	$37,629	$37,619

(a) The Company’s 13% Senior Subordinated Notes due 2010 (the “2000/2002 Notes”) were exchanged in connection with the Company’s Plan of Reorganization. Interest on the  2000/2002 Notes above includes interest for the two days, plus interest on interest, prior to the bankruptcy filing plus interest on the December 1, 2005 unpaid interest payment. Interest for the three and nine months ended September 30, 2006 at the stated rate of 13% would have been $10.4 million and $31.2 million, respectively.

6.   INCOME TAXES

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

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years prior to 2000. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as income tax expense. Accrued interest and penalties are insignificant at September 30, 2007. The Company believes that it has appropriate support for income tax positions taken or to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

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

For the three months ended September 30, 2007, income tax expense of $0.4 million was recorded on pretax income from operations of $19.1 million compared to income tax benefits of a $0.8 million on pretax income from operations of $376.6 million for the three months ended September 30, 2006. For the nine months ended September 30, 2007, income tax expense was $0.8 million on pre-tax income from operations of $1.4 million compared to income tax expense of $0.4 million of pre-tax income of $303.1 million for the nine months ended September 30, 2006. Income tax benefits related to net operating losses in the United States are offset by a valuation allowance as the realization of these tax benefits is not certain. Therefore, the income tax expense in the statements of operations primarily reflects foreign income taxes.

7.   OTHER COMPREHENSIVE INCOME

Other comprehensive income for the three months ended September 30, 2007 and 2006 was $21.6 million and $376.6 million, respectively. Comprehensive income for the nine months ended September 30, 2007 and 2006 was $5.1 million and $302.6 million, respectively. The components of other comprehensive income are net income and foreign currency translation.

8.   OPERATING SEGMENTS

Operating segments are components of our business for which separate financial information is available that is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing performance. This information is reported on the basis that it is used internally for evaluating segment performance.

In 2006, the Company reorganized its Specialty Products Group and separated it into two operating segments, Specialty Films and Printed Products. In addition, the Company combined its prior Performance Films segment with its Engineered Films segment. These changes were in response to a re-evaluation of the Company’s aggregation criteria. The Company now has four operating segments: Specialty Films, which manufactures personal care, medical and agricultural films; Printed Products which produces printed rollstock, bags and sheets used to package food and consumer goods; Industrial Films which manufactures stretch film used to bundle, unitize and protect palletized loads during shipping and storage and PVC films used by supermarkets, delicatessens and restaurants to wrap meat, cheese and produce; and Engineered Films which manufactures film for sale to converters of flexible packaging and a variety of barrier and custom films for smaller niche flexible packaging and industrial markets.

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

Segment profit and segment assets as of and for the periods ended September 30, 2007 and September 30, 2006 are presented in the following table (in thousands). Certain reclassifications have been made to the prior year amounts to be consistent with the 2007 presentation.

	Engineered Films	Industrial Films	Specialty Films	Printed Products	Corporate / Other	Total
Three months ended Sept. 30, 2007
Net sales to customers	$89,981	$82,565	$55,443	$50,652	$3,900	$282,541
Intersegment sales	5,246	3,293	2,368	644	(11,551)	—
Total net sales	95,227	85,858	57,811	51,296	(7,651)	282,541
Depreciation and amortization	3,734	1,685	2,577	2,395	296	10,687
Interest expense	647	179	20	1,048	19,815	21,709
Segment profit	10,790	9,133	7,288	4,205	(6,763)	24,653
Capital expenditures	4,144	673	2,296	2,471	2,507	12,091
Three months ended Sept. 30, 2006
Net sales to customers	$95,239	$83,789	$55,671	$56,290	$2,368	$293,357
Intersegment sales	4,011	4,243	3,625	1,009	(12,888)	—
Total net sales	99,250	88,032	59,296	57,299	(10,520)	293,357
Depreciation and amortization	2,812	1,666	2,342	2,407	895	10,122
Interest expense	245	161	—	1,244	18,346	19,996
Segment profit	11,462	9,548	6,762	5,568	(7,317)	26,023
Capital expenditures	2,845	1,263	3,276	1,682	1,847	10,913
Nine months ended Sept. 30, 2007
Net sales to customers	$263,036	$233,989	$152,786	$158,179	$11,979	$819,969
Intersegment sales	12,228	10,840	9,003	2,389	(34,460)	—
Total net sales	275,264	244,829	161,789	160,568	(22,481)	819,969
Depreciation and amortization	10,124	5,260	7,686	7,262	3,464	33,796
Interest expense	2,719	543	64	3,128	57,388	63,842
Segment profit	37,448	26,286	19,406	11,667	(18,930)	75,877
Capital expenditures	10,355	3,497	8,265	6,676	7,339	36,132
Segment assets	228,911	118,216	155,341	137,503	57,314	697,285
Nine months ended Sept. 30, 2006
Net sales to customers	$295,408	$242,613	$159,921	$175,959	$6,185	$880,086
Intersegment sales	11,601	12,505	7,923	2,606	(34,635)	—
Total net sales	307,009	255,118	167,844	178,565	(28,450)	880,086
Depreciation and amortization	8,390	5,000	6,870	7,189	2,686	30,135
Interest expense	1,654	273	—	4,239	54,441	60,607
Segment profit	38,352	23,765	19,938	15,994	(21,106)	76,943
Capital expenditures	4,795	3,137	10,941	6,873	3,531	29,277
As of December 31, 2006
Segment assets	$198,076	$107,634	$150,483	$140,624	$80,940	$677,757

A reconciliation of the totals reported for the operating segments to the totals reported in the consolidated financial statements for the three and nine months ended September 30, 2007 and September 30, 2006 and as of September 30, 2007 and December 31, 2006 is as follows (in thousands) (unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Profit or Loss
Total segment profit	$24,653	$26,023	$75,877	$76,943
Depreciation and amortization	(10,687)	(10,122)	(33,796)	(30,135)
Restructuring and other costs	(5,373)	685	(7,232)	655
Reorganization costs	(320)	(18,427)	(1,017)	(82,248)
Other operating costs	—	—	(1,101)	—
Interest expense	(21,709)	(19,996)	(63,842)	(60,607)
Gain on extinguishment of debt	32,508	398,454	32,508	398,454
Income before income taxes	$19,072	$376,617	$1,397	$303,062

	September 30,	December 31,
	2007	2006
Assets
Total assets from reportable segments	639,971	596,817
Other unallocated assets	57,314	80,940
Total consolidated assets	$697,285	$677,757

Net sales and long-lived assets of our US and foreign operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net Sales
United States	$233,468	$239,050	$667,190	$711,990
Foreign countries(a)	49,073	54,307	152,779	168,096
Total	$282,541	$293,357	$819,969	$880,086

	September 30, 2007	December 31, 2006
Long-lived assets
United States	$273,135	$255,622
Foreign countries	41,526	48,821
Total	$314,661	$304,443

Total assets
United States	$587,971	$561,846
Foreign countries	109,314	115,911
Total	$697,285	$677,757

(a)             Foreign countries include Australia, Canada, Germany and Mexico, none of which individually represents 10% of consolidated net sales or long-lived assets.

9.   DEFINED BENEFIT PLANS

The Company sponsors three noncontributory defined benefit pension plans (the “United States Plans”) covering domestic employees with 1,000 or more hours of service. The Company funds these in accordance with the funding requirements of the Employee Retirement Income Security Act of 1974. Contributions are intended to not only provide for benefits attributed to service to date but also for those expected to be earned in the future. We also sponsor a defined benefit plan in Germany (the “Germany Plan”). Periodic pension expense for the Germany Plan was immaterial. For information on the Germany Plan please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. In the second quarter of 2004, the Company redesigned its retirement programs which led to the curtailment and “freeze” of the pension plan for U.S. salaried employees effective June 30, 2004.

The consolidated net periodic pension expense (benefit) for the three and nine months ended September 30, 2007 and 2006 includes the following components (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
United States Plans
Service cost-benefits earned during the period	$102	$111	$302	$333
Interest cost on projected benefit obligation	1,283	1,278	3,852	3,772
Expected return on assets	(1,568)	(1,314)	(4,706)	(4,082)
Other	35	183	98	245
Net periodic pension expense (benefit)	$(148)	$258	$(454)	$268

10.   CONTINGENCIES

Litigation   We are involved in various litigation matters from time to time in the ordinary course of our business, including matters described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. In our opinion, none of such litigation is material to our financial condition or results of operations.

11.   CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The following condensed consolidating financial statements present, in separate columns, financial information for (i) Pliant (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries (as specified in the Indenture dated as of May 30, 2003, as amended (the “2003 Indenture”) relating to the 2003 Notes, the First Supplemental Indenture with respect to the Amended and Restated Indenture relating to the 2004 Notes and the Amended 2004 Notes, the 2006 Note Indenture relating to the 2006 Notes and the 2007 Note Indenture relating to the 2007 Notes (the 2003 Indenture, the Amended and Restated Indenture, as amended by the First Supplemental Indenture, the 2006 Note Indenture and the 2007 Note Indenture, collectively, the “Indentures”) on a combined basis, with any investments in non-guarantor subsidiaries specified in the Indentures recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for Pliant and its subsidiaries on a consolidated basis, and (v) Pliant on a consolidated basis, in each case as of September 30, 2007 and December 31, 2006 and for the three and nine months ended September 30, 2007 and September 30, 2006. The 2003 Notes, the 2004 Notes, the Amended 2004 Notes, the 2006 Notes and 2007 Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary and each guarantor subsidiary is 100% owned, directly or indirectly, by Pliant, except that the 2003 Notes are not guaranteed by Uniplast Industries Co. and the Amended 2004 Notes are not guaranteed by Pliant Solutions Corporation (“Pliant Solutions”). Substantially all of the assets of Pliant Solutions were sold on September 30, 2004 and the remainder disposed prior to December 31, 2005. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to Pliant. The condensed consolidated financial statements are presented herein, rather than separate financial statements for each of the guarantor subsidiaries, because management believes that separate financial statements relating to the guarantor subsidiaries are not material to investors.

PLIANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2007 (DOLLARS IN THOUSANDS) (UNAUDITED)

	Pliant Corporation	Combined Guarantor	Combined Non-Guarantor		Consolidated Pliant
	(Parent Only)	Subsidiaries	Subsidiaries	Eliminations	Corporation
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$93	$3,474	$3,524	$—	$7,091
Receivables, net of allowances	109,982	6,762	26,004	—	142,748
Inventories	98,406	3,249	10,038	—	111,693
Prepaid expenses and other	3,182	413	3,154	—	6,749
Income taxes receivable, net	(261)	891	485	—	1,115
Deferred income taxes	8,434	10	303	—	8,747
Total current assets	219,836	14,799	43,508	—	278,143
PLANT AND EQUIPMENT, net	273,134	9,100	32,427	—	314,661
GOODWILL	57,777	13,153	1,596	—	72,526
INTANGIBLE ASSETS, net	1,749	9,845	5	—	11,599
INVESTMENT IN SUBSIDIARIES	(22,846)	—	—	22,846	—
OTHER ASSETS	17,140	—	3,216	—	20,356
TOTAL ASSETS	$546,790	$46,897	$80,752	$22,846	$697,285
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term debt	$1,024	$—	$97	$—	$1,121
Trade accounts payable	82,386	4,421	11,798	—	98,605
Accrued liabilities	40,588	372	4,421	—	45,381
Due to (from) affiliates	(78,990)	63,428	15,562	—	—
Total current liabilities	45,008	68,221	31,878	—	145,107
LONG-TERM DEBT, net of current portion	720,042	16,700	21,432	—	758,174
OTHER LIABILITIES	21,403	1,279	5,452	—	28,134
DEFERRED INCOME TAXES	17,415	2,744	2,789	—	22,948
Total Liabilities	803,868	88,944	61,551	—	954,363
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock	234,654	—	—	—	234,654
Common stock	1	—	11,916	(11,916)	1
Additional paid-in capital	155,341	14,020	43,822	(57,842)	155,341
Retained earnings (deficit)	(633,392)	(57,910)	(33,866)	91,776	(633,392)
Accumulated other comprehensive loss	(13,682)	1,843	(2,671)	828	(13,682)
Total stockholders’ equity (deficit)	(257,078)	(42,047)	19,201	22,846	(257,078)
TOTAL LIABILITIES AND STOCKOLDERS’ EQUITY (DEFICIT)	$546,790	$46,897	$80,752	$22,846	$697,285

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2006 (DOLLARS IN THOUSANDS) (UNAUDITED)

	Pliant Corporation	Combined Guarantor	Combined Non-Guarantor		Consolidated Pliant
	(Parent Only)	Subsidiaries	Subsidiaries	Eliminations	Corporation
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7	$1,005	$3,187	$—	$4,199
Receivables, net of allowances	108,907	8,131	23,439	—	140,477
Inventories	83,007	6,703	10,393	—	100,103
Prepaid expenses and other	3,698	445	3,136	—	7,279
Income taxes receivable, net	(792)	1,443	347	—	998
Deferred income taxes	13,452	2	300	—	13,754
Total current assets	208,279	17,729	40,802	—	266,810
PLANT AND EQUIPMENT, net	255,622	15,888	32,933	—	304,443
GOODWILL	57,777	13,153	1,327	—	72,257
INTANGIBLE ASSETS, net	2,498	9,873	18	—	12,389
INVESTMENT IN SUBSIDIARIES	(17,932)	—	—	17,932	—
OTHER ASSETS	18,905	—	2,953	—	21,858
TOTAL ASSETS	$525,149	$56,643	$78,033	$17,932	$677,757
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term debt	$895	$—	$80	$—	$975
Trade accounts payable	65,710	3,298	12,223	—	81,231
Accrued liabilities	56,078	1,779	4,064	—	61,921
Due to (from) affiliates	(90,702)	65,746	24,956	—	—
Total current liabilities	31,981	70,823	41,323	—	144,127
LONG-TERM DEBT, net of current portion	708,404	16,700	11,552	—	736,656
OTHER LIABILITIES	25,636	—	3,810	—	29,446
DEFERRED INCOME TAXES	22,887	4,703	3,697	—	31,287
Total Liabilities	788,908	92,226	60,382	—	941,516
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock	198,899	—	—	—	198,899
Common stock	1	—	11,916	(11,916)	1
Additional paid-in capital	154,521	14,020	43,822	(57,842)	154,521
Retained earnings (deficit)	(598,934)	(51,983)	(30,812)	82,795	(598,934)
Accumulated other comprehensive loss	(18,246)	2,380	(7,275)	4,895	(18,246)
Total stockholders’ equity (deficit)	(263,759)	(35,583)	17,651	17,932	(263,759)
TOTAL LIABILITIES AND STOCKOLDERS’ EQUITY (DEFICIT)	$525,149	$56,643	$78,033	$17,932	$677,757

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 (IN THOUSANDS) (UNAUDITED)

	Pliant Corporation	Combined Guarantor	Combined Non-Guarantor		Consolidated Pliant
	(Parent Only)	Subsidiaries	Subsidiaries	Eliminations	Corporation
NET SALES	$245,034	$12,561	$36,512	$(11,566)	$282,541
COST OF SALES	216,327	12,166	33,898	(11,566)	250,825
GROSS PROFIT	28,707	395	2,614	—	31,716
OPERATING EXPENSES	16,947	4,727	1,844	—	23,518
OPERATING INCOME (LOSS)	11,760	(4,332)	770	—	8,198
INTEREST EXPENSE	(20,389)	(144)	(1,176)	—	(21,709)
EQUITY IN EARNINGS OF SUBSIDIARIES	(6,410)	—	—	6,410	—
GAIN ON EXTINGUISHMENT OF DEBT	32,508	—	—	—	32,508
OTHER INCOME (EXPENSE)—Net	1,504	(777)	(652)	—	75
INCOME (LOSS) BEFORE INCOME TAXES	18,973	(5,253)	(1,058)	6,410	19,072
INCOME TAX EXPENSE (BENEFIT)	330	(222)	321	—	429
NET INCOME (LOSS)	$18,643	$(5,031)	$(1,379)	$6,410	$18,643

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 (IN THOUSANDS) (UNAUDITED)

	Pliant Corporation	Combined Guarantor	Combined Non-Guarantor		Consolidated Pliant
	(Parent Only)	Subsidiaries	Subsidiaries	Eliminations	Corporation
NET SALES	$251,969	$17,369	$36,938	$(12,919)	$293,357
COST OF SALES	221,827	16,770	33,678	(12,919)	259,356
GROSS PROFIT	30,142	599	3,260	—	34,001
OPERATING EXPENSES	35,438	558	1,769	—	37,765
OPERATING INCOME (LOSS)	(5,296)	41	1,491	—	(3,764)
INTEREST EXPENSE	(18,401)	(241)	(1,354)	—	(19,996)
EQUITY IN EARNINGS OF SUBSIDIARIES	(841)	—	—	841	—
GAIN ON EXTINGUISHMENT OF DEBT	398,454	—	—	—	398,454
OTHER INCOME (EXPENSE)—Net	3,146	(653)	(570)	—	1,923
INCOME (LOSS) BEFORE INCOME TAXES	377,062	(853)	(433)	841	376,617
INCOME TAX EXPENSE (BENEFIT)	(350)	(13)	(432)	—	(795)
NET INCOME (LOSS)	$377,412	$(840)	$(1)	$841	$377,412

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 (IN THOUSANDS) (UNAUDITED)

	Pliant Corporation	Combined Guarantor	Combined Non-Guarantor		Consolidated Pliant
	(Parent Only)	Subsidiaries	Subsidiaries	Eliminations	Corporation
NET SALES	$701,760	$45,231	$107,548	$(34,570)	$819,969
COST OF SALES	612,283	42,589	97,898	(34,570)	718,200
GROSS PROFIT	89,477	2,642	9,650	—	101,769
OPERATING EXPENSES	56,333	6,747	6,347	—	69,427
OPERATING INCOME	33,144	(4,105)	3,303	—	32,342
INTEREST EXPENSE	(59,893)	(439)	(3,510)	—	(63,842)
EQUITY IN EARNINGS OF SUBSIDIARIES	(9,437)	—	—	9,437	—
GAIN ON EXTINGUISHMENT OF DEBT	32,508	—	—	—	32,508
OTHER INCOME (EXPENSE)—Net	4,823	(2,517)	(1,917)	—	389
INCOME (LOSS) BEFORE INCOME TAXES	1,145	(7,061)	(2,124)	9,437	1,397
INCOME TAX EXPENSE (BENEFIT)	560	(740)	992	—	812
NET INCOME (LOSS)	$585	$(6,321)	$(3,116)	$9,437	$585

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (IN THOUSANDS) (UNAUDITED)

	Pliant Corporation	Combined Guarantor	Combined Non-Guarantor		Consolidated Pliant
	(Parent Only)	Subsidiaries	Subsidiaries	Eliminations	Corporation
NET SALES	$746,705	$58,147	$109,948	$(34,714)	$880,086
COST OF SALES	655,964	53,754	99,777	(34,714)	774,781
GROSS PROFIT	90,741	4,393	10,171	—	105,305
OPERATING EXPENSES	135,083	1,651	5,416	—	142,150
OPERATING INCOME (LOSS)	(44,342)	2,742	4,755	—	(36,845)
INTEREST EXPENSE	(54,619)	(1,639)	(4,349)	—	(60,607)
EQUITY IN EARNINGS OF SUBSIDIARIES	(3,676)	—	—	3,676	—
GAIN ON EXTINGUISHMENT OF DEBT	398,454	—	—	—	398,454
OTHER INCOME (EXPENSE)—Net	6,799	(2,773)	(1,966)	—	2,060
INCOME (LOSS) BEFORE INCOME TAXES	302,616	(1,670)	(1,560)	3,676	303,062
INCOME TAX EXPENSE (BENEFIT)	—	(123)	569	—	446
NET INCOME (LOSS)	$302,616	$(1,547)	$(2,129)	$3,676	$302,616

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 (IN THOUSANDS) (UNAUDITED)

	Pliant Corporation	Combined Guarantor	Combined Non-Guarantor		Consolidated Pliant
	(Parent Only)	Subsidiaries	Subsidiaries	Eliminations	Corporation
CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES	$17,713	$(3)	$1,448	$—	$19,158
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	—	165	—	—	165
Equipment transfers	(6,414)	6,604	(190)	—	—
Capital expenditures for plant and equipment	(32,068)	(2,231)	(1,833)	—	(36,132)
Net cash used in investing activities	(38,482)	4,538	(2,023)	—	(35,967)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of financing fees	(1,704)	—	—	—	(1,704)
Repayment of capital leases and other, net	(502)	—	(58)	—	(560)
Borrowings under Revolving Credit Facilities	11,000	—	10,000	—	21,000
Loans (to)/from affiliates	10,000	—	(10,000)	—	—
Proceeds from issuance of preferred stock	157	—	—	—	157
Repayment of senior subordinated notes	(22,593)	—	—	—	(22,593)
Proceeds from issuance of senior subordinated notes	24,000	—	—	—	24,000
Net cash provided by/(used in) financing activities	20,358	—	(58)	—	20,300
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	497	(2,066)	970	—	(599)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	86	2,469	337	—	2,892
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	7	1,005	3,187	—	4,199
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$93	$3,474	$3,524	$—	$7,091

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (IN THOUSANDS) (UNAUDITED)

	Pliant	Combined	Combined		Consolidated
	Corporation	Guarantor	Non-Guarantor		Pliant
	(Parent Only)	Subsidiaries	Subsidiaries	Eliminations	Corporation
CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES	$23,314	$24,114	$(8,837)	$—	$38,591
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	2,602	—	—	—	2,602
Capital expenditures for plant and equipment	(26,756)	(1,441)	(1,080)	—	(29,277)
Net cash used in investing activities	(24,154)	(1,441)	(1,080)	—	(26,675)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of financing fees	(10,476)	—	—	—	(10,476)
Repayment of capital leases and other, net	(1,151)	—	(139)	—	(1,290)
Repayment of prior revolving credit facility	(99,442)	(39,400)	—	—	(138,842)
Borrowings under Revolving Credit Facilities	109,542	16,700	7,379	—	133,621
Net cash provided by/(used in) financing activities	(1,527)	(22,700)	7,240	—	(16,987)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,485)	(368)	527	—	(2,326)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,852)	(395)	(2,150)	—	(7,397)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	4,859	1,153	6,790	—	12,802
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$7	$758	$4,640	$—	$5,405

See notes to condensed consolidated financial statements.

12.   ISSUANCE OF SERIES M PREFERRED STOCK

On February 20, 2007, the Company issued 8,000 shares of Series M Preferred Stock par value $.01 per share (“Series M Preferred Stock”) to certain employees pursuant to the Company’s 2006 Restricted Stock Incentive Plan (the “Stock Plan”).

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

13.   GOODWILL

Based upon the 2006 annual impairment test, the Company determined that goodwill was impaired in our Specialty Films and Printed Products segments and recorded goodwill write-downs totaling $110.0 million. The impairment charge recorded in the financial statements was based on managements’ preliminary estimates of fair value of plant, property and equipment and intangible assets. The Company obtained the required valuations and determined that no additional adjustment to the carrying value of goodwill in the Specialty Films segment reflected in the financial statements for the year ended December 31, 2006 was necessary.

14.   REORGANIZATION

On January 3, 2006, Pliant and ten subsidiaries filed voluntary petitions in the Bankruptcy Court seeking relief under the Bankruptcy Code. Three of the Company’s subsidiaries with Canadian operations commenced ancillary proceedings in a Canadian court to recognize the Chapter 11 bankruptcy proceedings as “foreign proceedings.”  The Company’s operations in Mexico, Germany, and Australia were not included in the Chapter 11 filing. For additional information regarding our reorganization, see Item 1 Business — Chapter 11 Bankruptcy Proceedings and Reorganization and Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation in the Company’s Annual Report on Form 10-K for year ending December 31, 2006.

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

•         extinguished our Series B Preferred Stock, no par value (“Series B Preferred Stock”);

•         issued (i) an aggregate principal amount of $34,967,000 of the 2006 Notes, (ii) 335,592 shares of Series AA Redeemable Preferred Stock, par value $.01 per share (“Series AA Preferred Stock”), and (iii) 100,003 shares of new common stock, par value $.01 per share (“Common Stock”) in exchange for (A) all of our 2000/2002 Notes, (B) all of our Series A Cumulative Exchangeable Redeemable Preferred Stock, no par value (the “Series A Preferred Stock”), (C) our existing common stock, par value $.01 per share  (“Old Common Stock”) and (D) warrants to purchase our Old Common Stock;

•         made cash payments to the applicable trustee of (A) $3,200,000 for further distribution to the holders of the 2000/2002 Notes and (B) $18,529,375.55 ($4 million of which was a consent fee and the balance of which was the missed March 1, 2006 interest payment and the interest owed on that interest payment) for further distribution to the holders of our 2003 Notes and reinstated the 2003 Notes;

•         reinstated our 2004 Notes and our Amended 2004 Notes and increased the interest rate on the 2004 Notes and the Amended 2004 Notes by ..225%;

•         entered into our Revolving Credit Facilities; and

•         entered into a Stockholders’ Agreement dated July 18, 2006 (the “Stockholders’ Agreement”) with respect to the Common Stock and a Registration Rights Agreement dated July 18, 2006 (the “Registration Rights Agreement”) with respect to the Series AA Preferred Stock.

As a result, the prior credit facilities, the indenture dated May 31, 2000 governing the 2000 Notes (the “2000 Indenture”) and the indenture dated April 10, 2002 governing the 2002 Notes (the “2002 Indenture”) were terminated, except, with respect to the indentures, to the extent necessary to permit the trustee under such indentures to make distributions to the holders of the 2000/2002 Notes under the Plan. In addition, on July 18, 2006, the Company’s Deferred Cash Incentive Plan (the “Cash Plan”) and Stock Plan became effective.

As referenced above, the Company completed a debt for equity exchange whereby 100% of its outstanding $320 million of 2000/2002 Notes and $24.3 million in accrued interest were exchanged for 265,123 shares or 79% of its new Series AA Preferred Stock, approximately 30,000 shares or 30% of its Common Stock, $3.2 million in cash consideration and approximately $35 million in 2006 Notes. Pursuant to SFAS 15,  Accounting by Debtors and Creditors for Troubled Debt Restructuring, these $35 million of 2006 Notes were recorded at aggregate principal plus interest to maturity of $20.1 million or a total of $55.1 million. In addition, 100% of the $ 298.0 million of shares subject to mandatory redemption, including the Company’s Series A Preferred Stock were also exchanged for shares of its new Series AA Preferred Stock and shares of its Common Stock. The fair market value of equity received in connection with these exchanges was approximately $182.3 million. This resulted in a gain on extinguishment of debt of $398.5 million on a combined exchange of $642.3 million of debt and accrued interest, after accounting for charges associated with outstanding stockholders’ notes.

On July 18, 2006, the Company entered into the Stockholders Agreement that is binding on all parties receiving shares of Common Stock, pursuant to the terms of the Plan. The Stockholders’ Agreement provides for certain restrictions on transfer of the Common Stock and requires that all transferees of Common Stock become a party to the Stockholders’ Agreement. The Stockholders’ Agreement also grants to certain holders of Common Stock the right to purchase their pro rata share of any new equity securities issued by the Company, subject to exceptions for acquisitions, management equity and certain other transactions. The Stockholders’ Agreement contains “drag-along rights” that require all holders of Common Stock to participate in and vote in favor of certain sales of the Company approved by the Board of Directors and certain holders of Common Stock. It further provides that the 5 (out of a total of 7) members of the Board of Directors to be elected by the holders of Common Stock will consist of the Chief Executive Officer of the Company and 4 members designated by the holders of a majority of the Common Stock held by persons defined as “permitted holders” under the indentures for the 2003 Notes, 2004 Notes and Amended 2004 Notes. Finally, the Stockholders’ Agreement provides that certain holders of Common Stock will have demand registration rights after July 18, 2009 and additional demand and piggyback registration rights following an initial public offering of the Common Stock.

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

The Company incurred professional fees and other expenses directly associated with the bankruptcy proceedings. In addition, the Company made certain adjustments to the carrying values of certain pre-petition assets and liabilities. Such costs and adjustments are classified as reorganization costs in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30 and consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Debt subject to compromise:
Write-off of unamortized original issuance, discount, net	$—	$—	$—	$5,856
Write-off of unamortized capitalized financing fees	—	—	—	15,777
	—	—	—	21,633
Manditorily Redeemable Preferred Stock
Write-off of unamortized original issuance discount	—	—	—	24,597
Write-off of capitalized financing fees on DIP Credit Facility	—	1,475	—	1,475
Bondholders’ consent fee	—	4,000	—	4,000
Emergence Bonus Plan	—	1,567	—	1,567
Professional fees and claim settlements	320	11,385	1,017	28,976
Reorganization Costs	$320	$18,427	$1,017	$82,248

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

We have worked diligently in an effort to analyze each of the claims filed in our Chapter 11 cases, and have already made significant progress in reconciling such claims with our books and records. Moreover, we have been steadily making distributions to the holders of many such claims, as well as to creditors appearing in our schedules, and have filed objections to certain claims as necessary. To date, we have filed nine omnibus objections to claims, resulting in a reduction to the claims register of more than 111 claims totaling more than $89.0 million, which were primarily claims made by equity holders who received distributions of new securities according to the Company’s Plan. In addition, we have paid more than $47 million to satisfy contract cure amounts, vendor trade agreements, and other unsecured claims. We estimate that there are approximately $2.0 million in non-litigation claims remaining for processing. See Note 14 “Reorganization” to the Financial Statements for more detailed information on our emergence from bankruptcy.

We recorded sales of $282.5 million in the third quarter of 2007 compared to sales of $293.4 million in the third quarter of 2006. Third quarter 2007 sales measured in pounds were 215.7 million, which represents a 2.7% decrease from the third quarter of 2006. Average sales price for the three months ended September 30, 2007 was $1.310 per pound as compared to $1.323 per pound for the three months ended September 30, 2006.

Total segment profit was $24.7 million for the third quarter of 2007, compared to $26.0 million for the third quarter of 2006. Segment profit reflects income from continuing operations adjusted for interest expense, income taxes, depreciation, amortization, reorganization costs, and restructuring charges. The decrease in segment profit  of $1.3 million reflects the unfavorable impacts of $2.9 million related to lower sales volume and $1.4 million in compression between our average selling price and raw material costs, offset by $2.4 million lower selling general and administrative costs and $2.5 million in lower manufacturing costs. In addition, in the third quarter of 2006, the Company recorded a $1.9 million gain on the sale of our remaining real estate in Merced, California.

Raw Material Costs

The primary raw materials used in the manufacture of most of our products are polypropylene resin, polyethylene resin and PVC resin. The long-term prices of these materials are primarily a function of the price of crude oil and natural gas. We have not historically hedged our exposure to raw material increases, but have moved more customers to programs which would allow us to pass through cost increases in raw materials. Raw material costs as a percentage of sales was approximately 58% in the third quarters of 2007 and 2006.

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

Results of Operations

The following table sets forth net sales, operating expenses, and operating income, and such amounts as a percentage of net sales, for the three and nine months ended September 30, 2007 and 2006 (dollars in millions).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
		% of		% of		% of		% of
	$	Sales	$	Sales	$	Sales	$	Sales

Net Sales	$282.5	100.0%	$293.4	100.0%	$820.0	100.0%	$880.1	100.0%
Cost of sales	250.8	88.7%	259.4	88.4%	718.2	87.6%	774.8	88.0%
Gross profit	31.7	11.3%	34.0	11.6%	101.8	12.4%	105.3	12.0%
Selling, general and administrative	15.4	5.5%	17.9	6.1%	51.5	6.3%	53.8	6.1%
Research and development costs	2.4	0.9%	2.2	0.7%	8.6	1.1%	6.8	0.8%
Restructuring and other costs	5.4	1.9%	(0.7)	-0.2%	7.2	0.9%	(0.7)	—%
Reorganization costs	0.3	0.1%	18.4	6.3%	1.1	0.1%	82.2	9.3%
Other operating costs	—	—%	—	—%	1.1	0.1%	—	—%
Total operating expenses	23.5	8.4%	37.8	12.9%	69.5	8.5%	142.1	16.2%
Operating income (loss)	$8.2	2.9%	$(3.8)	-1.3%	$32.3	3.9%	$(36.8)	-4.2%

Three Months Ended September 30, 2007 Compared with the Three Months Ended September 30, 2006

Net Sales

Net sales decreased by $10.9 million, or 3.7%, to $282.5 million for the third quarter of 2007 from $293.4 million for the three months ended September 30, 2006. The decrease resulted primarily from a 2.7% decrease in our sales volume and a 1.0% decrease in our average selling prices reflecting lower raw material prices. See “Operating Segment Review” below for a detailed discussion of sales volumes and selling prices by segment and division.

Gross Profit

Gross profit decreased by $2.3 million, or 6.8%, to $31.7 million for the third quarter of 2007 due to lower sales volume and compression between our average selling price and raw material costs, offset by favorable manufacturing costs. See “Operating Segment Review” below for a detailed discussion of the margin variances by segment.

Selling, General and Administrative

Selling, general and administrative expenses were $15.4 million for the third quarter of 2007, compared to $17.9 million for the third quarter of 2006. This decrease of $2.5 million is primarily attributable to lower employee payroll related costs and to less consulting and outside labor costs.

Research and Development Costs

Research and development costs were $2.4 million for the third quarter of 2007, compared to $2.2 million in the third quarter of 2006. This increase of $0.2 million is primarily attributable to the Company’s innovation programs underway to deliver solutions to existing markets and allow us to access new markets.

Restructuring and Other Costs

Restructuring and other costs of $5.4 million for the third quarter of 2007 relate primarily to the restructuring of our Canadian operations and includes $5.3 million of severance, leases, and other restructuring charges associated with the closure of our Langley, British Columbia facility and the relocation of production equipment and consolidation of product lines into other Printed Products operating segment plants. The 2006 restructuring and other cost net credit of $0.7 million relate to reversal of $0.7 million of the $1.0 million environmental reserves related to our Merced, California facilities as the buyer of this property indemnified the Company from future claims in excess of $0.3 million.

Reorganization Costs

Reorganization costs were $0.3 million for the third quarter of 2007, compared to $18.4 million for the third quarter of 2006. Reorganization costs in the third quarter of 2007 included $0.3 million of professional fees and court costs. Reorganization costs in the third quarter of 2006 included $11.4 million of legal and financial advisory fees incurred in connection with the Company’s bankruptcy proceedings, $4.0 million in fees paid to bondholders in consideration for their non-objection to the Company’s Fourth Amended Plan and resolution of disputes pertaining thereto, $1.5 million write-off of capitalized financing fees on the DIP Credit Facility and $1.5 million in Emergence Bonus Plan payments.

Operating Income (Loss)

During the third quarter of 2007, the Company recorded operating income of $8.2 million, compared to an operating loss of $3.8 million for the third quarter of 2006.

Interest Expense

Interest expense on current and long-term debt increased by $1.7 million to $21.7 million for the third quarter of 2007, from $20.0 million for the third quarter of 2006. This increase is primarily attributable to $1.1 million of interest on our newly issued 2007 Notes, increased payment-in-kind interest on our 2004 Amended Notes and interest on capital leases, offset in part by a decrease in interest on our revolving credit facilities.

Interest expense associated with dividends and accretion of the original issue discount on the Company’s previously outstanding Series A Preferred Stock pursuant to SFAS 150, was discontinued, effective January 3, 2006.

Income Tax Expense

Income tax expense for the third quarter of 2007 was $0.4 million on pretax income of $19.1 million, compared to income tax benefits of $0.8 million on pretax income of $376.6 million for the same period in 2006. Income tax benefits related to net operating losses in the United States were offset by a valuation allowance as the realization of these tax benefits is not certain. The income tax expense in the statements of operations primarily reflects foreign income taxes.

Nine Months Ended September 30, 2007 Compared with the Nine Months Ended September 30, 2006

Net Sales

Net sales decreased by $60.1 million, or 6.9%, to $820.0 million for the nine months ended September 30, 2007 from $880.1 million for the nine months ended September 30, 2006. The change was primarily due to a 4.4% decrease in our average selling price resulting primarily from lower raw material prices and a 2.5% decrease in sales volume.  See “Operating Segment Review” below for a detailed discussion of sales volumes and selling prices by segment and division.

Gross Profit

Gross profit decreased by $3.5 million to $101.8 million for nine months ended September 30, 2007, from $105.3 million for the nine months ended September 30, 2006. This decrease is due to the impact of lower sales volume and $3.1 million of incremental depreciation, partially offset by favorable sales mix and $1.0 million in lower freight costs.  See “Operating Segment Review” below for a detailed discussion of the margin variances by segment.

Selling, General and Administrative Costs

Selling, general and administrative costs were $51.5 million for the nine months ended September 30, 2007, compared to $53.8 million for the first nine months of 2006. This $2.3 million reduction was primarily attributable to $2 million lower payroll related costs and $0.4 million less consulting and outside labor costs.

Research and Development Costs

Research and development costs were $8.6 million for the nine months ended September 30, 2007, compared to $6.8 million for the nine months ended September 30, 2006. This increase of $1.8 million is primarily attributable to the Company’s government contracts and innovation programs underway to deliver solutions to existing markets and allow us to access new markets.

Restructuring and Other Costs

Restructuring and other costs were $7.2 million for the nine months ended September 30, 2007, compared to a net credit of $0.7 million for the nine months ended September 30, 2006. The 2007 restructuring and other costs relate primarily to the reorganization of our Canadian operations and includes $5.4 million of severance, leases, and other restructuring charges associated with the closure of our Langley, British Columbia facility and the relocation of production equipment and consolidation of product lines into other Printed Products operating segment plants. In addition, we incurred $1.4 million associated with restructuring our Canadian management and sales teams and $0.3 million associated with closure of our Barrie, Ontario facility. The 2006 restructuring and other cost net credit of $0.7 million relate to reversal of $0.7 million of the $1.0 million environmental reserves related to our Merced, California facilities as the buyer of this property indemnified the Company from future claims in excess of $0.3 million.

Reorganization Costs

Reorganization costs were $1.1 million for the nine months ended September 30, 2007, compared to $82.2 million for the nine months ended September 30, 2006. Reorganization costs in 2007 include legal and other professional fees. Reorganization costs in 2006 included the write-off of $15.8 million of unamortized capitalized financing fees associated with the issuance of our 2000/2002 Notes and our Amended and Restated Credit Agreement, $5.9 million in unamortized original issue discount, net of premiums, associated with the issuance of our 2000/2002 Notes and $24.6 million associated with the issuance of our Series A Preferred Stock, and $29.0 million of legal and financial advisory fees incurred in connection with the Company’s bankruptcy proceedings and $4.0 million in fees paid to bondholders in consideration for their non-objection to the Company’s Fourth Amended Plan and resolution of disputes pertaining thereto, $1.5 million write-off of capitalized financing fees on the DIP Credit Facility and $1.5 million in Emergence  Bonus Plan payments.

Other Operating Costs

Other operating costs for 2007 included $1.1 million of costs associated with the issuance of the Company’s Series M Preferred Stock pursuant to the Company’s Plan of Reorganization.

Operating Income (Loss)

During the nine months ended September 30, 2007, the Company recorded operating income of $32.3 million, compared to an operating loss of $36.8 million for the nine months ended September 30, 2006.

Interest Expense

Interest expense on current and long-term debt was $63.8 million for the nine months ended September 30, 2007, compared to $60.3 million for the nine months ended September 30, 2006. This increase of $3.5 million between periods is primarily due to $1.3 million of interest on our newly issued 2007 Notes, increased payment-in-kind interest on our 2004 Amended Notes and increased interest on capital leases, partially offset by lower interest on our revolving credit facilities and amortization of capitalized financing fees.

Interest expense associated with dividends and accretion of original issue discounts on the Company’s Series A Preferred Stock was discontinued effective January 3, 2006.

Other Income (Expense)

Other income was $0.4 million for the nine months ended September 30, 2007, compared to other income of  $2.1 million for the nine months ended September 30, 2006. The other income for the nine months ended September 30, 2007 included interest income, transaction gains and other nominal amounts. The other income for the nine months ended September 30, 2006 included a gain of $1.9 million on the sale of remaining real estate in our Merced, California facility.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2007 was $0.8 million on pretax income from operations of $1.4 million as compared to $0.4 million on pretax income from operations of $303.1 million for the same period in 2006. Income tax benefits related to net operating losses in the United States were offset by a valuation allowance as the realization of these tax benefits is not certain. Therefore, the income tax expense in the statements of operations primarily reflects foreign income taxes.

Operating Segment Review

General

We evaluate the performance of our operating segments based on net sales (excluding inter-company sales) and segment profit. The segment profit reflects income from continuing operations adjusted for interest expense, income taxes, depreciation, amortization, reorganization, restructuring and other costs and other non-cash charges (principally the impairment of goodwill, intangible assets and fixed assets). For more information on our operating segments, including a reconciliation of segment profit to income before taxes, see Note 8 “Operating Segments” to the condensed consolidated financial statements included in this report.

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

Summary of segment information (in millions of dollars):

	Engineered Films	Industrial Films	Specialty Films	Printed Products	Corporate/ Other	Total
Three months ended September 30, 2007
Total net sales	$89.9	$82.6	$55.5	$50.7	$3.8	$282.5
Segment profit	10.7	9.2	7.3	4.2	(6.7)	24.7
Three months ended September 30, 2006
Total net sales	$95.2	$83.8	$55.7	$56.3	$2.4	$293.4
Segment profit	11.4	9.6	6.7	5.6	(7.3)	26.0
Nine months ended September 30, 2007
Total net sales	$263.0	$234.0	$152.8	$158.2	$12.0	$820.0
Segment profit	37.4	26.3	19.4	11.7	(18.9)	75.9
Nine months ended September 30, 2006
Total net sales	$295.4	$242.6	$159.9	$176.0	$6.2	$880.1
Segment profit	38.3	23.8	19.9	16.0	(21.1)	76.9

Three months ended September 30, 2007 compared with the three months ended September 30, 2006

Engineered Films

Net sales.   Net sales in Engineered Films decreased by $5.3 million, or 5.6%, to $89.9 million for the quarter ended September 30, 2007 from $95.2 million for the third quarter of 2006. This change was due to a decrease in average selling prices of 2.5%, principally from raw material price decreases and a 3.1% reduction in sales volume, mostly in our converter film markets.

Segment profit.   The Engineered Films segment profit was $10.7 million for the quarter ended September 30, 2007, as compared to $11.4 million for the same period in 2006. This $0.7 million decrease in segment profit was primarily due to a $0.6 million impact of lower sales volume and $2.3 million unfavorable mix of customer sales, offset in part by $0.5 million reduction in waste and $1.7 million favorable manufacturing costs.

Industrial Films

Net sales.   The net sales of our Industrial Films segment decreased by $1.2 million, or 1.4%, to $82.6 million for the quarter ended September 30, 2007 from $83.8 million for the quarter ended September 30, 2006. This decrease is primarily due to a decrease in sales volume of 2.5%, primarily in the stretch films markets, offset by a 1.1% increase in average selling prices.

Segment profit.   The Industrial Films segment profit was $9.2 million for the quarter ended September 30, 2007, as compared to $9.6 million for the same period in 2006 which included a $1.9 million gain on sale of remaining real estate at our Merced, California facility. Excluding this prior year gain, segment profit increased $1.5 million primarily due to improved product mix, operational efficiencies and manufacturing waste and lower selling general and administrative costs offset by unfavorable volume impact in our stretch films markets.

Specialty Films

Net sales.   Net sales in our Specialty Films segment decreased $0.2 million, or 0.4%, to $55.5 million for the quarter ended September 30, 2007 from $55.7 million for the quarter ended September 30, 2006. This decrease was due to a decrease in sales volume of 1.7%, primarily in our medical and industrial products markets, partially offset by an increase in average selling prices of 1.3%.

Segment profit.   The Specialty Films segment profit was $7.3 million for the quarter ended September 30, 2007, as compared to $6.7 million for the quarter ended September 30, 2006. This increase was primarily due to favorable price/mix, offset by lower volume and higher waste and production related costs.

Printed Products

Net sales.   Net sales of our Printed Products segment decreased $5.6 million or 9.9% to $50.7 million for the quarter ended September 30, 2007 from $56.3 million for the quarter ended September 30, 2006. This decrease was due primarily to a reduction in average selling prices of 6.1% reflecting lower raw material costs, unfavorable sales mix impact and decreased sales volume of 4.1%. Additionally, production capacity was temporarily constrained during the transition of Langley production assets to other facilities.

Segment profit.   The Printed Products segment profit was $4.2 million for the quarter ended September 30, 2007, as compared to $5.6 million for the quarter ended September 30, 2006. This $1.4 million decline is primarily due to lower gross margins from compression between our average selling prices and average raw material costs to contractual customers as well as unfavorable sales mix.

Corporate/Other

Corporate/Other includes our corporate headquarters and our research and development facility in Newport News, Virginia. Unallocated corporate expenses decreased by $0.6 million to $6.7 million for the quarter ended September 30, 2007, from $7.3 million for the quarter ended September 30, 2006. This decrease was primarily due to a reduction in employee payroll and payroll related bonus and pension costs.

Nine months ended September 30, 2007 compared with the nine months ended September 30, 2006

Engineered Films

Net sales.   Net sales in Engineered Films decreased by $32.4 million, or 11.0%, to $263.0 million for the nine months ended September 30, 2007 from $295.4 million for the nine months ended September 30, 2006. This change was due to a decrease in average selling prices of 6.8%, principally from raw material price decreases and a 4.4% reduction in sales volume.

Segment profit.   The Engineered Films segment profit was $37.4 million for the nine months ended September 30, 2007, as compared to $38.3 million for the same period in 2006. This $0.9 million decrease in segment profit was primarily due to a $4.3 million unfavorable impact of lower sales volume and an unfavorable price/mix of $2.4 million offset in part by a $1.9 million reduction in waste and $4.0 million in favorable manufacturing costs and selling, general and administrative costs.

Industrial Films

Net sales.   The net sales of our Industrial Films segment decreased by $8.6 million, or 3.5%, to $234.0 million for the nine months ended September 30, 2007 from $242.6 million for the nine months ended September 30, 2006. This decrease is primarily due to a 3.5% decrease in average selling prices as sales volume remained relatively constant between years.

Segment profit.   The Industrial Films segment profit was $26.3 million for the nine months ended September 30, 2007, as compared to $23.8 million for the same period in 2006, which included a $1.9 million gain on the sale of remaining real estate at our Merced, California facility. Excluding this prior year gain, segment profit increased $4.4 million due to improved product sales mix and favorable manufacturing and selling general and administrative costs offset by unfavorable price/mix in our German PVC markets.

Specialty Films

Net sales.   Net sales in our Specialty Films segment decreased $7.1 million, or 4.4%, to $152.8 million for the nine months ended September 30, 2007 from $159.9 million for the nine months ended September 30, 2006. This decrease was due to lower sales volume of 3.1% in our low gel and medical markets because of Asian competition and a decrease in our average selling prices of 1.4% because of lower raw material costs.

Segment profit.   The Specialty Films segment profit was $19.4 million for the nine months ended September 30, 2007, compared to $19.9 million for the same period in 2006. This $0.5 million decline includes a favorable sales mix offset by $1.9 million unfavorable volume impact and $1.9 million in manufacturing and selling, general and administrative costs increases.

Printed Products

Net sales.   Net sales of our Printed Products segment decreased $17.8 million or 10.1% to $158.2 million for the nine months ended September 30, 2007 from $176.0 million for the nine months ended September 30, 2006. This decrease was due primarily to a reduction in average selling prices of 6.9 % caused by lower raw material costs, in addition to a change in market mix and a decrease in volume of 3.4%. Additionally, production capacity was temporarily constrained during the transition of Langley production assets to other facilities.

Segment profit.   The Printed Products segment profit was $11.7 million for the nine months ended September 30, 2007, as compared to $16.0 million for the same period in 2006. This $4.3 million decrease includes $3.0 million due to lower volume and $1.3 million due to unfavorable price/mix and manufacturing costs.

Corporate/Other

Corporate/Other includes our corporate headquarters and our research and development facility in Newport News, Virginia. Unallocated corporate expenses decreased by $2.2 million to $18.9 million for the nine months ended September 30, 2007, from $21.1 million for the nine months ended September 30, 2006. This decrease was primarily due to a reduction in employee bonus and pension related costs, as increased billings on government contracts offset higher research and development costs of $1.8 million.

Liquidity and Capital Resources

Sources of capital

Our principal sources of funds have been cash generated by our operations and borrowings under our revolving credit facilities. In addition, we have raised funds through the issuance of the 2000/2002 Notes, the 2003 Notes, the 2004 Notes and the sale of shares of our Series A Preferred Stock.

As of September 30, 2007 our outstanding long-term debt consisted of $134.6 million in borrowings under our Revolving Credit Facilities, $329.7 million under our Amended 2004 Notes, $7.8 million under our 2004 Notes, $250.0 million under our 2003 Notes, $24.0 million under our 2007 Notes and $13.2 million in capital leases.

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

The Revolving Credit Facilities also require the Company to comply with a fixed charge coverage ratio of 1.00 to 1.00 for the first year of the facility and of 1.10 to 1.00 thereafter; provided, that such coverage ratio shall only apply during periods in which the amount of availability is and remains less than $20 million for a specified number of days. Once the amount of availability increases and remains above $20 million for a specified number of days, such coverage ratio becomes inapplicable. In addition, the amount of availability under the Revolving Credit Facilities must not be less than $10 million at any time. The loans will automatically become immediately due and payable without notice upon the occurrence of an event of default involving insolvency or bankruptcy of the Company or any of its subsidiaries. In addition, upon the occurrence and during the continuation of any other event of default under the Revolving Credit Facilities, by notice given to the Company, the administrative agent may, and if directed by the Required Lenders must, terminate the commitments and/or declare all outstanding loans to be immediately due and payable. The Revolving Credit Facilities define “Required Lenders” as those lenders having credit exposure and unused commitments under the Revolving Credit Facilities representing more than 50% of the sum of the total credit exposure and unused commitments at such time.

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

On June 14, 2007, the Company and/or certain of its subsidiaries entered into Amendment No. 2 to the Working Capital Credit Agreement to allow for the incurrence of indebtedness under the 2007 Note Indenture, discussed in detail below, including payment of regularly scheduled interest with respect to such indebtedness, in replacement of indebtedness under the 2006 Note Indenture.

As of September 30, 2007, we had borrowings of $134.6 million and $5.9 million in outstanding letters of credit under the Revolving Credit Facilities with $51.5 million of availability subject to our borrowing base limitations.

2007 Notes

On June 14, 2007, the Company entered into the 2007 Note Indenture among the Company and Pliant Corporation International, Pliant Film Products of Mexico, Inc., Pliant Packaging of Canada, LLC, Pliant Solutions Corporation, Uniplast Holdings, Inc., Uniplast U.S., Inc. and Uniplast Industries Co., as guarantors (collectively, the “2007 Note Guarantors), and the 2007 Note Trustee with respect to the issuance on such date of the Company’s 2007 Notes in an aggregate principal amount of $24 million. The 2007 Note Indenture provides that interest will accrue on the 2007 Notes from the date of issuance at the rate of 18% per annum until maturity on July 15, 2012 and will be payable semi-annually on each January 15 and July 15, commencing July 15, 2007, to holders of record of the 2007 Notes on the immediately preceding January 1 or July 1. Pursuant to the 2007 Note Indenture, the Company may redeem the 2007 Notes in whole or in part at the applicable redemption price, which in each of the first four years is equal to a de-escalating premium over par, plus accrued and unpaid interest to the redemption date, as set forth in the 2007 Notes. The 2007 Note Indenture provides the holders of the 2007 Notes with the right to require the

Company to repurchase the 2007 Notes at a repurchase price equal to the then applicable redemption price plus accrued and unpaid interest upon a change of control of the Company (as defined in the 2007 Note Indenture). The 2007 Note Indenture does not provide for a sinking fund with respect to the 2007 Notes. The 2007 Notes Indenture contains customary provisions that may result in an event of default, after notice and expiration of a cure period in certain circumstances, and acceleration of the indebtedness thereunder, including failure to timely pay principal and interest on the 2007 Notes or comply with the covenants set forth in the 2007 Note Indenture.

The 2007 Note Indenture contains various covenants including, among other things, covenants limiting the incurrence of indebtedness and restricting certain payments, limiting restrictions on the ability of subsidiaries to make distributions to the Company, limiting sales of assets and subsidiary stock and the entry into affiliate transactions, as well as provisions governing merger and change of control transactions. The Company may be required under certain circumstances to offer to repurchase 2007 Notes with the proceeds of certain asset sales. Upon a change of control transaction, holders of 2007 Notes may require the Company (subject to certain exceptions) to repurchase 2007 Notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest. The 2007 Notes will automatically become due and payable without notice upon the occurrence of an event of default involving insolvency or bankruptcy of the Company or certain of its subsidiaries. In addition, upon the occurrence and during the continuation of any other event of default under the 2007 Note Indenture, by notice given to the Company, the 2007 Note Trustee or holders of at least 25% in principal amount of the 2007 Notes may declare the principal of and accrued and unpaid interest on all the 2007 Notes to be immediately due and payable.

2006 Notes

In connection with the Plan of Reorganization, on July 18, 2006, the Company entered into the 2006 Notes Indenture with respect to the issuance on such date of the 2006 Notes in an aggregate principal amount of $34.97 million.

Pursuant to SFAS 15, Accounting for Debtors and Creditors for Trouble Debt Restructuring, on July 18, 2006 the 2006 Notes were recorded at aggregate principal plus interest to maturity of $20.1 million or a total of $55.1 million. On July 16, 2007 the entire $39.6 million aggregate principal amount of 2006 Notes then outstanding were redeemed in accordance with the 2006 Note Indenture, for an aggregate redemption price of $20 million plus accrued interest thereon from July 18, 2006 in the amount of $2.6 million and the difference between this of $22.6 million and $55.1 million, or $32.5 million, was recognized as a gain on extinguishment of debt.

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

2003 Notes

The 2003 Notes accrued interest from the date of issuance through maturity at the rate of 11 1/8%. The 2003 Notes mature on September 1, 2009 and interest is payable in cash semiannually on each March 1 and September 1. The 2003 Notes rank equally with our existing and future senior debt and rank senior to our existing and future subordinated indebtedness, including the 2006 Notes and 2007 Notes. The 2003 Notes are secured by a second priority security interest in both the First Priority Note Collateral and the Second Priority Note Collateral. The 2003 Notes are guaranteed by some of our subsidiaries.

On or after June 1, 2007, we may redeem some or all of the 2003 Notes at the following redemption prices (expressed as a percentage of principal amount), plus accrued and unpaid interest: 105.563% if redeemed prior to June 1, 2008; 102.781% if redeemed prior to June 1, 2009; and 100% if redeemed on or after June 1, 2009.

Preferred stock

We have 335,592 shares of $1,000 per share stated value of Series AA Preferred Stock outstanding as of September 30, 2007, which accrues dividends at the rate of 13% per annum. The Series AA Preferred Stock is convertible into our Common Stock. If the Series AA Preferred Stock has not been redeemed or repurchased by July 18, 2011, the holders of at least 40% of the outstanding shares of Series AA Preferred Stock shall have the right to cause all of the outstanding class of Series AA Preferred Stock to be converted into a number of shares of Common Stock equal to 99.9% of the number of fully diluted shares of Common Stock after giving effect to such conversion (excluding shares, if any, of Common Stock issued to stockholders of the other party to a merger qualifying for the “Merger Exception” as defined in our Amended and Restated Certificate of Incorporation). On August 1, 2007, the Company’s Series AA Preferred Stock began to be quoted on the OTCBB.

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

Net Cash Provided by/Used in Operating Activities

Net cash provided by operating activities was $19.2 million for the nine months ended September 30, 2007, compared to $38.6 million for the same period in 2006. This $19.4 million decrease between years reflects $23.4 million incremental earnings from operations before non-cash charges, offset by lower working capital reductions and other improvements of $42.8 million.  Net working capital requirements for the nine months ended September 30, 2007 increased $12.2 million and reflect improvements of $16.3 million in accounts payable, $1.9 million in other liabilities, and $0.6 million in prepaid and other expenses which were offset by reductions in accrued liabilities of $19.9 million and increases in inventories of $10.2 million, other assets of $0.6 million and receivables of $0.3 million. During the first nine months of 2006, net working capital requirements decreased $30.6 million. Working capital improved $40.0 million due to accounts payable and accrued liabilities attributable to reinstatement of credit terms, $6.5 million reduction in other assets due to write-offs of capitalized financing costs, and income taxes payable of $1.1 million. Partially offsetting these improvements were increases in accounts receivables, inventories, and prepaid and other expenses of $10.2 million, $4.4 million and $0.7 million, respectively and a decrease in other liabilities of $1.7 million.

Net Cash Used in Investing Activities

Net cash used in investing activities increased $9.3 million to $36.0 million for the nine months ended September 30, 2007, from $26.7 million for the nine months ended September 30, 2006 due to increased capital expenditures of $6.8 million and as 2006 included $2.6 million in proceeds from the sale of our remaining real estate in Merced, California.

Net Cash Provided by/Used in Financing Activities

Net cash provided by financing activities were $20.3 million for the nine months ended September 30, 2007, compared to net cash used in financing activities of $17.0 million for the nine months ended September 30, 2006.  Activity for the nine months ended September 30, 2007, includes $24.0 million of proceeds from the issuance of  the Company’s 2007 Notes, $21.0 million of borrowings under our Revolving Credit Facilities, $0.2 million in proceeds from sale of the Company’s Series M Preferred Stock, offset by $22.6 million in repurchases of the Company’s outstanding 2006 Notes, $1.7 million of payments of financing fees and $0.6 million in payments of capital leases. Activity for the first nine months of 2006 included repayments of the $138.8 million of borrowings and other costs associated with the Amended and Restated Credit Agreement upon emergence from bankruptcy, $10.5 million in financing related fees incurred in connection with emergence and implementation of the Revolving Credit Facilities and payment of arrangement fees and other costs associated with our prior credit facilities, net borrowings under the Revolving Credit Facilities of $133.6 million and repayments of $1.3 million for capital leases.

Liquidity

As of September 30, 2007, we had borrowings of $134.6 million and $5.9 million in outstanding letters of credit under the Revolving Credit Facilities with $51.5 million of availability subject to our borrowing base limitations.

As of September 30, 2007, we had $7.1 million in cash and cash equivalents, of which $2.2 million is a compensating balance associated with our Canadian operations borrowings under our Revolving Credit Facilities. In addition, a portion of our cash and cash equivalents are held by our other foreign subsidiaries.

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

Our Revolving Credit Facilities are at a variable rate of interest. An increase of 1% in interest rates would result in an additional $1.1 million of annual interest expense based on our Revolving Credit Facilities balance of $134.6 million as of September 30, 2007.

Our raw material costs are comprised primarily of resins. Our resin costs comprised approximately 66% of our total manufacturing costs. Market risk arises from changes in resin costs. Although the average selling prices of our products generally increase or decrease as the cost of resins increases or decreases, the impact of a change in resin prices is more immediately reflected in our raw material costs than in our selling prices. In prior years, we entered into commodity collar agreements to manage resin market risks. At September 30, 2007, we did not have any commodity collar agreements outstanding. Prices for resin dropped dramatically during the fourth quarter of 2006 and have increased throughout 2007 and are currently expected to increase in the fourth quarter of 2007.

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

PART II.   OTHER INFORMATION

ITEM 1.                    LEGAL PROCEEDINGS

 As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Company filed a patent infringement complaint against MSC Marketing & Technology, Inc., d/b/a Sigma Stretch Films and Atlantis Plastics, Inc on May 19, 2004, Case No. 04-C-3509 (N.D. Ill.). The Company sells a patented plastic film that is used to wrap pallet loads. The patent infringement lawsuit was filed to protect the Company’s exclusive right to this film’s patented features, which provide the Company’s product with advantages in this industry. The Company has entered into a settlement of the lawsuit with each of MSC Marketing & Technology, Inc. and with Atlantis Plastics, Inc., in which each will receive a license to the patent from the Company.

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

None.

ITEM 3.                    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on August 23, 2007. There were 100,003 shares of common stock and 335,592 shares of Series AA Preferred stock issued and outstanding on the record date and entitled to vote at the annual meeting.  The following matters were voted upon:

1.    The individuals named below were elected as Common Stock Directors, by the 53,938 shares of common stock present in person or by proxy at the meeting. Shares voted were as follows:

NAME	FOR	WITHHELD
Harold C. Bevis	53,829	109
John D. Bowlin	53,923	15
Edward A. Lapekas	53,923	15
Stephen V. McKenna	53,923	15
Timothy J. Walsh	53,923	15

2.    The individuals named below were elected as Series AA Preferred Directors, by the 258,101 present in person or by proxy at the meeting. Shares voted were as follows:

NAME	FOR	WITHHELD
Eugene I. Davis	188,185	69,916
David G. Elkins	257,652	449

3.    The appointment of Ernst & Young LLP, as our independent auditors for the year ending December 31, 2007, was ratified by the shares of common stock present in person or by proxy at the meeting. There were 53,912 votes for, 12 votes against, ratification. There were 14 abstentions.

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
Date: November 13, 2007

INDEX TO EXHIBITS

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