Form 10-K
period 2007-12-31
PLIANT CORP
filed 2008-03-19
CIK 1049442

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 333-40067

PLIANT CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	43-2107725 (IRS Employer Identification No.)
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

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         At March 12, 2008 there were 97,348 outstanding shares of the Registrant's Common Stock. As of March 12, 2008, 47,216, or approximately 48.50%, of the outstanding shares of the Registrant's Common Stock were held by persons other than affiliates of the Registrant. There is no established trading market for the Registrant's Common Stock and, therefore, the aggregate market value of shares held by non-affiliates cannot be determined by reference to recent sales or bid and asked prices.

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

         Certain sections of Part III incorporates information by reference from the definitive Proxy Statement for the 2008 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year covered by this Form 10-K.

Evaluation of Disclosure Controls and Procedures	46
Management's Report on Internal Control Over Financial Reporting	46
Changes in Internal Controls	47
ITEM 9B. OTHER INFORMATION	47
PART III	48
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES OF THE REGISTRANT	48
Directors	48
Significant Employees	52
Section 16(a) Beneficial Ownership Reporting Compliance	52
Code of Ethics for Officers	53
Committees of the Board	53
ITEM 11. EXECUTIVE COMPENSATION	53
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	53
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	53
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	53
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K	54
INDEX TO EXHIBITS	55
SIGNATURES	61
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	68
SCHEDULE II	117
EXHIBIT 12.1
EXHIBIT 21.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

        This report contains certain forward-looking statements that involve risks and uncertainties, including statements about our plans, objectives, goals, strategies and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements. Some of the factors that could negatively affect our performance are discussed in Item 1, "Business—Cautionary Statement for Forward-Looking Information" and elsewhere in this report. Unless indicated otherwise, "Pliant," the "Company," "we" or "us" refers to Pliant Corporation and its subsidiaries.

PART I

ITEM 1.    BUSINESS

General

        Pliant, with 2007 revenues of approximately $1,096.6 million, is one of North America's leading manufacturers of value-added films and flexible packaging for food, personal care, medical, agricultural and industrial applications. We offer some of the most diverse product lines in the film industry and have achieved leading positions in many of these product lines. We currently operate 21 manufacturing and research and development facilities worldwide and we currently have approximately one billion pounds of annual production capacity.

        We were formed in 1992 as a Utah corporation and reincorporated in Delaware on July 18, 2006. We have a proud heritage through predecessor companies that traces back many decades. We have combined strategic acquisitions, internal growth, product innovation and operational improvements to grow our business from net sales of $310.8 million in 1996 to $1,096.6 million in 2007. We have invested to expand our capabilities and value-added product offerings for our customers. Over the past 5 years, we invested over $158 million to expand, upgrade and maintain our asset base and information systems.

Reorganization

        The Company and ten of its subsidiaries filed for protection under Chapter 11 of Title 11 of the Bankruptcy Code (the "Bankruptcy Code") in January 2006. On June 19, 2006, the Company filed with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") its Fourth Amended Joint Plan of Reorganization (the "Plan") which was approved by the Bankruptcy Court on June 23, 2006. On July 18, 2006, the Company consummated its reorganization through a series of transactions contemplated in the Plan and emerged from bankruptcy. On November 28, 2007, the Bankruptcy Court entered a final decree closing the Chapter 11 bankruptcy cases of Uniplast Holdings, Inc., Pliant Corporation International, Pliant Film Products of Mexico, Inc., Pliant Packaging of Canada, LLC, Pliant Investment, Inc., Alliant Company LLC and Uniplast Industries Co., with such closures effective as of November 28, 2007. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more detailed information on our emergence from bankruptcy.

Controlling Shareholders

        As of March 12, 2008, J.P. Morgan Partners (BHCA), L.P. and/or affiliates ("JP Morgan") owned approximately 51.45% of our outstanding common stock, par value $.01 per share (the "Common Stock") and 12.51% of our outstanding Series AA Redeemable Preferred Stock, par value $.01 per share (the "Series AA Preferred Stock").

Industry Overview

        We manufacture and sell a variety of plastic films and flexible packaging products. Our products serve customers in a variety of flexible packaging markets, including the food and beverage, retail, pharmaceutical, medical, personal care, household, industrial and agricultural film markets, as well as secondary packaging and non-packaging end use markets. According to the Flexible Packaging Association ("FPA"), the North American market for flexible packaging was approximately $23.5 billion in 2006 and has grown at a compound annual growth rate, or CAGR, of approximately 3.8% in revenues from 2001-2006. Many of our plastic films are flexible packaging products as defined by the Flexible Packaging Association. However, the flexible packaging market, as defined by the Flexible Packaging Association, does not include certain of the products we sell, such as agricultural films, and includes certain products we do not sell, such as wax papers and aluminum foils. We believe, however, that trends affecting the flexible packaging industry also affect the markets for many of our other products.

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

        Certain industry and market share data reported herein are based on estimates made by the Flexible Packaging Association in a "State of the Industry Report 2007," compiled based on data compiled from surveys submitted by its members, or from data provided by the Flexible Packaging Association in an investment base report titled "Paper and Packaging: Industry Overview and Outlook" issued in July 2007. Pliant serves on the Board of Directors of the Flexible Packaging Association and Pliant is a dues-paying member of the FPA. Unless otherwise indicated, the market share and industry data used throughout this report were obtained primarily from internal company surveys and management estimates based on these surveys and our management's knowledge of the industry. We have not independently verified any of the data from third-party sources. Similarly, internal company surveys and management estimates, while we believe them to be reliable, have not been verified by any independent sources. While we are not aware of any misstatements regarding our industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed in Item 1, "Business—Cautionary Statement for Forward-Looking Information" in this report.

Products, Markets and Customers

        Our products are sold into numerous markets for a wide variety of end uses and are offered through four operating segments: Specialty Films, Printed Products, Industrial Films, and Engineered Films.

        Operating segments are components of our business for which separate financial information is available that is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing performance. In each of our segments, the loss of one or more major customers, or a material reduction in sales to these customers would have a material adverse effect on the results of operations of such segment. For more information on our operating segments and geographic information, see Note 13 to the consolidated financial statements included elsewhere in this report.

  Specialty Films

        Our Specialty Films segment accounted for 18.8%, 18.4%, and 18.2% of our consolidated net sales in 2007, 2006, and 2005, respectively. Our Specialty Films segment produces personal care films, medical films, and agricultural films.

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

        Medical.    We are a specialized niche manufacturer of medical films. Our medical films are used in disposable surgical drapes and gowns. We also produce protective packaging for medical supplies, such as disposable syringes and intravenous fluid bags. In addition, our products include packaging for disposable medical devices. Our medical films are manufactured to meet stringent barrier requirements. A sterile barrier is necessary to provide and assure the integrity of the devices and to prevent contamination and tampering. These films must also be able to withstand varied sterilization processes.

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

  Printed Products

        Our Printed Products segment accounted for 19.3%, 19.9% and 20.0% of our consolidated net sales in 2007, 2006 and 2005, respectively. Our Printed Products segment provides printed rollstock, bags and sheets used to package consumer goods. Printed bags or rollstock are sold to bakeries, fresh and frozen food processors, manufacturers of personal care products, textile manufacturers and other dry goods processors. Bread and bakery bags represent a significant portion of our Printed Products business. Our Printed Products segment produces approximately four billion bread and bakery bags each year, with an estimated share of between 20% to 25% of the North American market.

        Printed Products also includes our Mexican subsidiary, which is a leading producer of printed products for Mexico and other Latin American countries. It also produces personal care and barrier films for these markets. In 2007, approximately 25% of our Printed Products sales were outside the United States, primarily in Mexico and Latin America.

  Industrial Films

        The Industrial Films segment accounted for 28.9%, 27.7%, and 28.6% of our consolidated net sales in 2007, 2006, and 2005, respectively.

        Our Industrial Films segment manufactures stretch and PVC films. In 2007, approximately 27% of our Industrial Films sales were outside the United States, primarily in Canada, Europe and Australia. Our customers in this segment include national distributors, such as Bunzl, and Xpedx; grocery chains, such as A&P, Kroger, Publix and Safeway; and end-users, such as Proctor & Gamble, Costco, and Wal-Mart.

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

        PVC Films.    Our PVC films are used by supermarkets, delicatessens and restaurants to wrap meat, cheese and produce. PVC films are preferred in these applications because of their clarity, elasticity and cling. We also produce PVC films for laundry wrap and other industrial applications. Finally, we produce individually-packaged rolls of PVC film for consumer household use. The film is packaged in cartons ("cutterboxes") with serrated edges or slide-cutters, and sold into bulk retail and food service markets in North America, Latin America and Asia. In 2007, we were the third largest producer of PVC films in North America, with an estimated market share of approximately 25%. In addition, we are a leading producer of PVC films in Australia and the second largest producer in Europe, with estimated market shares of approximately 50% and 16%, respectively.

  Engineered Films

        The Engineered Films segment accounted for 31.6%, 33.3%, and 32.4% of our consolidated net sales in 2007, 2006, and 2005, respectively.

        Engineered films are a key component in a wide variety of flexible packaging products. These films are used in packaging for end-use markets such as coffee, confections, snacks, fresh produce, lidding, and hot-fill liquids. Generally, our engineered films add value by providing the final packaging product with specific performance characteristics, such as moisture, oxygen or odor barriers, ultraviolet protection or desired sealant properties. Because engineered films are sold for their sealant, barrier or other properties, they must meet stringent performance specifications established by the customer, including gauge control, clarity, sealability and width accuracy. We are a leader in introducing new engineered film products to meet flexible packaging industry trends and specific customer needs. We are North America's leading manufacturer of polyethylene-based sealant films with an estimated market share of between 30% and 35%.

        We also manufacture a variety of barrier and custom films, primarily for smaller, but profitable, niche segments in flexible packaging and industrial markets. For example, in 2007 we were North America's third largest producer of films for cookie, cracker and cereal box liners, with an estimated market share of between 15% and 20%. We are also a leading manufacturer of barrier films for liners in multi-wall pet food.

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

Manufacturing

        Over the past 5 years, we have invested over $158 million to expand, upgrade and maintain our asset base and information systems. Our asset base has an insured value of approximately $1 billion and includes over 200 film extrusion lines, over 35 printing presses, and 70 bag converting machines. With 21 plants, we are often able to allocate lines to specific products. Our multiple manufacturing sites and varied production capabilities also allow us to offer multiple plant service to our national customers. Generally, our manufacturing plants operate 24 hours a day, seven days a week.

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

        We spent $11.1 million, $8.7 million, and $8.7 million on research and development for the years ended December 31, 2007, 2006 and 2005, respectively, including participation in several U.S. government-funded research and development programs.

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

Raw Materials

        Polyethylene, PVC, polypropylene and other resins and additives constitute the major raw materials for our products. We purchase much of our resin from major oil companies and petrochemical companies in North America. We also purchase a portion of our supply from manufacturers located outside North America, as well as non-prime resins purchased from secondary market brokers in North America and we are now one of the largest buyers of Middle Eastern film-grade resins. For the year ended December 31, 2007, raw material costs, which consist primarily of resin costs, comprised approximately 66% of our total cost of goods sold. Significant increases in the price of resins increases our costs, reduces our operating margins and impairs our ability to service debt unless we are able to pass all of these cost increases on to our customers. The price of resin is a function of, among other things, manufacturing capacity, demand, and the price of ethylene feed stocks. Resin shortages or significant increases in the price of resin could have a significant adverse effect on our business. Since the middle of 2002, we have experienced a period of significant uncertainty with respect to resin supplies and prices. High global energy prices combined with strong European export market for resin caused by the relatively weak U.S. Dollar have had significant impact on the price and supply of resins in 2007.

        Major suppliers of resin have implemented price increases to cover their increases in feedstock costs, and to improve their operating margins as capacity utilization increases. Due in part to consolidation in the resin supply industry, suppliers have resisted the customer's efforts to limit or defer the effect of these increases. Conversely, the prices of our products generally fluctuate with the price of resins. We estimate that approximately half of our sales are made on a transactional basis, which allows us to pass through resin price increases, although competitive market conditions in our industry from time to time limit our ability to pass the full cost of higher resin pricing through to our customers immediately or completely. The other approximately one half of our sales are made pursuant to customer contracts, most of which dictate the timing in our ability to pass through the increase. A portion of these contracts have been renegotiated to allow resin cost changes to be passed along on a monthly basis, with some allowing cost changes to be passed through quarterly and a small number requiring a longer delay. In combination, the cost to the Company of the gap between the speed in which resin price changes are passed on to us and the time in which we can pass these cost changes on to our customers has an impact on both our results of operations and our working capital needs. This trend is industry wide and its impact has been significant in 2007. Although we believe that the renegotiation of some customer contracts should reduce the impact of resin price changes in the future, there can be no assurance that we will be successful in passing through such costs to our customers.

        As one of the largest consumers of packaging resin in the United States, we are working with our suppliers to minimize the effects and the timing of the pass through of increased resin costs and to maximize the likelihood that resin supplies continue to be available to us in sufficient quantities and on timetables necessary to meet the needs of our customers. We have an aggressive program using materials engineering and substitution to maximize our operational flexibility, enabling increased purchases of non-U.S. sourced and non-prime resins. We have become one of the largest buyers of off-spec resins and secondary markets resins and we have installed extra silos, blending equipment and film quality inspection equipment to precisely control the blended use of lower cost resins. We also regularly evaluate commodity hedging, collar agreements, and other protective strategies and will implement them if and when appropriate and cost effective.

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

Employees

        As of February 29, 2008, we had approximately 2,875 employees, of which approximately 770 employees were subject to a total of 7 collective bargaining agreements that expire on various dates between 2009 and 2013. During 2007, we entered into a new agreement with our Kent union group which expires in June 2011. The agreement covering our Mexico union facility is bifurcated into salary and benefits components, each of which is reviewed separately. Both the salary and benefits components were renewed in March 2008. The salary component will be reviewed next in January 2009; the benefits component will be reviewed next in January 2010. The agreement covering our Chippewa Falls union facility was renewed in March 2008 and now expires in March 2013.

Environmental Matters

        Our operations are subject to environmental laws in the United States and abroad, including those described in Item 1A, "Risks Factors—The cost of complying with federal and state environmental laws could be significant and increase our operating costs". Our capital and operating budgets include costs and expenses associated with complying with these laws, including the acquisition, maintenance and repair of pollution control equipment, and routine measures to prevent, contain and clean up spills of materials that occur in the ordinary course of our business. In addition, our production facilities require environmental permits that are subject to revocation, modification and renewal. We believe that we are in substantial compliance with environmental laws and our environmental permit requirements, and that the costs and expenses associated with such compliance are not material to our business. However, additional operating costs and capital expenditures could be incurred if, for example, additional or more stringent requirements relevant to our operations are promulgated.

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

Available Information

        We file annual, quarterly and current reports and other information with the Securities and Exchange Commission (the "SEC"). Our SEC filings are available to the public over the Internet at the SEC's web site at http://www.sec.gov. You may also read and copy any document we file at the

SEC's Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room.

        We maintain an Internet web site at http://www.pliantcorp.com. We do not currently make our annual, quarterly and current reports available on or through our web site. We believe our investors and potential investors have access to our reports through the SEC's web site or commercial services. Therefore, we do not believe it is necessary to make our reports available through our web site. We also provide electronic or paper copies of our filings free of charge upon written or oral request directed to Pliant Corporation, 1475 Woodfield Road, Suite 700, Schaumburg, Illinois 60173, telephone: (866) 878-6188.

Cautionary Statement for Forward-Looking Information

        Some of the statements set forth in this report including, but not limited to, those under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operation," are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information that is based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. These forward-looking statements are identified by their use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" and similar terms and phrases, including references to assumptions. These forward-looking statements are not historical facts but instead represent only expectations, estimates and projections regarding future events. These statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause actual results to be materially different. These factors include, but are not limited to, the following:

  •
  general economic and business conditions, particularly an economic downturn;

  •
  continuing losses and charges against earnings resulting from restructuring or the impairment of assets;

  •
  industry trends;

  •
  risks of high leverage and any increases in our leverage;

  •
  interest rate increases;

  •
  changes in our ownership structure;

  •
  changes in the Company's composition of operating segments;

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

        Our risks are more specifically described in Item 1A, "Risk Factors", below. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected.

ITEM 1A.    RISK FACTORS

        The following risks and uncertainties are among the factors that could cause our actual operating results, financial condition or liquidity to differ materially from the forward-looking statements made in this report or which could otherwise adversely affect our business. There may be other factors, including those discussed elsewhere in this report or in other filings made by us with the SEC, that may cause our actual operating results, financial condition or liquidity to differ materially from the forward- looking statements made in this report or which could otherwise adversely affect our business. You should carefully consider these factors in evaluating any forward-looking statements made in this report and prior to making any investment decisions with respect to our securities.

Risks Related to Our Business

Continued increases in resin prices or the loss of a key resin supplier could lead to increased costs and lower profit margins.

        Polyethylene, PVC, polypropylene and other resins and additives constitute the major raw materials for our products. We purchase much of our resin from major oil companies and petrochemical companies in North America. We also purchase a portion of our supply from manufacturers located outside North America, as well as non-prime resins purchased from secondary market brokers in North America and we are now one of the largest buyers of Middle Eastern film-grade resins. For the year ended December 31, 2007, raw material costs, which consist primarily of resin costs, comprised approximately 66% of our total cost of goods sold. Significant increases in the price of resins increases our costs, reduces our operating margins and impairs our ability to service debt unless we are able to pass all of these cost increases on to our customers. The price of resin is a function of, among other things, manufacturing capacity, demand, and the price of ethylene feed stocks. Resin shortages or significant increases in the price of resin could have a significant adverse effect on our business. Since the middle of 2002, we have experienced a period of significant uncertainty with respect to resin supplies and prices. High global energy prices combined with strong European export market for resin caused by the relatively weak U.S. Dollar have had significant impact on the price and supply of resins in 2007.

        Major suppliers of resin have implemented price increases to cover their increases in feedstock costs, and to improve their operating margins as capacity utilization increases. Due in part to consolidation in the resin supply industry, suppliers have resisted the customer's efforts to limit or defer the effect of these increases. Conversely, the prices of our products generally fluctuate with the price of resins. We estimate that approximately half of our sales are made on a transactional basis, which allows us to pass through resin price increases, although competitive market conditions in our industry from time to time limit our ability to pass the full cost of higher resin pricing through to our customers immediately or completely. The other approximately one half of our sales are made pursuant to customer contracts, most of which dictate the timing in our ability to pass through the increase. A portion of these contracts have been renegotiated to allow resin cost changes to be passed along on a monthly basis, with some allowing cost changes to be passed through quarterly and a small number requiring a longer delay. In combination, the cost to the Company of the gap between the speed in which resin price changes are passed on to us and the time in which we can pass these cost changes on to our customers has an impact on both our results of operations and our working capital needs. This trend is industry wide and its impact has been significant in 2007. Although we believe that the renegotiation of some customer contracts should reduce the impact of resin price changes in the future, there can be no assurance that we will be successful in passing through such costs to our customers.

        As one of the largest consumers of packaging resin in the United States, we are working with our suppliers to minimize the effects and the timing of the pass through of increased resin costs and to maximize the likelihood that resin supplies continue to be available to us in sufficient quantities and on timetables necessary to meet the needs of our customers. We have an aggressive program using materials engineering and substitution to maximize our operational flexibility, enabling increased purchases of non-U.S. sourced and non-prime resins. We are becoming one of the largest buyers of off-spec resins and secondary markets resins and we have installed extra silos, blending equipment and film quality inspection equipment to precisely control the blended use of lower cost resins. We also regularly evaluate commodity hedging, collar agreements and other protective strategies and will implement them if and when appropriate and cost effective.

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

        Although no single customer accounted for more than 10% of our net sales for the year ended December 31, 2007, we are dependent upon a limited number of large customers with substantial purchasing power for a significant percentage of our sales. Our top ten customers accounted for approximately 24.4% of our net sales in 2007. Several of our largest customers satisfy some of their film requirements by manufacturing film themselves. The loss of one or more major customers, or a material reduction in sales to these customers as a result of competition from other film manufacturers, insourcing of film requirements or other factors, would have a material adverse effect on our results of operations and on our ability to service our indebtedness. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 1, "Business—Products, Markets and Customers."

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

        As of February 29, 2008, we had approximately 2,875 employees, of which approximately 770 employees were subject to a total of 7 collective bargaining agreements that expire on various dates between 2009 and 2013. During 2007, we entered into a new agreement with our Kent union group which expires in June 2011. The agreement covering our Mexico union facility is bifurcated into salary and benefits components, each of which is reviewed separately. Both the salary and benefits components were renewed in March 2008. The salary component will be reviewed next in January 2009; the benefits component will be reviewed next in January 2010. The agreement covering our Chippewa Falls union facility was renewed in March 2008 and now expires in March 2013.

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

        Although our reorganization in 2006 resulted in the elimination of net $289 million of our subordinated debt and approximately $298 million of our mandatorily redeemable stock, we continue to have a significant amount of indebtedness upon emergence from bankruptcy. As of December 31, 2007, we had total debt of $752.6 million.

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

        Our estimated cash debt service for 2008 is expected to be approximately $43.5 million, consisting of $33.0 million of scheduled bond interest payments, approximately $8.7 million of interest payments on our revolving credit facilities and $1.8 million in capital lease and other payments.

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

  •
  Our ability to comply with government regulations, including public market disclosure requirements such as those contained within the Sarbanes-Oxley Act of 2002, as amended;

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

        Although we are an operating company, a significant amount of our revenue is generated by our subsidiaries. For the year ended December 31, 2007, 18.2% of our net sales was generated by our subsidiaries. As a result, our ability to satisfy our debt service obligations will depend significantly on our receipt of dividends or other intercompany transfers of funds from our operating subsidiaries. The payment of dividends to us by our subsidiaries is contingent upon the earnings of those subsidiaries and is subject to various business considerations as well as certain contractual provisions which may restrict the payment of dividends and the transfer of assets to us. In the event of a subsequent bankruptcy, liquidation or reorganization of our subsidiaries, claims of creditors of our subsidiaries will generally have priority as to the assets of such subsidiaries over our claims as the holder of the equity of our subsidiaries.

The lack of an established trading market for our securities may adversely affect their liquidity.

        None of our securities currently are listed or traded on any nationally recognized securities market or exchange. Although our Series AA Preferred Stock is quoted on the Over-The-Counter Bulletin Board ("OTCBB"), trading is limited and sporadic. In view of the limited trading in the Series AA Preferred Stock and the lack of an established trading market for our other securities, holders of our securities may find it difficult to dispose of, or to obtain accurate quotations for the price of our securities.

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

        As of March 12, 2008, JP Morgan owned approximately 12.51% of our Series AA Preferred Stock and approximately 51.48% of our Common Stock. Under the terms of our Stockholders' Agreement dated July 18, 2006 (the "Stockholders' Agreement"), those affiliates have the right to designate 5 out of the 7 members of the board of directors of the Company (the "Board of Directors" or the "Board") and thereby have effective control of the Company. As the holders of a significant percentage of our equity securities, the interests of JP Morgan may not in all cases be aligned with the other holders of our securities.

Risks related to Emergence from Bankruptcy

Our actual financial results after emergence from bankruptcy may vary significantly from the projections filed with the Bankruptcy Court.

        We emerged from Chapter 11 bankruptcy proceedings on July 18, 2006 pursuant to terms of our Plan, which Plan was approved by the Bankruptcy Court. In connection with the Plan, we were required to prepare projected financial information to demonstrate to the Bankruptcy Court the feasibility of the Plan and our ability to continue operations upon emergence from bankruptcy. At the time they were last filed with the Bankruptcy Court, the projections reflected numerous assumptions concerning anticipated future performance and prevailing and anticipated market and economic conditions, many of which were and continue to be beyond our control and which may not materialize. Projections are inherently subject to uncertainties and to a wide variety of significant business, economic and competitive risks. Our actual results will likely vary from those contemplated by the projections and the variations may be material.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

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

        Since 2001, we have undertaken an effort to maximize the efficiency of our facilities by closing and disposing of a number of facilities. Production from these facilities was moved in large part to plants that were not operating at capacity. In 2006, we sold the land and unused building in Merced, California. During 2004, we closed our Harrisville, Rhode Island manufacturing facility and transferred production to more efficient plants and we also acquired ownership of that portion of our Macedon, New York facility that we previously leased from ExxonMobil Oil Corporation. In 2005, we sold the intellectual property, working capital and equipment assets used in our Alliant operations in Shelbyville, Indiana. In 2007, we closed our plants located in Langley, British Columbia and Barrie, Ontario and consolidated their production capacity and product lines into other facilities as part of a Canadian restructuring plan.

        We have an annual film production capacity of approximately one billion pounds. Our principal manufacturing plants are listed below. Unless otherwise indicated, we own each of these properties.

SEGMENT/LOCATION	PRODUCTS
Specialty Films
Harrington, Delaware	Personal care, medical and custom films
McAlester, Oklahoma	Personal care and medical films
Washington, Georgia	Personal care, medical and agricultural films
Printed Products
Kent, Washington	Printed bags and rollstock
Macedon, New York	Printed bags and rollstock
Mexico City, Mexico*	Personal care films, printed bags and rollstock
Industrial Films
Calhoun, Georgia	PVC films
Danville, Kentucky*	Stretch and custom films
Lewisburg, Tennessee	Stretch films
Phillipsburg, Germany	PVC films
Preston, Australia*	PVC films
Toronto, Canada	PVC and stretch films
Engineered Films
Bloomington, Indiana*	Barrier and converter films
Chippewa Falls, Wisconsin	Converter, industrial and personal care films
Dalton, Georgia	Converter, barrier and medical films
Danville, Kentucky	Converter, barrier and custom films
Deerfield, Massachusetts	Converter and industrial films
Odon, Indiana	Barrier films
Orillia, Canada (two plants)*	Converter films
Corporate/Other
Newport News, Virginia	Research facility and pilot plant

*
Indicates a leased building. In the case of Orillia, Canada, one of the two plants is leased. In Danville, Kentucky, one of two plants is leased.

ITEM 3.    LEGAL PROCEEDINGS

        On January 3, 2006, Pliant and ten subsidiaries filed for bankruptcy under the Bankruptcy Code in the Bankruptcy Court. The cases are being jointly administered under the caption "In re: Pliant Corporation, et al., Case No. 06-10001". Three of its subsidiaries with Canadian operations commenced ancillary proceedings in a Canadian court to recognize the Chapter 11 bankruptcy proceedings as "foreign proceedings" pursuant to Canada's Companies' Creditors Arrangement Act ("CCAA"). The Company's operations in Mexico, Germany, and Australia were not included in the Chapter 11 filing and are not subject to the reorganization proceedings.

        On June 19, 2006, the Company filed the Plan with the Bankruptcy Court, which was approved by the Bankruptcy Court on June 23, 2006. On July 18, 2006 the Company consummated its reorganization through a series of transactions contemplated in the Plan and it filed with the Bankruptcy Court a notice announcing the effectiveness of the Plan.

        As a consequence of the Company's commencement of these bankruptcy proceedings, substantially all pending claims and litigation against it in the United States and Canada were automatically stayed pursuant to the Bankruptcy Code and CCAA. These stays were lifted upon the Company's emergence from bankruptcy.

        On November 28, 2007, the Bankruptcy Court entered a final decree closing the Chapter 11 bankruptcy cases of Uniplast Holdings, Inc., Pliant Corporation International, Pliant Film Products of Mexico, Inc., Pliant Packaging of Canada, LLC, Pliant Investment, Inc., Alliant Company LLC and Uniplast Industries Co., with such closures effective as of November 28, 2007. The remaining cases are those involving Pliant Corporation, Pliant Solutions Corporation ("Pliant Solutions"), Uniplast U.S., and Pliant Corporation of Canada Ltd. as debtor.

        The Company has continued to work diligently in an effort to analyze each of the claims filed in its Chapter 11 cases, and has made significant progress in reconciling such claims with its books and records. Moreover, the Company has been steadily making distributions to the holders of many such claims, as well as to creditors appearing in its schedules, and has filed objections to certain claims as necessary. To date, the Company has filed five omnibus objections to claims, resulting in a reduction to the claims register of more than 80 claims totaling more than $86.5 million, which were primarily claims made by equity holders who received distributions of new securities according to the Company's Plan. In addition, the Company has paid more than $47 million to satisfy contract cure amounts, vendor trade agreements, and other unsecured claims. The Company estimates that there are approximately $2.0 million in non-litigation claims remaining for processing. See Item 7, "Management's Discussion and Analysis—Overview" for additional information.

        The Company filed a patent infringement complaint against MSC Marketing & Technology, Inc., d/b/a Sigma Stretch Film and Atlantis Plastics, Inc. on May 19, 2004, Case No. 04-C-3509 (N.D. Ill.). The Company sells a patented plastic film that is used to wrap pallet loads. The patent infringement lawsuit was filed to protect the Company's exclusive right to this film's patented features, which provide the Company's product with advantages in this industry. The Company has settled its claims with MSC Marketing & Technology, Inc., which has paid a fee to license the patent. The Company also has settled its claims with Atlantis Plastics, Inc., which has paid a fee for a limited license of the patent.

        In June 2005, the Company received an information request from the U.S. Environmental Protection Agency Region 4 (the "EPA") relating to the Constitution Road Drum Site (the "Site"). The EPA stated that the Company may have arranged for disposal of non-hazardous waste at the former Southeastern Research and Recovery ("SRR") facility in Atlanta, Georgia. SRR operated the Site as a RCRA transfer facility and apparently abandoned its operations. A group of potentially responsible parties are conducting a removal action pursuant to an administrative order on consent (the "Consent Order") with the EPA that also resolves the EPA's claims for past costs and future oversight costs in connection with the Site. The Company is participating in the Consent Order. The Company estimates its share of the costs of the removal action and the EPA's costs will not be material.

        On August 11, 2005, Montague Claybrook, Chapter 7 Trustee for BakeLine Industries, Inc. filed a bankruptcy preference complaint against the Company, Adversary Proceeding 05-52265—PBL (Bankruptcy Court, District of Delaware). The complaint alleges preferential transfers of $274,500 to the Company. The Company has responded to the complaint, raising new value and ordinary course defenses. Discovery in this case has been concluded and the plaintiff has not resumed the proceeding after confirmation of the Plan.

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

        The Company is involved in ongoing litigation matters from time to time in the ordinary course of its business. In the Company's opinion, none of such litigation is material to its financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company did not submit any matters to a vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information, Holders and Dividends

        At March 12, 2008, we had 97,348 shares of Common Stock outstanding and there were 339 holders of record of our Common Stock. There is no established trading market for our Common Stock.

        At March 12, 2008, we had 334,780 shares of Series AA Preferred Stock outstanding and there were 15 holders of record of our Series AA Preferred Stock. Effective August 1, 2007, our Series AA Preferred Stock is quoted on the OTCBB under the symbol PLIAP.

        At March 12, 2008, we had 8,000 shares of our Series M Preferred Stock, par value $.01 per share ("Series M Preferred Stock") outstanding and there were 10 holders of record of our Series M Preferred Stock.

        We have not declared or paid any cash dividends on our Common Stock during the last two years and do not anticipate paying any cash dividends in the foreseeable future. The indentures governing our outstanding debt contain certain restrictions on the payment of cash dividends with respect to our Common Stock, and our credit facilities also restrict such payments. In addition, the terms of our outstanding Series AA Preferred Stock restrict the payment of cash dividends with respect to our Common Stock unless it has paid or declared and set aside for payment full cumulative dividends on the shares of Series AA Preferred Stock. Dividends on the Series M Preferred Stock are paid only under certain circumstances including redemption of the shares of Series AA Preferred Stock.

Recent Sales of Unregistered Securities

        None.

Equity Compensation Plans

        Our Series M Preferred Stock is the only class of equity securities issued under our equity compensation plans. The Series M Preferred Stock is closely held and not publicly traded and, therefore, our Board of Directors approves our equity compensation plan without obtaining approval directly from our shareholders.

        As of December 31, 2007, all 8,000 shares of Series M Preferred Stock authorized has been issued pursuant to our 2006 Restricted Stock Incentive Plan (the "Stock Plan"), and no additional shares of Series M Preferred Stock remain available for future issuance under our equity compensation plans. Further, there are no outstanding options, warrants or rights under which any shares of the Series M Preferred Stock are to be issued.

Issuer Purchases of Equity Securities

        None.

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

	Years ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in millions)
Statement of operations data:
Net sales	$1,096.9	$1,159.0	$1,072.8	$968.7	$894.5
Cost of sales	968.5	1,017.8	939.7	826.8	758.2
Gross profit	128.4	141.2	133.1	141.9	136.3
Total operating expenses(2)	89.2	272.0	92.0	90.0	128.1
Operating income (loss)	39.2	(130.8)	41.1	51.9	8.2
Interest expense(3)(4)	(87.2)	(79.9)	(155.1)	(145.7)	(96.4)
Other income (expense), net	0.4	2.1	4.1	(0.7)	0.5
Gain on extinguishment of debt	32.5	393.7	—	—	—
Income (loss) from continuing operations before income taxes	(15.1)	185.1	(109.9)	(94.6)	(87.8)
Income tax expense (benefit)	(3.6)	—	2.0	1.6	5.2
Income (loss) from continuing operations	(11.5)	185.1	(111.9)	(96.2)	(93.0)
Loss from discontinued operations(1)	—	—	(1.1)	(17.7)	(21.3)
Net income (loss)	$(11.5)	$185.1	$(113.0)	$(113.9)	$(114.3)
Other financial data:
EBITDA from continuing operations(5)	$117.0	$305.6	$85.8	$92.2	$55.5
Net cash provided by (used in) operating activities	43.8	59.6	(57.1)	(1.4)	(14.2)
Net cash used in investing activities	(43.2)	(37.8)	(28.3)	(17.6)	(17.0)
Net cash provided by (used in) financing activities	3.4	(27.9)	92.7	25.5	46.0
Depreciation and amortization	44.9	40.6	40.5	41.1	46.9
Impairment of goodwill(2)	—	110.0	—	—	18.3
Impairment of fixed assets(2)	1.4	0.3	—	0.4	4.8
Restructuring and other costs(2)	9.9	(0.6)	2.4	2.1	12.6
Reorganization costs	2.2	82.4	3.8	—	—
Capital expenditures	43.5	40.5	33.5	24.1	17.0
	December 31,
	2007	2006	2005	2004	2003
	(Dollars in millions)
Balance sheet data (at period end):
Cash and cash equivalents	$7.3	$4.2	$12.8	$5.6	$3.3
Working capital(6)	108.8	122.7	(833.4)	78.5	70.7
Total assets	676.0	677.8	820.9	777.1	786.8
Total debt	752.6	737.6	981.7	842.3	783.7
Total liabilities(7)	943.9	941.5	1,455.8	1,291.3	992.4
Redeemable preferred stock(8)	247.4	198.9	0.1	0.1	188.2
Redeemable common stock	—	0.0	6.6	6.6	13.0
Stockholders' equity (deficit)	(267.9)	(263.8)	(641.7)	(521.0)	(407.1)

(1)
On September 30, 2004, we sold substantially all of the assets of Pliant Solutions which was previously reported as one of our operating segments. In accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets, Pliant Solutions is being accounted for as a discontinued operation and, accordingly, its assets are segregated from continuing operations, and its operating results are segmented and reported as discontinued operations in all periods presented. Net sales of Pliant Solutions for the nine months ended September 30, 2004 were $22.5 million and net sales of Pliant Solutions for the twelve months ended December 31, 2003 were $34.9 million. No tax benefits were recorded on the losses from discontinued operations or the loss on sale of discontinued operations as realization of these tax benefits is not certain.

(2)
Total operating expenses for the year ended December 31, 2007 include restructuring and other costs of $9.9 million related to closure of our Langley, British Columbia and Barrie, Ontario plants and Canadian sales and management team restructuring of which $5.7 million is in our Printed Products segment, $1.3 million in our Engineered Films segment, $0.9 million in our Industrial segment and $2.0 million in Corporate/Other. Total operating expenses for the year ended December 31, 2007 also includes $2.2 million in reorganization and other costs including $1.0 million in professional fees and claim settlements, and $1.0 million associated with the issuance of the Company's Series M Preferred Stock. Total operating expenses for the year ended December 31, 2006 include goodwill impairment of $110.0 million in our Specialty Films and Printed Products segments and reorganization expenses of $82.4 million. The reorganization costs include the write-off of $15.8 million of unamortized capitalized financing fees associated with the issuance of our 13% Senior Subordinated Notes due 2010 (the "2000/2002 Notes") and our Amended Revolving Credit Facility dated November 21, 2005 (the "Amended and Restated Credit Agreement"), $5.8 million in unamortized original issuance discount, net of premiums associated with the issuance of our 2000/2002 Notes and $24.6 million associated with the issuance of our Series A Cumulative Exchangeable Redeemable Preferred Stock, no par value (the "Series A Preferred Stock"), $28.9 million in legal and financial advisory fees incurred in connection with the Company's bankruptcy proceedings and $4.0 million in fees paid to bondholders in consideration for their non-objection to the Company's Plan and resolution of disputes pertaining thereto, $1.5 million write-off of capitalized financing fees on the Senior Secured, Super Priority, Primary Debtor-in-Possession Credit Agreement dated as of January 4, 2006 (the "DIP Credit Facility") and $1.8 million in contingent bonus payments (the "Emergence Bonus Plan").

  Total operating expenses for the year ended December 31, 2005 include $3.8 million of legal and financial fees associated with reorganization and restructuring and other costs of $2.4 million, including $2.1 million in lease termination costs associated with our Shelbyville, Indiana facility and $0.3 million severance costs associated with the sale of our Alliant business.

  Total operating expenses for the year ended December 31, 2004, include restructuring and other costs of $2.1 million consisting of fixed asset impairment charges of $1.4 million and restructuring and other costs of $0.7 million related to closure of our Harrisville, RI facility. For the year ended December 31, 2003, restructuring and other costs of $12.6 million were included which consisted of $2.0 million for fixed asset impairment charges related to the closure of our facility in Shelbyville, IN, $0.7 million related to the closure of our facility in Brazil consisting primarily of fixed asset impairment charges, $2.6 million related to the closure and transfer of the production from our facility in Fort Edward, NY to our facilities in Mexico and Danville, KY, $1.4 million related to the consolidation of two plants in Mexico, $2.6 million related to the closure and transfer of production from our Merced, CA facility, and other costs related to the closure of our Shelbyville, IN facility, our Singapore office and a section of our Toronto, ON facility. In addition, during 2003 we accrued the present value of future lease payments on three buildings we do not currently occupy in an amount equal to $3.3 million and a provision for litigation of $7.2 million.

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

	2007	2006	2005	2004	2003
	(Dollars in millions)
EBITDA from continuing operations	$117.0	$305.6	$85.8	$92.2	$55.5
Adjustments:
Interest expense	(87.2)	(79.9)	(155.1)	(145.7)	(96.4)
Income tax (expense) benefit	3.7	—	(2.0)	(1.6)	(5.2)
Impairment of fixed assets	1.4	0.3	—	0.4	4.8
Preferred dividends and accretion on preferred shares	—	0.3	40.8	35.3	—
Amortization of deferred financing costs and accretion of debt discount	5.8	22.6	15.2	35.1	9.9
Payment-in-kind interest on debt	36.9	32.7	19.7	—	—
Write-off of original issue discount and premium	—	30.5	—	—	—
Deferred income taxes	(5.2)	(2.3)	0.9	(0.2)	1.5
Provision for loss on accounts receivable	2.1	0.4	2.6	1.6	1.7
Gain on extinguishment of debt	(32.5)	(393.7)	—	—	—
Non-cash other operating costs	0.7	—	—	—	—
Non-cash plant closing costs	—	—	—	1.4	3.3
Write-down of impaired goodwill and intangible assets	—	110.0	—	—	18.3
Curtailment gain	—	—	—	1.6	—
(Gain) loss on disposal of assets	0.2	(1.9)	(4.5)	0.5	1.4
Minority interest	—	—	—	(0.3)	0.1
Change in operating assets and liabilities, net of effects of acquisitions	0.9	35.0	(60.5)	(21.7)	(9.1)

Net cash provided by (used in) operating activities	$43.8	$59.6	$(57.1)	$(1.4)	$(14.2)
(6)
The working capital amount for 2005 includes $971.9 million of debt in default consisting of $130.9 million of revolving credit facility, $250 million in 11 1/8% senior secured notes,

  $269.8 million in 11 5/8% senior secured notes, $7.0 million in 11 1/8% senior secured discount notes and $314.1 million in senior subordinated debt.

(7)
The Company adopted Statement of Financial Accounting Standard No. 150 ("SFAS 150"), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, effective January 1, 2004. As a result, our Series A Preferred Stock, which had an unconditional mandatory redemption feature and certain Old Common Stock, as defined in Note 10 to the consolidated financial statements included elsewhere in this report, put for redemption, were recorded as liabilities on the date of adoption. In addition, effective January 1, 2004, the dividends and accretion on the Series A Preferred Stock are included as a part of interest expense in the statement of operations. During 2006, both the Series A Preferred Stock and Old Common Stock were exchanged for new equity securities.

(8)
The amount presented includes proceeds of $141.0 million from the issuance of our Series A Preferred Stock in 2000, 2001 and 2003, plus the accrued and unpaid dividends, less the unamortized discount due to detachable warrants to purchase common stock issued in connection with our preferred stock and unamortized issuance costs which were $76.3 million and $29.1 million, respectively as of December 31, 2003. The amounts as of December 31, 2005 and 2004 includes $0.1 million of proceeds from the sale of non-voting Series B Redeemable Preferred Stock, no par value ("Series B Preferred Stock") to selected officers of the Company which were extinguished in 2006. The amount as of December 31, 2006 includes $178.8 million from the issuance of our Series AA Preferred Stock plus accrued and unpaid dividends of $20.1 million.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with the consolidated financial statements and notes included elsewhere in this report. This section contains certain "forward-looking statements" within the meaning of federal securities laws that involve risks and uncertainties, including statements regarding our plans, objectives, goals, strategies and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth in Item 1, "Business—Cautionary Statement for Forward-Looking Information" and Item 1A, "Risk Factors" and elsewhere in this report.

        All references in this section to the consolidated financial statements or condensed consolidated financial statements and related notes included elsewhere in this report refer to those of Pliant and its subsidiaries.

Company Profile

        Pliant generates revenues, earnings and cash flows from the sale of film and flexible packaging products throughout the world. We manufacture these products at 21 facilities located in the United States, Australia, Canada, Germany and Mexico. Our sales have grown primarily as a result of strategic acquisitions made over the past several years, increased levels of production at acquired facilities, return on capital expenditures and the overall growth in the market for film and flexible packaging products.

Overview

Operating Performance

        For 2007, our net sales were $1,096.9 million, compared to $1,159.0 million in 2006 as our average selling price per pound decreased by 2.6% and volumes decreased by approximately 2.9% year-over-year with 2% of this volume decrease in pounds sold offset by the impact of a mix shift toward down-gauged products.

        Segment profit, defined as net income adjusted for interest expense, income taxes, depreciation, amortization, restructuring and other non-cash charges (principally the impairment of goodwill, intangible assets and fixed assets), was $96.6 million in 2007, down $7.4 million or 7.1% from 2006. Margin compression of $9 million, due to the steady rise in resin prices during 2007, and $5 million from lower volumes were offset by $2 million better waste and $3 million of manufacturing cost efficiencies. Selling, general and administrative costs were also favorable by $3 million year-over-year while energy-related costs were adverse by $1 million.

Reorganization

        In 2007 Pliant continued to benefit from its successful financial reorganization with improved vendor and customer relationships.

        We have continued to work diligently in an effort to analyze each of the claims filed in our Chapter 11 cases, and have made significant progress in reconciling such claims with our books and records. Moreover, we have been steadily making distributions to the holders of many such claims, as well as to creditors appearing in our schedules, and have filed objections to certain claims as necessary. To date, we have filed nine omnibus objections to claims, resulting in a reduction to the claims register of more than 111 claims totaling more than $89.0 million, which were primarily claims made by equity holders who received distributions of new securities according to the Company's Plan. In addition, we have paid more than $47 million to satisfy contract cure amounts, vendor trade agreements, and other unsecured claims. We estimate that there are approximately $2.0 million in non-litigation claims remaining for processing.

        On November 28, 2007, the Bankruptcy Court entered a final decree closing the Chapter 11 bankruptcy cases of Uniplast Holdings, Inc., Pliant Corporation International, Pliant Film Products of Mexico, Inc., Pliant Packaging of Canada, LLC, Pliant Investment, Inc., Alliant Company LLC and Uniplast Industries Co., with such closures effective as of November 28, 2007.

        We used the bankruptcy proceedings to complete our financial restructuring, resulting in a less leveraged capital structure that is expected to facilitate greater capital investment in our business. See Item 1A, "Risk Factors" for a discussion of the risks and uncertainties facing our business as a result of our emergence from bankruptcy.

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

        Accounts receivable.    We evaluate accounts receivable on a quarterly basis and review any significant customers with delinquent balances to evaluate future collectibility. We base our evaluations on legal issues (such as bankruptcy status), past history, current financial and credit agency reports, and the experience of the credit representatives. We reserve accounts that we deem to be uncollectible in the quarter in which we make the determination. We maintain additional reserves based on our historical bad debt experience. We believe, based on past history and proven credit policies, that the net accounts receivable as of December 31, 2007 are of good quality.

        Goodwill and other identifiable intangible assets.    Goodwill associated with the excess purchase price over the fair value of assets acquired is currently not amortized. This is in accordance with Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Goodwill is currently tested annually for impairment or more frequently if circumstances indicate that they may be impaired. Other identifiable intangible assets, such as customer lists, and other intangible assets are currently amortized on the straight-line method over their estimated useful lives. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may be less than the undiscounted future cash flows.

        Retirement plans.    The Company sponsors a salary deferral plan covering substantially all of its non-union domestic employees. Plan participants may elect to make voluntary contributions to this plan up to 15% of their compensation. The Company matches employee contributions up to 3% of the participants' compensation. The Company expensed approximately $2.4 million, $2.4 million and

$2.2 million as its contribution to this plan for the years ended December 31, 2007, 2006 and 2005, respectively.

        We sponsor three noncontributory defined benefit pension plans covering domestic employees with 1,000 or more hours of service. We fund our plans in amounts to fulfill the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Contributions are intended to not only provide for benefits attributed to service to date but also for those expected to be earned in the future. The Company also sponsors two defined benefit plans in Canada and one defined benefit plan in Germany. The consolidated accrued net pension (income) expense for the years ended December 31, 2007, 2006 and 2005 was $(0.1) million, $0.7 million and $0.4 million, respectively.

        Employees in Australia and Germany are covered by various post employment arrangements consistent with local practices and regulations. Such obligations are not significant and are included in the consolidated financial statements in other liabilities.

        As part of the acquisition of Blessings Corporation in 1998, we assumed two supplemental retirement plans covering certain former employees of Blessings Corporation. The liability was frozen at the time of the acquisition and is included in other liabilities.

        One element used in determining annual pension income and expense in according with accounting rules is the expected rate of return on plan assets. The rate of investment return assumption was developed through analysis of historical market returns, current market conditions, and the fund's past experience. Overall, it was projected that funds for the domestic plans could achieve a 9.00% return over time and funds for our Canadian plans could achieve a 6.50% return over time.

        Our investment portfolio contains a diversified blend of equity and debt securities. Furthermore, equity investments are diversified across domestic and international stocks as well as large and small capitalizations. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews. The target allocation of equity securities is 58 percent of the plan assets. The target allocation of debt securities is 42 percent of the plan assets.

        At the end of the year, we determine the discount rate to be used to calculate the present value of pension plan liabilities. This discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled. In estimating this rate, we look to changes in the rates of return on high quality, fixed investments that receive one of the highest ratings given by recognized rating agencies. As of December 31st, these discount rates were ranged from 5.00% to 6.00% in 2007, 4.50% to 6.00% in 2005 and 4.50% to 5.75% in 2004.

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

Recent Accounting Pronouncements

        New accounting pronouncements    In July 2006, the FASB issued Statement of Financial Accounting Standards Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109, "Accounting for Income Taxes." FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective January 1, 2007. The cumulative affect of adopting FIN 48, which was a credit of $0.7 million, has been reported as an adjustment to the opening balance of retained earnings.

        In September 2006, the FASB issued SFAS No. 158 ("SFAS 158"), Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS 158 requires an employer to recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status, measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes are reported in comprehensive income and as a separate component of shareholders' equity. SFAS 158 does not change the amount of net periodic benefit cost included in net earnings. The requirement to recognize the funded status of defined benefit postretirement plans is effective for the Company as of December 31, 2006. The Company adopted the recognition and measurement provisions of SFAS 158 for the year ended December 31, 2006 and recognized $849 of accumulated comprehensive income, net of tax. The Company's measurement date for its defined benefit and post-retirement benefit plans was December 31, 2007 and 2006.

        In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141(R), ("SFAS 141(R)"), Business Combinations which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in acquiree and the goodwill acquired. The Statement also establishes disclosure requirements, which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

Results of Operations

        The following table sets forth the amount of certain statement of operations items and such amounts as a percentage of net sales, for the periods indicated.

(Dollars in millions)	2007		2006		2006
Net sales	$1,096.9	100.0%	$1,159.0	100.0%	$1,072.8	100.0%
Cost of sales	968.5	88.3%	1,017.8	87.8%	939.7	87.6%

Gross profit	128.4	11.7%	141.2	12.2%	133.1	12.4%
Selling, general and administrative and research and development costs	77.1	7.0%	80.0	6.9%	85.8	8.0%
Restructuring and other costs	9.9	0.9%	(0.6)	—%	2.4	0.2%
Reorganization costs	2.2	0.2%	82.3	7.1%	3.8	0.4%
Impairment of goodwill	—	—%	110.0	9.5%	—	—%
Impairment of fixed assets	—	—%	0.3	—%	—	—%

Total operating expenses	89.2	8.1%	272.0	23.5%	92.0	8.6%

Operating (loss) income	$39.2	3.6%	$(130.8)	(11.3)%	$41.1	3.8%

Year Ended December 31, 2007 Compared with the Year Ended December 31, 2006

        Net sales.    Net sales decreased by $62.1 million, or 5.4%, to $1,096.9 million for the year ended December 31, 2007, from $1,159.0 million for the year ended December 31, 2006. The decrease was primarily due to a 2.6% decrease in average selling price and a 2.9% decrease in sales volumes. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Operating Segment Review" below for a detailed discussion of sales volumes and selling prices by segment and division.

        Gross profit.    Gross profit decreased by $12.8 million, or 9.1%, to $128.4 million for the year ended December 31, 2007, from $141.2 million for the year ended December 31, 2006. This decrease was primarily due to a $9.3 million compression between our average selling price and raw material costs, $4.6 million related to unfavorable volume variances and $1.0 million of incremental freight and utilities costs, partially offset by $2.3 million in net waste reductions and favorable direct and indirect manufacturing costs.

        Selling, general and administrative and research and development costs.    Selling, general and administrative and research and development costs decreased by $2.9 million, or 3.6%, to $77.1 million for the year ended December 31, 2007, from $80.0 million for the year ended December 31, 2006. This decrease between years was primarily due to personnel reductions, lower incentive bonuses, lower consulting and outside labor service costs and less legal and other professional fees costs between years.

        Restructuring and other costs.    Restructuring and other costs for the year ended December 31, 2007, were a charge of $9.9 million, compared to a net credit of $0.7 million for the year ended December 31, 2006. During 2007, as part of an overall Canadian restructuring plan, the Company closed its plant in Langley, British Columbia and consolidated its production equipment and products lines into other Printed Products operating segment facilities. In addition, the Company closed its operations in Barrie, Ontario, consolidated its product lines into other facilities within the Industrial Films operating segment and consolidated its selling and administrative personnel in its Engineered Films and Industrial Films operating segments. During 2006, $0.7 million of the $1.0 million environmental reserves previously recorded in connection with our Merced, California facilities shut down were reversed back to income because the buyer of this real estate agreed to a $0.3 million purchase price adjustment to indemnify the Company from future claims.

        Reorganization and other costs.    Reorganization and other costs for the year ended December 31, 2007 were $2.2 million, as compared to $82.3 million for the year ended December 31, 2006. Reorganization and other costs in 2007 include $1.1 million of professional fees and claim costs and $1.1 million in costs associated with issuance of our Series M Preferred Stock to certain management personnel consisting of $0.4 million in tax gross-ups and $0.7 million related to the difference in fair market value of $103 per share and the purchase price of $20 per share. Reorganization and other costs in 2006 include the write-off of $15.8 million of unamortized capitalized financing fees associated with the issuance of our 2000/2002 Notes and our Amended and Restated Credit Agreement, $5.8 million in unamortized original issuance discount, net of premiums associated with the issuance of our 2000/2002 Notes and $24.6 million associated with the issuance of our Series A Preferred Stock, $28.9 in legal and financial advisory fees incurred in connection with our bankruptcy proceedings and $4.0 million in fees paid to bondholders in consideration for their non-objection to the Plan and resolution of disputes pertaining thereto, $1.5 million write-off of capitalized financing fees on the DIP Credit Facility and $1.8 million in Emergence Bonus Plan payments.

        Operating income (loss).    For the year ended December 31, 2007, the Company recorded an operating income of $39.2 million, compared to an operating loss of $130.8 million for the year ended December 31, 2006, primarily as a result of the write down in 2006 of $110.0 million of carrying value of goodwill in our Specialty Films and Printed Products segments and reorganization and other costs of $82.3 million discussed above, partially offset by an increase between years of restructuring costs of $10.6 million.

        Interest expense.    Interest expense on current and long-term debt increased by $7.5 million, or 9.4%, to $87.2 million for year ended December 31, 2007, from $79.7 million for the year ended December 31, 2006. This increase was principally due to a $4.3 million increase in the Payment In Kind interest on our 11.85% (formerly 11 5/8%) Senior Secured Notes due 2009 (the "Amended 2004 Notes"), $2.4 million of interest on our Senior Subordinated Notes, interest at 18% (the "2007 Notes") and $2.5 million of incremental interest on capital leases, partially offset by $1.0 million less interest on our Revolving Credit Facilities, and $0.5 million interest on our 2000/2002 notes recorded in 2006 only.

        Gain on extinguishment of debt.    On or about July 16, 2007, the entire $39.6 million aggregate principal amount of our then outstanding 13% Senior Subordinated Notes due 2010 (the "2006 Notes") were redeemed in accordance with the Indenture, dated as of July 18, 2006, among Pliant Corporation, certain subsidiaries of Pliant Corporation, and the Bank of New York Trust Company, N.A., as trustee (the "2006 Note Indenture"), for an aggregate redemption price of $20 million plus accrued interest therein from July 18, through the Redemption date in the amount of $2.6 million and the difference between this total of $22.6 million and the carrying value of $55.1 million, or $32.5 million, was recognized as a gain on extinguishment of debt. On July 18, 2006, in connection with the Plan, we completed a debt for equity exchange whereby 100% of our outstanding $320 million of 2000/2002 Notes and $24.3 million in accrued interest were exchanged for 265,123 shares or 79% of our new Series AA Preferred Stock, approximately 30,000 shares or 30% of our Common Stock, $3.2 million in cash consideration and approximately $35 million in 2006 Notes. Pursuant to SFAS 15, Accounting by Debtors and Creditors for Troubled Debt Restructuring, these $35 million of 2006 Notes were recorded at aggregate principal plus interest to maturity of $20.1 million or a total of $55.1 million. In addition, 100% of the $298.0 million of shares subject to mandatory redemption, were exchanged for new Series AA Preferred Stock and Common Stock. The fair market value of equity received in connection with these exchanges was approximately $182.3 million. Taking into account $3.2 million of cash consideration bondholders received, $3.5 million paid to settle the claims of Richard Durham, a former executive officer, and establishment of collectability reserves of $4.9 million in connection with outstanding stockholders' notes receivable, a gain on extinguishment of debt of $393.7 million was recognized on a combined exchange of $642.3 million of debt and accrued interest.

        Other income (expense).    Other income was $0.4 million for the year ended December 31, 2007, as compared to other income of $2.1 million for the year ended December 31, 2006. Other income for the year ended December 31, 2007 included $0.3 million of interest income and other less significant items. Other income for the year ended December 31, 2006 included a gain of $1.9 million on the sale of remaining real estate in our Merced, California facility and $0.3 million of other less significant items.

        Income tax expense (benefit).    Income tax expense was a benefit of $3.7 million for the year ended December 31, 2007 on pretax loss from continuing operations of $15.1 million as compared to income tax expense of $0.0 million on pretax income from continuing operations of $185.1 million for the year ended December 31, 2006. Income tax benefits related to net operating losses in the United States are offset by a valuation allowance as the realization of these tax benefits is not certain and in 2007 reflect an adjustment to this valuation allowance.

Year Ended December 31, 2006 Compared with the Year Ended December 31, 2005

        Net sales.    Net sales increased by $86.2 million, or 8.0%, to $1,159.0 million for the year ended December 31, 2006, from $1,072.8 million for the year ended December 31, 2005. The increase was primarily due to a 7.8% increase in average selling price and a 0.3% increase in sales volumes. See Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations—Operating Segment Review" for a detailed discussion of sales volumes and selling prices by segment and division.

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

        Interest expense.    Interest expense on current and long-term debt decreased by $34.6 million, or 30.3%, to $79.7 million for year ended December 31, 2006 from $114.3 million for the year ended December 31, 2005. This decrease was principally due to the discontinuance, effective January 3, 2006, of $41.6 million of interest accrued in accordance with our 2000/2002 Notes which were impaired in connection with our financial reorganization and to the recognition, in 2005, of charges of $2.6 million for underwriting, legal and accounting fees associated with our consent solicitation from the holders of our 11.35% (formerly 11 1/8%) Senior Secured Discount Notes due 2009 (the "2004 Notes"). Offsetting these declines between years, were approximately $4.2 million of incremental interest incurred in connection with our 2004 Notes and Amended 2004 Notes and $6.0 million associated with our Revolving Credit Facilities. Interest expense associated with dividends and accretion of original issue discounts on the Company's Series A Preferred Stock pursuant to SFAS 150, was also discontinued effective January 3, 2006, as these financial instruments were also deemed impaired in connection with the Company's financial reorganization. Interest expense associated with the Series A Preferred Stock for the year ended December 31, 2005 was $40.8 million.

        Gain on extinguishment of debt.    On July 18, 2006, in connection with the Plan, we completed a debt for equity exchange whereby 100% of our outstanding $320 million of 2000/2002 Notes and $24.3 million in accrued interest were exchanged for 265,123 shares or 79% of our Series AA Preferred Stock, approximately 30,000 shares or 30% of our Common Stock, $3.2 million in cash consideration and approximately $35 million in 2006 Notes. Pursuant to SFAS 15, Accounting by Debtors and Creditors for Troubled Debt Restructuring, these $35 million of 2006 Notes were recorded at aggregate principal plus interest to maturity of $20.1 million or a total of $55.1 million. In addition, 100% of the $298.0 million of shares subject to mandatory redemption, were exchanged for new Series AA Preferred Stock and Common Stock. The fair market value of equity received in connection with these exchanges was approximately $182.3 million. Taking into account $3.2 million of cash consideration bondholders received, $3.5 million paid to settle the claims of Richard Durham, a former executive officer, and establishment of collectability reserves of $4.9 million in connection with outstanding stockholders' notes receivable, a gain on extinguishment of debt of $393.7 million was recognized on a combined exchange of $642.3 million of debt and accrued interest.

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

Operating Segment Review

General

        Operating segments are components of our business for which separate financial information is available that is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing performance. We evaluate the performance of our operating segments based on net sales (excluding intercompany sales) and segment profit. The segment profit reflects income before interest expense, income taxes, depreciation, amortization, restructuring and other costs and other non-cash charges. For more information on our operating segments, including a reconciliation of segment profit to income before taxes, see Note 13 to the consolidated financial statements included elsewhere in this report.

        Our four operating segments are: Specialty Films, Printed Products, Industrial Films, and Engineered Films.

        Summary for years ended December 31, 2007, 2006 and 2005:

	Specialty Films	Printed Products	Industrial Films	Engineered Films	Corporate/ Other	Total
Year ended December 31, 2007
Net sales	$205.7	$211.2	$317.1	$347.2	$15.7	$1,096.9
Segment profit (loss)(1)	23.9	15.8	36.3	46.1	(25.5)	96.6
Year ended December 31, 2006
Net sales	$212.9	$230.9	$321.1	$385.7	$8.4	$1,159.0
Segment profit (loss)(1)	28.2	20.8	31.8	51.5	(28.3)	104.0
Year ended December 31, 2005
Net sales	$195.2	$215.0	$307.0	$347.9	$7.7	$1,072.8
Segment profit (loss)(1)	27.6	24.1	26.6	42.9	(29.2)	92.0

(1)
See Note 13 to the consolidated financial statements included elsewhere in this report for a reconciliation of segment profit to income before taxes.

Year Ended December 31, 2007 Compared with the Year Ended December 31, 2006

Specialty Films

        Net sales.    The net sales of our Specialty Films segment decreased $7.2 million, or 3.4%, to $205.7 million for the year ended December 31, 2007, from $212.9 million for the year ended December 31, 2006. This decrease was primarily due to a decline in sales volume of 3.3% resulting from a major platform change by one of our large customers and from Asia competition that impacted our electronic surface protection markets. These volume losses are being offset with equipment upgrades that offer more diverse capabilities and with improved product mix activities.

        Segment profit.    The Specialty Films segment profit was $23.9 million for the year ended December 31, 2007, as compared to $28.2 million for the year ended December 31, 2006. This

$4.3 million decrease in segment profit was mainly due to a $1.8 million unfavorable volume impact, $1.5 million of incremental waste and $2.1 million in higher manufacturing costs, offset in part by $1.1 million less selling, general and administrative expenses.

Printed Products

        Net sales.    The net sales in our Printed Products segment decreased $19.7 million, or 8.5%, to $211.2 million for the year ended December 31, 2007, from $230.9 million for the year ended December 31, 2006. This decrease was principally due to a decrease in our average selling price of 5.3% caused by lower raw material costs, price competition, and product mix changes and to a decrease in sales volume of 3.4% driven by share losses in the bakery market. Additionally, production capacity was temporarily constrained during the transition of Langley production assets to other Printed Products facilities.

        Segment profit.    The Printed Products segment profit was $15.8 million for the year ended December 31, 2007, as compared to $20.8 million for the year ended December 31, 2006. This $5.0 million decrease in segment profit was mainly due to $7.3 million of compression between our average selling price and raw material costs and $1.8 million unfavorable volume impact, partially offset by $2.2 million in favorable manufacturing costs between years and $1.9 million lower selling, general and administrative costs than prior year.

Industrial Films

        Net sales.    The net sales of our Industrial Films segment decreased by $4.0 million, or 1.2%, to $317.1 million for the year ended December 31, 2007, from $321.1 million for the year ended December 31, 2006. This decrease was due to a decrease in our average selling prices of 1.0% as our overall volumes remained relatively constant between years. Volumes in our PVC markets increased 1.7% in 2007, while our Stretch and Shrink volumes declined 1.3% between years, primarily due to continued down-gauging.

        Segment profit.    The Industrial Films segment profit was $36.3 million for the year ended December 31, 2007, as compared to $31.8 million for the same period in 2006. This $4.5 million increase in segment profit was mainly due to expansion between our average selling price and raw material cost due to improved product mix to more value add products and to favorable manufacturing cost variances and less selling, general and administrative expenses between years.

Engineered Films

        Net sales.    Net sales in Engineered Films decreased by $38.5 million, or 10.0%, to $347.2 million for the year ended December 31, 2007, from $385.7 million for 2006. This decrease was principally due to a decrease in our average selling prices of 5.2% principally due to raw material price decreases and changes in our sales mix and to a decrease in sales volume of 5.1%.

        Segment profit.    The Engineered Films segment profit was $46.1 million for the year ended December 31, 2007, as compared to $51.5 million for the same period in 2006. Segment profit in the Engineered Films Segment was negatively impacted in 2007 by $6.0 million due to decreased volumes and $6.4 million compression between our average selling price and average raw material costs, offset by $2.9 million favorable variance attributable to our waste reduction initiatives, $1.7 in lower manufacturing costs and $2.3 million less selling, general and administrative expenses between years.

Corporate/Other

        Corporate/Other includes our corporate headquarters in Schaumburg, Illinois and our research and development facility in Newport News, Virginia. Unallocated corporate expenses decreased by

$2.8 million to $25.5 million for the year ended December 31, 2007, from $28.3 million for the year ended December 31, 2006. This decrease was principally due to lower selling, general and administrative costs between years due to personnel reductions, lower incentive bonuses, lower consulting and outside labor service costs and less legal and other professional fees between years.

Year Ended December 31, 2006 Compared with the Year Ended December 31, 2005

Specialty Films

        Net sales.    The net sales of our Specialty Films segment increased $17.7 million, or 9.1%, to $212.9 million for the year ended December 31, 2006, from $195.2 million for the year ended December 31, 2005. This increase was primarily due to an increase in our average selling price of 10.5% offset by a decline in sales volume of 1.3%. We saw continued growth in our personal care and medical products markets offset by a decline in our agricultural products growth due to foreign import competition.

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

Printed Products

        Net sales.    The net sales in our Printed Products segment increased $15.9 million, or 7.4%, to $230.9 million for the year ended December 31, 2006, from $215.0 million for the year ended December 31, 2005. This increase was principally due to an increase in our average selling price of 5.9% and to an increase in sales volume of 1.5% due to growth in the printed market sales offset by share loss with a bakery customer.

        Segment profit.    The Printed Products segment profit was $20.8 million for the year ended December 31, 2006, as compared to $24.1 million for the year ended December 31, 2005. This $3.3 million decrease in segment profit was mainly due to recognition of a $4.1 million gain on sale of our Alliant assets in 2005. Excluding this non-recurring gain, segment profit increased $0.8 million due to $2.0 million less selling, general and administrative expenses, an $0.8 million improvement in waste, $1.1 million in profit from additional sales volume offset by higher utility costs in the United States and Mexico of $0.8 million, an unfavorable product mix of $0.3 million, and higher costs being recognized from inventory reduction.

Industrial Films

        Net sales.    The net sales of our Industrial Films segment increased by $14.1 million, or 4.6%, to $321.1 million for the year ended December 31, 2006, from $307.0 million for the year ended December 31, 2005. This increase was due to an increase in our average selling prices of 6.4%, primarily due to the pass through of raw material price increases and increased sales of value added products, offset by a decline in sales volume of 1.7% due to inventory de-stocking in the Industrial Films sales channel and continued mix shift toward down gauged products.

        Segment profit.    The Industrial Films segment profit was $31.8 million for the year ended December 31, 2006, as compared to $26.6 million for the same period in 2005. This $5.2 million increase includes a $1.9 million gain on sale of our Merced, California remaining assets. In addition, segment profit in 2006 was positively impacted by $4.1 million due to increased sales of value added product, a $0.6 million reduction in selling, general and administrative costs between years and

$1.4 million in waste improvements, offset by $1.6 million due to volume and $1.2 million higher freight and utilities costs.

Engineered Films

        Net sales.    Net sales in Engineered Films increased by $37.8 million, or 10.9%, to $385.7 million for the year ended December 31, 2006, from $347.9 million for 2005. This increase was principally due to an increase in our average selling prices of 8.3% principally due to the pass-through of raw material price increases and improvements in our sales mix and an increase in sales volume of 2.3%. Increased sales activity and focus on major customers resulted in incremental sales volume in our barrier, industrial and medical sales markets, offset by lower volumes in agriculture and personal care sales markets.

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

Liquidity and Capital Resources

Sources of capital

        Our principal sources of funds have been cash generated by our operations and borrowings under our various revolving credit facilities. In addition, we have raised funds through the issuance of our 2000/2002 Notes, our 11 1/8% Senior Secured Notes due 2009 (the "2003 Notes"), 2004 Notes, and the sale of shares of our preferred stock.

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

  •
  issued (i) an aggregate principal amount of $34.97 million of 2006 Notes, (ii) 335,592 shares of Series AA Preferred Stock, and (iii) 100,003 shares of Common Stock in exchange for (A) all of our 2000/2002 Notes, (B) all of our Series A Preferred Stock, (C) our Old Common Stock and (D) warrants to purchase our Old Common Stock;

  •
  made cash payments to the applicable trustee of (A) $3.2 million for further distribution to the holders of the 2000/2002 Notes and (B) $18.53 million ($4 million of which was a consent fee and the balance of which was the missed March 1, 2006 interest payment and the interest owed on that interest payment) for further distribution to the holders of our 2003 Notes and reinstated the 2003 Notes;

  •
  reinstated our 2004 Notes and our Amended 2004 Notes and increased the interest rate on the 2004 Notes and the Amended 2004 Notes by .225%;

  •
  entered into (i) a Working Capital Credit Agreement, among the Company, certain of its subsidiaries, the lenders party thereto, Merrill Lynch Bank USA, as administrative agent, and Merrill Lynch Commercial Finance Corp., as sole lead arranger and book manager (the "Working Capital Credit Agreement"), and (ii) a Fixed Asset Credit Agreement, among Pliant Corporation Pty Ltd., Pliant Corporation of Canada Ltd., Pliant Film Products GmbH and Aspen Industrial, S.A. de C.V., as borrowers, the lenders party thereto, Merrill Lynch Bank USA, as administrative agent, and Merrill Lynch Commercial Finance Corp., as sole lead arranger and book manager (the "Fixed Asset Credit Agreement, and together with the Working Capital Credit Agreement, and the "Revolving Credit Facilities") to replace the Amended and Restated Credit Agreement and the DIP Credit Facility; and

  •
  entered into the Stockholders' Agreement with respect to the Common Stock and a Registration Rights Agreement dated July 18, 2006 (the "Registration Rights Agreement") with respect to the Series AA Preferred Stock.

        As a result, the prior credit facilities, the indenture dated May 31, 2000 governing the 2000 Notes (the "2000 Indenture") and the indenture dated April 10, 2002 governing the 2002 Notes (the "2002 Indenture") were terminated, except, with respect to the indentures, to the extent necessary to permit the trustee under such indentures to make distributions to the holders of the 2000/2002 Notes under the Plan. In addition, on July 18, 2006, the Company's Deferred Cash Incentive Plan and 2006 Restricted Stock Incentive Plan, became effective.

        As of December 31, 2007, our outstanding long-term debt of $752.6 million consisted of $118.6 million borrowing under our Revolving Credit Facilities, $250.0 million of our 2003 Notes, $7.8 million of our 2004 Notes, $339.3 million of our Amended 2004 Notes, $24.0 million of our 2007 Notes and $12.9 million in capital leases.

Current Credit Facilities

        On July 18, 2006, we entered into the Revolving Credit Facilities. The Revolving Credit Facilities provide up to $200 million of total commitments, subject to the borrowing base described below and a required minimum availability amount of at least $10 million. The Working Capital Credit Agreement includes a $20 million letter of credit sub-facility, with letters of credit reducing availability thereunder, and each of the Revolving Credit Facilities includes sub-limits for loans to certain of our foreign subsidiaries which are borrowers under the Revolving Credit Facilities. The Revolving Credit Facilities were funded on July 18, 2006, and replaced our prior credit facilities. They are secured by a first priority security interest in substantially all of the Company's and certain of its subsidiaries' assets, although the administrative agent has a second priority security interest only in certain of the Company's and its subsidiaries' assets consistent with the terms of an intercreditor arrangement with certain bondholders of the Company, which intercreditor arrangement is a carry-over from our prior credit arrangements.

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

        The borrowing base under the Working Capital Credit Agreement is based on specified percentages of the Company's and its subsidiaries' party thereto eligible accounts receivable, finished goods inventory, work in process and raw material inventory minus certain reserves. The borrowing base under the Fixed Asset Credit Agreement is based on specified percentages of the Company's and its subsidiaries' party thereto eligible real estate valued at market value plus the net orderly liquidation value of eligible machinery and equipment minus certain reserves.

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

        As of December 31, 2007, we had borrowings of $118.6 million and availability of $50.1 million under the Revolving Credit Facilities.

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

        The DIP Credit Facility provided us with up to approximately $68.8 million of additional liquidity, subject to the borrowing base described below. We made no borrowings under the DIP Credit Facility. The DIP Credit Facility was terminated upon our emergence from bankruptcy and replaced with our Revolving Credit Facilities described above. In addition, approximately $1.5 million of capitalized financing fees associated with the DIP Credit Facility were written off upon emergence.

Prior Revolving Credit Facilities

  Amended and Restated Credit Agreement

        On November 21, 2005, the Company entered into a new revolving credit facility providing up to $140 million of total availability (the "Amended and Restated Credit Agreement"). The Amended and Restated Credit Agreement included a $25 million letter of credit sub-facility, with letters of credit reducing availability under the Amended and Restated Credit Agreement.

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

        On December 31, 2005, an Event of Default (as defined in the Amended and Restated Credit Agreement) occurred under the Amended and Restated Credit Agreement as a result of our failure to make the interest payments due on December 1, 2005 under the 2000/2002 Notes.

        Upon the bankruptcy filing and execution of the DIP Credit Facility described above, the commitments under the Amended and Restated Credit Agreement were terminated. The $130.9 million of borrowings as of December 31, 2005 remain outstanding and were refinanced upon emergence from bankruptcy through the Revolving Credit Facilities.

  2007 Notes

        On June 14, 2007, the Company entered into the 2007 Note Indenture among the Company and Pliant Corporation International, Pliant Film Products of Mexico, Inc., Pliant Packaging of Canada, LLC, Pliant Solutions Corporation, Uniplast Holdings, Inc., Uniplast U.S., Inc. and Uniplast Industries Co., as guarantors (collectively, the "2007 Note Guarantors"), and the Bank of New York Trust Company, N.A., as trustee (the "2007 Note Trustee") with respect to the issuance on such date of the Company's 2007 Notes in an aggregate principal amount of $24 million (the "2007 Note Indenture"). The 2007 Note Indenture provides that interest will accrue on the 2007 Notes from the date of issuance at the rate of 18% per annum until maturity on July 15, 2012 and will be payable semi-annually on each January 15 and July 15, commencing July 15, 2007, to holders of record of the 2007 Notes on the immediately preceding January 1 or July 1. Pursuant to the 2007 Note Indenture, the Company may redeem the 2007 Notes in whole or in part at the applicable redemption price, which in each of the first four years is equal to a de-escalating premium over par, plus accrued and unpaid interest to the redemption date, as set forth in the 2007 Notes. The 2007 Note Indenture provides the holders of the 2007 Notes with the right to require the Company to repurchase the 2007 Notes at a repurchase price equal to the then applicable redemption price plus accrued and unpaid interest upon a change of control of the Company (as defined in the 2007 Note Indenture). The 2007 Note Indenture does not provide for a sinking fund with respect to the 2007 Notes. The 2007 Notes Indenture contains customary provisions that may result in an event of default, after notice and expiration of a cure period in certain circumstances, and acceleration of the indebtedness thereunder, including failure to timely pay principal and interest on the 2007 Notes or comply with the covenants set forth in the 2007 Note Indenture.

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

2006 Notes

        In connection with the Plan, on July 18, 2006, the Company entered into the 2006 Notes Indenture with respect to the issuance on such date of the 2006 Notes in an aggregate principal amount of $34.97 million. Pursuant to SFAS 15, Accounting for Debtors and Creditors for Trouble Debt Restructuring, on July 18, 2006, the 2006 Notes were recorded at aggregate principal plus interest to maturity of $20.1 million or a total of $55.1 million. On July 16, 2007 the entire $39.6 million aggregate principal amount of 2006 Notes then outstanding were redeemed in accordance with the 2006 Note Indenture, for an aggregate redemption price of $20 million plus accrued interest thereon from July 18, 2006 in the amount of $2.6 million and the difference between this of $22.6 million and $55.1 million, or $32.5 million, was recognized as a gain on extinguishment of debt.

Amended 2004 Notes

        On or after December 15, 2007, we may redeem some or all of the Amended 2004 Notes at the following redemption prices (expressed as percentages of the sum of the principal amount, plus accrued and unpaid interest); 108.719% if redeemed prior to December 15, 2007; 105.813% if redeemed prior to June 15, 2008; 102.906% if redeemed prior to December 15, 2008; and 100.000% if redeemed on or before June 15, 2009.

        The Amended 2004 Notes mature on June 15, 2009 and are secured on a first-priority basis by a security interest in our real property, fixtures, equipment, intellectual property and other assets other than the second priority collateral and on a second-priority basis by a security interest in substantially all our inventory, receivables and deposit accounts, 100% of the capital stock of, or other equity interests in existing and future domestic subsidiaries and foreign subsidiaries that are note guarantors, 65% of the capital stock of, or other equity interests in existing and future first-tier foreign subsidiaries, investment property and certain other assets of the Company and the note guarantors.

        The bankruptcy filing constituted an Event of Default under the Amended 2004 Notes, but the holders of the notes and the trustee under the indenture were prohibited from exercising remedies thereunder without prior approval by the Bankruptcy Court. As provided for in our Plan, the Amended 2004 Notes were reinstated in accordance with their terms.

        In connection with the Plan, the Company entered into the First Supplemental Indenture dated July 18, 2006 amending the Amended and Restated Indenture (the "First Supplemental Indenture") to increase the interest rate by .225% per annum with respect to the Amended 2004 Notes, which additional interest will accrue as payment-in-kind interest. As a result, on July 18, 2006, the interest rate on the Amended 2004 Notes was increased to 11.85% per annum.

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

        The 2004 Notes accreted from the date of issuance at the rate of 11 1/8% until December 15, 2006, compounded semiannually on each June 15 and December 15 commencing June 15, 2004, to an aggregate principal amount of $1,000 per note ($7.8 million in the aggregate assuming no redemption or other repayments). Commencing on December 15, 2006, interest on the 2004 Notes accrues at the rate of 11 1/8% per annum and will be payable in cash semiannually on June 15 and December 15, commencing on June 15, 2007.

        The bankruptcy filing constituted an Event of Default under the 2004 Notes, but the holders of the notes and the trustee under the indenture were prohibited from exercising remedies thereunder without prior approval by the Bankruptcy Court. As provided for in our Plan, the 2004 Notes were reinstated in accordance with their terms.

        In connection with our Plan, we entered into the First Supplemental Indenture amending the Amended and Restated Indenture to increase the interest rate by .225% per annum with respect to the 2004 Notes, which additional interest will accrue as payment-in-kind interest. As a result, on July 18, 2006, the interest rate on the 2004 Notes was increased to 11.35% per annum. Commencing on December 15, 2006, only the incremental interest rate increase of .225% accrues as payment-in-kind interest on the 2004 Notes and the remaining 11 1/8% interest rate accrues as cash pay interest.

2003 Notes

        On May 30, 2003, we completed the sale of $250 million aggregate principal amount of our 2003 Notes. The 2003 Notes mature on September 1, 2009, and interest is payable on March 1 and September 1 of each year. The net proceeds from the sale of the 2003 Notes were used to repay borrowings under our then existing credit facilities in accordance with an amendment to our then existing credit facilities. The 2003 Notes rank equally with our existing and future senior debt and rank senior to our existing and future subordinated indebtedness, including the 2007 Notes. The 2003 Notes are secured, on a second-priority lien basis, by a substantial portion of our assets. Due to this second-priority status, the 2003 Notes effectively rank junior to our obligations secured by a first-priority lien on the collateral securing the 2003 Notes to the extent of the value of such collateral. These obligations secured by first-priority liens consist of the Amended and Restated Credit Agreement with respect to second-priority collateral and the 2004 Notes and Amended 2004 Notes with respect to first-priority collateral. In addition, the 2003 Notes effectively rank junior to any of our obligations that are secured by a lien on assets that are not part of the collateral securing the 2003 Notes, to the extent of the value of such assets. The 2003 Notes are guaranteed by some of our subsidiaries.

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

        We did not make the $20.8 million interest payments that were due under the 2000/2002 Notes on December 1, 2005. As a result of the failure to make those interest payments by December 31, 2005, an Event of Default occurred under the 2000/2002 Notes on December 31, 2005. The holders of the notes and the trustee under the indentures were prohibited from exercising remedies thereunder without prior approval by the Bankruptcy Court. Under our Plan, the 2000/2002 Notes were exchanged for a combination of new debt, new preferred stock, Common Stock and cash.

Preferred stock

        In connection with the Plan, on July 18, 2006, we issued approximately 335,600 shares of Series AA Preferred Stock. The Series AA Preferred Stock is convertible into our other equity securities. If the Series AA Preferred Stock has not been redeemed or repurchased by July 18, 2011, the holders of at least 40% of the outstanding shares of Series AA Preferred Stock shall have the right to cause all of the outstanding class of Series AA Preferred Stock to be converted into a number of shares of Common Stock equal to 99.9% of the number of fully diluted shares of Common Stock after giving effect to such conversion (excluding shares, if any, of Common Stock issued to stockholders of the other party to a merger qualifying for the "Merger Exception" as defined in our Amended and Restated Certificate of Incorporation).

        The 2006 Restricted Stock Incentive Plan which was adopted on July 18, 2006, provides each participant with a share of an authorized pool of 8,000 shares of Series M Preferred Stock, which participates in the enterprise value of our company upon a "liquidation event" or upon an 80% "redemption" of the Series AA Preferred Stock or upon a public offering, to the extent the proceeds exceed $224.8 million. A participant's restricted Series M Preferred Stock vest monthly over a 36 month period beginning with our July 18, 2006 emergence from bankruptcy, or upon a liquidation event, redemption, or public offering; or upon certain terminations of employment within a limited period before an accelerated vesting event.

Net cash provided by or used in operating activities from continuing operations

        Net cash provided by operating activities was $43.8 million for the year ended December 31, 2007, compared to net cash provided by operations of $59.6 million for the same period in 2006, a difference of $15.8 million between years. This difference was primarily attributable to cash generated through working capital reductions being lower in 2007 than 2006. In 2007, net working capital decreased $13.9 million primarily as a result of a $12.6 million reduction in accounts receivable due to improved cash collections and a $10.9 million increase in accounts payable due to improved vendor terms and resin price increases, partially offset by an increase in inventory due to higher resin pricing. In 2006, net working capital decreased $38.5 million primarily as a result of a $29.9 million increase in accounts payable, largely due to reinstatement of vendor credit terms, and to a $7.0 million reduction in inventories as a result of the Company inventory management programs.

Net cash used in investing activities from continuing operations

        Net cash used in investing activities was $43.2 million for the year ended December 31, 2007, as compared to $37.8 million for the same period in 2006. Capital expenditures in 2007 were $43.5 million compared to $40.5 million in 2006. In addition, during the third quarter of 2006, we sold our remaining assets associated with our former Merced, California plant receiving $2.4 million in cash proceeds.

Net cash provided by or used in financing activities from continuing operations

        Net cash provided by financing activities was $3.4 million for the year ended December 31, 2007, as compared to net cash used in financing activities of $27.8 million for the year ended December 31, 2006. Financing activities for 2007 include $24.0 million in proceeds from the issuance of the Company's 2007 Notes, $5.0 million of additional borrowings under our Revolving Credit Facilities and $0.2 million in proceeds from sale of the Company's Series M Preferred Stock, offset by repayment of our 2006 Notes and associated accrued interest of $22.6 million and $0.8 million of payments of capital leases. Financing activities for 2006 include repayment of $130.9 million of borrowings and other costs associated with the Amended and Restated Credit Agreement, $8.8 million in financing related fees in connection with implementation of the Revolving Credit Facilities and $1.6 million of payments of capital leases, offset in part by $113.6 million of borrowings under our Revolving credit Facilities.

Liquidity

        As of December 31, 2007, we had approximately $109.9 million of working capital excluding current maturities of long term debt and including approximately $7.3 million in cash and cash equivalents. A portion of our cash and cash equivalents are held by our foreign subsidiaries. Repatriation tax rates may limit our ability to access cash and cash equivalents generated by our foreign operations for use in our U.S. operations, including to pay principal and interest on outstanding borrowings.

        As of December 31, 2007, we had approximately $118.6 million of outstanding borrowings and approximately $50.1 million of remaining availability under our Revolving Credit Facilities, along with $7.3 million in cash. Daily borrowings outstanding under Revolving Credit Facilities averaged $133.1 million during 2007. Our outstanding borrowings under our revolving credit facilities fluctuate significantly as a result of the timing of payments for raw materials, capital and interest, as well as the timing of customer collections. The average interest rate on borrowings outstanding under Revolving Credit Facilities during 2007 was 8.16%.

        Our total capital expenditures were approximately $40.5 million in 2006, $43.5 million in 2007 and are expected to be approximately $40-45 million in 2008. These expenditures are focused on projects to lower operating costs, add capacity for high value products, expand research and development programs, and bring new innovative products to market.

        Several factors favorably impacted our liquidity during 2007. Progress on payment terms with key raw material suppliers resulted in positive cash flow from accounts payable of $10.9 million through the end of 2007. In addition, the amount of cash invested in our inventories and receivables as of December 31, 2007 decreased $7.8 million from December 31, 2006.

        On July 18, 2006, we entered into the Revolving Credit Facilities, consisting of the Working Capital Credit Agreement and the Fixed Asset Credit Agreement. The Revolving Credit Facilities provide up to $200 million of total commitments. The Working Capital Credit Agreement includes a $20 million letter of credit sub-facility, with letters of credit reducing availability there under, and each of the Revolving Credit Facilities includes sub-limits for loans to certain of our foreign subsidiaries which are borrowers under the Revolving Credit Facilities.

        In addition, the debt for equity exchange completed with our financial reorganization decreased our annual cash interest expense associated with our 2006 Notes by $41.6 million per year.

        During 2006, Standard & Poors and Moody's issued new credit ratings for us as a whole and for each of the our individual debt issuances. In addition, in June 2007 Standard & Poors upgraded our 1st Lien Notes (2004 and 2004 Amended) by one rating notch. These ratings were more favorable than our most recent ratings prior to bankruptcy, and were accompanied by a stable outlook from both agencies. We believe these further enhanced our credit terms with vendors.

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

        Changes in raw material costs can significantly affect the amount of cash provided by our operating activities, which can affect our liquidity. Over the past two years, we have experienced a period of extreme uncertainty with respect to resin supplies and prices. High crude oil and natural gas pricing, have had a significant impact on the price and supply of resins. During the same period, many major suppliers of resin have announced price increases to cover their increases in feedstock costs. While the prices of our products generally fluctuate with the prices of resins, certain of our customers have contracts that limit our ability to pass the full cost of higher resin pricing through to our customers immediately. Further, competitive conditions in our industry may make it difficult for us to sufficiently increase our selling prices for all customers to reflect the full impact of increases in raw material costs. If this period of high resin pricing continues, we may be unable to pass on the entire effect of the price increases to our customers, which would adversely affect our profitability and working capital. In addition, further increases in crude oil and natural gas prices could make it difficult for us to obtain an adequate supply of resin from manufacturers affected by these factors. See Item 1A, "Risk Factors—Risks Related to Our Business—Continued increases in resin prices or the loss of a key resin supplier could lead to increased costs and lower profit margins."

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

        The following table sets forth our total contractual cash obligations as of December 31, 2007 (in thousands):

	Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt (including capital lease obligations)	$752,567	$1,102	$718,294	$25,889	$7,282
Interest	43,542	43,542	—	—	—
Operating leases	13,434	4,195	5,563	2,414	1,262
Pension obligations	13,163	4,605	5,269	2,205	1,084
Raw material and other purchase obligations	50,895	50,895	—	—	—

Total contractual cash obligations	$873,601	$104,339	$729,126	$30,508	$9,628

Cash used in discontinued operations

        No cash was used in discontinued operations for the years ended December 31, 2007 and 2006 as compared to net cash used of $0.2 million for the year ended December 31, 2005.

Off-Balance Sheet Arrangements

        None.

Other Developments

        For a discussion of material litigation in which we are involved, see Item 3, "Legal Proceedings."

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

        Our revolving credit facility is at a variable rate of interest. An increase of 1% in interest rates would result in an additional $1.1 million of annual interest expense based on our revolving credit facility balance of $118.6 million as of December 31, 2007.

        Our raw material costs are comprised primarily of resins and comprised approximately 66% of our total manufacturing costs in 2007. Market risk arises from changes in resin costs. Although the average selling prices of our products generally increase or decrease as the cost of resins increases or decreases, the impact of a change in resin prices is more immediately reflected in our raw material costs than in our selling prices.

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

        We enter into certain transactions denominated in foreign currencies but, because of the relatively small size of each individual currency exposure, we do not currently enter into formal hedging agreements for these transactions. Gains and losses from these transactions as of December 31, 2006 and 2007, have been immaterial and are reflected in the results of operations.

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

ITEM 9AT.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our principal executive officer and our principal financial officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

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

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

        We assessed the effectiveness of our internal controls over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, we concluded that Pliant's internal control over financial reporting was effective as of December 31, 2007.

        The Audit Committee of the Board of Directors meets quarterly with management, the Internal Audit Director, and Ernst & Young LLP to discuss the work of each and to satisfy itself that the respective parties are properly discharging their responsibilities. Ernst & Young LLP and the Internal Audit Director have had and continue to have unrestricted access to the Audit Committee, without the presence of Company management.

        This report does not include an attestation report of Ernst & Young LLP, the independent registered public accounting firm who audited our consolidated financial statements, regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this report.

Changes in Internal Controls

        There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the foregoing paragraph.

ITEM 9B.    OTHER INFORMATION

        On March 12, 2008, our Board elected Thomas C. Spielberger as Senior Vice President and Chief Financial Officer. On the same date Joseph J. Kwederis assumed his new role as Senior Vice President, Finance & Accounting in order to concentrate on internal finance and accounting and not due to any disagreement with the Company. Additional information regarding these events is set forth on the Company's Current Report on Form 8-K filed on March 17, 2008.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES OF THE REGISTRANT

        Certain information about our executive officers, directors and significant employees is presented below. Our Board of Directors currently consists of seven members. Pursuant to the Stockholders' Agreement, the holders of our Common Stock have the right to designate five directors, one of whom is our Chief Executive Officer. Additionally, the holders of our Series AA Preferred have the right to elect two members of our Board. Four of these seven members are independent directors.

Name	Age	Position
Harold C. Bevis	48	President and Chief Executive Officer and Director
John D. Bowlin	57	Director and Non-Executive Chairman
Eugene I. Davis	53	Director
David G. Elkins	66	Director
Edward A. Lapekas	64	Director
Stephen V. McKenna	39	Director
Timothy J. Walsh	44	Director
Stephen T. Auburn	52	Vice President, General Counsel and Secretary
Keith D. Brechtelsbauer	49	Divisional Vice President and General Manager—Specialty Films
R. David Corey	59	Executive Vice President and Chief Operating Officer
Greg E. Gard	47	Senior Vice President, Technology & Innovation
James L. Kaboski	39	Vice President and General Manager—Printed Products
James M. Kingsley	45	Senior Vice President, Business Development
Joseph J. Kwederis	61	Senior Vice President, Finance & Accounting
Robert J. Maltarich	56	Vice President and General Manager—PVC Products
Thomas C. Spielberger	46	Senior Vice President and Chief Financial Officer
Kenneth J. Swanson	41	Senior Vice President and President, Engineered Films Group
Fred D. Wampnar	50	Vice President and General Manager—Stretch and Shrink Products

Directors

Harold C. Bevis was named President and Chief Executive Officer in October 2003. Mr. Bevis also serves on our Board of Directors. He has over 20 years of global experience with multiple types of technology-driven manufactured products sold across a full range of sales channels. Mr. Bevis joined Pliant from Emerson Electric, where he served as President of Emerson Telecommunications Products, a group of manufacturing companies, beginning in 1998. Mr. Bevis led the sale of this group to Emerson while he was President and CEO of Jordan Telecommunication Products, Inc., a manufacturer of nonproprietary communications products. Prior to that, Mr. Bevis served as Senior Vice President and General Manager of General Cable Corporation, a large, vertically integrated domestic manufacturer of wire and cable products sold through wholesale and retail channels to companies such as The Home Depot, True Value Hardware, Rexel and Graybar. Mr. Bevis has also held positions of increasing responsibility with General Electric, Booz, Allen & Hamilton, and General Dynamics, where he began his career as an engineer. Mr. Bevis holds a BS in Industrial Engineering from Iowa State University and an MBA in Marketing from Columbia University.

John D. Bowlin became one of our directors on January 31, 2005. Mr. Bowlin was President and Chief Executive Officer of Miller Brewing Company from 1999 until 2003, leading its sale to South African Breweries in 2002. From 1985 until 2002, Mr. Bowlin was employed by Philip Morris Companies, Inc., in various leadership capacities, including President, Kraft International, Inc. (1996-1999), President and Chief Operating Officer, Kraft Foods North America (1994-1996), President and Chief Operating Officer, Miller Brewing Company (1993-1994), and President, Oscar Mayer Food Corporation (1991-1993). Mr. Bowlin holds an MBA from Columbia University and a BS from Georgetown University. He is also a director of Generac Power Systems, Inc. and Spectrum Brands where he is non-executive chairman.

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

David G. Elkins became one of our directors on July 18, 2006. Mr. Elkins retired as President and Co-Chief Executive Officer of Sterling Chemicals, Inc. in January 2003. Prior to joining Sterling Chemicals in 1998, Mr. Elkins was a senior partner in the law firm of Andrews Kurth LLP, where he specialized in corporate and business law, including mergers and acquisitions, securities law matters and corporate governance matters. Mr. Elkins currently serves as an independent director of several organizations and corporations, including ZiLOG, Inc., a NASDAQ-listed manufacturer of micrologic semiconductor devices headquartered in San Jose, California. Since 1996 Mr. Elkins has served as business representative and advisor for a large group of private investors in connection with substantial real estate holdings in Nevada and California. Mr. Elkins holds a BBA degree from the University of Texas, Arlington and a JD from Southern Methodist University.

Edward A. Lapekas became one of our directors on December 19, 2001 and served as our Non-Executive Chairman from October 22, 2003 until June 2006. Mr. Lapekas served as our interim Chief Executive Officer from August 24, 2003 until October 22, 2003. From November 2002 until March 2003, Mr. Lapekas served as Chairman and Chief Executive Officer of NexPak Corporation, a media packaging company. Prior to that, Mr. Lapekas was Executive Chairman of Packtion Corporation, an e-commerce venture, from October 2000 until June 2001. From May 1996 until July 2000, Mr. Lapekas was employed by American National Can Group, Inc., last serving as Chairman and Chief Executive Officer. Prior to that, Mr. Lapekas served as Deputy Chairman and Chief Operating Officer of Schmalbach-Lubeca AG. From 1971 until 1991, Mr. Lapekas was employed by Continental

Can Company, where he served in various strategy, planning, operating and marketing capacities. Mr. Lapekas is also a director of Silgan Holdings, Inc. since 2001 and Tegrant Corporation since 2007. He received a BA degree from Albion College and an MBA degree from Wayne State University.

Stephen McKenna became one of our directors on June 23, 2005. Mr. McKenna is a managing director of CCMP Capital Advisors, LLC ("CCMP"), a private equity firm formed in August 2006 by the former buyout/growth equity professionals of J.P. Morgan Partners, LLC ("JPMP"). CCMP serves as an investment adviser to JP Morgan, our principal stockholder, with respect to its investment in the Company. Prior to joining CCMP, Mr. McKenna had been a partner of J.P. Morgan Partners, LLC (formerly, Chase Capital Partners). Prior to joining JPMP, Mr. McKenna worked in the Consumer Investment Banking Group of Morgan Stanley. Mr. McKenna has extensive experience managing JPMP portfolio companies and is also on the Board of Directors of Compressed Air Energy Systems, Generac Power Systems, Inc. and Jetro Holdings. Mr. McKenna holds a BA from Dartmouth College and an MBA from the University of Chicago Graduate School of Business.

Timothy J. Walsh became one of our directors on May 31, 2000. He served as Non-Executive Chairman from June 2002 until October 2003. Mr. Walsh is a managing director of CCMP Capital Advisors, LLC, a private equity firm formed in August 2006 by the former buyout/growth equity professionals of J.P. Morgan Partners, LLC. CCMP serves as an investment adviser to JP Morgan, our principal stockholder, with respect to its investment in the Company. Prior to joining CCMP, Mr. Walsh was a managing director of JPMP Capital Corp., which is the general partner of JPMP Master Fund Manager, L.P., which is the general partner of J.P. Morgan Partners (BHCA), L.P. Mr. Walsh had been a partner of J.P. Morgan Partners, LLC from 1999 until joining CCMP. From 1993 to 1999, Mr. Walsh held various positions with J.P. Morgan Partners in Europe and North America. From 1989 to 1993, he was a Vice President of J.P. Morgan Chase & Co. (formerly, The Chase Manhattan Corporation). Mr. Walsh is also a director of Generac Power Systems, Inc. (2006), Kraton Polymers (2003) and Metokote Corporation (1998). Mr. Walsh received a BS degree from Trinity College and an MBA degree from the University of Chicago Graduate School of Business.

Executive Officers

Stephen T. Auburn, Vice President, General Counsel and Secretary, joined Pliant in 2005 and has over 25 years of broad, international legal experience. Prior to joining Pliant, Mr. Auburn worked at Pactiv Corporation from 1995 to 2005 where he held legal positions of increasing responsibility, most recently as Assistant General Counsel and Division Counsel for Pactiv's Foodservice and Food Packaging Division. Prior to Pactiv, he was Counsel to Mobil Chemical's Consumer Products and Films Divisions from 1989 to 1995. Mr. Auburn began his career in private practice. Mr. Auburn received his BA from the State University of New York, Potsdam, and holds JD and MPA degrees from Syracuse University and an MBA from Northwestern University's Kellogg Graduate School of Management.

R. David Corey was named Executive Vice Pesident and Chief Operating Officer in March 2004. He joined Pliant as Executive Vice President for Global Operations in November 2003. Mr. Corey has over 35 years of experience leading extrusion-based manufacturing businesses. Mr. Corey was a senior executive at Emerson Electric where he was President of Dura-Line, a manufacturing business that produced telecom, gas and water conduit products. He supervised plants and sales forces in the US, Mexico, UK, Spain, Brazil, Czech Republic, Malaysia, India and China. Previously, Mr. Corey was President of International Wire with operations in the US and Asia. Prior to that, Mr. Corey was Senior Vice President and General Manager of Telecom products for General Cable Corporation. He earned a BS in Business from Eastern Illinois University.

Greg E. Gard joined Pliant Corporation in 1989 and has held numerous technical positions supporting the various market segments within Pliant Corporation. Today, he serves as Senior Vice President, Technology & Innovation. His responsibilities in this regard include Product Development and

Technical Service for the Corporation, with particular focus on shortening product development cycles, improving speed to market, and directing a team of packaging professionals in the development of packages that protect and preserve while improving functionality and appearance. Before joining Pliant, Mr. Gard held engineering and management positions with Cryovac Sealed Air Corporation. Prior to this he worked for several years as an engineer with Dresser Atlas in oil and gas exploration. He holds a BS degree in electrical and computer engineering from the University of Wisconsin Madison. Mr. Gard is actively involved with Clemson University's Packaging Science program, one of only four academic institutions in the United States that offers a four-year program leading to a BS degree in Packaging Science. Currently, he serves on the Packaging Advisory Board at Clemson.

James L. Kaboski, joined Pliant in 2005 and is the Vice President and General Manager—Printed Products. Prior to this position, Mr. Kaboski was the Vice President of Strategy, Marketing and Business Development. Prior to joining Pliant, Mr. Kaboski worked at Booz Allen Hamilton from 1996 to 2005 where he was a senior leader in the firm's Consumer Packaged Goods practice. Prior to Booz Allen, Mr. Kaboski was with Kraft Foods from 1991 to 1995 where he held Technical Brand Manager and packaging engineering positions. Prior to Kraft, Mr. Kaboski was an engineer with Dow Chemical. Mr. Kaboski holds a BS in Chemical Engineering from the University of Wisconsin and an MBA from Northwestern University's Kellogg Graduate School of Management.

James M. Kingsley, joined Pliant in 2006 and is the Senior Vice President, Business Development. Prior to this position, Mr. Kingsley was the Senior Vice President and General Manager of the Engineered Films Division at Pliant. Prior to joining Pliant, from 2000 to 2006, Mr. Kingsley was President of Emerson Electric's Optical Connectivity Division, a global supplier of critical-need data center and LAN connectivity solutions with operations in the U.S., Mexico, Morocco and China. Prior to this role, Mr. Kingsley was the Vice President of Sales, Marketing and Business Development for the Connectivity division of Emerson. From 1998 to 1999, Mr. Kingsley was the Director of Business Development for Jordan Telecommunications Products, Inc. in charge of all acquisition and business development activity. Prior to Jordan, Mr. Kingsley held a variety of management positions in Marketing and Sales at Lucent Technologies and AT&T. Mr. Kingsley began his career in public accounting at Arthur Andersen & Co. Mr. Kingsley holds a BS degree in Accounting from the University of Illinois and a MBA from Northwestern University's Kellogg Graduate School of Management.

Joseph J. Kwederis, was named Senior Vice President, Finance & Accounting on March 12, 2008. Mr. Kwederis joined us in February, 2005 and served as our Senior Vice President and Chief Financial Officer until March, 2008. Prior to joining Pliant, Mr. Kwederis was Senior Vice President/Chief Financial Officer of Dura-Line Corporation from 1999-2004, and Vice President of Finance for International Wire Group from 1996-1999. From 1974 until 1996 he held positions of increasing responsibility in Accounting and Finance at General Cable Corporation. Mr. Kwederis holds a BS in Accounting from Rutgers University and an MBA from the University of Connecticut.

Robert J. Maltarich, Vice President and General Manager—PVC Products, joined Pliant Corporation in July of 1992 following the acquisition of Goodyear Tire & Rubber Company's Films Division. Since that time, he has held numerous positions within Pliant Corporation. From 1992-1993 he served as Marketing Manager Film Products Worldwide, from 1994-1996 he was Director of National Accounts, and from 1997-1998 he was General Manager Custom Films Group. Other positions included Vice President and General Manager Barrier and Custom Films and, most recently, Senior Vice President of Sales, Flexible Packaging. Mr. Maltarich was promoted in October 2002 to Vice President and General Manager, Industrial Films, where he was responsible for Pliant's Stretch, Custom, and PVC film businesses. He assumed his current role in 2006. Prior to joining Pliant Corporation, Mr. Maltarich held numerous national and international positions in both sales and marketing with Goodyear Tire & Rubber Company. During his 18-year career at Goodyear, he served as General Marketing Manager Film Products Worldwide, General Manager European Film Products, Manager Film Products USA

and District Sales Manager. He holds a BS degree in Business Administration from the University of Akron.

Thomas C. Spielberger was named Senior Vice President and Chief Financial Officer of Pliant on March 12, 2008. In 2003, Mr. Spielberger founded Gaslight Equity Group, LLC, a private equity group acquiring middle market entrepreneurial businesses, where he retains an interest, but no longer holds a management role. Between 1989 and 2003, Mr. Spielberger had been employed by Jordan Industries, Inc., where he had held a number of positions including Controller, Vice President of Finance and Accounting, Senior Vice President of Finance and Accounting and finally Chief Financial Officer and Senior Vice President. Prior to working at Jordan Industries, Inc. Mr. Spielberger had worked for Ernst & Young LLP from 1984 until 1989, and held various positions including Audit Senior and Manager of Mergers and Acquisitions Group. Mr. Spielberger is a Certified Public Accountant and holds a BA in Accounting from State University of New York in Binghamton and an MBA in Finance from Columbia University.

Kenneth J. Swanson, joined Pliant in 1997 following the acquisition of CT Films and is currently Senior Vice President and President, Engineered Films Group. Prior to this position, Mr. Swanson was the Senior Vice President and General Manager of the Specialty Films Division at Pliant. Since 1992, Mr. Swanson has had various leadership positions with CT Films and Pliant. Mr. Swanson has over 18 years experience in the plastics industry and supervises teams domestically and internationally. Prior to 1992, Mr. Swanson held multiple sales and marketing management positions in the injection molding segment of the plastics industry. Mr. Swanson holds a BS in Business Management from the University of Redlands.

Fred D. Wampnar, Vice President and General Manager—Stretch and Shrink Products, joined Pliant Corporation in 1998 and has held numerous positions including Vice President of Marketing and Vice President of Operations before assuming his current role. Prior to joining Pliant, Mr. Wampnar held positions of Vice President of Operations and Vice President of Sales and Marketing with Paragon Films, and as Director of Manufacturing with Linear Films. He holds a BS in Operations Management from Oklahoma State University.

Significant Employees

Keith D. Brechtelsbauer, Divisional Vice President and General Manager—Specialty Films, joined Pliant in June 2004 as Vice President, Marketing for the Specialty Group, which comprised all printed and converted products. In November 2005 Mr. Brechtelsbauer was promoted to his current role, which oversees both the domestic and global aspects of the personal care and medical markets. Prior to joining Pliant, from 1998-2004, Mr. Brechtelsbauer worked for Tredegar Film products as Global Sales Manager and Market Development Manager. From 1987-1988, Mr. Brechtelsbauer was employed by Sealed Air Corporation—Cryovac Division, a global leader in packaging solutions. Mr. Brechtelsbauer held a variety of Sales, Operations and Marketing leadership positions during his tenure there. Mr. Brechtelsbauer holds a BS degree in Business Communication from James Madison University, and an MA from Northern Illinois University in Organizational Communication.

Section 16(a) Beneficial Ownership Reporting Compliance

        Information with respect to compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated by reference from the section under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

Code of Ethics for Officers

        Information with respect to our code of ethics required by Item 406 of Regulation S-K is incorporated by reference from the section under the caption "Code of Ethics and Business Conduct Guidelines" in our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

Committees of the Board

        Information with respect to our corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference from the section under the caption "Corporate Governance" in our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

ITEM 11.    EXECUTIVE COMPENSATION

        Information with respect to executive compensation required by Item 402 and Item 407(e)(4) and (e)(5) of Regulation S-K is incorporated by reference from the section under the caption "Executive Compensation and Related Information" in our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information with respect to security ownership of beneficial owners and related stockholder matters required by Item 201(d) and Item 403 of Regulation S-K is incorporated by reference from the section under the captions "Equity Compensation Plan Information" and "Security Ownership of More than 5% of Stockholders, Directors and Named Executive Officers" in our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information with respect to certain relationships and related transactions required by Item 404 and Item 407(a) of Regulation S-K is incorporated by reference from the section under the caption "Certain Relationships and Related Transactions" in our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information with respect to principal accountant fees and services required by Item 9(e) of Schedule 14A is incorporated by reference from the section under the caption "Audit Matters" in our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)	Pliant Corporation and Subsidiaries Financial Statements:
Index to Financial Statements and Financial Statement Schedule
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Stockholders' Deficit for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements
(a)(2)	Financial Statement Schedule:
Schedule II—Valuation and Qualifying Accounts
The remaining schedules set forth in Regulation S-X have not been included because they are not applicable to our business.
(a)(3)	Exhibits:

We will furnish any exhibit upon request made to our Corporate Secretary, 1475 Woodfield Road, Suite 700, Schaumburg, Illinois 60173. We charge $.10 per page to cover the costs of furnishing the exhibit.

INDEX TO EXHIBITS

Exhibit Number
2.1	Debtors' Joint Plan of Reorganization (incorporated by reference to Exhibit 2 to the Current Report on Form 8-K filed by Pliant Corporation on March 20, 2006).
2.2
Debtors' Second Amended Joint Plan of Reorganization, dated as of April 18, 2006 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Pliant Corporation on April 21, 2006).
2.3	Debtors' Third Amended Joint Plan of Reorganization, dated as of June 5, 2006 (incorporated by reference to Exhibit 2 to the Current Report on Form 8-K filed by Pliant Corporation on June 7, 2006).
2.4
Debtors' Fourth Amended Joint Plan of Reorganization, dated as of June 19, 2006 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Pliant Corporation on June 19, 2006).
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
4.2
Form of First Supplemental Indenture, dated as of April 30, 2004, among Pliant Corporation, the New Note Guarantor party thereto, the existing Note Guarantors party thereto and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.9 to Pliant Corporation's Registration Statement on Form S-1 (File No. 333-115114)).
4.3
Form of Indenture, dated as of February 17, 2004, among Pliant Corporation, the Note Guarantors party thereto and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.8 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 26, 2004).
4.4
Form of Senior Secured Discount Note (incorporated by reference to Exhibit B to Exhibit 4.8 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 26, 2004).
4.5
Second Priority Security Agreement, dated as of May 30, 2003, among Pliant Corporation, the subsidiary guarantors party thereto and Wilmington Trust Company, as Collateral Agent (incorporated by reference to Exhibit 4.8 to Pliant Corporation's Registration Statement on Form S-1 (File No. 333-106432)).

4.6
Form of Supplement No. 1 to Second Priority Security Agreement, dated as of April 30, 2004, among Uniplast Industries Co. and Wilmington Trust Company, as collateral agent (incorporated by reference to Exhibit 4.14 to Pliant Corporation's Registration Statement on Form S-1 (File No. 333-115114)).
4.7
Form of Security Agreement dated as of February 17, 2004, among Pliant Corporation, the subsidiary guarantors party thereto and Wilmington Trust Company, as Collateral Agent (incorporated by reference to Exhibit 4.11 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 26, 2004).
4.8
Form of Canadian Security Agreement, dated as of February 17, 2004, among Uniplast Industries Co., the guarantors party thereto, and Wilmington Trust Company, as Collateral Agent (incorporated by reference to Exhibit 4.12 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 26, 2004).
4.9
Second Priority Pledge Agreement, dated as of May 30, 2003, among Pliant Corporation, the subsidiary guarantors party thereto and Wilmington Trust Company, as Collateral Agent (incorporated by reference to Exhibit 4.9 to Pliant Corporation's Registration Statement on Form S-1 (File No. 333-106432)).
4.10
Form of Supplement No. 1 to Second Priority Pledge Agreement, dated as of April 30, 2004, among Uniplast Industries Co. and Wilmington Trust Company, as collateral agent (incorporated by reference to Exhibit 4.18 to Pliant Corporation's Registration Statement on Form S-1 (File No. 333-115114)).
4.11
Form of Pledge Agreement dated as of February 17, 2004, among Pliant Corporation, the subsidiary pledgors party thereto and Wilmington Trust Company, as Collateral Agent (incorporated by reference to Exhibit 4.14 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 26, 2004).
4.12
Form of Canadian Pledge Agreement, dated as of February 17, 2004, among Uniplast Industries Co., the pledgors party thereto, and Wilmington Trust Company, as Collateral Agent (incorporated by reference to Exhibit 4.15 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 26, 2004).
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

4.16
Form of Exchange and Registration Rights Agreement, dated as of February 17, 2004, among Pliant Corporation, the Note Guarantors party thereto, and J.P. Morgan Securities Inc., Credit Suisse First Boston LLC and Deutsche Bank Securities Inc., as Initial Purchasers (incorporated by reference to Exhibit 4.19 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 26, 2004).
4.17
Amended and Restated Indenture, dated as of February 17, 2004 (as amended and restated as of May 6, 2005) (incorporated by reference to Exhibit 4.26 to Post-Effective Amendment No. 2 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-114608)).
4.18
Exchange and Registration Rights Agreement, dated as of May 6, 2005 (incorporated by reference to Exhibit 4.26 to Post-Effective Amendment No. 2 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-114608) ).
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
4.21
Stockholders' Agreement, dated as of July 18, 2006, among Pliant Corporation and holders of Pliant Corporation's Common Stock (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Pliant Corporation on July 24, 2006).
4.22
Registration Rights Agreement, dated as of July 18, 2006, among Pliant Corporation and holders of Pliant Corporation's Series AA Redeemable Preferred Stock (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by Pliant Corporation on July 24, 2006).
4.23
Indenture, dated as of June 14, 2007, among Pliant Corporation, certain subsidiaries of Pliant Corporation, as guarantors and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Pliant Corporation on June 15, 2007).
10.1
Form of Amended and Restated Intercreditor Agreement, dated as of February 17, 2004, among Deutsche Bank Trust Company Americas, as Credit Agent, Wilmington Trust Company, as Second Priority Noteholder Agent and as 2004 Noteholder Agent, and Pliant Corporation (incorporated by reference to Exhibit 10.21 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 26, 2004).
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
10.5
Release Agreement, dated December 31, 2004, between Pliant Corporation and Brian Johnson (incorporated by reference to Exhibit 10.62 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005).
10.6
Letter Agreement, dated January 26, 2005, between Pliant Corporation and James Ide (incorporated by reference to Exhibit 10.63 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005).
10.7
Severance and Release Agreement, dated as of March 18, 2005, between Pliant Corporation and Lori Roberts (incorporated by reference to Exhibit 10.64 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005).
10.8
Pliant Corporation 2004 Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.65 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005).
10.9
Pliant Corporation 2004 MIP Long Term Incentive Plan (incorporated by reference to Exhibit 10.66 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005).
10.10
Fourth Amendment to the Pliant Corporation Defined Benefit Pension Plan (incorporated by reference to Exhibit 10.69 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005).
10.11
Buy Out Agreement, dated January 5, 2005, among Pliant Corporation, Pliant Investment, Inc. and Supreme Plastics Group PLC (incorporated by reference to Exhibit 10.70 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005).
10.12
Assignment of Limited Liability Company Interests, dated January 5, 2005, between Pliant Investment, Inc. and Supreme Plastics Group PLC (incorporated by reference to Exhibit 10.71 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005).
10.13
Agreement for Purchase and Sale of Assets, dated July 12, 2004, among Pliant Corporation, Pliant Solutions Corporation and Kittrich Corporation (incorporated by reference to Exhibit 10.1 to Pliant Corporation's Current Report on Form 8-K filed on October 6, 2004).
10.14
Management Incentive Compensation Plan, effective as of January 1, 2005, between Pliant Corporation and certain eligible officers (incorporated by reference to Exhibit 10.1 to Pliant Corporation's Current Report on Form 8-K filed on June 9, 2005).

10.15
Severance and Release Agreement, effective as of March 18, 2005, between Pliant Corporation and Lori Roberts (incorporated by reference to Exhibit 10.64 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005).
10.16
Employment Agreement, dated June 10, 2005, between Pliant Corporation and R. David Corey (incorporated by reference to Exhibit 10.6 to Pliant Corporation's Current Report on Form 8-K filed by on June 9, 2005).
10.17
Working Capital Credit Agreement, dated as of July 18, 2006, among Pliant Corporation, certain subsidiaries of Pliant Corporation, the lenders party thereto, Merrill Lynch Bank USA, as administrative agent, and Merrill Lynch Commercial Finance Corp., as sole lead arranger and book manager (incorporated by reference to Exhibit 10.1 to Pliant Corporation's Quarterly Report on 10-Q for the quarter ended September 30, 2006 filed November 14, 2006).
10.18
Fixed Asset Credit Agreement, dated as of July 18, 2006, among Pliant Corporation Pty Ltd., Pliant Corporation of Canada Ltd., Pliant Film Products GmbH, Aspen Industrial, S.A. de C.V., the lenders party thereto, Merrill Lynch Bank USA, as administrative agent, and Merrill Lynch Commercial FinanceCorp., as sole lead arranger and book manager (incorporated by reference to Exhibit 10.2 to Pliant Corporation's Quarterly Report on 10-Q for the quarter ended September 30, 2006 filed November 14, 2006).
10.19
Pliant Corporation 2006 Restricted Stock Incentive Plan, dated as of July 18, 2006 (incorporated by reference to Exhibit 10.3 to Pliant Corporation's Quarterly Report on 10-Q for the quarter ended September 30, 2006 filed November 14, 2006).
10.20
Pliant Corporation Deferred Cash Incentive Plan adopted as of July 18, 2006 (incorporated by reference to Exhibit 10.4 to Pliant Corporation's Quarterly Report on 10-Q for the quarter ended September 30, 2006 filed November 14, 2006).
10.21
Employment Agreement, dated December 21, 2006, by and between Pliant Corporation and Harold C. Bevis (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed by Pliant Corporation on December 22, 2006).
10.22
Purchase Agreement, dated as of June 14, 2007, among Pliant Corporation, certain of subsidiaries of Pliant Corporation and Goldman Sachs & Co. and UBS Willow Fund, LLC, as purchasers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Pliant Corporation on June 15, 2007).
10.23
Amendment No. 2 to the Working Capital Credit Agreement, dated as of June 14, 2007, among Pliant Corporation, the subsidiary borrowers party thereto, the lenders party thereto, and Merrill Lynch Bank USA, as administrative agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Pliant Corporation on June 15, 2007).
10.24
Amendment No. 2 to the Fixed Asset Credit Agreement, dated as of June 14, 2007, among Pliant Corporation Pty Ltd., Pliant Corporation of Canada Ltd., Pliant Film Products GmbH, Aspen Industrial, S.A. de C.V. Jacinto Mexico, S.A. de C.V. and Pliant de Mexico, S.A. de C.V., the lenders party thereto, and Merrill Lynch Bank USA, as administrative agent (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Pliant Corporation on June 15, 2007)
12.1*	Calculation of Ratio of Earnings to Fixed Charges.

14.1
Code of Ethics (incorporated by reference to Appendix I to the definitive Proxy Statement for the 2008 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year covered by this Form 10-K.
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

*
Filed with this report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 19, 2008.

PLIANT CORPORATION
By:	/s/ HAROLD C. BEVIS Harold C. Bevis, Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 19, 2008 by the following persons on behalf of the Registrant and in the capacities indicated.

By:	/s/ HAROLD C. BEVIS Harold C. Bevis, Chief Executive Officer and Director (Principal Executive Officer)
By:	/s/ THOMAS C. SPIELBERGER Thomas C. Spielberger, Chief Financial Officer (Principal Financial and Accounting Officer)
By:	/s/ JOHN D. BOWLIN John D. Bowlin, Director
By:	/s/ EDWARD A. LAPEKAS Edward A. Lapekas, Director
By:	/s/ EUGENE I. DAVIS Eugene I. Davis, Director
By:	/s/ DAVID G. ELKINS David G. Elkins, Director
By:	/s/ TIMOTHY J. WALSH Timothy J. Walsh, Director
By:	/s/ STEPHEN V. MCKENNA Stephen V. McKenna, Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Pliant Corporation

        We have audited the accompanying consolidated balance sheets of Pliant Corporation and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows and changes in stockholders' deficit for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pliant Corporation and Subsidiaries at December 31, 2007 and 2006 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Notes 1 and 8 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, as of January 1, 2007. As discussed in Notes 1 and 9 to the consolidated financial statements, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements Nos. 87, 88, 106 and 132(R), as of December 31, 2006.

/s/ ERNST & YOUNG, LLP Chicago, Illinois March 18, 2008

PLIANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2007 and 2006 (Dollars in Thousands, Except per Share Data)

	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,258	$4,199
Receivables:
Trade accounts, net of allowances of $3,465 and $3,751, respectively	124,336	137,042
Other	3,254	3,435
Inventories	108,358	100,103
Prepaid expenses and other	6,269	7,279
Income taxes receivable	1,884	998
Deferred income taxes	9,145	13,754

Total current assets	260,504	266,810
PLANT AND EQUIPMENT, net	311,756	304,443
GOODWILL	72,527	72,257
OTHER INTANGIBLE ASSETS, net	11,081	12,389
OTHER ASSETS	20,111	21,858

Total assets	$675,979	$677,757

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$1,102	$975
Trade accounts payable	93,178	81,231
Accrued liabilities:
Interest payable	12,079	10,055
Customer rebates	8,787	7,403
Other	36,544	44,463

Total current liabilities	151,690	144,127
LONG-TERM DEBT, net of current portion	751,465	736,656
OTHER LIABILITIES	22,605	29,446
DEFERRED INCOME TAXES	18,163	31,287

Total liabilities	943,923	941,516

STOCKHOLDERS' DEFICIT:
Redeemable Preferred Stock—Series AA—335,650 shares authorized, par value $.01 per share, with a redemption and liquidation value of $1,000 per share plus accumulated dividends, 335,592 shares outstanding at December 31, 2007 and December 31, 2006	247,355	198,899
Redeemable Preferred Stock—Series M—8,000 shares authorized, par value $.01 per share, 8,000 shares outstanding at December 31, 2007 and no shares outstanding at December 31, 2006	—	—
Common stock—par value $.01 per share; 100,050,000 shares authorized, 100,003 shares outstanding at December 31, 2007 and December 31, 2006	1	1
Paid in capital	155,341	154,521
Accumulated deficit	(658,163)	(598,934)
Accumulated other comprehensive loss	(12,478)	(18,246)

Total stockholders' deficit	(267,944)	(263,759)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$675,979	$677,757

See notes to consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2007, 2006 and 2005 (Dollars in Thousands)

	2007	2006	2005
NET SALES	$1,096,924	$1,158,995	$1,072,840
COST OF SALES	968,489	1,017,771	939,709

Gross profit	128,435	141,224	133,131

OPERATING EXPENSES:
Selling, general and administrative	65,963	71,318	77,051
Research and development	11,133	8,707	8,705
Impairment of goodwill	—	109,984	—
Impairment of fixed assets	—	280	—
Restructuring and other costs	9,949	(641)	2,436
Reorganization and other costs	2,154	82,369	3,802

Total operating expenses	89,199	272,017	91,994

OPERATING INCOME (LOSS)	39,236	(130,793)	41,137
INTEREST EXPENSE—Current and Long Term debt	(87,240)	(79,657)	(114,294)
INTEREST EXPENSE—Dividends and accretion on Redeemable Preferred Stock	—	(271)	(40,778)
GAIN ON EXTINGUISHMENT OF DEBT	32,508	393,665	—
OTHER INCOME, net	353	2,142	4,082

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(15,143)	185,086	(109,853)

INCOME TAX EXPENSE (BENEFIT):
Current	1,509	2,352	1,112
Deferred	(5,168)	(2,343)	905

Total income tax expense (benefit)	(3,659)	9	2,017

INCOME (LOSS) FROM CONTINUING OPERATIONS	(11,484)	185,077	(111,870)
LOSS FROM DISCONTINUED OPERATIONS	—	—	(1,096)

NET INCOME (LOSS)	$(11,484)	$185,077	$(112,966)

See notes to consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the years Ended December 31, 2007, 2006 and 2005 (In Thousands)

		Preferred Stock				Common Stock
		Series AA		Series M		Delaware Corporation			Utah Corporation
	Total	Shares	Amount	Shares	Amount	Shares	Amount	Paid In Capital	Shares	Amount	Warrants to Purchase Common Stock	Accumulated Deficit	Stockholders' Notes Receivable	Accumulated Other Comprehensive Loss
BALANCE—December 31, 2004	$(520,968)	—	$—	—	$—	—	—	—	543	$103,376	$39,133	$(650,974)	$(660)	$(11,843)

Comprehensive loss:
Net Loss	(112,966)											$(112,966)
Minimum pension liability adjustment, net of taxes	(5,861)													(5,861)
Foreign currency translation adjustment	(1,887)													(1,887)

Comprehensive loss:	(120,714)
BALANCE—December 31, 2005	$(641,682)	—	$—	—	$—	—	—	—	543	$103,376	$39,133	$(763,940)	$(660)	$(19,591)

Reorganization
Issuance of Delaware Corporation stock	178,827	335	$178,828	—	$—
Issuance of Delaware Corporation stock	$3,516					100	$1	$3,515
Retirement of Utah Corporation Stock	$9,157							$151,006	(543)	$(103,376)	$(39,133)	$—	$660

	$(450,182)	335	$178,828	—	$—	100	$1	$154,521	—	$—	$—	$(763,940)	$—	$(19,591)
Comprehensive income:
Net Income	185,077					—	—		—	—	—	$185,077	$—
Minimum pension liability adjustment, net of taxes	2,336													$2,336
Foreign currency translation adjustment	(142)													$(142)

Comprehensive income:	187,271
Preferred stock dividends	—		20,071									(20,071)
Adjustment to initially apply SFAS 158, net of taxes	(849)													(849)

BALANCE—December 31, 2006	$(263,759)	335	$198,899	—	$—	100	$1	$154,521	—	$—	$—	$(598,934)	$—	$(18,246)

Cumulative effect of adoption of FIN 48	$711											$711

Adjusted Balance—January 1, 2007	$(263,048)	335	$198,899	—	$—	100	$1	$154,521	—	$—	$—	$(598,223)	$—	$(18,246)

Comprehensive loss:
Net Loss	(11,484)					—	—		—	—	—	(11,484)	—
Change in unrecognized pension benefit costs	566													566
Foreign currency translation adjustment	5,202													5,202

Comprehensive loss:	(5,716)

Issuance of Series M Preferred Stock	820							820
Preferred stock dividends	—		48,456									(48,456)

BALANCE—December 31, 2007	$(267,944)	335	$247,355	—	$—	100	$1	$155,341	—	$—	$—	$(658,163)	$—	$(12,478)

See notes to consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2007, 2006 and 2005 (Dollars in Thousands)

	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$(11,484)	$185,077	$(112,966)
Adjustments to reconcile net income (loss) to net cash provided by (used in) continuing operating activities:
Depreciation and amortization	44,903	40,630	40,538
Impairment of fixed assets	1,427	280	—
Amortization and write-off of deferred financing costs and accretion of debt discount	5,839	22,632	15,244
Payment-in-kind interest on debt	36,911	32,635	19,678
Deferred dividends and accretion on preferred shares	—	271	40,778
Write off of original issue debt discount and premium	—	30,458	—
Deferred income taxes	(5,168)	(2,343)	905
Provision for losses on accounts receivable	2,095	404	2,608
Loss from discontinued operations	—	—	1,096
Non-cash other operating costs	664	—	—
Write down of impaired goodwill	—	109,984	—
(Gain) or loss on disposal of assets	163	(1,870)	(4,452)
Gain on extinguishment of debt	(32,508)	(393,665)	—
Minority Interest		—	(33)
Changes in operating assets and liabilities:
Trade accounts receivable	12,598	(3,550)	(19,391)
Other receivables	272	1,033	3,658
Inventories	(6,658)	6,997	(12,406)
Prepaid expenses and other	477	(523)	(3,173)
Intangible assets and other assets	(2,105)	7,444	(5,683)
Trade accounts payable	10,932	29,874	(44,776)
Accrued liabilities	(4,942)	(2,750)	19,993
Income taxes payable/receivable	(3,746)	472	(1,376)
Other liabilities	(5,893)	(3,923)	2,688

Net cash provided by (used in) continuing operating activities	43,777	59,567	(57,070)

Cash flows from continuing investing activities:
Capital expenditures for plant and equipment	(43,465)	(40,521)	(33,502)
Proceeds from sale of assets	229	2,677	5,190

Net cash used in continuing investing activities	(43,236)	(37,844)	(28,312)

Cash flows from continuing financing activities:
Payment of financing fees	(2,352)	(8,799)	(12,130)
Net proceeds (net of repurchases) from issuance of common stock, preferred stock	157	(76)	(12)
Proceeds from issuance of senior subordinated debt	24,000	—	—
Repayment of senior subordinated debt	(22,593)	—	—
Borrowings under revolver	5,000	113,579	106,924
Repayments of revolver and term debt due to refinancing	—	(130,924)	—
Payments of capital lease obligations	(834)	(1,638)	(2,048)

Net cash provided by (used in) continuing financing activities	3,378	(27,858)	92,734

Cash used in discontinued operations	—	—	(195)

Effect of exchange rate changes on cash and cash equivalents	(860)	(2,468)	65

Net increase (decrease) in cash and cash equivalents	3,059	(8,603)	7,222
Cash and cash equivalents, beginning of the year	4,199	12,802	5,580

Cash and cash equivalents, end of the year	$7,258	$4,199	$12,802

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$41,464	$41,748	$60,890

Income taxes	$2,406	$2,185	$2,507
Supplemental schedule of non-cash investing and financing activities:
Plant and equipment acquired under capital leases	$4,998	$7,401	$4,392

See notes to consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

        Nature of Operations    Pliant Corporation and its subsidiaries (collectively "Pliant" or the "Company") produce polymer-based (plastic), value-added films for flexible packaging, personal care, medical, agricultural and industrial applications. Our manufacturing facilities are located in the United States, Canada, Mexico, Germany and Australia.

        Principles of Consolidation    The consolidated financial statements include the accounts of Pliant Corporation and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

        Bankruptcy Filing    On January 3, 2006, Pliant and ten subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"). The cases are being jointly administered under the caption "In re: Pliant Corporation, et al., Case No. 06-10001". Three of Pliant's subsidiaries with Canadian operations commenced ancillary proceedings in a Canadian court to recognize the bankruptcy proceedings as "foreign proceedings" pursuant to Canada's Companies' Creditors Arrangement Act ("CCAA"). Pliant's subsidiaries in Australia, Germany and Mexico were not included in the filings.

        On June 19, 2006, the Company filed with the Bankruptcy Court its Fourth Amended Joint Plan of Reorganization (the "Plan") which was approved by the Bankruptcy Court on June 23, 2006. On July 18, 2006, the Company consummated its reorganization through a series of transactions contemplated in the Plan. See Note 20 "Reorganization" for further details. On July 18, 2006, the Company filed with the Bankruptcy Court a notice announcing the effectiveness of the Plan and the Company emerged from bankruptcy.

        American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"), applied to the Company's financial statements while the Company operated under the provisions of Chapter 11. SOP 90-7 generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization of the business are reported separately as reorganization costs in the statements of operations. Liabilities affected by implementation of a plan of reorganization are reported at amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, reorganization related items that significantly impact cash provided by continuing operations are disclosed separately in the statement of cash flows.

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

PLIANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

rebates made to customers based on an estimate of the amount of the rebate at the time the sale is recorded.

        Accounts Receivable    Accounts receivable consist primarily of amounts due to the Company from its normal business activities. Accounts receivable amounts are determined to be past due when the amount is overdue based on contractual terms. The Company maintains an allowance for doubtful accounts to reflect the expected uncollectibility of accounts receivable based on past collection history and specific risks identified among uncollected amounts. Accounts receivable are charged off against the allowance for doubtful accounts when we have determined that the receivable will not be collected. Collateral is generally not required for accounts receivable. Two customers represented approximately 13% of consolidated receivables at December 31, 2007 and two customers represented approximately 13% of consolidated receivables at December 31, 2006.

        Inventories    Inventories consist principally of finished film and packaging products and the raw materials necessary to produce them. Inventories are carried at the lower of cost (on a first-in, first-out basis) or market value. Resin costs comprise the majority of our total manufacturing costs. Resin shortages or significant increases in the price of resin could have a significant adverse effect on the Company's business.

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

        Goodwill and Other Intangible Assets    Goodwill is deemed to have indefinite live and not amortized, but subject to an annual impairment test based on the fair value of the assets. Amortization of intangible assets is computed using the straight-line method over the estimated economic useful lives of 5-15 years. The Company evaluates the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit's carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the discounted cash flow method, a variation of the

PLIANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

income approach, and the guideline company approach, a variation of the market approach. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.

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

        Foreign Currency Translation    The accounts of the Company's foreign subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and an average exchange rate for each month for revenues, expenses, gains and losses. Transactions are translated using the exchange rate at each transaction date. Where the local currency is the functional currency, translation adjustments are recorded as a separate component of stockholders' equity (deficit). Where the U.S. dollar is the functional currency, translation adjustments are recorded in other income within current operations.

        Shipping and Handling Costs.    Shipping and handling costs are included in cost of sales.

        Accounting For Stock-Based Compensation Plans    As of December 31, 2007, the Company had no stock based compensation plans for which grants were issued. For 2005, the Company applied

PLIANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock-based compensation plans as they relate to employees and directors. Had compensation cost for all the outstanding options been determined in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," our net loss for the years ended December 31, 2005 would have been the following pro forma amount (in thousands):

2005
As reported	$(112,966)
Pro forma stock compensation expense	(47)

Pro forma	$(113,013)

        The fair market value of each option was estimated on the date of grant using the Black-Scholes option valuation model based on the following assumptions for 2005, respectively: risk free rate of return of 4.0% in 2005; expected life of 4 years to 9 years; dividend yield of 0%; and volatility of 40%, The weighted average fair value of the options as determined by the minimum value option-pricing model was $146 per share for 2005.

        Reclassifications    Certain reclassifications have been made to the consolidated financial statements for comparative purposes.

  New Accounting Pronouncements

        In July 2006, the FASB issued Statement of Financial Accounting Standards Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective January 1, 2007. The cumulative affect of adopting FIN 48, which was a credit of $0.7 million, has been reported as an adjustment to the opening balance of retained earnings.

        In September 2006, the FASB issued SFAS No. 158 ("SFAS 158"), Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS 158 requires an employer to recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status, measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes are reported in comprehensive income and as a separate component of shareholders' equity. SFAS 158 does not change the amount of net periodic benefit cost included in net earnings. The requirement to recognize the funded status of defined benefit postretirement plans is effective for the Company as of December 31, 2006. The Company adopted the recognition and measurement provisions of SFAS 158 for the year ended December 31, 2006 and recognized $849 of accumulated comprehensive loss, net of tax. The Company's measurement date for its defined benefit and post-retirement benefit plans was December 31, 2007 and 2006.

PLIANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

        In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"), which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in acquiree and the goodwill acquired. The Statement also establishes disclosure requirements, which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

2. Inventories

        Inventories consisted of the following at December 31 (in dollars in thousands):

	2007	2006
Finished goods	$56,772	$45,564
Raw materials and other	40,507	44,656
Work-in-process	11,079	9,883

Total	$108,358	$100,103

3. Restructuring and Other Costs

        Restructuring and other costs include plant closing costs (including costs related to relocation of manufacturing equipment), charges for impairment of fixed assets related to plant closures, office closing costs and other costs related to workforce reductions. The following table summarizes restructuring and other costs for the three years ended December 31 (in dollars in thousands):

	2007	2006	2005
Plant Closing Costs:
Severance	$1,622	$—	$415
Relocation of production lines	797	—	—
Leases	405	705	1,869
Other plant closing costs	2,959	(967)	363
Office closing and workforce reduction costs
Severance	2,682	—	(84)
Leases	—	(379)	—
Other office closure costs	57	—	(127)

Total Plant/Office	8,522	(641)	2,436
Fixed asset impairments related to plant closures	1,427	—	—

Total Restructuring and other costs	$9,949	$(641)	$2,436

        Restructuring and other costs for the year ended December 31, 2007 includes $6.8 million of severance, production line relocation, lease and other costs associated with closure of our Langley, British Columbia facility, $0.3 million of severance and other costs associated with closure of our Barrie, Ontario operations, $1.4 million associated with the restructuring of our Canadian sales and

PLIANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Restructuring and Other Costs (Continued)

administration functions, and $1.3 million of severance costs associated with our 2007 reduction in workforce.

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

        Restructuring and other costs for the year ended December 31, 2005 included $1.9 million in lease termination costs associated with our Shelbyville, Indiana facility, $0.3 million in severance costs associated with the sale of our Alliant business and $0.2 million in severance and other current costs associated with the Company's 2004 plant shutdown in Harrisville, Rhode Island.

        The following table summarizes the roll-forward of the reserve from December 31, 2006 to December 31, 2007 (dollars in thousands):

			Accruals for the Year Ended December 31, 2007
	12/31/2006										12/31/07
							Other Plant Closure Costs
	# Employees Terminated	Accrual Balance	Additional Employees	Severance	Relocated Production Lines	Leases			Total	Payments / Charges	# Employees Terminated	Accrual Balance
Plant Closing Costs:
Leases	—	$2,430	—	$—	$—	$114	$		$114	$(1,624)	—	$920
Langley	—	—	120	1,386	797	232		4,350	6,765	(6,558)	6	207
Barrie	—	—	19	236	—	59		36	331	(312)	—	19

	—	$2,430	139	$1,622	$797	$405		$4,386	$7,210	$(8,494)	6	$1,146

Office Closing and Workforce Reduction Costs:
Canadian Restructuring	—	$—	7	$1,391	$—	$—		$48	$1,439	$(1,439)	—	$—
2007 Workforce Reduction	—	—	68	1,291	—	—		9	1,300	(837)	49	463

TOTAL	—	$2,430	214	$4,304	$797	$405		$4,443	$9,949	$(10,770)	55	$1,609

PLIANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Restructuring and Other Costs (Continued)

        The following table summarizes the roll-forward of the reserve from December 31, 2005 to December 31, 2006 (dollars in thousands):

			Accruals for the Year Ended December 31, 2006
	12/31/2005									12/31/2006
							Other Plant Closure Costs
	# Employees Terminated	Accrual Balance	Additional Employees	Severance	Relocated Production Lines	Leases		Total	Payments / Charges	# Employees Terminated	Accrual Balance
Plant Closing Costs:
Merced	54	$1,000	—	$—	$—	$—	$(700)	$(700)	$(300)	—	$—
Rhode Island	49	5	—	—	—	—	3	3	(8)	—	—
Leases	—	2,845	—	—	—	705	(206)	499	(914)	—	2,430
Alliant	19	2	—	—	—	—	(64)	(64)	62	—	—

	122	$3,852	—	$—	$—	$705	$(967)	$(262)	$(1,160)	—	$2,430

Office Closing and Workforce Reduction Costs:
Leases	—	$379	—	$—	$—	$—	$(379)	$(379)	$—	—	$—

	—	$379	—	$—	$—	$—	$(379)	$(379)	$—	—	$—

TOTAL	122	$4,231	—	$—	$—	$705	$(1,346)	$(641)	$(1,160)	—	$2,430

Plant Closing Costs:

        2007—During 2007, the Company restructured its Canadian operations by closing its Langley, British Columbia plant and consolidating its production lines into other Printed Products segment facilities, closing its Barrie, Ontario operations and consolidating its product lines into its Toronto, Ontario facility within its Industrial segment and restructuring its sales, and administrative functions for its Engineered Films and Industrial Films segments. Severance, production line relocation, lease and other plant closing related costs for these activities totaled $8.5 million with $5.7 million, $1.0 million, $1.0 million and $0.8 million, respectively recorded in its Printed Products, Engineered Films, Corporate and Industrial Film segments. In addition, the Company implemented a reduction in workforce whereby approximately seventy employees were severed for a total cost of $1.3 million of which $0.8 million, $0.3 million and $0.1 million, respectively were recorded at Corporate, and in the Engineered Films and Industrial Films segments.

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

PLIANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Plant and Equipment

        The cost and the related accumulated depreciation at December 31 is as follows (in thousands):

	2007	2006
Land and improvements	$7,146	$6,838
Buildings and improvements	79,019	73,517
Machinery and equipment	512,474	482,312
Computer equipment and software	39,203	36,889
Furniture, fixtures and vehicles	6,084	5,888
Leasehold improvements	5,381	5,250
Construction in progress	30,123	17,505

	679,430	628,199
Less accumulated depreciation and amortization	(367,674)	(323,756)

Plant and equipment, net	$311,756	$304,443

        The depreciation expense for the years ended December 2007, 2006 and 2005 was $42.4 million, $38.1 million and $38.0 million, respectively.

        During the year ended December 31, 2007 the Company recorded in restructuring expenses a $1.4 million impairment charge in connection with the closure of its Langley, British Columbia production facility in its Printed Products segment. During the year ended December 31, 2006, the Company recorded impairment changes of $0.3 million to scrap a minor piece of equipment in its Industrial Films segment.

5. Goodwill and Intangible Assets

        In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets". SFAS 142, effective for fiscal years beginning after December 15, 2001, requires that ratable amortization of goodwill be replaced with periodic tests of goodwill impairment and that intangible assets, other than goodwill, which have determinable useful lives, be amortized over their useful lives. As required by SFAS 142, the Company stopped amortizing goodwill effective January 1, 2002 and evaluates goodwill for impairment under SFAS 142 guidelines. The Company's annual impairment test is conducted on October 1 of each year based on a methodology including prices of comparable businesses and discounted cash flows. See Note 1 "Summary of Significant Accounting Policies" for further details. Based on the 2005 annual impairment tests, no impairments were recorded. Based upon the 2006 annual impairment test, goodwill was impaired in our Specialty Films and Printed Products segments and goodwill write downs totally $110.0 million were recorded, as the implied fair values of these two reporting units were estimated to be below their respective goodwill carrying values. This impairment was triggered by rising resin prices from September 2005 increasing the carrying values of inventories and receivables in both segments, and, when coupled with the impact on accounts payable or reduction in credit terms, resulted in increased carrying values of net assets in excess of the calculated implied fair value. Based on the 2007 annual impairment tests, no impairments were recorded.

PLIANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Goodwill and Intangible Assets (Continued)

        The Company has four operating segments, all of which have goodwill. The changes in the carrying value of goodwill for the year ended December 31, 2006 and 2007 were as follows (in thousands):

	Specialty Films	Printed Products	Industrial Films	Engineered Films	Corporate/ Other	Total
Balance as of December 31, 2005	$82,174	$49,405	$2,450	$48,216	$—	$182,245
Foreign exchange rate adjustment	—	—	(5)	1	—	(4)
Goodwill impairment	(60,579)	(49,405)	—	—	—	(109,984)

Balance as of December 31, 2006	$21,595	$—	$2,445	$48,217	$—	$72,257
Foreign exchange rate adjustment	—	—	270	—	—	270

Balance as of December 31, 2007	$21,595	$—	$2,715	$48,217	$—	$72,527

        Other intangible assets, are as follows as of December 31 (in thousands):

	2007		2006
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Other intangible assets:
Customer lists	$24,254	$(14,437)	$23,144	$(12,204)
Other	23,126	(21,862)	22,873	(21,424)

Total	$47,380	$(36,299)	$46,017	$(33,628)

        The weighted average remaining amortization periods for customer lists is 5.3 and 6.2 years for 2007 and 2006, respectively. The weighted average remaining amortization periods for other intangibles is 0.6 and 0.7 years for 2007 and 2006, respectively.

        The estimated amortization for each of the next five years on the other intangible assets included above is as follows (in thousands):

Year Ending December 31
2008	$2,235
2009	2,122
2010	2,122
2011	2,122
2012	2,031

        Amortization expense for other intangible assets was approximately $2.5 million, $2.6 million, and $2.5 million, for the years ended December 31, 2007, 2006 and 2005, respectively.

PLIANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Long-Term Debt

        Long-term debt as of December 31, consists of the following (in thousands):

	2007	2006
Credit Facilities:
Revolver, variable interest, 8.1% and 8.1% as of December 31, 2007 and 2006, respectively	$118,579	$113,579
Senior secured discount notes at 11.35% (formerly 111/8%) (2004 Notes)	7,825	7,808
Senior secured notes, interest at 111/8% (2003 Notes)	250,000	250,000
Senior secured notes, interest at 11.85% (formerly 115/8%) (Amended 2004 Notes)	339,276	302,382
Senior subordinated notes, interest at 18.0% (2007 Notes)	24,000	—
Senior subordinated notes, interest at 13% (2006 Notes)	—	55,101
Obligations under capital leases	12,887	8,761

Total	752,567	737,631
Less current portion	(1,102)	(975)

Long-term portion	$751,465	$736,656

        The scheduled maturities of long-term debt by year, as of December 31, 2007 are as follows (in thousands):

Year Ending December 31,
2008	$1,102
2009	716,919
2010	1,375
2011	1,399
2012	24,490
Thereafter	7,282

Total debt as of December 31, 2007	$752,567

Current Credit Facilities

        On July 18, 2006, the Company and/or certain of its subsidiaries entered into (i) a Working Capital Credit Agreement, among the Company, certain of its subsidiaries, the lenders party thereto, Merrill Lynch Bank USA, as administrative agent, and Merrill Lynch Commercial Finance Corp., as sole lead arranger and book manager (the "Working Capital Credit Agreement"), and (ii) a Fixed Asset Credit Agreement, among Pliant Corporation Pty Ltd., Pliant Corporation of Canada Ltd., Pliant Film Products GmbH and Aspen Industrial, S.A. de C.V., as borrowers, the lenders party thereto, Merrill Lynch Bank USA, as administrative agent, and Merrill Lynch Commercial Finance Corp., as sole lead arranger and book manager (the "Fixed Asset Credit Agreement", and together with the Working Capital Credit Agreement, the "Revolving Credit Facilities"). The Revolving Credit Facilities provide up to $200 million of total commitments, subject to the previously disclosed borrowing base. The Working Capital Credit Agreement includes a $20 million letter of credit sub-facility, with letters of credit reducing availability thereunder, and each of the Revolving Credit Facilities includes sub-limits

PLIANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Long-Term Debt (Continued)

for loans to certain of the foreign subsidiaries of the Company which are borrowers under the Revolving Credit Facilities.

        The Revolving Credit Facilities will mature on the earlier of (a) July 18, 2011 or (b) one month prior to the respective maturity dates of the Company's senior notes if these senior notes have not been refinanced in full: May 15, 2009 with respect to the Company's 2004 Notes and Amended 2004 Notes, and August 15, 2009 with respect to the Company's 2003 Notes. The interest rates for all loans other than those made to the Company's German subsidiary range from, in the case of alternate base rate loans, the alternate base rate (either prime rate or .50% over the Federal Funds Rate) plus 1.75% to the alternate base rate plus 2.00% and, in the case of Eurodollar loans, LIBOR plus 2.75% to LIBOR plus 3.00%, in each case depending on the amount of available credit. The interest rates for loans made in connection with the loans to the Company's German subsidiary are, in the case of alternate base rate loans, the alternate base rate plus 5.00% and, in the case of Eurodollar loans, LIBOR plus 6.00%. The commitment fee for the unused portion of the Revolving Credit Facilities is 0.375% per annum.

        The Revolving Credit Facilities contain covenants that will limit the ability of Pliant and its subsidiaries, subject to certain exceptions, to, among other things, incur or guarantee additional indebtedness, issue preferred stock or become liable in respect of any obligation to purchase or redeem stock, create liens, merge or consolidate with other companies, change lines of business, make certain types of investments, sell assets, enter into certain sale and lease-back and swap transactions, pay dividends on or repurchase stock, make distributions with respect to certain debt obligations, enter into transactions with affiliates, restrict dividends or other payments from the Company's subsidiaries, modify corporate and certain material debt documents, cancel certain debt, or change its fiscal year or accounting policies. The Revolving Credit Facilities also require the Company to comply with a fixed charge coverage ratio of 1.00 to 1.00 for the first year of the facility and of 1.10 to 1.00 thereafter; provided, that such coverage ratio shall only apply during periods in which the amount of availability is and remains less than $20 million for a specified number of days. Once the amount of availability increases and remains above $20 million for a specified number of days, such coverage ratio becomes inapplicable. In addition, the amount of availability under the Revolving Credit Facilities must not be less than $10 million at any time. The loans will automatically become immediately due and payable without notice upon the occurrence of an event of default involving insolvency or bankruptcy of the Company or any of its subsidiaries. Upon the occurrence and during the continuation of any other event of default under the Revolving Credit Facilities, by notice given to the Company, the administrative agent of the Revolving Credit Facilities may, and if directed by the Required Lenders (as defined in the Revolving Credit Facilities) must, terminate the commitments and/or declare all outstanding loans to be immediately due and payable.

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

PLIANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Long-Term Debt (Continued)

        As of December 31, 2007, the Company had borrowings of $118.6 million and availability of $50.1 million under the Revolving Credit Facilities, along with $7.3 million in cash.

Prior Credit Facility

        On January 4, 2006, the Company entered into the Senior Secured, Super Priority, Primary Debtor-in-Possession Credit Agreement dated as of January 4, 2006 ("DIP Credit Facility"), among the Company and certain other debtors, as joint and several borrowers, General Electric Capital Corporation, as administrative agent, collateral agent and lender, Morgan Stanley Senior Funding, Inc., as syndication agent and lender, and the lenders from time to time party thereto. The DIP Credit Facility provided for a $200 million commitment of debtor-in-possession financing to fund the working capital requirements of Pliant and of Pliant's subsidiaries that were Debtors during the pendency of the bankruptcy proceeding. Although the DIP Credit Facility was nominally in the amount of $200 million, availability was reduced by the aggregate borrowing base of $131.2 million under the Amended and Restated Credit Agreement (defined below) as of the bankruptcy filing.

        The DIP Credit Facility provided the Company with up to approximately $68.8 million of additional liquidity, subject to a borrowing base calculated based upon specified percentages of the Debtors' eligible current and fixed assets, minus $10 million and other reserves. The Company made no borrowings under the DIP Credit Facility. The DIP Credit Facility was terminated upon the Company's emergence from bankruptcy and replaced with the Revolving Credit Facilities described above. In addition, approximately $1.5 million of capitalized financing fees associated with the DIP Credit Facility were written off upon emergence.

        On November 21, 2005, the Company entered into the Amended and Restated Credit Agreement ("Amended and Restated Credit Agreement") providing up to $140 million of total availability, subject to certain borrowing base limitations. The Amended and Restated Credit Agreement included a $25 million letter of credit sub-facility, with letters of credit reducing availability under the Amended and Restated Credit Agreement.

        On December 31, 2005, an Event of Default occurred under the Amended and Restated Credit Agreement as a result of our failure to make the interest payments due on December 1, 2005 to holders of the Company's 13% Senior Subordinated Notes due 2010 (the "2000/2002 Notes"). Upon the bankruptcy filing and execution of the DIP Credit Facility described above, the commitments under the Amended and Restated Credit Agreement were terminated. The $130.9 million of borrowings as of December 31, 2005 remained outstanding until the Company's emergence from bankruptcy, at which time they were refinanced through the Revolving Credit Facilities.

2007 Notes

        On June 14, 2007, the Company entered into the 2007 Note Indenture among the Company and Pliant Corporation International, Pliant Film Products of Mexico, Inc., Pliant Packaging of Canada, LLC, Pliant Solutions Corporation, Uniplast Holdings, Inc., Uniplast U.S., Inc. and Uniplast Industries Co., as guarantors (collectively, the "2007 Note Guarantors"), and the Bank of New York Trust Company, N.A., as trustee (the "2007 Note Trustee") with respect to the issuance on such date of the Company's 18% Senior Subordinated Notes due 2012 (the "2007 Notes") in an aggregate principal amount of $24 million (the "2007 Notes Indenture"). The 2007 Note Indenture provides that interest will accrue on the 2007 Notes from the date of issuance at the rate of 18% per annum until maturity

PLIANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Long-Term Debt (Continued)

on July 15, 2012 and will be payable semi-annually on each January 15 and July 15, commencing July 15, 2007, to holders of record of the 2007 Notes on the immediately preceding January 1 or July 1. Pursuant to the 2007 Note Indenture, the Company may redeem the 2007 Notes in whole or in part at the applicable redemption price, which in each of the first four years is equal to a de-escalating premium over par, plus accrued and unpaid interest to the redemption date, as set forth in the 2007 Notes. The 2007 Note Indenture provides the holders of the 2007 Notes with the right to require the Company to repurchase the 2007 Notes at a repurchase price equal to the then applicable redemption price plus accrued and unpaid interest upon a change of control of the Company (as defined in the 2007 Note Indenture). The 2007 Note Indenture does not provide for a sinking fund with respect to the 2007 Notes. The 2007 Notes Indenture contains customary provisions that may result in an event of default, after notice and expiration of a cure period in certain circumstances, and acceleration of the indebtedness thereunder, including failure to timely pay principal and interest on the 2007 Notes or comply with the covenants set forth in the 2007 Note Indenture.

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

2006 Notes

        In connection with the Plan, on July 18, 2006, the Company entered into the 2006 Notes Indenture with respect to the issuance on such date of the Company's 13% Senior Subordinated Notes due 2010 (the "2006 Notes") in an aggregate principal amount of $34.97 million. Pursuant to SFAS 15, Accounting for Debtors and Creditors for Trouble Debt Restructuring, on July 18, 2006 the 2006 Notes were recorded at aggregate principal plus interest to maturity of $20.1 million or a total of $55.1 million. On July 16, 2007 the entire $39.6 million aggregate principal amount of 2006 Notes then outstanding were redeemed in accordance with the 2006 Note Indenture, for an aggregate redemption price of $20 million plus accrued interest thereon from July 18, 2006 in the amount of $2.6 million and the difference between this of $22.6 million and $55.1 million, or $32.5 million, was recognized as a gain on extinguishment of debt.

Amended 2004 Notes

        As of December 31, 2007, the Company had $339.3 million aggregate principal amount of 11.85% (formerly 11 5/8%) Senior Secured Notes due 2009 (the "Amended 2004 Notes") outstanding. The Amended 2004 Notes accrued payment-in-kind interest at the rate of 11 5/8% from the date of issuance

PLIANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Long-Term Debt (Continued)

until July 18, 2006, on which date the interest rate was increased by .225% to 11.85% in accordance with the Plan. Such incremental interest rate increase of .225% also accrues as payment-in-kind interest. The Amended 2004 Notes mature on June 15, 2009 and interest is payable semi-annually on each June 15 and December 15.

        The Amended 2004 Notes are secured on a first-priority basis by a security interest in our real property, fixtures, equipment, intellectual property and other assets other than the second-priority collateral and on a second-priority basis by a security interest in substantially all our inventory, receivables and deposit accounts, 100% of the capital stock of or other equity interests in existing and future domestic subsidiaries and foreign subsidiaries that are note guarantors, 65% of the capital stock of or other equity interests in existing and future first-tier foreign subsidiaries that are not note guarantors, investment property and certain other assets of the Company and the note guarantors. The Amended 2004 Notes are guaranteed by the Company's existing and future domestic restricted subsidiaries and certain foreign subsidiaries.

        On or after December 15, 2007, the Company may redeem some or all of the Amended 2004 Notes at the following redemption prices (expressed as percentages of the sum of the principal amount plus accrued and unpaid interest); 108.719% if redeemed on or after December 15, 2007 and prior to June 15, 2008; 105.813% if redeemed on or after June 15, 2008 and prior to December 15, 2008; 102.906% if redeemed on or after December 15, 2008 and prior to June 15, 2009; and 100.000% if redeemed on June 15, 2009.

2004 Notes

        As of December 31, 2007, the Company had $7.8 million of 11.35% (formerly 11 1/8%) Senior Secured Discount Notes due 2009 (the "2004 Notes") outstanding. The 2004 Notes accreted at the rate of 11 1/8% from the date of issuance until July 18, 2006, on which date the interest rate was increased by .225% to 11.35% in accordance with the Plan. The 2004 Notes accreted at the rate of 11.35% until December 15, 2006 to an aggregate principal amount of $1,000.88 per $1,000 stated principal amount. Commencing on December 15, 2006, interest on the 2004 Notes began accruing at the rate of 11.35% with such incremental interest rate increase of .225% accruing as payment-in-kind interest and the remaining 11 1/8% payable in cash semiannually on June 15 and December 15, commencing on June 15, 2007. The 2004 Notes mature on June 15, 2009.

        The 2004 Notes are secured by a first-priority security interest in the first-priority note collateral and a second-priority security interest in the second-priority note collateral. The 2004 Notes are guaranteed by the Company's existing and future domestic restricted subsidiaries and certain foreign subsidiaries.

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

PLIANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Long-Term Debt (Continued)

2003 Notes

        As of December 31, 2007, the Company had $250 million of 11 1/8% Senior Secured Notes due 2009 (the "2003 Notes") outstanding. The 2003 Notes accrued interest from the date of issuance through September 30, 2006 at the rate of 11 1/8% and will continue to accrue interest at such rate through the date of maturity. The 2003 Notes mature on September 1, 2009 and interest is payable in cash semiannually on each March 1 and September 1. On July 18, 2006, in accordance with the Plan, the Company paid to the trustee with respect to the 2003 Notes, for further distribution to the holders thereof, an aggregate cash payment of $18.5 million, $14.5 million of which represented the interest payment due on March 1, 2006 plus interest on such unpaid interest and the balance of which was a $4 million consent fee.

        The 2003 Notes rank equally with the Company's existing and future senior debt and rank senior to its existing and future subordinated indebtedness, including the 2006 Notes. The 2003 Notes are secured by a second priority security interest in both the first priority note collateral and the second priority note collateral. The 2003 Notes are guaranteed by some of the Company's subsidiaries.

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

Interest Expense

        Interest expense—current and long-term debt in the statement of operations for 2007, 2006 and 2005 are as follows (in thousands):

	2007	2006	2005
Interest expense accrued, net	$81,401	$75,044	$109,038
Recurring amortization of financing fees	5,839	4,613	5,256

TOTAL	$87,240	$79,657	$114,294

Cash interest payments	$41,464	$41,748	$60,890

        The Company capitalized interest on capital projects of $1.2 million, $0.9 million and $0.6 million in 2007, 2006 and 2005, respectively. Interest expense accrued, net for 2006 includes interest for the two days prior to the bankruptcy filing for our 2000/2002 Notes as these notes were impaired for bankruptcy proceedings, plus interest on the December 1, 2005 unpaid interest payment through January 2, 2006.

7. Leases

        Capital Leases    The Company has acquired certain land, building, machinery and equipment under capital lease arrangements that expire at various dates through 2022. At December 31, the gross

PLIANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Leases (Continued)

amounts of plant and equipment and related accumulated depreciation recorded under capital leases were as follows (in thousands):

	2007	2006
Land and building	$8,424	$4,322
Machinery and equipment	13,115	12,265

Total assets held under capital leases	21,539	16,587
Less: accumulated depreciation	(5,258)	(2,598)

	$16,281	$13,989

        In March 2007, the Company recorded a capital lease of $2 million for a warehouse facility adjacent to its production facility in Chippewa Falls, Wisconsin in its Engineered Films segment.

        In June 2007, the Company recorded a capital lease of $2.4 million on its production facility in Bloomington, Indiana in its Engineered Films segment.

        In November 2006, the Company renegotiated the terms of two capital leases and one operating lease. The new lease agreement was recorded as a capital lease with an incremental $7.4 million recorded as machinery and equipment.

        Amortization expense associated with capital leases is included in depreciation expense.

        Operating Leases    The Company has non-cancelable operating leases, primarily for vehicles, equipment, warehouse, and office space that expire through 2017, as well as month-to-month leases. The total expense recorded under all operating lease agreements in the accompanying consolidated statements of operations is approximately $6.7 million, $10.6 million, and $11.2 million, for the years ended December 31, 2007, 2006 and 2005, respectively. Future minimum lease payments under operating leases and the present value of future minimum capital lease payments (with interest rates between 8.9% and 37%) as of December 31, 2007 are as follows (in thousands):

Year Ending December 31	Operating Leases	Capital Leases
2008	$4,195	$3,337
2009	3,600	3,301
2010	1,963	3,327
2011	1,387	3,169
2012	1,027	2,116
Thereafter	1,262	11,328

Total minimum lease payments	$13,434	$26,578

Amounts representing interest		(13,691)

Present value of net minimum capital lease payments		$12,887

PLIANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Income Taxes

        The components of income (loss) from continuing operations before income taxes for the years ended December 31 are as follows (in thousands):

	2007	2006	2005
United States	$(13,090)	$186,530	$(99,739)
Foreign	(2,053)	(1,444)	(10,114)

Total	$(15,143)	$185,086	$(109,853)

        The following is a summary of domestic and foreign provisions for current and deferred income taxes and a reconciliation of the U.S. statutory income tax rate to the effective income tax rate.

        The provisions (benefits) for income taxes for the years ended December 31, are as follows (in thousands):

	2007	2006	2005
Current:
Federal	$—	$—	$—
State	259	79	77
Foreign	1,250	2,273	1,035

Total current	1,509	2,352	1,112

Deferred:
Federal	(2,175)	(2,467)	(10)
State	(1,101)	945	(18)
Foreign	(1,892)	(821)	933

Total deferred	(5,168)	(2,343)	905

Total income tax expense(benefit)	(3,659)	$9	$2,017

PLIANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Income Taxes (Continued)

        The effective income tax rate reconciliations for the years ended December 31, are as follows (in thousands):

	2007	2006	2005
Income (loss) from continuing operations before income taxes	$(15,143)	$185,086	$(109,853)

Expected income tax provision (benefit) at U.S. statutory rate of 35%	(5,300)	64,780	(38,448)
Increase (decrease) resulting from:
Cancellation of debt income	(11,378)	(137,783)	—
Loss of NOL carry forward on cancellation of debt income	1,216	61,848	—
Financial reorganization expenses	329	22,322	—
Goodwill	—	38,157	—
Accrued dividends on preferred stock	—	95	14,272
State taxes	(3,744)	7,451	(2,307)
Change in valuation allowances	20,704	(64,303)	24,396
Foreign rate difference	(1,498)	532	2,441
Interest on 2006 notes	(491)	—	—
Loss on dissolution of subsidiary	(4,911)	—	—
Other, net	1,414	6,910	1,663

Total income tax expense	$(3,659)	$9	$2,017

Effective income tax rate	24.2%	0.0%	1.8%

PLIANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Income Taxes (Continued)

        Components of net deferred income tax assets and liabilities as of December 31, are as follows (in thousands):

	2007	2006
Deferred income tax assets:
Net operating loss carry forwards	$99,364	$73,673
AMT and foreign tax credit carry forwards	4,713	4,755
Accrued pension costs	3,002	6,163
Accrued employee benefits	6,078	7,238
Accrued plant closing costs	426	382
Allowance for doubtful trade accounts receivable	955	1,125
Inventory related costs	779	676
Deferred tax asset related to FIN48	2,636	—
Other	961	4,216

	118,914	98,228
Valuation Allowance	(56,702)	(33,305)

Total deferred income tax assets	62,212	64,923

Deferred income tax liabilities:
Tax depreciation in excess of book depreciation	(60,393)	(69,058)
Amortization of intangibles	(6,322)	(6,700)
Other	(4,515)	(6,698)

Total deferred income tax liabilities	(71,230)	(82,456)

Net deferred income tax liability	$(9,018)	$(17,533)

As reported on consolidated balance sheets:
Net current deferred income tax asset	$9,145	$13,754
Net non-current deferred income tax liability	(18,163)	(31,287)

Net deferred income tax liability	$(9,018)	$(17,533)

PLIANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Income Taxes (Continued)

        In 2007, the FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes" which clarifies the application of FAS 109 by prescribing the minimum threshold a tax position must meet before being recognized in the financial statements. Under FIN 48, the financial statement effect of a tax position is initially recognized when it is more likely than not the position will be sustained upon examination. A tax position that meets the "more likely than not" recognition threshold is initially and subsequently measured as the largest amount of benefit, determined on a cumulative probability basis, that is more likely than not to be realized upon ultimate settlement with the taxing authority.

        As a result of adopting FIN 48, we recognized a $0.7 million decrease in other liabilities for unrecognized tax benefits and a corresponding cumulative effect adjustment to Retained earnings.

        A reconciliation of the total of unrecognized tax benefits at the beginning and end of the year is as follows:

(DOLLARS IN THOUSANDS)
Balance of unrecognized benefits at January 1, 2007	$2,163
Gross amount of increases in unrecognized tax benefits as a result of positions taken during a prior year	373
Gross amount of increases in unrecognized tax benefits as a result of positions taken during the current year	227
The amounts of decreases in unrecognized benefits relating to settlements with taxing authorities	—
Reduction in unrecognized tax benefits due to the lapse of applicable statute of limitation	—

Balance of unrecognized tax benefits at December 31, 2007	2,763

        All of our unrecognized tax benefits at December 31, 2007 would affect the effective tax rate if recognized. The tax years 2004-2007 remain open to examination by major United States taxing jurisdictions to which we are subject. In addition, for all tax years prior to 2004 generating an NOL, tax authorities can adjust the amount of the NOL to the extent it is utilized or reported in an open year.

        The Canadian Revenue Agency (CRA) is scheduled to commence an examination of the Company's subsidiary Pliant Packaging of Canada LLC income tax returns for 2004 to 2006 in the first quarter of 2008. As of March 1, 2008 the CRA has not begun its procedures so no proposed adjustments have been made. Management cannot estimate a range of the reasonably possible change, but the Company does not anticipate any adjustment would result in a material change to its financial position.

        Also as a result of FIN 48 we recognized a deferred tax asset of approximately $2.6 million. Due to uncertainty regarding realization a valuation allowance of approximately $2.6 million has been recorded to deferred tax asset related of FIN 48.

        We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. At December 31, 2007, we had accrued approximately $0.7 million of interest and $0.4 million of penalties related to certain tax positions, respectively.

PLIANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Income Taxes (Continued)

        The net operating loss carry forwards for federal tax purposes are approximately $228.9 million. These losses expire in 2021 through 2027. Due to uncertainty regarding realization, valuation allowances of approximately $29.4 million and $13.6 million in 2007 and 2006 respectively have been recorded to offset the deferred tax asset related to the federal net operating losses.

        The net operating loss carry forward for state tax purposes are approximately $12.6 million. These losses expire in 2010 through 2027. Due to uncertainty regarding realization, a valuation allowance of approximately $7.1 million ($4.6 million, net of federal income tax) in 2007 has been recorded to offset the deferred tax asset related to the net operating losses.

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

        The charitable contributions deduction carry forwards for federal and state tax purposes are approximately $0.4. Due to uncertainty regarding realization, a valuation allowance of approximately $0.2 has been recorded to offset the deferred tax asset related to the charitable contributions deductions.

        U.S. pension expenses of approximately $8.8 million net of deferred tax assets of approximately $3.4 million have been charged to Other Comprehensive Income. Due to uncertainty regarding realization of the deferred tax assets, a valuation allowance of approximately $3.4 million has been recorded to Other Comprehensive Income to offset the deferred tax asset.

        The net operating loss carry forwards for Mexican tax purposes are approximately $39.4 million. These losses expire in 2012 through 2017. Due to uncertainty regarding realization, a valuation allowance of approximately $11.2 million has been recorded to offset the deferred tax asset related to the net operating losses in Mexico.

        Pliant Mexico incurred Asset Taxes of approximately $0.5 million in 2007 that have been recorded as prepaid taxes since they may be refunded due to constitutional challenges or applied against future income tax liabilities. Due to uncertainty regarding realization, a valuation allowance of approximately $0.5 million has been recorded to offset the prepayments.

        The foreign tax credit carry forwards for federal tax purposes are approximately $3.6 million expiring in 2010 through 2011. Due to uncertainty regarding realization, valuation allowances of approximately $3.6 million for 2007 and 2006 has been recorded to offset the deferred tax asset related to the foreign tax credits.

        Undistributed earnings of foreign subsidiaries amounted to approximately $30.1 million as of December 31, 2007. Approximately $18.1 million is considered to be permanently invested and $12.0 million may be distributed in future years. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes, subject to an adjustment for foreign tax credits, and withholding taxes payable to foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability, related to the amount considered permanently invested, is not practicable because of the complexities associated with the calculation.

PLIANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Employee Benefit Plans

        Defined Contribution Plan    The Company sponsors a salary deferral plan covering substantially all of its non-union domestic employees. Plan participants may elect to make voluntary contributions to this plan up to 15% of their compensation. The Company matches employee contributions up to 3% of the participants' compensation. The Company expensed approximately $2.4 million, $2.4 million and $2.2 million as its contribution to this plan for the years ended December 31, 2007, 2006 and 2005, respectively. In addition, the Company sponsors salary deferral plans for its Canadian employees consistent with local practices and regulations. The Company expensed $0.2 million in 2007 and $0.1 million in 2006 and 2005 as its contributions to these plans.

        Defined Benefit Plans    The Company sponsors three noncontributory defined benefit pension plans (the "United States Plans") covering domestic employees with 1,000 or more hours of service. The Company funds its plans in amounts to fulfill the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Contributions are intended to not only provide for benefits attributed to service to date but also for those expected to be earned in the future. In the second quarter of 2004, the Company redesigned its retirement programs which led to the curtailment and "freeze" of the pension plan for U.S. salaried employees effective June 30, 2004. The Company also sponsors two defined benefit plans in Canada ("Canadian Plans") and one defined benefit plan in Germany (the "Germany Plan").

        Total net periodic benefit cost for the years ended December 31, 2007, 2006 and 2005 includes the following components (in thousands):

	2007	2006	2005
United States Plans
Service cost-benefits earned during the period	$402	$445	$421
Interest cost on projected benefit obligation	5,131	5,050	4,837
Expected return on assets	(6,271)	(5,397)	(5,213)
Curtailment loss	28	53	—
Other	133	269	124

Net periodic benefit cost	$(577)	$420	$169

Canadian Plans
Service cost-benefits earned during the period	$284
Interest cost on projected benefit obligation	310
Expected return on assets	(412)

Net periodic benefit cost	$182

Germany Plan
Service cost-benefits earned during the period	$178	$158	$127
Interest cost on projected benefit obligation	157	129	121
Actuarial loss	10	6	—

Net periodic benefit cost	$345	$293	$248

PLIANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Employee Benefit Plans (Continued)

Employer Contributions
2008 Expected to plan trusts	$4,605
Expected Benefit Payments
2008	$3,631
2009	3,858
2010	4,075
2011	4,329
2012	4,621
2013-2017	28,264

	2007	2006	2005
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost
Discount rate:
U.S. Plans	6.00%	6.00%	5.75%
Canadian Plans	5.00%
Germany Plan	5.25%	4.5%	4.5%
Expected rate of return on plan assets:
U.S. Plans	9.00%	9.00%	9.00%
Canadian Plans	6.50%
Rate of compensation increase (non-union plans):
U.S. Plans	4.00%	4.00%	4.00%
Canadian Plans	3.50%
Germany Plan	1.75%	1.75%	1.75%

Expected Rate of Return Assumption

        The rate of investment return assumption was developed through analysis of historical market returns, current market conditions, and the fund's past experience. Estimates of future market returns by asset category are lower than actual long-term historical returns in order to generate a conservative forecast.

Investment Strategy

        The Company's investment portfolio contains a diversified blend of equity and debt securities. Furthermore, equity investments are diversified across domestic and international stocks as well as large and small capitalizations. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews. The target allocation of equity securities is 58% of the plan

PLIANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Employee Benefit Plans (Continued)

assets. The target allocation of debt and other securities is 42% of the plan assets. As of December 31, 2007 and 2006, the actual allocation of plan assets are as follows:

	2007	2006
Equity Securities	48%	66%
Debt Securities	45%	34%
Other	7%	—%

	100%	100%

Measurement date

        Pliant uses a measurement date of December 31 for its pension plans. The following tables set forth the funded status of the United States Plans, the Canadian Plans, and the Germany Plan as of December 31, 2007 and 2006 and the amounts recognized in the consolidated balance sheets at those dates (in thousands):

  United States Plans:

	2007	2006
Change in benefit obligation:
Obligation at January 1	$86,806	$87,173
Service cost	402	445
Interest cost	5,131	5,050
Curtailments	—	(1,157)
Actuarial gain	(4,034)	(1,611)
Benefits paid	(3,264)	(3,094)
Plan Amendment	33	—

Obligation at December 31	$85,074	$86,806

Change in plan assets:
Fair value of assets at January 1	$67,487	$59,132
Actual return on plan assets	3,334	6,025
Employer contributions	6,147	5,424
Benefit payments	(3,264)	(3,094)

Fair value of plan assets at December 31	$73,704	$67,487

Underfunded status at December 31	$11,370	$19,319

        Amounts recognized in the balance sheet consist of (in thousands):

	2007	2006
Other liabilities	$11,370	$19,319
Accumulated other comprehensive income, net of taxes of $0 and $840	(8,479)	(8,865)

PLIANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Employee Benefit Plans (Continued)

        The projected benefit obligation, accumulated benefit obligation, and fair value of assets for plans with an accumulated benefit obligation in excess of plan assets were as follows (in thousands):

	2007	2006
Projected benefit obligation	$85,074	$86,806
Accumulated benefit obligation	85,074	86,806
Fair value of Assets	73,704	67,487
Weighted-Average Assumptions Used to Determine Benefit Obligations as of December 31
Discount rate	6.29%	6.00%
Rate of Compensation increase	4.00%	4.00%

  Canadian Plans:

2007
Change in benefit obligation:
Obligation at January 1	$5,492
Service cost	284
Interest cost	310
Plan participants' contributions	22
Actuarial (gain) loss	(176)
Benefits paid	(264)
Changes due to exchange rate	965

Obligation at December 31	$6,633

Change in plan assets:
Fair value of assets at January 1	$5,657
Actual return on plan assets	93
Employer contributions	482
Plan participants' contributions	22
Benefit payments	(264)
Changes due to exchange rate	1,003

Fair value of plan assets at December 31	$6,993

Overfunded status at December 31	$360

        Amounts recognized in the balance sheet consist of (in thousands):

2007
Other assets	$1,008
Other liabilities	728
Accumulated other comprehensive income	(153)

PLIANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Employee Benefit Plans (Continued)

        The projected benefit obligation, accumulated benefit obligation, and fair value of assets for plans with an accumulated benefit obligation in excess of plan assets were as follows (in thousands):

2007
Projected benefit obligation	$4,157
Fair value of Assets	3,429
Weighted-Average Assumptions Used to Determine Benefit Obligations as of December 31
Discount rate	5.2%
Rate of Compensation increase	3.5%

  Germany Plan:

	2007	2006
Change in benefit obligation:
Obligation at January 1	$3,366	$2,407
Service cost	178	158
Interest cost	157	129
Benefits paid	(54)	(38)
Actuarial (gain)/loss	(346)	428
Change due to exchange rate	375	282

Obligation at December 31	$3,676	$3,366

Fair value of plan assets at December 31	—	—
Underfunded status at December 31	$3,676	$3,366

        Amounts recognized in the balance sheet consist of (in thousands):

	2007	2006
Other liabilities	$3,676	$3,366
Accumulated other comprehensive income	(195)	(484)

	2007	2006
Weighted-Average Assumptions Used to Determine Benefit Obligations as of December 31
Discount rate	5.25%	4.5%
Rate of Compensation increase	1.75%	1.75%

        The cash surrender value of life insurance policies for Germany Plan participants included in other assets in the consolidated balance sheets is approximately $1.1 million as of December 31, 2007 and 2006.

        Other Foreign Plans    Employees in Australia and Mexico are covered by various post employment arrangements consistent with local practices and regulations. Such obligations are not significant and are included in the consolidated financial statements in other liabilities.

PLIANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Employee Benefit Plans (Continued)

        Other Domestic Plans    As part of the acquisition of Blessings Corporation in 1998, the Company assumed two supplemental retirement plans covering certain former employees of Blessings Corporation. The liability for these plans at December 31, 2007 and 2006 was approximately $1.8 million and $2.0 million, respectively, of which $0.2 million is in current liabilities at December 31, 2007 and $1.6 million and $2.0 million in other liabilities at December 31, 2007 and 2006, respectively. This liability was frozen at the time of the acquisition. The amount of unrecognized actuarial losses for these plans included in accumulated other comprehensive income at December 31, 2007 and 2006 was $0.3 million and $0.4 million, respectively.

        Accumulated Other Comprehensive Income    The following summarizes the changes in net unrecognized pension benefit costs included in accumulated other comprehensive income as of December 31, 2007.

2007
Change in unrecognized pension benefit costs:
Net unrecognized actuarial losses at January 1	$(9,361)
Actuarial gains in current period	728
Amortization of net actuarial losses	89
Changes due to exchange rates	(45)

Net unrecognized actuarial losses at December 31	(8,589)
Net unrecognized prior service cost at January 1	(365)
Prior service cost in current period	(298)
Amortization of prior service costs	64
Curtailment effects	28

Net unrecognized prior service cost at December 31	(571)

Net unrecognized pension benefit costs	$(9,160)

        The prior service cost and actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during 2008 is $64, and $67, respectively.

10. Redeemable Stock

        Among the transactions effected pursuant to the Plan, as of July 18, 2006 the Company (i) extinguished its Series B Redeemable Preferred Stock, no par value ("Series B Preferred Stock"), (ii) issued 335,592 shares of Series AA Redeemable Preferred Stock, par value $.01 per share ("Series AA Preferred Stock") and 100,003 shares of Common Stock, par value $.01 per share ("Common Stock") and (iii) entered into a Stockholders Agreement dated July 18, 2006 (the "Stockholders' Agreement") with respect to the Common Stock and a Registration Rights Agreement dated July 18, 2006 (the "Registration Rights Agreement") with respect to the Series AA Preferred Stock. In addition, on July 18, 2006, the Company's Deferred Cash Incentive Plan (the "Cash Plan") and 2006 Restricted Stock Incentive Plan (the "Stock Plan") became effective.

PLIANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Redeemable Stock (Continued)

        The Stockholders' Agreement provides for certain restrictions on transfer of the Common Stock and requires that all transferees of Common Stock become a party to the Stockholders' Agreement. The Stockholders' Agreement also grants to certain holders of Common Stock the right to purchase their pro rata share of any new equity securities issued by the Company, subject to exceptions for acquisitions, management equity and certain other transactions. The Stockholders' Agreement also contains "drag-along rights" that require all holders of Common Stock to participate in and vote in favor of certain sales of the Company approved by the Board of Directors and certain holders of Common Stock.

        The Registration Rights Agreement provides that, at any time after the ninth month and prior to July 18, 2008, certain holders of the Series AA Preferred Stock can require Pliant to register an underwritten public offering of the Series AA Preferred Stock.

        Common Stock    On July 18, 2006, the Company issued 100,003 shares of Common Stock. In May 2000 the Company recapitalized its Old Common Stock, defined below, and entered into employment agreements with certain of its executive officers serving at that time, which established repurchase rights and put options for shares held by these executive officers following the recapitalization. These executive officers are no longer employees of the Company.

        On February 14, 2007, the Company entered into a settlement agreement with Mr. Richard P. Durham, a former executive officer, whereby the Company agreed to pay, and has paid, cash consideration of $3,500,000 to Mr. Durham and his affiliates and a note issued by Mr. Durham and his affiliates to the Company has been cancelled. This $3,500,000 settlement amount was accrued in other current liabilities as of December 31, 2006. Mr. Durham and his affiliates also agreed to relinquish any and all right to receive a distribution under the Plan with respect to 4,833 shares of our previously existing common stock ("Old Common Stock") that had been pledged to secure the note. Mr. Durham and his affiliates further agreed that the 18,200 shares of Old Common Stock, 1,232 shares of our previously existing preferred stock ("Old Preferred Stock") and warrants for 1,250.48 shares of Old Common Stock described in the July 9, 2002 repurchase notice sent by Durham to the Company were cancelled pursuant to the Plan and that no distribution would be made pursuant to the Plan in respect of such securities.

        On February 6, 2007, the Company entered into a settlement agreement with Mr. Scott K. Sorensen, a former executive officer, whereby Mr. Sorensen agreed to pay the Company $375,000 and relinquish all right and title to 7,423 shares of Old Common Stock to the Company, including any right to receive distributions under the Plan relating to those shares. In exchange, the Company cancelled a promissory note, dated May 31, 2000, issued by Mr. Sorenson to the Company.

        On February 6, 2007, the Company entered into a settlement agreement with Mr. Ronald G. Moffitt, a former executive officer, whereby Mr. Moffitt agreed to pay the Company $125,000 and relinquish all right and title to 3,457 shares of Old Common Stock to the Company, including any right to receive distributions under the Plan relating to those shares. In exchange, the Company cancelled the two promissory notes, each dated May 31, 2000, issued by Mr. Moffitt to the Company.

        On September 8, 2003, the Company entered into a separation agreement with Mr. Jack E. Knott, a former executive officer. As of the date of the separation agreement, Mr. Knott owned 232 shares of the Company's Old Common Stock, 6,458 performance-vesting shares (of which 1,291 had vested), 1,292 time-vested shares, options to purchase 8,902 shares of the Company's Old Common Stock and

PLIANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Redeemable Stock (Continued)

229 shares of its Old Preferred Stock. The Company cancelled 5,167 unvested performance vesting shares owned by Mr. Knott against a note receivable from Mr. Knott for $2.5 million. Pursuant to the terms of the severance agreement, and in addition to the benefits payable to Mr. Knott following a termination without cause under the terms of his employment agreement with the Company, the Company agreed to extend the termination date of his right to exercise his vested options to acquire 8,902 shares of Old Common Stock until August 22, 2005; not to exercise its rights to redeem the Old Common Stock, vested performance-vesting shares, time-vested shares and preferred stock owned by him until the earlier of a transaction consisting of a sale of the Company or August 22, 2005; and to pay him a cash payment of $50,000.

        On April 21, 2001, the Company amended the terms of Mr. Knott's promissory note issued in connection with his purchase of stock in 2000. Further, Mr. Knott's note was modified to remove the full recourse provisions and modify the related pledge agreement. As a result of this amendment, the Company's recourse with respect to Mr. Knott's promissory note was limited to the shares of Old Common Stock held by Mr. Knott (the "Knott Pledged Shares"). On November 2, 2007, the Company cancelled the non-recourse promissory note issued by Mr. Knott due to the fact that the Knott Pledged Shares had been extinguished pursuant to the Plan and Mr. Knott was no longer entitled to receive a distribution under the Plan on account of the Knott Pledged Shares. This action did not affect Mr. Knott's ownership of old Preferred Stock, which he exchanged in accordance with the terms of the Plan.

        Series AA Preferred Stock    In connection with the Plan, on July 18, 2006, the Company issued approximately 335,600 shares of Series AA Preferred Stock. Except for certain circumstances which require their consent, the holders of Series AA Preferred Stock do not have voting rights, but do have the right to elect 2 out of the 7 members of the Company's Board of Directors.

        Holders of shares of the Series AA Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors, dividends at the rate of 13% per year on the Stated Value (as hereinafter defined) of each share of Series AA Preferred Stock. Dividends on the Series AA Preferred Stock are cumulative from the date of issue, accrue, whether or not they have been declared, quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The "Stated Value" of each share of Series AA Preferred Stock is equal to $1,000 per share plus accumulated and unpaid dividends for quarterly periods ending on or prior to the date of determination minus any distributions (other than dividends not otherwise added to the Stated Value) made with respect to such Series AA Preferred Stock.

        The Company may not declare, pay or set aside for payment any dividends on the Common Stock unless it has paid or declared and set aside for payment full cumulative dividends on the shares of Series AA Preferred Stock.

        Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, holders of Series AA Preferred Stock will be entitled to a liquidation preference over the holders of Common Stock equal to the Stated Value of each share of Series AA Preferred Stock plus accrued and unpaid dividends thereon. The Series AA Preferred Stock is redeemable at the option of the Company at any time, in whole or in part, at an amount equal to the Stated Value thereof plus accrued and unpaid dividends thereon. The Series AA Preferred Stock is convertible into the Company's other equity securities. If the Series AA Preferred Stock has not been redeemed or repurchased by July 18, 2011, the holders of at least 40% of the outstanding shares of Series AA Preferred Stock shall have the right

PLIANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Redeemable Stock (Continued)

to cause all of the outstanding class of Series AA Preferred Stock to be converted into a number of shares of Common Stock equal to 99.9% of the number of fully diluted shares of Common Stock after giving effect to such conversion (excluding shares, if any, of Common Stock issued to stockholders of the other party to a merger qualifying for the "Merger Exception" as defined in our Amended and Restated Certificate of Incorporation).

        Series M Preferred Stock    On February 20, 2007, the Company issued 8,000 shares of Series M Preferred Stock, par value $.01 per share ("Series M Preferred Stock") to certain employees pursuant to the Company's Stock Plan. The Series M Preferred Stock, participates in the enterprise value of the Company upon a "liquidation event" or upon an 80% "redemption" of the shares of Series AA Preferred Stock or upon a public offering, to the extent the proceeds exceed $224.8 million. A participant's restricted Series M Preferred Stock vests monthly over a 36 month period beginning with the July 18, 2006 emergence from bankruptcy, or upon a liquidation event, redemption, or public offering; or upon certain terminations of employment within a limited period before an accelerated vesting event.

        Upon receiving their awards in February 2007, participants purchased their shares of Series M Preferred Stock for $20 per share. The shares were issued for an aggregate purchase price of $160,000. At that time, the fair market value of the shares of Series M Preferred Stock (as determined by an appraisal by an independent appraisal firm), was $103 per share. Each participant made an election under Section 83(b) of the Internal Revenue Code to pay tax at that time on the $83 difference between those amounts; and the Company paid a bonus of $138 per share (the tax-grossed-up amount of the $83 difference) to each participant to enable the participant to pay such taxes. If a participant's employment terminates, his restricted shares that are not vested are forfeited (that is, repurchased by the company for the $20 per share that the participant paid for it). The Company may repurchase (other than from Mr. Bevis) restricted shares that were vested upon termination. Repurchase is at fair market value as of the date of termination if the repurchase occurs within 180 days of the termination of employment, otherwise at fair market value as of the date of the repurchase. Fifty percent of the repurchase price may be paid on a deferred basis in certain circumstances.

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

        Otherwise, upon a liquidation event or redemption of shares of Series AA Preferred Stock, the Series M Preferred Stock is redeemed for an amount equivalent to the participants' share of the Stock Plan's 8% share of the proceeds in excess of the $224.8 million hurdle amount (subject to certain adjustments). Upon a public offering the Series M Preferred Stock is converted to common stock.

        Series A Preferred Stock    On July 18, 2006, shares of Series A Preferred Stock were exchanged for shares of Series AA Preferred Stock.

        Series B Preferred Stock    Prior to emerging from bankruptcy, the Company had a 2004 Restricted Stock Incentive Plan pursuant to which it sold 720 shares of Series B Preferred Stock to its Chief Executive Officer and certain other officers in private transactions at $162 per share (the "2004 Restricted Stock Incentive Plan"). The Series B Preferred Stock was cancelled pursuant to the plan of

PLIANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Redeemable Stock (Continued)

reorganization in the bankruptcy reorganization proceeding. As a condition to participating in the Stock Plan and the Cash Plan, participants were required to relinquish their rights under the 2004 Restricted Stock Incentive Plan.

11. Stock Option Plans

        The Company formerly had a 2000 Stock Incentive Plan and a 2002 Stock Incentive Plan, both providing for the grant of awards which included restricted stock and stock options. Subject to a limited period to exercise options (which were not exercised by any named executive officer), all outstanding options under those plans were cancelled pursuant to the Company's Plan upon emergence from bankruptcy.

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

12. Commitments and Contingencies

        Environmental Contingencies    The Company's operations are subject to extensive environmental laws and regulations concerning emissions to the air, discharges to surface and subsurface waters, and the generation, handling, storage, transportation, treatment, and disposal of waste materials, as adopted by various governmental authorities in the jurisdictions in which it operates. The Company makes every reasonable effort to remain in full compliance with existing governmental laws and regulations concerning the environment.

        Royalty Agreements    The Company has entered into royalty agreements (the "Royalty Agreements") for the right to use certain patents in the production of its Winwrap stretch film. The Royalty Agreements require the Company to pay the patent holder a fee of $.05 for each pound of Winwrap produced and $.10 per pound for each pound of coreless Winwrap produced. In 2006, the Company purchased these patents for $1.0 million. During the years ended December 31, 2006 and 2005, the Company paid and expensed royalties of $0.5 million and $1.7 million, respectively, under the Royalty Agreements.

        Litigation    On January 3, 2006, Pliant and ten subsidiaries filed for bankruptcy under the Bankruptcy Code in the Bankruptcy Court. The cases are being jointly administered under the caption "In re: Pliant Corporation, et al., Case No. 06-10001". Three of its subsidiaries with Canadian

PLIANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Commitments and Contingencies (Continued)

operations commenced ancillary proceedings in a Canadian court to recognize the Chapter 11 bankruptcy proceedings as "foreign proceedings." The Company's operations in Mexico, Germany, and Australia were not included in the Chapter 11 filing.

        On June 19, 2006, the Company filed the Plan with the Bankruptcy Court, which was approved by the Bankruptcy Court on June 23, 2006. On July 18, 2006 the Company consummated its reorganization through a series of transactions contemplated in the Plan and it filed with the Bankruptcy Court a notice announcing the effectiveness of the Plan.

        As a consequence of the Company's commencement of these bankruptcy proceedings, substantially all pending claims and litigation against it in the United States and Canada were automatically stayed. These stays were lifted upon the Company's emergence from bankruptcy.

        On November 28, 2007, the Bankruptcy Court entered a final decree closing the Chapter 11 bankruptcy cases of Uniplast Holdings, Inc., Pliant Corporation International, Pliant Film Products of Mexico, Inc., Pliant Packaging of Canada, LLC, Pliant Investment, Inc., Alliant Company LLC and Uniplast Industries Co., with such closures effective as of November 28, 2007. The remaining cases are those involving Pliant Corporation, Pliant Solutions, Uniplast U.S., and Pliant Corporation of Canada Ltd. as debtor.

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

        The Company is involved in ongoing litigation matters from time to time in the ordinary course of its business. In the Company's opinion, none of such litigation is material to its financial condition or results of operations.

13. Operating Segments

        Operating segments are components of the Company's business for which separate financial information is available that is evaluated regularly by its chief operating decision maker in deciding how to allocate resources and in assessing performance. This information is reported on the basis that it is used internally for evaluating segment performance.

        The Company has four operating segments; Specialty Films, which manufactures personal care, medical and agricultural films; Printed Products, which produces printed rollstock, bags and sheets used to package food and consumer goods; Industrial Films segment, which manufactures stretch film used to bundle, unitize and protect palletized loads during shipping and storage and PVC films used by supermarkets, delicatessens and restaurants to wrap meat, cheese and produce; Engineered Films segment, which manufactures film for sale to converters of flexible packaging and a variety of barrier and customs film for smaller niche flexible packaging and industrial markets.

        The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Sales and transfers between our segments are eliminated in consolidation. The Company evaluates the performance of its operating segments based on net sales

PLIANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Operating Segments (Continued)

(excluding intercompany sales) and segment profit. The segment profit reflects income from continuing operations adjusted for interest expense, income taxes, depreciation, amortization, restructuring and other costs and other non-cash charges (principally the impairment of goodwill, intangible assets and fixed assets). The Company's operating segments are managed separately with separate management teams, because each segment has differing products, customer requirements, technology and marketing strategies.

        Segment profit and segment assets as of and for the years ended December 31, 2007, 2006 and 2005 are presented in the following table (in thousands). Certain reclassifications have been made to the prior year amounts to be consistent with the 2007 presentation.

	Specialty Films	Printed Products	Industrial Films	Engineered Films	Corporate/ Other	Total
2007
Net sales to customers	$205,693	$211,210	$317,110	$347,152	$15,759	$1,096,924
Intersegment sales	12,176	2,657	12,229	18,715	(45,777)	—

Total net sales	217,869	213,867	329,339	365,867	(30,018)	1,096,924
Depreciation and amortization	10,248	9,637	7,037	13,597	4,384	44,903
Interest expense	84	4,170	719	3,180	79,087	87,240
Segment profit (loss)	23,911	15,832	36,301	46,086	(25,535)	96,595
Segment total assets	145,705	137,680	117,056	218,945	56,593	675,979
Capital expenditures	9,916	7,563	4,418	13,405	8,163	43,465
2006
Net sales to customers	$212,871	$230,953	$321,069	$385,729	$8,373	$1,158,995
Intersegment sales	11,282	3,103	16,485	14,448	(45,318)	—

Total net sales	224,153	234,056	337,554	400,177	(36,945)	1,158,995
Depreciation and amortization	9,306	9,599	6,917	11,196	3,612	40,630
Interest expense	16	5,341	412	1,815	72,344	79,928
Segment profit (loss)	28,145	20,834	31,799	51,482	(28,289)	103,971
Segment total assets	150,483	140,624	107,634	216,845	62,171	677,757
Capital expenditures	13,656	8,475	4,953	7,024	6,413	40,521
2005
Net sales to customers	$195,210	$215,023	$306,984	$347,911	$7,712	$1,072,840
Intersegment sales	3,912	2,743	15,707	7,843	(30,205)	—

Total net sales	199,122	217,766	322,691	355,754	(22,493)	1,072,840
Depreciation and amortization	8,548	10,140	6,740	10,589	4,521	40,538
Interest expense	—	7,555	391	867	146,259	155,072
Segment profit (loss)	27,621	24,099	26,608	42,922	(29,255)	91,995
Segment total assets	246,964	141,796	107,528	228,616	96,001	820,905
Capital expenditures	9,828	7,909	3,397	7,472	4,896	33,502

PLIANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Operating Segments (Continued)

        A reconciliation of the totals reported for the operating segments to the totals reported in the consolidated financial statements is as follows (in thousands):

	2007	2006	2005
Profit or Loss
Total segment profit	$96,595	$103,971	$91,995
Depreciation and amortization	(44,903)	(40,630)	(40,538)
Impairment of fixed assets	—	(280)	—
Impairment of goodwill and intangible assets	—	(109,984)	—
Reorganization costs	(2,154)	(82,369)	(3,802)
Restructuring and other costs	(9,949)	641	(2,436)
Interest expense	(87,240)	(79,928)	(155,072)
Gain on extinguishment of debt	32,508	393,665	—

Income (loss) from continuing operations before income taxes	$(15,143)	$185,086	$(109,853)

Assets
Total assets for reportable segments	$619,386	$596,817
Other unallocated assets	56,593	80,940

Total consolidated assets	$675,979	$677,757

        There were no sales to a single customer in 2007, 2006 or 2005 that was more than 10% of consolidated net sales. Net sales and long-lived assets of our US and foreign operations are as follows:

	2007	2006	2005
Net Sales
United States	$897,111	$937,814	$868,875
Foreign countries(1)	199,813	221,181	203,965

Total	$1,096,924	$1,158,995	$1,072,840

Long-lived assets
United States	271,263	255,622
Foreign countries	40,493	48,821

Total	$311,756	$304,443

Total Assets
United States	565,794	561,846
Foreign countries	110,185	115,911

Total	$675,979	$677,757

(1)
Foreign countries include Australia, Canada, Germany and Mexico, none of which individually represents 10% of consolidated net sales or long-lived assets.

PLIANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Estimated Fair Value of Financial Instruments

        The estimated fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. In the case of cash and cash equivalents, accounts receivable and accounts payable, the carrying amount is considered a reasonable estimate of fair value. The fair value of fixed debt in 2007 and 2006 was obtained from market quotes. Fair value estimates are made at a specific point in time. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments, interest rate levels, and other factors. These estimates are subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined or relied on with any degree of certainty. Changes in assumptions could significantly affect the estimates..

        Below is a summary of the Company's financial instruments' carrying amounts and estimated fair values as of December 31, (in thousands):

	2007		2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$7,258	$7,258	$4,199	$4,199
Accounts receivable	$124,336	$124,336	137,042	137,042

Total financial assets	$131,594	$131,594	$141,241	$141,241

Financial liabilities:
Floating rate debt	$118,579	$118,579	$113,579	$113,579
Fixed rate debt	633,988	597,805	624,052	611,048
Accounts payable	93,178	93,178	81,231	81,231

Total financial liabilities	$845,745	$809,562	$818,862	$805,858

15. Related-Party Transactions

        As of March 12, 2008, J.P. Morgan Partners (BHCA), L.P. or its affiliates ("JP Morgan") owned approximately 51.48% of the Company's outstanding Common Stock, and 12.51% of its outstanding Series AA preferred stock. CCMP Capital Advisors, LLC, a private equity firm formed in August 2006 by the former buyout/growth equity professionals of J.P. Morgan Partners, LLC, serves as an investment advisor to JP Morgan as to its investment in the Company.

        The Company entered into a Consulting Agreement with NB Consulting Group, LLC, effective as of March 1, 2006, under which the NB Consulting Group provides certain consulting services to the Company, as described in that agreement (the "Consulting Agreement") through September 2007. The Consulting Agreement is no longer in effect, and NB Consulting Group, LLC no longer provides the Company with any services. Nathalie Bevis, Principal and Chief Executive Officer of NB Consulting Group, is the spouse of Harold C. Bevis, the Company's President and Chief Executive Officer. Pursuant to the Agreement, NB Consulting Group was paid $86.54/hour for performance of such services, and did not receive more than $180,000 on an annual basis. As Principal and Chief Executive Officer of NB Consulting Group, Mrs. Bevis derived benefit from this Agreement.

PLIANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Accumulated Other Comprehensive Income/(Loss)

        The components of accumulated other comprehensive income/(loss) as of December 31, were as follows (in thousands):

	2007	2006
Net unrecognized pension benefit costs, net of taxes of $0 and $840	$(9,160)	$(9,726)
Foreign currency translation adjustments	(3,318)	(8,520)

Accumulated other comprehensive income/(loss)	$(12,478)	$(18,246)

17. Condensed Consolidating Financial Statements

        The following condensed consolidating financial statements present, in separate columns, financial information for (i) Pliant (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries (as specified in the Indenture dated as of May 30, 2003, as amended (the "2003 Indenture") relating to the 2003 Notes, the First Supplemental Indenture with respect to the Amended and Restated Indenture relating to the 2004 Notes and the Amended 2004 Notes and the 2007 Notes Indenture relating to the 2007 Notes (the 2003 Indenture, the Amended and Restated Indenture, as amended by the First Supplemental Indenture, and the 2007 Notes Indenture, collectively, the "Indentures") on a combined basis, with any investments in non-guarantor subsidiaries specified in the Indentures recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for Pliant and its subsidiaries on a consolidated basis, and (v) Pliant on a consolidated basis, in each case as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005. The 2003 Notes, the 2004 Notes, the Amended 2004 Notes and the 2007 Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary and each guarantor subsidiary is 100% owned, directly or indirectly, by Pliant, except that the 2003 Notes are not guaranteed by Uniplast Industries Co. and the Amended 2004 Notes are not guaranteed by Pliant Solutions Corporation ("Pliant Solutions"). Substantially all of the assets of Pliant Solutions were sold on September 30, 2004, the remainder disposed prior to December 31, 2005 and Pliant Solutions dissolved as of December 27, 2007. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to Pliant. The condensed consolidating financial statements are presented herein, rather than separate financial statements for each of the guarantor subsidiaries, because management believes that separate financial statements relating to the guarantor subsidiaries are not material to investors.

PLIANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Balance Sheet
As of December 31, 2007 (In Thousands)

	Pliant Corporation Parent Only	Combined Guarantors	Combined Non-Guarantors	Eliminations	Consolidated Pliant Corporation
ASSETS
Current assets:
Cash and cash equivalents	$7	$3,609	$3,642	$—	$7,258
Receivables	97,400	5,216	24,974	—	127,590
Inventories	93,152	3,407	11,799	—	108,358
Prepaid expenses and other	2,296	670	3,303	—	6,269
Income taxes receivable	(295)	1,093	1,086	—	1,844
Deferred income taxes	9,156	9	(20)	—	9,145

Total current assets	201,716	14,004	44,784	—	260,504
Plant and equipment, net	271,263	8,885	31,608	—	311,756
Goodwill	57,777	13,153	1,597	—	72,527
Intangible assets, net	1,470	9,611	—	—	11,081
Investment in subsidiaries	(23,719)	—	—	23,719	—
Other assets	15,377	—	4,734	—	20,111

Total assets	$523,884	$45,653	$82,723	$23,719	$675,979

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$987	$—	$115	$—	$1,102
Trade accounts payable	78,846	2,771	11,561	—	93,178
Accrued liabilities	53,072	657	3,681	—	57,410
Due to (from) affiliates	(83,364)	65,741	17,623	—	—

Total current liabilities	49,541	69,169	32,980	—	151,690
Long-term debt, net of current portion	713,367	16,700	21,398	—	751,465
Other liabilities	14,614	1,296	6,695	—	22,605
Deferred income taxes	14,306	973	2,884	—	18,163

Total liabilities	791,828	88,138	63,957	—	943,923

Stockholders' (deficit):
Preferred Stock	247,355	—	—	—	247,355
Common stock	1	—	11,916	(11,916)	1
Paid in capital	155,341	14,020	43,822	(57,842)	155,341
Retained earnings (deficit)	(658,163)	(58,440)	(34,662)	93,102	(658,163)
Accumulated other comprehensive loss	(12,478)	1,935	(2,310)	375	(12,478)

Total stockholders' (deficit)	(267,944)	(42,485)	18,766	23,719	(267,944)

Total liabilities and stockholders' (deficit)	$523,884	$45,653	$82,723	$23,719	$675,979

PLIANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2007 (In Thousands)

	Pliant Corporation Parent Only	Combined Guarantors	Combined Non-Guarantors	Eliminations	Consolidated Pliant Corporation
Net sales	$942,999	$55,526	$144,286	$(45,887)	$1,096,924
Cost of sales	831,099	52,572	130,705	(45,887)	968,489

Gross profit	111,900	2,954	13,581	—	128,435
Total operating expenses	72,208	8,910	8,081	—	89,199

Operating income	39,692	(5,956)	5,500	—	39,236
Interest expense	(81,979)	(583)	(4,678)	—	(87,240)
Gain on extinguishment of debt	32,508	—	—	—	32,508
Equity in earnings of subsidiaries	(10,764)	—	—	10,764	—
Other income (expense), net	6,199	(2,971)	(2,875)	—	353

Income (loss) from continuing operations before income taxes	(14,344)	(9,510)	(2,053)	10,764	(15,143)
Income tax (benefit) expense	(2,860)	(2,658)	1,859	—	(3,659)

Income (loss) from continuing operations	(11,484)	(6,852)	(3,912)	10,764	(11,484)
Loss from discontinued operations	—	—	—	—	—

Net income (loss)	$(11,484)	$(6,852)	$(3,912)	$10,764	$(11,484)

PLIANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2007 (In Thousands)

	Pliant Corporation Parent Only	Combined Guarantors	Combined Non-Guarantors	Eliminations	Consolidated Pliant Corporation
Cash flows from continuing operating activities:	$40,759	$655	$2,363	$—	$43,777

Cash flows from continuing investing activities:
Capital expenditures for plant and equipment	(38,141)	(3,163)	(2,161)	—	(43,465)
Net fixed asset transfers	(6,758)	6,949	(191)	—	—
Proceeds from sale of assets	—	229	—	—	229

Net cash used in investing activities	(44,899)	4,015	(2,352)	—	(43,236)

Cash flows from continuing financing activities:
Payment of financing fees	(2,352)	—	—	—	(2,352)
Proceeds from issuance of preferred stock	157	—	—	—	157
Proceeds from issuance of senior subordinated debt	24,000	—	—	—	24,000
Repayment of senior subordinated debt	(22,593)	—	—	—	(22,593)
Loans (to)/from affiliates	10,000	—	(10,000)	—	—
Borrowing (Repayments) under revolver	(5,000)	—	10,000	—	5,000
Payments of capital lease obligations, net	(753)	—	(81)	—	(834)

Net cash provided by (used) in continuing financing activities	3,459	—	(81)	—	3,378

Effect of exchange rate changes on cash and cash equivalents	681	(2,066)	525	—	(860)

Net (decrease)/increase in cash and cash equivalents	—	2,604	455	—	3,059
Cash and cash equivalents at beginning of the year	7	1,005	3,187	—	4,199

Cash and cash equivalents at end of the year	$7	$3,609	$3,642	$—	$7,258

PLIANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Balance Sheet
As of December 31, 2006 (In Thousands)

	Pliant Corporation Parent Only	Combined Guarantors	Combined Non-Guarantors	Eliminations	Consolidated Pliant Corporation
ASSETS
Current assets:
Cash and cash equivalents	7	$1,005	$3,187	$—	$4,199
Receivables	108,907	8,131	23,439	—	140,477
Inventories	83,007	6,703	10,393	—	100,103
Prepaid expenses and other	3,698	445	3,136	—	7,279
Income taxes receivable	(792)	1,443	347	—	998
Deferred income taxes	13,452	2	300	—	13,754

Total current assets	208,279	17,729	40,802	—	266,810
Plant and equipment, net	255,622	15,888	32,933	—	304,443
Goodwill	57,777	13,153	1,327	—	72,257
Intangible assets, net	2,498	9,873	18	—	12,389
Investment in subsidiaries	(17,932)	—	—	17,932	—
Other assets	18,905	—	2,953	—	21,858

Total assets	$525,149	$56,643	$78,033	$17,932	$677,757

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt and debt in default	$895	$—	$80	$—	$975
Trade accounts payable	65,710	3,298	12,223	—	81,231
Accrued liabilities	56,078	1,779	4,064	—	61,921
Due to (from) affiliates	(90,702)	65,746	24,956	—	—

Total current liabilities	31,981	70,823	41,323	—	144,127
Long-term debt, net of current portion	708,404	16,700	11,552	—	736,656
Other liabilities	25,636	—	3,810	—	29,446
Deferred income taxes	22,887	4,703	3,697	—	31,287
Shares subject to mandatory redemption	—	—	—	—	—

Total liabilities	788,908	92,226	60,382	—	941,516

Stockholders' (deficit):
Preferred Stock	198,899	—	—	—	198,899
Common stock	1	—	11,916	(11,916)	1
Paid in capital	154,521	14,020	43,822	(57,842)	154,521
Retained earnings (deficit)	(598,934)	(51,983)	(30,812)	82,795	(598,934)
Stockholders' notes receivable	—	—	—	—	—
Accumulated other comprehensive loss	(18,246)	2,380	(7,275)	4,895	(18,246)

Total stockholders' (deficit)	(263,759)	(35,583)	17,651	17,932	(263,759)

Total liabilities and stockholders' (deficit)	$525,149	$56,643	$78,033	$17,932	$677,757

PLIANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2006 (In Thousands)

	Pliant Corporation Parent Only	Combined Guarantors	Combined Non-Guarantors	Eliminations	Consolidated Pliant Corporation
Net sales	$983,335	$75,157	$146,024	$(45,521)	$1,158,995
Cost of sales	861,272	69,604	132,416	(45,521)	1,017,771

Gross profit	122,063	5,553	13,608	—	141,224
Total operating expenses	261,700	3,036	7,281	—	272,017

Operating income (loss)	(139,637)	2,517	6,327	—	(130,793)
Interest expense	(72,594)	(1,783)	(5,551)	—	(79,928)
Gain on extinguishment of debt	393,665	—	—	—	393,665
Equity in earnings of subsidiaries	(5,105)	—	—	5,105	—
Other income (expense), net	7,973	(3,612)	(2,219)	—	2,142

Income (loss) from continuing operations before income taxes	184,302	(2,878)	(1,443)	5,105	185,086
Income tax (benefit) expense	(775)	(80)	864	—	9

Income (loss) from continuing operations	185,077	(2,798)	(2,307)	5,105	185,077
Loss from discontinued operations	—	—	—	—	—

Net income (loss)	$185,077	$(2,798)	$(2,307)	$5,105	$185,077

PLIANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Condensed Consolidating Financial Statements (Continued)

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

PLIANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Condensed Consolidating Financial Statements (Continued)

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

PLIANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Condensed Consolidating Financial Statements (Continued)

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

PLIANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. OTHER INCOME (EXPENSE)

        Other income for the year ended December 31, 2007 included $0.3 million of interest income and other less significant items. Other income for the year ended December 31, 2006 includes a gain of $1.9 million on the sale of remaining real estate in the Company's Merced, California facility and $0.3 million of other less significant items. Other income for the year ended December 31, 2005 includes a $4.1 million gain in sale of the Company's Alliant business.

19. SELECTED QUARTERLY INFORMATION-UNAUDITED

        Selected quarterly financial information for the years ended December 31, 2007 and 2006 are as follows (in thousands):

	Quarter Ended
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
Net Sales	$276,955	$282,541	$277,036	$260,392
Gross profit	26,665	31,716	35,618	34,436
Net income/(loss)	(12,069)	18,643	(5,610)	(12,448)

	Quarter Ended
	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
Net Sales	$278,909	$293,357	$289,073	$297,656
Gross profit	35,919	34,001	36,955	34,349
Net income/(loss)	(117,539)	377,412	(13,989)	(60,807)

20. REORGANIZATION

        On January 3, 2006, Pliant and ten subsidiaries filed voluntary petitions in the Bankruptcy Court seeking relief under the Bankruptcy Code. Three of the Company's subsidiaries with Canadian operations commenced ancillary proceedings in a Canadian court to recognize the Chapter 11 bankruptcy proceedings as "foreign proceedings." The Company's operations in Mexico, Germany, and Australia were not included in the Chapter 11 filing.

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

  •
  extinguished its Series B Preferred Stock;

  •
  issued (i) an aggregate principal amount of $34.97 million of 2006 Notes, (ii) 335,592 shares of Series AA Preferred Stock, and (iii) 100,003 shares of Common Stock in exchange for (A) all of its 2000/2002 Notes, (B) all of its Series A Cumulative Exchangeable Redeemable Preferred Stock, no par value (the "Series A Preferred Stock"), (C) all of its Old Common Stock and (D) warrants to purchase its Old Common Stock;

PLIANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. REORGANIZATION (Continued)

  •
  made cash payments to the applicable trustee of (A) $3.2 million for further distribution to the holders of the 2000/2002 Notes and (B) $18.53 million ($4 million of which was a consent fee and the balance of which was the missed March 1, 2006 interest payment and the interest owed on that interest payment) for further distribution to the holders of its 2003 Notes and reinstated the 2003 Notes;

  •
  reinstated its 2004 Notes and its Amended 2004 Notes and increased the interest rate on the 2004 Notes and the Amended 2004 Notes by .225%;

  •
  entered into Revolving Credit Facilities to replace the Amended and Restated Credit Agreement and DIP Credit Facility; and

  •
  entered into the Stockholders' Agreement with respect to the Common Stock and the Registration Rights Agreement with respect to the Series AA Preferred Stock.

        As a result, the prior credit facilities, the indenture dated May 31, 2000 governing the 2000 Notes (the "2000 Indenture") and the indenture dated April 10, 2002 governing the 2002 Notes (the "2002 Indenture") were terminated, except, with respect to the indentures, to the extent necessary to permit the trustee under such indentures to make distributions to the holders of the 2000/2002 Notes under the Plan. In addition, on July 18, 2006, the Cash Plan and Stock Plan, became effective.

        As a consequence of the Company's commencement of bankruptcy proceedings, substantially all pending claims and litigation against it in the United States were automatically stayed pursuant to the Bankruptcy Code. In addition, as a consequence of the commencement of the proceedings in Canada, substantially all pending claims and litigation against its subsidiaries operating in Canada also were stayed by order of the Canadian court. Upon the Company's emergence from bankruptcy, these stays were lifted.

        The Company has continued to work diligently in an effort to analyze each of the claims filed in its Chapter 11 cases, and has made significant progress in reconciling such claims with its books and records. Moreover, the Company has been steadily making distributions to the holders of many such claims, as well as to creditors appearing in its schedules, and has filed objections to certain claims as necessary. To date, the Company has filed five omnibus objections to claims, resulting in a reduction to the claims register of more than 80 claims totaling more than $86.5 million, which were primarily claims made by equity holders who received distributions of new securities according to the Company's Plan. In addition, the Company has paid more than $47 million to satisfy contract cure amounts, vendor trade agreements, and other unsecured claims. The Company estimates that there are approximately $2.0 million in non-litigation claims remaining for processing.

        As referenced above, the Company completed a debt for equity exchange whereby 100% of its outstanding $320 million of 2000/2002 Notes and $24.3 million in accrued interest were exchanged for 265,123 shares or 79% of its new Series AA Preferred Stock, approximately 30,000 shares or 30% of its Common Stock, $3.2 million in cash consideration and approximately $35 million in 2006 Notes. Pursuant to SFAS 15, Accounting by Debtors and Creditors for Troubled Debt Restructuring, these $35 million of 2006 Notes were recorded at aggregate principal plus interest to maturity of $20.1 million or a total of $55.1 million. In addition, 100% of the $298.0 million of shares subject to mandatory redemption, including the Company's Series A Preferred Stock were also exchanged for shares of its new Series AA Preferred Stock and shares of its Common Stock. The fair market value of equity received in connection with these exchanges was approximately $182.3 million. Taking into

PLIANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. REORGANIZATION (Continued)

account the $3.2 million of cash consideration bondholders received and collectability reserves of $4.9 million established in connection with outstanding stockholders' notes receivable, this resulted in a gain on extinguishment of debt of $393.7 million on a combined exchange of $642.3 million of debt and accrued interest.

        On July 18, 2006, the Company entered into the Stockholders Agreement that is binding on all parties receiving shares of Common Stock, pursuant to the terms of the Plan. The Stockholders' Agreement provides for certain restrictions on transfer of the Common Stock and requires that all transferees of Common Stock become a party to the Stockholders' Agreement. The Stockholders' Agreement also grants to certain holders of Common Stock the right to purchase their pro rata share of any new equity securities issued by the Company, subject to exceptions for acquisitions, management equity and certain other transactions. The Stockholders' Agreement contains "drag-along rights" that require all holders of Common Stock to participate in and vote in favor of certain sales of the Company approved by the Board of Directors and certain holders of Common Stock. It further provides that the 5 (out of a total of 7) members of the Board of Directors to be elected by the holders of Common Stock will consist of the Chief Executive Officer of the Company and 4 members appointed by the holders of a majority of the Common Stock held by persons defined as "permitted holders" under the indentures for the 2003 Notes, 2004 Notes and Amended 2004 Notes. Finally, the Stockholders' Agreement provides that certain holders of Common Stock will have demand registration rights after July 18, 2009 and additional demand and piggyback registration rights following an initial public offering of the Common Stock.

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

        The Company adopted the Stock Plan on July 18, 2006, which provides for the issuance to the Chief Executive Officer and other officers of the Company of Series M Preferred Stock that, when combined with awards under the Cash Plan, will entitle such officers to a maximum of 8% of the equity value of the Company, in the aggregate. Participants in the Stock Plan and Cash Plan will only receive distributions upon the occurrence of certain extraordinary corporate transactions, such as a sale of all or substantially all of the Company's assets or a change in control of the Company. The Stock Plan and Cash Plan will be administered by the Company's Board or a committee composed of non-employee directors.

        On February 20, 2007, the Company issued 8,000 shares of Series M Preferred Stock to certain employees pursuant to the Stock Plan. Upon receiving their awards in February 2007, participants purchased their shares of Series M Preferred Stock for $20 per share. The shares were issued for an aggregate purchase price of $160,000. At that time, the fair market value of the shares of Series M Preferred Stock (as determined by an appraisal by an independent appraisal firm), was $103 per share. Each participant made an election under Section 83(b) of the Internal Revenue Code to pay tax at that time on the $83 difference between those amounts; and the Company paid a bonus of approximately

PLIANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. REORGANIZATION (Continued)

$138 per share (the tax-grossed-up amount of the $83 difference) to each participant to enable the participant to pay such taxes.

        In addition, the Company recognized the fair market of $103 per share, less par value of $.01 per share, as additional paid in capital of approximately $824,000 and included the cost of the tax-gross-up of $437,000 and the difference between fair market value and purchase price of $664,000 in reorganization and other costs in the accompanying condensed consolidated statement of operations.

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

	2007	2006	2005
Debt subject to compromise:
Write-off of unamortized original issuance, discount, net	$—	$5,862	$—
Write-off of unamortized capitalized financing fees	—	15,777	—

	—	21,639	—
Mandatorily Redeemable Preferred Stock
Write-off of unamortized original issuance discount	—	24,597	—
Write-off of capitalized financing fees on the DIP Credit Facility	—	1,475	—
Bondholders' consent fee	—	4,000	—
Emergence Bonus Plan	—	1,782	—
Professional fees	1,053	28,876	3,802

Reorganization costs	$1,053	$82,369	$3,802

21. DISCONTINUED OPERATIONS

        On September 30, 2004, the Company sold substantially all of the assets of its wholly-owned subsidiary, Pliant Solutions, which was previously reported as a separate operating segment. Pliant Solutions manufactured decorative and surface coverings through the conversion of various films into consumer packaged goods. These products were sold through retailers to consumers for a wide range of applications, including shelf-lining, decorative accents, glass coverings, surface repair, resurfacing and arts and crafts projects.

        In accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets, Pliant Solutions was accounted for as a discontinued operation and, accordingly, its loss on sale of assets are

PLIANT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. DISCONTINUED OPERATIONS (Continued)

segmented and reported as discontinued operations in the accompanying consolidated statement of operations.

22. RECENT EVENTS

        On March 12, 2008, our Board elected Thomas C. Spielberger as Senior Vice President and Chief Financial Officer. On the same date Joseph J. Kwederis assumed his new role as Senior Vice President, Finance & Accounting in order to concentrate on internal finance and accounting and not due to any disagreement with the Company. Additional information regarding these events is set forth on the Company's Current Report on Form 8-K filed on March 17, 2008.

PLIANT CORPORATION AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2007, 2006 and 2005

(In Thousands)

Description	Balance at Beginning of Year	Additions Charged to Profit & Loss	Write-offs	Foreign Currency Impact	Balance at End of Year
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
2007	$3,751	$2,095	$(2,377)	$(4)	$3,465
2006	$5,672	$404	$(2,346)	$21	$3,751
2005	$4,489	$2,608	$(1,413)	$(12)	$5,672

	Balance at Beginning of Year	(Reductions From) Additions to Continuing Operations	Additions to Other Comprehensive Income	Additions to Discontinued Operations	Balance at End of Year
INCOME TAX VALUATION ALLOWANCE:
2007	$33,305	$23,052	$345	$—	$56,702
2006	$94,516	$(64,303)	$3,092	$—	$33,305
2005	$69,693	$24,396	$—	$427	$94,516

INDEX TO EXHIBITS

Exhibit Number
2.1	Debtors' Joint Plan of Reorganization (incorporated by reference to Exhibit 2 to the Current Report on Form 8-K filed by Pliant Corporation on March 20, 2006).
2.2
Debtors' Second Amended Joint Plan of Reorganization, dated as of April 18, 2006 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Pliant Corporation on April 21, 2006).
2.3	Debtors' Third Amended Joint Plan of Reorganization, dated as of June 5, 2006 (incorporated by reference to Exhibit 2 to the Current Report on Form 8-K filed by Pliant Corporation on June 7, 2006).
2.4
Debtors' Fourth Amended Joint Plan of Reorganization, dated as of June 19, 2006 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Pliant Corporation on June 19, 2006).
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
4.2
Form of First Supplemental Indenture, dated as of April 30, 2004, among Pliant Corporation, the New Note Guarantor party thereto, the existing Note Guarantors party thereto and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.9 to Pliant Corporation's Registration Statement on Form S-1 (File No. 333-115114)).
4.3
Form of Indenture, dated as of February 17, 2004, among Pliant Corporation, the Note Guarantors party thereto and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.8 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 26, 2004).
4.4
Form of Senior Secured Discount Note (incorporated by reference to Exhibit B to Exhibit 4.8 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 26, 2004).
4.5
Second Priority Security Agreement, dated as of May 30, 2003, among Pliant Corporation, the subsidiary guarantors party thereto and Wilmington Trust Company, as Collateral Agent (incorporated by reference to Exhibit 4.8 to Pliant Corporation's Registration Statement on Form S-1 (File No. 333-106432)).

4.6
Form of Supplement No. 1 to Second Priority Security Agreement, dated as of April 30, 2004, among Uniplast Industries Co. and Wilmington Trust Company, as collateral agent (incorporated by reference to Exhibit 4.14 to Pliant Corporation's Registration Statement on Form S-1 (File No. 333-115114)).
4.7
Form of Security Agreement dated as of February 17, 2004, among Pliant Corporation, the subsidiary guarantors party thereto and Wilmington Trust Company, as Collateral Agent (incorporated by reference to Exhibit 4.11 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 26, 2004).
4.8
Form of Canadian Security Agreement, dated as of February 17, 2004, among Uniplast Industries Co., the guarantors party thereto, and Wilmington Trust Company, as Collateral Agent (incorporated by reference to Exhibit 4.12 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 26, 2004).
4.9
Second Priority Pledge Agreement, dated as of May 30, 2003, among Pliant Corporation, the subsidiary guarantors party thereto and Wilmington Trust Company, as Collateral Agent (incorporated by reference to Exhibit 4.9 to Pliant Corporation's Registration Statement on Form S-1 (File No. 333-106432)).
4.10
Form of Supplement No. 1 to Second Priority Pledge Agreement, dated as of April 30, 2004, among Uniplast Industries Co. and Wilmington Trust Company, as collateral agent (incorporated by reference to Exhibit 4.18 to Pliant Corporation's Registration Statement on Form S-1 (File No. 333-115114)).
4.11
Form of Pledge Agreement dated as of February 17, 2004, among Pliant Corporation, the subsidiary pledgors party thereto and Wilmington Trust Company, as Collateral Agent (incorporated by reference to Exhibit 4.14 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 26, 2004).
4.12
Form of Canadian Pledge Agreement, dated as of February 17, 2004, among Uniplast Industries Co., the pledgors party thereto, and Wilmington Trust Company, as Collateral Agent (incorporated by reference to Exhibit 4.15 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 26, 2004).
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

4.16
Form of Exchange and Registration Rights Agreement, dated as of February 17, 2004, among Pliant Corporation, the Note Guarantors party thereto, and J.P. Morgan Securities Inc., Credit Suisse First Boston LLC and Deutsche Bank Securities Inc., as Initial Purchasers (incorporated by reference to Exhibit 4.19 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 26, 2004).
4.17
Amended and Restated Indenture, dated as of February 17, 2004 (as amended and restated as of May 6, 2005) (incorporated by reference to Exhibit 4.26 to Post-Effective Amendment No. 2 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-114608)).
4.18
Exchange and Registration Rights Agreement, dated as of May 6, 2005 (incorporated by reference to Exhibit 4.26 to Post-Effective Amendment No. 2 to Pliant Corporation's Registration Statement on Form S-4 (File No. 333-114608) ).
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
4.21
Stockholders' Agreement, dated as of July 18, 2006, among Pliant Corporation and holders of Pliant Corporation's Common Stock (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by Pliant Corporation on July 24, 2006).
4.22
Registration Rights Agreement, dated as of July 18, 2006, among Pliant Corporation and holders of Pliant Corporation's Series AA Redeemable Preferred Stock (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by Pliant Corporation on July 24, 2006).
4.23
Indenture, dated as of June 14, 2007, among Pliant Corporation, certain subsidiaries of Pliant Corporation, as guarantors and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Pliant Corporation on June 15, 2007).
10.1
Form of Amended and Restated Intercreditor Agreement, dated as of February 17, 2004, among Deutsche Bank Trust Company Americas, as Credit Agent, Wilmington Trust Company, as Second Priority Noteholder Agent and as 2004 Noteholder Agent, and Pliant Corporation (incorporated by reference to Exhibit 10.21 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 26, 2004).
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
10.5
Release Agreement, dated December 31, 2004, between Pliant Corporation and Brian Johnson (incorporated by reference to Exhibit 10.62 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005).
10.6
Letter Agreement, dated January 26, 2005, between Pliant Corporation and James Ide (incorporated by reference to Exhibit 10.63 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005).
10.7
Severance and Release Agreement, dated as of March 18, 2005, between Pliant Corporation and Lori Roberts (incorporated by reference to Exhibit 10.64 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005).
10.8
Pliant Corporation 2004 Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.65 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005).
10.9
Pliant Corporation 2004 MIP Long Term Incentive Plan (incorporated by reference to Exhibit 10.66 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005).
10.10
Fourth Amendment to the Pliant Corporation Defined Benefit Pension Plan (incorporated by reference to Exhibit 10.69 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005).
10.11
Buy Out Agreement, dated January 5, 2005, among Pliant Corporation, Pliant Investment, Inc. and Supreme Plastics Group PLC (incorporated by reference to Exhibit 10.70 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005).
10.12
Assignment of Limited Liability Company Interests, dated January 5, 2005, between Pliant Investment, Inc. and Supreme Plastics Group PLC (incorporated by reference to Exhibit 10.71 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005).
10.13
Agreement for Purchase and Sale of Assets, dated July 12, 2004, among Pliant Corporation, Pliant Solutions Corporation and Kittrich Corporation (incorporated by reference to Exhibit 10.1 to Pliant Corporation's Current Report on Form 8-K filed on October 6, 2004).
10.14
Management Incentive Compensation Plan, effective as of January 1, 2005, between Pliant Corporation and certain eligible officers (incorporated by reference to Exhibit 10.1 to Pliant Corporation's Current Report on Form 8-K filed on June 9, 2005).
10.15
Severance and Release Agreement, effective as of March 18, 2005, between Pliant Corporation and Lori Roberts (incorporated by reference to Exhibit 10.64 to Pliant Corporation's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005).
10.16
Employment Agreement, dated June 10, 2005, between Pliant Corporation and R. David Corey (incorporated by reference to Exhibit 10.6 to Pliant Corporation's Current Report on Form 8-K filed by on June 9, 2005).

10.17
Working Capital Credit Agreement, dated as of July 18, 2006, among Pliant Corporation, certain subsidiaries of Pliant Corporation, the lenders party thereto, Merrill Lynch Bank USA, as administrative agent, and Merrill Lynch Commercial Finance Corp., as sole lead arranger and book manager (incorporated by reference to Exhibit 10.1 to Pliant Corporation's Quarterly Report on 10-Q for the quarter ended September 30, 2006 filed November 14, 2006).
10.18
Fixed Asset Credit Agreement, dated as of July 18, 2006, among Pliant Corporation Pty Ltd., Pliant Corporation of Canada Ltd., Pliant Film Products GmbH, Aspen Industrial, S.A. de C.V., the lenders party thereto, Merrill Lynch Bank USA, as administrative agent, and Merrill Lynch Commercial Finance Corp., as sole lead arranger and book manager (incorporated by reference to Exhibit 10.2 to Pliant Corporation's Quarterly Report on 10-Q for the quarter ended September 30, 2006 filed November 14, 2006).
10.19
Pliant Corporation 2006 Restricted Stock Incentive Plan, dated as of July 18, 2006 (incorporated by reference to Exhibit 10.3 to Pliant Corporation's Quarterly Report on 10-Q for the quarter ended September 30, 2006 filed November 14, 2006).
10.20
Pliant Corporation Deferred Cash Incentive Plan adopted as of July 18, 2006 (incorporated by reference to Exhibit 10.4 to Pliant Corporation's Quarterly Report on 10-Q for the quarter ended September 30, 2006 filed November 14, 2006).
10.21
Employment Agreement, dated December 21, 2006, by and between Pliant Corporation and Harold C. Bevis (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K filed by Pliant Corporation on December 22, 2006).
10.22
Purchase Agreement, dated as of June 14, 2007, among Pliant Corporation, certain of subsidiaries of Pliant Corporation and Goldman Sachs & Co. and UBS Willow Fund, LLC, as purchasers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Pliant Corporation on June 15, 2007).
10.23
Amendment No. 2 to the Working Capital Credit Agreement, dated as of June 14, 2007, among Pliant Corporation, the subsidiary borrowers party thereto, the lenders party thereto, and Merrill Lynch Bank USA, as administrative agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Pliant Corporation on June 15, 2007).
10.24
Amendment No. 2 to the Fixed Asset Credit Agreement, dated as of June 14, 2007, among Pliant Corporation Pty Ltd., Pliant Corporation of Canada Ltd., Pliant Film Products GmbH, Aspen Industrial, S.A. de C.V. Jacinto Mexico, S.A. de C.V. and Pliant de Mexico, S.A. de C.V., the lenders party thereto, and Merrill Lynch Bank USA, as administrative agent (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Pliant Corporation on June 15, 2007)
12.1*	Calculation of Ratio of Earnings to Fixed Charges.
14.1
Code of Ethics (incorporated by reference to Appendix I to the definitive Proxy Statement for the 2008 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year covered by this Form 10-K.
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

*
Filed with this report.

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
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
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
  ITEM 9AT. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
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
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
Report of Independent Registered Public Accounting Firm
PLIANT CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS As of December 31, 2007 and 2006 (Dollars in Thousands, Except per Share Data)
PLIANT CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS For the Years Ended December 31, 2007, 2006 and 2005 (Dollars in Thousands)
PLIANT CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT For the years Ended December 31, 2007, 2006 and 2005 (In Thousands)
PLIANT CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2007, 2006 and 2005 (Dollars in Thousands)