Form 10-Q
period 2008-03-31
PLIANT CORP
filed 2008-05-15
CIK 1049442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒   No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes  ☒   No  ☐

At May 5, 2008, there were 97,348 outstanding shares of the Registrant’s common stock. As of May 5, 2008, persons other than affiliates of the Registrant held 47,131, or approximately 48.43%, of the outstanding shares of the Registrant’s common stock.  There is no established trading market for the Registrant’s common stock and, therefore, the aggregate market value of shares held by non-affiliates cannot be determined by reference to recent sales or bid and asked prices.

PLIANT CORPORATION AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

ITEM 1.                                     FINANCIAL STATEMENTS

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2008 (UNAUDITED) AND DECEMBER 31, 2007 (DOLLARS IN THOUSANDS)

	March 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,203	$7,258
Receivables, net of allowances of $3,321 and $3,207, respectively	142,067	127,590
Inventories	119,575	108,358
Prepaid expenses and other	5,801	6,269
Income taxes receivable, net	2,000	1,884
Deferred income taxes	9,292	9,145
Total current assets	286,938	260,504
PLANT AND EQUIPMENT, net	312,395	311,756
GOODWILL	72,476	72,527
INTANGIBLE ASSETS, net	10,442	11,081
OTHER ASSETS	18,796	20,111
TOTAL ASSETS	$701,047	$675,979
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$1,077	$1,102
Trade accounts payable	101,388	93,178
Accrued liabilities:
Interest payable	4,224	12,079
Customer rebates	5,727	8,787
Other	34,265	36,544
Total current liabilities	146,681	151,690
LONG-TERM DEBT, net of current portion	794,319	751,465
OTHER LIABILITIES	21,502	22,605
DEFERRED INCOME TAXES	18,348	18,163
Total Liabilities	980,850	943,923
STOCKHOLDERS’ DEFICIT:
Redeemable Preferred Stock—Series AA—335,650 shares authorized, par value $.01 per share, with a redemption and liquidation value of $1,000 per share plus accumulated dividends, 334,894 and 335,592 shares outstanding at March 31, 2008 and December 31, 2007, respectively	260,469	247,355
Redeemable Preferred Stock—Series M—8,000 shares authorized, par value $.01 per share, 8,000 shares outstanding at March 31, 2008 and December 31, 2007	—	—
Common Stock—100,050,000 shares authorized, par value $.01 per share, 97,348 and 100,003 shares outstanding at March 31, 2008 and December 31, 2007, respectively	1	1
Paid in capital	155,341	155,341
Accumulated deficit	(685,193)	(658,163)
Accumulated other comprehensive loss	(10,421)	(12,478)
Total stockholders’ deficit	(279,803)	(267,944)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$701,047	$675,979

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (IN THOUSANDS) (UNAUDITED)

	Three Months Ended
	March 31,
	2008	2007
NET SALES	$285,471	$260,392

COST OF SALES	258,992	225,956
Gross Profit	26,479	34,436

OPERATING EXPENSES:
Selling, General and Administrative	15,355	19,538
Research and Development	1,787	3,065
Restructuring and Other Costs	53	1,408
Reorganization Costs	89	271
Other Operating Costs	—	1,101
Total Operating Expenses	17,284	25,383

OPERATING INCOME	9,195	9,053

INTEREST EXPENSE—Current and Long-Term Debt	(22,494)	(21,174)

OTHER INCOME—Net	107	351

LOSS BEFORE INCOME TAXES	(13,192)	(11,770)

INCOME TAX EXPENSE	724	678

NET LOSS	$(13,916)	$(12,448)

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (IN THOUSANDS) (UNAUDITED)

	Three Months Ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,916)	$(12,448)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Depreciation and amortization	10,821	11,553
Amortization of deferred financing costs and accretion of debt discount	1,477	1,072
Payment-in-kind interest on debt	10,006	8,918
Provision for losses on accounts receivable	(166)	—
Deferred income taxes	133	411
Non cash other operating costs	—	664
Changes in assets and liabilities:
Receivables	(13,318)	13,329
Inventories	(11,254)	(3,035)
Prepaid expenses and other	1,337	980
Income taxes payable/receivable	(723)	612
Other assets	(162)	(183)
Trade accounts payable	8,098	1,869
Accrued liabilities	(13,231)	(21,652)
Other liabilities	(919)	(627)
Net cash (used in)/provided by operating activities	(21,817)	1,463

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	—	26
Capital expenditures for plant and equipment	(10,321)	(11,437)
Net cash used in investing activities	(10,321)	(11,411)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock	—	160
Payment of financing fees	—	(103)
Repayment of capital leases and other, net	(310)	(228)
Borrowings under revolving credit facility	33,000	14,000
Net cash provided by financing activities	32,690	13,829

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	393	(1,005)

NET INCREASE IN CASH AND CASH EQUIVALENTS	945	2,876
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	7,258	4,199
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$8,203	$7,075
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	19,249	17,033
Income taxes	676	464
Supplemental schedule of non-cash investing and financing activities:
Plant and equipment acquired under capital leases	—	1,998

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2008 (IN THOUSANDS) (UNAUDITED)

		Preferred Stock				Common Stock
		Series AA		Series M
	Total	Shares	Amount	Shares	Amount	Shares	Amount	Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
BALANCE-December 31, 2007	$(267,944)	335	$247,355	8	$—	100	$1	$155,341	$(658,163)	$(12,478)
Comprehensive loss:
Net loss	(13,916)								(13,916)
Change in unrecognized pension benefit costs	445									445
Foreign currency translation adjustment	1,612									1,612
Comprehensive loss:	(11,859)
Preferred stock dividends	—		13,114						(13,114)
	$(279,803)	335	$260,469	8	$—	100	$1	$155,341	$(685,193)	$(10,421)

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.             BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of Pliant Corporation and its subsidiaries (collectively “Pliant”, the “Company” or “we”) were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The information reflects all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows of Pliant as of the dates and for the periods presented.

Certain information in footnote disclosures normally included in financial statements presented in accordance with GAAP has been condensed or omitted in accordance with the rules and regulations of the SEC. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

We adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”) on January 1, 2008. SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures, however the application of this statement may change current practice. In February 2008, the Financial Accounting Standards Board (“FASB”) decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until 2009. Accordingly, our adoption of this standard in 2008 was limited to financial assets and liabilities and did not have a material effect on our financial condition or results of operations. We are still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore have not yet determined the impact that it will have on our financial statements upon full adoption in 2009. Nonfinancial assets and liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value in impairment testing and those initially measured at fair value in a business combination.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  The Company adopted this statement as of January 1, 2008 and has elected not to apply the fair value option to any of its financial instruments at this time.

2.             INVENTORIES

Inventories are valued at the lower of cost (using the first-in, first-out method) or market value. Inventories as of March 31, 2008 and December 31, 2007 consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Finished goods	$61,401	$56,772
Raw materials	47,285	40,507
Work-in-process	10,889	11,079
Total	$119,575	$108,358

3.   RESTRUCTURING AND OTHER COSTS

Restructuring and other costs include plant closing costs (including costs related to relocation of manufacturing equipment), office closing costs and other costs related to workforce reductions.

The following table summarizes restructuring and other costs for the three months ended March 31 (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Plant closing costs:
Severance	$—	$170
Other plant closure costs	16	22
Office closing and workforce reduction costs:
Severance	37	1,216
Total Restructuring and other costs	$53	$1,408

The following table summarizes the roll-forward of the accruals from December 31, 2007 to March 31, 2008:

			Accruals for the three months ended March 31, 2008
					Other
	12/31/2007				Plant			3/31/2008
	# Employees	Accrual	Additional		Closure		Payments/	# Employees	Accrual
	Terminated	Balance	Employees	Severance	Costs	Total	Charges	Terminated	Balance
Plant Closing Costs:
Leases	—	920	—	—	16	16	—	—	936
Langley	6	207	—	—	—	—	(183)	—	24
Barrie	—	19	—	—	—	—	—	—	19
	6	$1,146	—		16	$16	$(183)	—	$979
Office Closing/Workforce Reduction Costs:
2007 Workforce Reduction	49	463	—	27	—	27	(388)	7	102
Canadian Restructuring	—	—	—	10	—	10	(10)	—	—
	49	$463	—	$37	—	$37	$(398)	7	$102
Total Plant & Office Closing	55	$1,609	—	$37	$16	$53	$(581)	7	$1,081

Plant Closing Costs

2008—On April 23, 2008, the Company’s Board of Directors approved management’s proposed $15 Million Cost Reduction Program & $80 Million Debt Reduction Program (the “Program”), designed to modernize equipment, improve efficiencies and reduce operating costs. On April 29, 2008 the Company announced further details regarding the next steps in the Program. See Note 12, “Subsequent Event,” for further information.

2007—During the first quarter of 2007, we announced the closure of our Barrie, Ontario and Langley, British Columbia plants and the restructuring of our Canadian administrative functions. Our total estimated costs include $1.3 million of severance costs related to our Engineered Films segment, $8.2 million of severance and plant closing costs related to our Printed Products segment and $0.5 million of severance costs related to our Industrial Films segment. We incurred $0.2 million and $1.2 million relating to severance payments in connection with the shutdown of our Barrie, Ontario plant and the restructuring of the Canadian sales and administrative functions, respectively. These restructuring charges, of which $0.9 million relate to our Engineered Films segment and $0.4 million relate to our Industrial Films segment, have been included in the Corporate/Other segment for the quarter ended March 31, 2007.

2003—During 2003, the Company accrued the present value of future lease payments on three buildings it no longer occupied in an amount of $3.3 million. As of March 31, 2008, $0.9 million of these accruals are remaining.

4.   DEBT

Debt as of March 31, 2008 and December 31, 2007 consists of the following (in thousands):

	March 31, 2008	December 31, 2007
Credit Facilities:
Revolving Credit Facilities	$151,579	$118,579
Senior Secured Notes, interest at 11.85% (Amended 2004 Notes)	349,277	339,276
Senior Secured Discount Notes, interest at 11.35% (2004 Notes)	7,830	7,825
Senior Secured Notes, interest at 11 1/8% (2003 Notes)	250,000	250,000
Senior Subordinated Notes, interest at 18% (2007 Notes)	24,000	24,000
Obligations under capital leases	12,710	12,887
Total	795,396	752,567
Less current portion	(1,077)	(1,102)
Long-term portion	$794,319	$751,465

 Revolving Credit Facilities

On July 18, 2006, the Company and/or certain of its subsidiaries entered into (i) a Working Capital Credit Agreement, among the Company, certain of its subsidiaries, the lenders party thereto, Merrill Lynch Bank USA, as administrative agent, and Merrill Lynch Commercial Finance Corp., as sole lead arranger and book manager (the “Working Capital Credit Agreement”), and (ii) a Fixed Asset Credit Agreement, among Pliant Corporation Pty Ltd., Pliant Corporation of Canada Ltd., Pliant Film Products GmbH and Aspen Industrial, S.A. de C.V., as borrowers, the lenders party thereto, Merrill Lynch Bank USA, as administrative agent, and Merrill Lynch Commercial Finance Corp., as sole lead arranger and book manager (the “Fixed Asset Credit Agreement”, and together with the Working Capital Credit Agreement, the “Revolving Credit Facilities”). The Revolving Credit Facilities provide up to $200 million of total commitments, subject to a borrowing base and a required minimum availability of at least $10 million. The Working Capital Credit Agreement includes a $20 million letter of credit sub-facility, with letters of credit reducing availability thereunder, and each of the Revolving Credit Facilities includes sub-limits for loans to certain of the foreign subsidiaries of the Company which are borrowers under the Revolving Credit Facilities.

The Revolving Credit Facilities will mature on the earlier of (a) July 18, 2011 or (b) one month prior to the respective maturity dates of the Company’s senior secured notes if these senior secured notes have not been refinanced in full: May 15, 2009 with respect to the Company’s 2004 Notes (as herein defined) and Amended 2004 Notes (as herein defined), and August 15, 2009 with respect to the Company’s 2003 Notes (as herein defined). The interest rates for all loans other than those made to the Company’s German subsidiary range from, in the case of alternate base rate loans, the alternate base rate (either prime rate or .50% over the Federal Funds Rate) plus 1.75% to the alternate base rate plus 2.00% and, in the case of Eurodollar loans, LIBOR plus 2.75% to LIBOR plus 3.00%, in each case depending on the amount of available credit. The interest rates for loans made in connection with the loans to the Company’s German subsidiary are, in the case of alternate base rate loans, the alternate base rate plus 5.00% and, in the case of Eurodollar loans, LIBOR plus 6.00%. The commitment fee for the unused portion of the Revolving Credit Facilities is 0.375% per annum.

The Revolving Credit Facilities contain covenants that limit the ability of Pliant and its subsidiaries, subject to certain exceptions, to, among other things, incur or guarantee additional indebtedness, issue preferred stock or become liable in respect of any obligation to purchase or redeem stock, create liens, merge or consolidate with other companies, change lines of business, make certain types of investments, sell assets, enter into certain sale and lease-back and swap transactions, pay dividends on or repurchase stock, make distributions with respect to certain debt obligations, enter into transactions with affiliates, restrict dividends or other payments from the Company’s subsidiaries, modify corporate and certain material debt documents, cancel certain debt, or change our fiscal year or accounting policies. The Revolving Credit Facilities also require the Company to comply with a fixed charge coverage ratio of 1.00 to 1.00 for the first year of the facility and of 1.10 to 1.00 thereafter; provided that such coverage ratio shall only apply during periods in which the amount of availability is and remains less than $20 million for a specified number of days. Once the amount of availability increases and remains above $20 million for a specified number of days, such coverage ratio becomes inapplicable. In addition, the amount of availability under the Revolving Credit Facilities must not be less than $10 million at any time. The loans will automatically become immediately due and payable without notice upon the occurrence of an event of default involving insolvency or bankruptcy of the Company or any of its subsidiaries. Upon the occurrence and during the continuation of any other event of default under the Revolving Credit Facilities, by notice given to the Company, the administrative agent of the Revolving Credit Facilities may, and if directed by the Required Lenders (as that term is defined in the Revolving Credit Facilities) must terminate the commitments and/or declare all outstanding loans to be immediately due and payable.

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

As of March 31, 2008, the Company had borrowings of $151.6 million and availability of $42.5 million under the Revolving Credit Facilities, along with $8.2 million in cash.

Amended 2004 Notes

As of March 31, 2008, the Company had $349.3 million aggregate principal amount of 11.85% (formerly 11 5/8%) Senior Secured Notes due 2009 (the “Amended 2004 Notes”) outstanding. The Amended 2004 Notes accrued payment-in-kind interest at the rate of 11 5/8% from the date of issuance until July 18, 2006, on which date the interest rate was increased by .225% to 11.85%. Such incremental interest rate increase of .225% also accrues as payment-in-kind interest. The Amended 2004 Notes mature on June 15, 2009 and interest is payable semiannually on each June 15 and December 15.

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

2004 Notes

As of March 31, 2008, the Company had $7.8 million of 11.35% (formerly 11 1/8%) Senior Secured Discount Notes due 2009 (the “2004 Notes”) outstanding. The 2004 Notes accreted at the rate of 11 1/8% from the date of issuance until July 18, 2006, on which date the interest rate was increased by .225% to 11.35%. The 2004 Notes accreted at the rate of 11.35% until December 15, 2006 to an aggregate principal amount of $1,000.88 per $1,000 stated principal amount. Commencing on December 15, 2006, interest on the 2004 Notes began accruing at the rate of 11.35% with such incremental interest rate increase of .225% accruing as payment-in-kind interest and the remaining 11 1/8% payable in cash semiannually on June 15 and December 15, commencing on June 15, 2007. The 2004 Notes mature on June 15, 2009.

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

2003 Notes

As of March 31, 2008, the Company had $250 million of 11 1/8% Senior Secured Notes due 2009 (the “2003 Notes”) outstanding. The 2003 Notes accrued interest at the rate of 11 1/8% through the date of maturity. The 2003 Notes mature on September 1, 2009 and interest is payable in cash semiannually on each March 1 and September 1.

The 2003 Notes rank equally with the Company’s existing and future senior secured debt and rank senior to its existing and future subordinated indebtedness. The 2003 Notes are secured by a second-priority security interest in both the First-Priority Note Collateral and the Second-Priority Note Collateral. The 2003 Notes are guaranteed by some of the Company’s subsidiaries.

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

2007 Notes

On June 14, 2007, the Company entered into the 2007 Note Indenture among the Company and Pliant Corporation International, Pliant Film Products of Mexico, Inc., Pliant Packaging of Canada, LLC, Pliant Solutions Corporation, Uniplast Holdings, Inc., Uniplast U.S. Inc. and Uniplast Industries Co., as guarantors, and the Bank of New York Trust Company, N.A., as trustee (the “2007 Note Trustee”) with respect to the issuance on such date of the Company’s 18% Senior Subordinated Notes due 2012 (the “2007 Notes”) in an aggregate principal amount of $24 million (the “2007 Note Indenture”).

As of March 31, 2008, the Company had $24 million in 2007 Notes outstanding.  The 2007 Notes accrue interest from the date of issuance at the rate of 18% per annum until maturity on July 15, 2012 with interest payable semiannually on each January 15 and July 15 to holders of record of the 2007 Notes on the immediately preceding January 1 or July 1. Pursuant to the 2007 Note Indenture, the Company may redeem the 2007 Notes in whole or in part at the applicable redemption price, which in each of the first four years is equal to a de-escalating premium over par, plus accrued and unpaid interest to the redemption date, as set forth in the 2007 Notes. The 2007 Note Indenture provides the holders of the 2007 Notes with the right to require the Company to repurchase the 2007 Notes at a repurchase price equal to the then applicable redemption price plus accrued and unpaid interest upon a change of control of the Company (as defined in the 2007 Note Indenture). The 2007 Note Indenture does not provide for a sinking fund with respect to the 2007 Notes. The 2007 Note Indenture contains customary provisions that may result in an event of default, after notice and expiration of a cure period in certain circumstances, and acceleration of the indebtedness thereunder, including failure to timely pay principal and interest on the 2007 Notes or comply with the covenants set forth in the 2007 Note Indenture.

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

5.   INTEREST EXPENSE—Current and Long-term debt

Interest expense—current and long-term debt in the statements of operations for the three months ended March 31, 2008 and 2007 is as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Interest expense, net
Revolving Credit Facilities	$2,580	$2,214
Amended 2004 Notes	10,002	8,914
2004 Notes	222	222
2003 Notes	6,953	6,953
2007 Notes	1,080	—
Other, net	180	1,799
Interest expense accrued, net	21,017	20,102
Recurring amortization of financing fees	1,477	1,072
TOTAL	$22,494	$21,174
Cash interest payments
Revolving Credit Facilities	$2,585	$2,705
2003 Notes	13,906	13,906
2007 Notes	2,160	—
Other, net	598	422
TOTAL	$19,249	$17,033

6.   INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years prior to 2000. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as income tax expense. Accrued interest and penalties are insignificant at March 31, 2008. The Company believes that it has appropriate support for income tax positions taken or to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

For the three months ended March 31, 2008, income tax expense was $0.7 million on pretax losses from operations of $13.2 million as compared to income tax expense of $0.7 million on pretax loss from operations of $11.8 million for the three months ended March 31, 2007. Income tax benefits related to net operating losses in the United States are offset by a valuation allowance as the realization of these tax benefits is not certain. Therefore, the income tax expense in the statements of operations primarily reflects foreign income taxes.

7.   OTHER COMPREHENSIVE LOSS

Other comprehensive loss for the three months ended March 31, 2008 and 2007 was $11.9 million and $13.3 million, respectively. The components of other comprehensive loss are net loss, changes in unrecognized pension benefit costs and foreign currency translation.

8.   OPERATING SEGMENTS

Operating segments are components of our business for which separate financial information is available that is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing performance. This information is reported on the basis that it is used internally for evaluating segment performance.

The Company has four operating segments: Specialty Films, which manufactures personal care, medical and agricultural films; Printed Products, which produces printed rollstock, bags and sheets used to package food and consumer goods; Industrial Films, which manufactures stretch film used to bundle, unitize and protect palletized loads during shipping and storage and PVC films used by supermarkets, delicatessens and restaurants to wrap meat, cheese and produce; and Engineered Films, which manufactures film for sale to converters of flexible packaging and a variety of barrier and custom films for smaller niche flexible packaging and industrial markets.

We evaluate the performance of our operating segments based on net sales (excluding inter-company sales) and segment profit. Sales and transfers between our segments are eliminated in consolidation. The segment profit reflects income before interest expense, income taxes, depreciation, amortization, restructuring costs and other non-cash charges and net adjustments for certain unusual items. Our reportable segments are managed separately with separate management teams, because each segment has differing products, customer requirements, technology and marketing strategies.

Segment profit and segment assets as of and for the periods ended March 31, 2008 and 2007 are presented in the following table (in thousands):

	Engineered Films	Industrial Films	Specialty Films	Printed Products	Corporate/ Other	Total
Three months ended March 31, 2008
Net sales to customers	$87,494	$82,257	$58,939	$55,020	$1,761	$285,471
Intersegment sales	7,720	1,323	2,985	1	(12,029)	—
Total net sales	95,214	83,580	61,924	55,021	(10,268)	285,471
Depreciation and amortization	3,167	1,769	2,563	2,352	970	10,821
Interest expense	435	161	18	1,014	20,866	22,494
Segment profit	7,872	7,496	5,828	3,941	(4,872)	20,265
Capital expenditures	2,730	350	920	5,899	422	10,321
As of March 31, 2008
Segment assets	228,415	120,922	151,683	145,389	54,638	701,047
Three months ended March 31, 2007
Net sales to customers	$83,742	$73,228	$47,995	$51,303	$4,124	$260,392
Intersegment sales	3,670	4,472	3,636	357	(12,135)	—
Total net sales	87,412	77,700	51,631	51,660	(8,011)	260,392
Depreciation and amortization	3,342	1,776	2,577	2,450	1,408	11,553
Interest expense	1,390	183	22	1,043	18,536	21,174
Segment profit	13,392	8,197	6,022	3,867	(7,741)	23,737
Capital expenditures	3,195	1,877	2,442	1,429	2,494	1l,437
As of December 31, 2007
Segment assets	$218,945	$117,056	$145,705	$137,680	$56,593	$675,979

A reconciliation of the totals reported for the operating segments to the totals reported in the consolidated financial statements for the three months ended March 31, 2008 and 2007 and as of March 31, 2008 and December 31, 2007 is as follows (in thousands) (unaudited):

	Three Months Ended March 31,
	2008	2007
Profit or Loss
Total segment profit	$20,265	$23,737
Depreciation and amortization	(10,821)	(11,553)
Restructuring and other costs	(53)	(1,408)
Reorganization costs	(89)	(271)
Other operating costs	—	(1,101)
Interest expense	(22,494)	(21,174)
Loss before income taxes	$(13,192)	$(11,770)

	March 31,	December 31,
	2008	2007
Assets
Total assets for reportable segments	$646,409	$619,386
Other unallocated assets	54,638	56,593
Total consolidated assets	$701,047	$675,979

Net sales and long-lived assets of our U.S. and foreign operations are as follows:

	Three Months Ended March 31,
	2008	2007
Net sales
United States	$235,274	$210,067
Foreign countries(a)	50,197	50,325
Total	$285,471	$260,392

	March 31,	December 31,
	2008	2007
Long-lived assets
United States	$272,682	$271,263
Foreign countries	39,713	40,493
Total	$312,395	$311,756
Total assets
United States	$587,507	$565,794
Foreign countries	113,540	110,185
Total	$701,047	$675,979

(a)             Foreign countries include Australia, Canada, Germany and Mexico, none of which individually represents 10% of consolidated net sales or long-lived assets.

9.            DEFINED BENEFIT PLANS

The Company sponsors three noncontributory defined benefit pension plans in the U.S. covering domestic employees with 1,000 or more hours of service. The Company funds these in accordance with the funding requirements of the Employee Retirement Income Security Act of 1974. Contributions are intended to not only provide for benefits attributed to service to date but also for those expected to be earned in the future. We also sponsor two defined benefit plans in Canada and one defined benefit plan in Germany.

The consolidated net periodic pension expense (benefit) for the three months ended March 31, 2008 and 2007 includes the following components (in thousands):

	Three Months Ended March 31,
	2008	2007

Service cost-benefits earned during the period	$178	$227
Interest cost on projected benefit obligation	1,445	1,362
Expected return on assets	(1,779)	(1,487)
Other	32	33
Net periodic pension expense (benefit)	$(124)	$135

10.     CONTINGENCIES

Litigation   We are involved in various litigation matters from time to time in the ordinary course of our business, including matters described in previous filings. In our opinion, none of such litigation is material to our financial condition or results of operations.

11.     CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The following condensed consolidating financial statements present, in separate columns, financial information for (i) Pliant (on a parent-only basis) with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries (as specified in the Indenture dated as of May 30, 2003, as amended (the “2003 Indenture”) relating to the 2003 Notes, the First Supplemental Indenture dated July 18, 2006 amending the Amended and Restated Indenture (the “First Supplemental Indenture”) relating to the 2004 Notes and the Amended 2004 Notes, and the 2007 Note Indenture relating to the 2007 Notes (the “2007 Note Indenture”) (the 2003 Indenture, the Amended and Restated Indenture, as amended by the First Supplemental Indenture, and the 2007 Note Indenture, collectively, the “Indentures”) on a combined basis, with any investments in non-guarantor subsidiaries specified in the Indentures recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for Pliant and its subsidiaries on a consolidated basis, and (v) Pliant on a consolidated basis, in each case as of March 31, 2008 and December 31, 2007 and for the three months ended March 31, 2008 and 2007. The 2003 Notes, the 2004 Notes, the Amended 2004 Notes and the 2007 Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary and each guarantor subsidiary is 100% owned, directly or indirectly, by Pliant, except that the 2003 Notes are not guaranteed by Uniplast Industries Co. and the Amended 2004 Notes are not guaranteed by Pliant Solutions Corporation (“Pliant Solutions”). Substantially all of the assets of Pliant Solutions were sold on September 30, 2004, the remainder disposed prior to December 31, 2005 and Pliant Solutions dissolved as of December 27, 2007. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to Pliant. The condensed consolidating financial statements are presented herein, rather than in separate financial statements for each of the guarantor subsidiaries, because management believes that separate financial statements relating to the guarantor subsidiaries are not material to investors.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2008 (DOLLARS IN THOUSANDS) (UNAUDITED)

	Pliant Corporation (Parent Only)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated Pliant Corporation
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7	$3,622	$4,574	$—	$8,203
Receivables, net of allowances	109,090	5,443	27,534	—	142,067
Inventories	103,651	3,116	12,808	—	119,575
Prepaid expenses and other	2,093	335	3,373	—	5,801
Income taxes receivable, net	(242)	1,219	1,023	—	2,000
Deferred income taxes	9,283	9	—	—	9,292
Total current assets	223,882	13,744	49,312	—	286,938
PLANT AND EQUIPMENT, net	272,682	8,619	31,094	—	312,395
GOODWILL	57,777	13,153	1,546	—	72,476
INTANGIBLE ASSETS, net	1,217	9,225	—	—	10,442
INVESTMENT IN SUBSIDIARIES	(23,171)	—	—	23,171	—
OTHER ASSETS	13,903	—	4,893	—	18,796
TOTAL ASSETS	$546,290	$44,741	$86,845	$23,171	$701,047
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term debt	$949	$—	$128	$—	$1,077
Trade accounts payable	84,101	3,299	13,988	—	101,388
Accrued liabilities	39,997	(134)	4,353	—	44,216
Due to (from) affiliates	(82,827)	65,731	17,096	—	—
Total current liabilities	42,220	68,896	35,565	—	146,681
LONG-TERM DEBT, net of current portion	756,156	16,700	21,463	—	794,319
OTHER LIABILITIES	13,097	1,275	7,130	—	21,502
DEFERRED INCOME TAXES	14,620	881	2,847	—	18,348
Total Liabilities	826,093	87,752	67,005	—	980,850
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock	260,469	—	—	—	260,469
Common stock	1	—	11,916	(11,916)	1
Additional paid-in capital	155,341	14,020	43,822	(57,842)	155,341
Retained earnings (deficit)	(685,193)	(59,164)	(35,369)	94,533	(685,193)
Accumulated other comprehensive loss	(10,421)	2,133	(529)	(1,604)	(10,421)
Total stockholders’ equity (deficit)	(279,803)	(43,011)	19,840	23,171	(279,803)
TOTAL LIABILITIES AND STOCKOLDERS’ EQUITY (DEFICIT)	$546,290	$44,741	$86,845	$23,171	$701,047

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2007 (DOLLARS IN THOUSANDS) (UNAUDITED)

	Pliant Corporation Parent Only	Combined Guarantors	Combined Non-Guarantors	Eliminations	Consolidated Pliant Corporation
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7	$3,609	$3,642	$—	$7,258
Receivables	97,400	5,216	24,974	—	127,590
Inventories	93,152	3,407	11,799	—	108,358
Prepaid expenses and other	2,296	670	3,303	—	6,269
Income taxes receivable	(295)	1,093	1,086	—	1,884
Deferred income taxes	9,156	9	(20)	—	9,145

Total current assets	201,716	14,004	44,784	—	260,504
PLANT AND EQUIPMENT, net	271,263	8,885	31,608	—	311,756
GOODWILL	57,777	13,153	1,597	—	72,527
INTANGIBLE ASSETS, net	1,470	9,611	—	—	11,081
INVESTMENT IN SUBSIDIARIES	(23,719)	—	—	23,719	—
OTHER ASSETS	15,377	—	4,734	—	20,111

TOTAL ASSETS	$523,884	$45,653	$82,723	$23,719	$675,979

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term debt	$987	$—	$115	$—	$1,102
Trade accounts payable	78,846	2,771	11,561	—	93,178
Accrued liabilities	53,072	657	3,681	—	57,410
Due to (from) affiliates	(83,364)	65,741	17,623	—	—

Total current liabilities	49,541	69,169	32,980	—	151,690
LONG-TERM DEBT, net of current portion	713,367	16,700	21,398	—	751,465
OTHER LIABILITIES	14,614	1,296	6,695	—	22,605
DEFERRED INCOME TAXES	14,306	973	2,884	—	18,163

Total liabilities	791,828	88,138	63,957	—	943,923

STOCKHOLDERS’ (DEFICIT):
Preferred Stock	247,355	—	—	—	247,355
Common stock	1	—	11,916	(11,916)	1
Paid in capital	155,341	14,020	43,822	(57,842)	155,341
Retained earnings (deficit)	(658,163)	(58,440)	(34,662)	93,102	(658,163)
Accumulated other comprehensive loss	(12,478)	1,935	(2,310)	375	(12,478)

Total stockholders’ (deficit)	(267,944)	(42,485)	18,766	23,719	(267,944)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$523,884	$45,653	$82,723	$23,719	$675,979

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING INCOME STATEMENT

FOR THE THREE MONTHS ENDED MARCH 31, 2008 (IN THOUSANDS) (UNAUDITED)

	Pliant	Combined	Combined		Consolidated
	Corporation	Guarantor	Non-Guarantor		Pliant
	(Parent Only)	Subsidiaries	Subsidiaries	Eliminations	Corporation
NET SALES	$247,303	$10,893	$39,304	$(12,029)	$285,471
COST OF SALES	224,539	10,834	35,648	(12,029)	258,992
GROSS PROFIT	22,764	59	3,656	—	26,479
OPERATING EXPENSES	14,890	428	1,966	—	17,284
OPERATING INCOME	7,874	(369)	1,690	—	9,195
INTEREST EXPENSE	(21,246)	(120)	(1,128)	—	(22,494)
EQUITY IN EARNINGS OF SUBSIDIARIES	(1,430)			1,430	—
OTHER INCOME (EXPENSE)—Net	1,311	(424)	(780)	—	107
INCOME (LOSS) BEFORE INCOME TAXES	(13,491)	(913)	(218)	1,430	(13,192)
INCOME TAX EXPENSE (BENEFIT)	425	(190)	489	—	724
NET INCOME (LOSS)	$(13,916)	$(723)	$(707)	$1,430	$(13,916)

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

PLIANT CORPORATION AND SUBSIDIARIES

 CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW

 FOR THE THREE MONTHS ENDED MARCH 31, 2008 (IN THOUSANDS) (UNAUDITED)

	Pliant	Combined	Combined		Consolidated
	Corporation	Guarantor	Non-Guarantor		Pliant
	(Parent Only)	Subsidiaries	Subsidiaries	Eliminations	Corporation
CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(22,615)	$523	$275	$—	$(21,817)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for plant and equipment	(9,759)	(484)	(78)	—	(10,321)
Net cash used in investing activities	(9,759)	(484)	(78)	—	(10,321)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facilities	33,000	—	—	—	33,000
Repayment of capital leases and other, net	(256)	—	(54)	—	(310)
Net cash provided by/(used in) financing activities	32,744	—	(54)	—	32,690

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(370)	(26)	789	—	393

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	13	932	—	945

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	7	3,609	3,642	—	7,258

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$7	$3,622	$4,574	$—	$8,203

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

12. SUBSEQUENT EVENT

On April 23, 2008, the Company’s Board of Directors approved management’s proposed $15 Million Cost Reduction Program & $80 Million Debt Reduction Program (the “Program”), designed to modernize equipment, improve efficiencies and reduce operating costs.  On April 29, 2008 the Company announced further details regarding the next steps in the Program.  See the Company’s Current Report on Form 8-K dated April 29, 2008 for further information.

The Program included closing four of the Company’s facilities: South Deerfield, MA, Dalton, GA, Harrington, DE and Newport News, VA.  These closings will improve operating scale at the remaining plants and reduce fixed costs.  The effect would be a projected increase to EBITDA of $8.9 million following completion of all plant closures.  A reduction in workforce at other facilities and corporate is also planned which will increase projected EBITDA by an additional $6.1 million on an annual basis following completion of the reduction in workforce.

The Program also included an $80 million debt reduction plan which will come from a proposed $40 million sale/leaseback of facilities program, a planned $9 million operating lease on certain equipment, and a $31 million inventory reduction program.  The $80 million debt reduction program coupled with the $15 million of EBITDA improvements mentioned above will help bring the Company’s pro-forma leverage to 6.5x upon completion of the Program.

The Company will incur costs to close the four plants previously mentioned.  There will be asset impairments on decommissioned assets of $23.5 million.  The Company will explore the option of selling this equipment.  There will also be a projected net cash cost of $24.9 million, made up of $19.6 million of infrastructure and relocation capital expenditures and $15.1 million of termination benefits and plan implementation costs, net of $9.8 million of cash expected to be received for selling the four facilities.

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze material changes in our consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2007. This section contains certain forward-looking statements within the meaning of federal securities laws that involve risks and uncertainties, including statements regarding our plans, objectives, goals, strategies and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under “Cautionary Statement for Forward-Looking Information” below and elsewhere in this report.

General

We manufacture and sell a variety of plastic films and flexible packaging products. Our products serve customers in a variety of flexible packaging markets, including the food and beverage, retail, pharmaceutical, medical, personal care, household, industrial and agricultural film markets, as well as secondary packaging and non-packaging end use markets. We manufacture these products at 21 facilities located in the United States, Australia, Canada, Germany and Mexico. The Company has four operating segments: Engineered Films, Industrial Films, Specialty Films and Printed Products, each discussed herein.

Overview

We recorded sales of $285.5 million in the first quarter of 2008, an increase of 9.6%, as compared to sales of $260.4 million in the first quarter of 2007 as the Company had sales growth in all of its operating segments. First quarter 2008 sales measured in pounds were 201.5 million, which represents a 3.5% decrease from the first quarter of 2007. Selling prices continue to be higher year over year due to resin price increases, which have negatively impacted our operating profits and increased the carrying values of our inventories and receivables. However, these increases and other inflationary pressures are being managed with cost reduction programs expected to improve performance for the remainder of the year.

The Company recorded a $7.9 million reduction in gross profit in the first quarter of 2008 as compared to the first quarter of 2007, which was totally offset by reductions in operating expenses between periods of $8.1 million. The Company continued execution of its modernization program in the first quarter by installing a state-of-the-art ten color widewith printing press in its Macedon, N.Y., “Superplant”. Additionally, the Company took the next step forward in its plant footprint optimization program by announcing on April 29, 2008 that four existing plants would be consolidated into the Company’s remaining seventeen plants. Equipment consolidation in these plants will take place over the next 12 months.

Total segment profit was $20.3 million for the first quarter of 2008, compared to $23.7 million for the first quarter of 2007. Segment profit reflects income from continuing operations adjusted for interest expense, income taxes, depreciation, amortization, restructuring charges and other plant closure costs and reorganization and other costs. The decrease in segment profit of $3.4 million between periods is primarily attributable to the impact of the decrease in sales volume, unfavorable product sales mix, higher freight and packaging costs and higher energy related costs, offset by lower selling, general and administrative and research and development costs. The Company has implemented cost reduction programs and restructuring activities that will provide $3.8 million of pro-forma earnings improvements yielding a pro-forma segment profit of $24.1 million, or a 1.7% increase over 2007.

Average sales price for the three months ended March 31, 2008 was $1.417 per pound as compared to $1.248 per pound for the three months ended March 31, 2007. This 13.5% increase favorably impacted sales in our reportable segments by approximately $34.0 million. However, raw material costs, which represent approximately 65% of our total cost of goods sold in our reportable segments, also increased approximately $36.5 million over the comparable period of 2007 due to higher resin prices.

Raw Material Costs

The primary raw materials used in the manufacture of most of our products are polypropylene resin, polyethylene resin and PVC resin. The long-term prices of these materials are primarily a function of the price of crude oil and natural gas. We have not historically hedged our exposure to raw material increases, but have moved more customers to programs which would allow us to pass through cost increases in raw materials. Raw material costs as a percentage of sales have increased to 59% for the first quarter of 2008, from 53% for the first quarter of 2007.

The gap between the speed at which resin price changes are passed on to us and the time at which we can pass these cost changes on to our customers has an impact on both our results of operations and our working capital needs. To the extent we are not able to pass along price increases of raw materials, or to the extent any such price increases are delayed, our cost of goods sold would continue to increase and our gross profit and operating income would correspondingly decrease. Significant increases in raw material prices that cannot be passed on to customers could have a material adverse effect on our results of operations and financial condition. See “Liquidity and Capital Resources – Raw Material Costs”, below, for a detailed discussion of the increase in resin prices.

Results of Operations

The following table sets forth net sales, operating expenses, and operating income, and such amounts as a percentage of net sales, for the three months ended March 31, 2008 and 2007 (dollars in millions).

	Three Months Ended March 31,
	2008		2007
	$	% of Sales	$	% of Sales
Net sales	$285.5	100%	$260.4	100.0%
Cost of sales	259.0	90.7	226.0	86.8
Gross profit	26.5	9.3	34.4	13.2
Selling, general and administrative	15.4	5.4	19.5	7.5
Research and development costs	1.8	0.6	3.1	1.2
Restructuring and other costs	—	—	1.4	0.5
Reorganization costs	0.1	0.1	0.3	0.1
Other operating costs	—	—	1.1	0.4
Total operating expenses	17.3	6.1	25.4	9.7
Operating income (loss)	$9.2	3.2%	$9.0	3.5%

Three Months Ended March 31, 2008 Compared with the Three Months Ended March 31, 2007

Net Sales

Net sales increased by $25.1 million, or 9.6%, to $285.5 million for the first quarter of 2008 from $260.4 million for the three months ended March 31, 2007. The increase resulted primarily from a 13.5% increase in our average selling prices due to increased resin costs offset by a 3.5% reduction in sales volume. See “Operating Segment Review” below for a detailed discussion of sales volumes and selling prices by segment.

Gross Profit

Gross profit decreased $7.9 million to $26.5 million for the first quarter of 2008 from $34.4 million for the first quarter of 2007 due to lower sales volume, unfavorable product sales mix and compression between our average selling price and raw material costs. See “Operating Segment Review” below for a detailed discussion of the margin variances by segment.

Selling, General and Administrative

Selling, general and administrative expenses were $15.4 million for the first quarter of 2008, compared to $19.5 million for the first quarter of 2007. This decrease of $4.1 million reflects the impacts of our 2007 workforce reduction along with reductions in commissions, travel and entertainment expenses and depreciation and intangible asset amortization.

Research and Development Costs

Research and development costs were $1.8 million for the first quarter of 2008, compared to $3.1 million in the first quarter of 2007. This decrease of $1.3 million is primarily attributable to a reduction in activity under government contracts.

Restructuring and Other Costs

Restructuring and other costs for the first quarter of 2008 were negligible. Restructuring and other costs of $1.4 million for the first quarter of 2007 relate entirely to the reorganization of our Canadian operations and includes severance costs of $0.2 million associated with the closure of our Barrie, Ontario facility and $1.2 million associated with the restructuring of the Canadian management and sales teams.

Reorganization Costs

Reorganization costs were $0.1 million for the first quarter of 2008, compared to $0.3 million for the first quarter of 2007.

Other Operating Costs

Other operating costs for the first quarter of 2007 included $1.1 million of costs associated with issuance of the Company’s Series M Preferred Stock, par value $.01 per share (“Series M Preferred Stock”) pursuant to the Company’s Fourth Amended Joint Plan of Reorganization.

Operating Income

During the first quarter of 2008, the Company recorded operating income of $9.2 million compared to an operating income of $9.0 million for the first quarter of 2007.

Interest Expense

Interest expense on current and long-term debt increased by $1.3 million to $22.5 million for the first quarter of 2008, from $21.2 million for the first quarter of 2007. This increase is primarily attributable to interest on our 2007 Notes and increased payment-in-kind interest on our Amended 2004 Notes.

Income Tax Expense

Income tax expense for the first quarter of 2008 was $0.7 million on pretax losses of $13.2 million, compared to income tax expense of $0.7 million on pretax losses of $11.8 million for the same period in 2007. Income tax benefits related to net operating losses in the United States were offset by a valuation allowance as the realization of these tax benefits is not certain. The income tax expense in the statements of operations primarily reflects foreign income taxes.

Operating Segment Review

General

We evaluate the performance of our operating segments based on net sales (excluding inter-company sales) and segment profit. The segment profit reflects income from continuing operations adjusted for interest expense, income taxes, depreciation, amortization, restructuring, reorganization and other costs and other non-cash charges (principally the impairment of goodwill, intangible assets and fixed assets). For more information on our operating segments, including a reconciliation of segment profit to income before taxes, see Note 8 to the condensed consolidated financial statements included elsewhere in this report.

We have four operating segments: Engineered Films, Industrial Films, Specialty Films and Printed Products. A summary of segment information (in millions of dollars) is as follows:

	Engineered Films	Industrial Films	Specialty Films	Printed Products	Corporate/ Other	Total
Three months ended March 31, 2008
Total net sales	$87.5	$82.3	$58.9	$55.0	$1.8	$285.5
Segment profit	7.9	7.5	5.8	3.9	(4.8)	20.3

Three months ended March 31, 2007
Total net sales	$83.7	$73.2	$48.0	$51.3	$4.2	$260.4
Segment profit	13.4	8.2	6.0	3.8	(7.7)	23.7

Three Months Ended March 31, 2008 Compared with the Three Months Ended March 31, 2007

Engineered Films

Net sales.   Net sales in Engineered Films increased by $3.8 million, or 4.5%, to $87.5 million for the quarter ended March 31, 2008 from $83.7 million for 2007. This increase was due to an increase in average selling prices of 12.7%, principally due to raw material price increases, offset by a 7.3% reduction in sales volume, primarily due to the loss of business in the food and beverage market.

Segment profit.   The Engineered Films segment profit was $7.9 million for the quarter ended March 31, 2008, as compared to $13.4 million for the same period in 2007. This $5.5 million decrease in segment profit was primarily due to increases in raw material costs coupled with volume decreases and competitive contract renewals.

Industrial Films

Net sales.   The net sales of our Industrial Films segment increased by $9.1 million, or 12.4%, to $82.3 million for the quarter ended March 31, 2008 from $73.2 million for the quarter ended March 31, 2007. This increase is directly correlated to higher raw material costs and energy-related costs resulting in higher average selling prices of 19.2%, offset by a 5.7% decrease in sales volume, primarily due to the loss of business at one customer.

Segment profit.   The Industrial Films segment profit was $7.5 million for the quarter ended March 31, 2008, as compared to $8.2 million for the same period in 2007. This $0.7 million reduction in segment profit was primarily due to reduced sales volume and higher freight and energy-related costs, offset by favorable price mix in our stretch and PVC product markets.

Specialty Films

Net sales.   Net sales in our Specialty Films segment increased $10.9 million, or 22.7%, to $58.9 million for the quarter ended March 31, 2008 from $48.0 million for the quarter ended March 31, 2007. This increase was due to an increase in our average selling prices of 10.8% and higher sales volume of 10.8% in our agricultural, printed shrink and personal care product lines. Specialty Films has successfully been diversifying the product mix through design modifications and upgrades to our extrusion asset base that meet new exacting customer requirements in our markets. This segment is also taking advantage of investments in printed technologies that are leveraging success with state-of-the-art four color in-line and ten color off-line flexographic printing presses. These printing assets are supporting growth in personal care baby diaper films and shrink packaging used in bundled water applications.

Segment profit.   The Specialty Films segment profit was $5.8 million for the quarter ended March 31, 2008, as compared to $6.0 million for the quarter ended March 31, 2007. This $0.2 million decline reflects a favorable volume impact and lower selling and administrative costs, offset by unfavorable resin prices and product sales mix. The majority of contracts have resin pass through dynamics that delay resin cost recovery. In addition, this segment continues to work to offset customer product platform changes that result in volume and profit loss.

Printed Products

Net sales.   Net sales of our Printed Products segment increased $3.7 million or 7.2% to $55.0 million for the quarter ended March 31, 2008 from $51.3 million for the quarter ended March 31, 2007. This increase was due to an increase in average selling prices of 10.5% due to resin price pass through, offset by lower sales volume of 3.0% primarily in our tortilla and frozen foods markets.

Segment profit.   The Printed Products segment profit was $3.9 million for the quarter ended March 31, 2008, as compared to $3.8 million for the quarter ended March 31, 2007. This $0.1 million increase reflects a slight improvement in product price mix and favorable manufacturing and selling expenses between years which offset the impact of reduced volumes.

Corporate/Other

Corporate/Other includes our corporate headquarters and our research and development facility in Newport News, Virginia. Unallocated corporate expenses decreased by $2.9 million to $4.8 million for the quarter ended March 31, 2008, from $7.7 million for the quarter ended March 31, 2007. This decrease was primarily due to lower research and development activities attributed to our government contract work and lower selling, general and administrative expenses.

Liquidity and Capital Resources

Sources of Capital

Our principal sources of funds have been cash generated by our operations and borrowings under revolving credit facilities. In addition, we have raised funds through the issuance of senior secured and subordinated notes and the sale of shares of preferred stock.

As of March 31, 2008 our outstanding long-term debt consisted of $151.6 million in borrowings under our Revolving Credit Facilities, $349.3 million of our Amended 2004 Notes, $7.8 million of our 2004 Notes, $250.0 million of our 2003 Notes, $24.0 million of our 2007 Notes and $12.7 million in capital leases.

Current Credit Facilities

On July 18, 2006, we entered into our Revolving Credit Facilities. The Revolving Credit Facilities provide up to $200 million of total commitments, subject to the borrowing base described below and a required minimum availability amount of at least $10 million. The Working Capital Credit Agreement includes a $20 million letter of credit sub-facility, with letters of credit reducing availability thereunder, and each of the Revolving Credit Facilities includes sub-limits for loans to certain of our foreign subsidiaries which are borrowers under the Revolving Credit Facilities. The Revolving Credit Facilities were funded on July 18, 2006, and replace our prior credit facilities. They are secured by a first-priority security interest in substantially all of the Company’s and certain of its subsidiaries’ assets, although the administrative agent has a second-priority security interest only in certain of the Company’s and its subsidiaries’ assets consistent with the terms of an intercreditor arrangement with certain bondholders of the Company, which intercreditor arrangement is a carry-over from our prior credit arrangements.

The Revolving Credit Facilities will mature on the earlier of (a) July 18, 2011 or (b) one month prior to the respective maturity dates of the Company’s senior secured notes if these senior secured notes have not been refinanced in full: May 15, 2009 with respect to the Company’s 2004 Notes and Amended 2004 Notes, and August 15, 2009 with respect to the Company’s 2003 Notes. The interest rates for all loans other than those made to our German subsidiary range from, in the case of alternate base rate loans, the alternate base rate (either prime rate or .50% over the Federal Funds Rate) plus 1.75% to the alternate base rate plus 2.00% and, in the case of Eurodollar loans, LIBOR plus 2.75% to LIBOR plus 3.00%, in each case depending on the amount of available credit. The interest rates for loans made in connection with the loans to our German subsidiary are, in the case of alternate base rate loans, the alternate base rate plus 5.00% and, in the case of Eurodollar loans, LIBOR plus 6.00%. The commitment fee for the unused portion of the Revolving Credit Facilities is 0.375% per annum.

The borrowing base under the Working Capital Credit Agreement is based on specified percentages of the Company’s and its subsidiaries’ party thereto eligible accounts receivable, finished goods inventory, work-in-process and raw material inventory minus certain reserves. The borrowing base under the Fixed Asset Credit Agreement is based on specified percentages of the Company’s and its subsidiaries’ party thereto eligible real estate valued at market value plus the net orderly liquidation value of eligible machinery and equipment minus certain reserves.

The Revolving Credit Facilities contain covenants that limit our ability, subject to certain exceptions, to, among other things, incur or guarantee additional indebtedness, issue preferred stock or become liable in respect of any obligation to purchase or redeem stock, create liens, merge or consolidate with other companies, change lines of business, make certain types of investments, sell assets, enter into certain sale and lease-back and swap transactions, pay dividends on or repurchase stock, make distributions with respect to certain debt obligations, enter into transactions with affiliates, restrict dividends or other payments from our subsidiaries, modify corporate and certain material debt documents, cancel certain debt, or change our fiscal year or accounting policies.

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

As of March 31, 2008, we had borrowings of $151.6 million and availability of $42.5 million under the Revolving Credit Facilities, along with $8.2 million in cash.

Amended 2004 Notes

The Amended 2004 Notes accreted from the date of issuance through July 18, 2006 at the rate of 11 5/8%, compounded semiannually on each June 15 and December 15. On July 18, 2006, the interest rate on the Amended 2004 Notes was increased to 11.85% per annum. The Amended 2004 Notes are secured on a first-priority basis by a security interest in the First-Priority Note Collateral and on a second-priority basis by a security interest in the Second-Priority Note Collateral. The Amended 2004 Notes are guaranteed by our existing and future domestic restricted subsidiaries and certain foreign subsidiaries.

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

The 2004 Notes accreted at the rate of 11 1/8 % from the date of issuance until July 18, 2006, on which date the interest rate was increased by .225% to 11.35%. The 2004 Notes accreted at the rate of 11.35% until December 15, 2006 to an aggregate principal amount of $1,000.88 per $1,000 stated principal amount. Commencing on December 15, 2006, interest on the 2004 Notes began accruing at the rate of 11.35% with such incremental interest rate increase of .225% accruing as payment-in-kind interest and the remaining 11 1/8 % payable in cash semiannually on June 15 and December 15, commencing on June 15, 2007. The 2004 Notes mature on June 15, 2009.

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

2003 Notes

The 2003 Notes accrued interest from the date of issuance through maturity at the rate of 11 1/8%. The 2003 Notes mature on September 1, 2009 and interest is payable in cash semiannually on each March 1 and September 1. The 2003 Notes rank equally with our existing and future senior debt and rank senior to our existing and future subordinated indebtedness. The 2003 Notes are secured by a second-priority security interest in both the First-Priority Note Collateral and the Second-Priority Note Collateral. The 2003 Notes are guaranteed by some of our subsidiaries.

On or after June 1, 2007, we may redeem some or all of the 2003 Notes at the following redemption prices (expressed as a percentage of principal amount), plus accrued and unpaid interest: 105.563% if redeemed prior to June 1, 2008; 102.781% if redeemed prior to June 1, 2009; and 100% if redeemed on or after June 1, 2009.

2007 Notes

The 2007 Notes accrue interest from the date of issuance at the rate of 18% per annum until maturity on July 15, 2012 with interest payable semiannually on each January 15 and July 15, to holders of record of the 2007 Notes on the immediately preceding January 1 or July 1. Pursuant to the 2007 Note Indenture, the Company may redeem the 2007 Notes in whole or in part at the applicable redemption price, which in each of the first four years is equal to a de-escalating premium over par, plus accrued and unpaid interest to the redemption date, as set forth in the 2007 Notes. The 2007 Note Indenture provides the holders of the 2007 Notes have the right to require the Company to repurchase the 2007 Notes at a repurchase price equal to the then applicable redemption price plus accrued and unpaid interest upon a change of control of the Company (as defined in the 2007 Note Indenture). The 2007 Note Indenture does not provide for a sinking fund with respect to the 2007 Notes. The 2007 Note Indenture contains customary provisions that may result in an event of default, after notice and expiration of a cure period in certain circumstances, and acceleration of the indebtedness thereunder, including failure to timely pay principal and interest on the 2007 Notes or comply with the covenants set forth in the 2007 Note Indenture.

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

Preferred Stock

As of March 31, 2008 we have outstanding 334,894 of $1,000 per share stated value of Series AA Redeemable Preferred Stock par value $.01 per share (the “Series AA Preferred Stock”), which accrues dividends at the rate of 13% per annum. The Series AA Preferred Stock is convertible into our common stock, par value $.01 per share (the “Common Stock”). If the Series AA Preferred Stock has not been redeemed or repurchased by July 18, 2011, the holders of at least 40% of the outstanding shares of Series AA Preferred Stock shall have the right to cause all of the outstanding class of Series AA Preferred Stock to be converted into a number of shares of Common Stock equal to 99.9% of the number of fully diluted shares of Common Stock after giving effect to such conversion (excluding shares, if any, of Common Stock issued to stockholders of the other party to a merger qualifying for the Merger Exception as that term is defined in our Amended and Restated Certificate of Incorporation).

In addition, we have 8,000 shares of Series M Preferred Stock outstanding. Series M Preferred Stock participates in the enterprise value of our Company upon a “liquidation event” or upon an 80% “redemption” of the Series AA Preferred Stock or upon a public offering, to the extent the proceeds exceed $224.8 million. The Series M Preferred Stock vests monthly over a 36 month period; or upon a liquidation event, redemption, or public offering; or upon certain terminations of employment within a limited period before an accelerated vesting event.

Net Cash Provided by/Used in Operating Activities

Net cash used in operating activities was $21.8 million for the three months ended March 31, 2008, compared to net cash provided by operating activities of $1.5 million for the same period in 2007. This $23.3 million decrease between years reflects increased working capital requirements of $21.5 million and a $1.8 million reduction in earnings from operations before non-cash charges. Net working capital requirements for the three months ended March 31, 2008 of $30.2 million reflect increases of $13.3 million and $11.3 million, respectively, for receivables and inventories as a result of resin price increases and a decrease in accrued liabilities of $13.2 million as a result of the Company’s semi-annual bond payment of $13.9 million, partially offset by increased accounts payable due to resin price increases. Net working capital requirements for the three months ended March 31, 2007 increased $8.7 million and reflect improvements of $16.2 million consisting of $13.3 million in receivables, $1.9 million in accounts payable and $1.0 million in prepaid expenses which are more than offset by reductions in accrued liabilities of $21.7 million and increases in inventories of $3.0 million. During the first three months of 2007, the Company made its semi-annual bond payment of $13.9 million and paid out its fiscal 2006 incentive plans of $6.8 million and $3.4 million in annual vendor rebate program accrued as of year end.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased $1.1 million to $10.3 million in capital expenditures for the three months ended March 31, 2008, from $11.4 million in capital expenditures for the three months ended March 31, 2007.

Net Cash Provided by/Used in Financing Activities

Net cash provided by financing activities was $32.7 million for the three months ended March 31, 2008, compared to net cash provided by financing activities of $13.8 million for the three months ended March 31, 2007.  Activity for the three months ended March 31, 2008 included $33.0 million of borrowings under our Revolving Credit Facilities to meet capital expenditure and working capital needs and $0.3 million in repayment of capital leases. Activity for the three months ended March 31, 2007 includes additional borrowings under our Revolving Credit Facilities of $14.0 million to meet capital expenditure requirements and to fund a $13.9 million semi-annual bond payment made March 1, $0.2 million in proceeds from sale of the Company’s Series M Preferred Stock, $0.1 million of payments of financing fees and $0.2 million in payments of capital leases.

Liquidity

As of March 31, 2008, we had $151.6 million of borrowings under our $200 million Revolving Credit Facilities, and $42.5 million of availability subject to our borrowing base limitations and $5.9 million in outstanding letters of credit.

As of March 31, 2008, we had $8.2 million in cash and cash equivalents, of which $2.2 million is a compensating balance associated with our Canadian operation’s borrowings under our Revolving Credit Facilities. In addition, a portion of our cash and cash equivalents are held by our other foreign subsidiaries.

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

Capital Expenditures

Our total capital expenditures were approximately $41 million in 2006, $43 million in 2007 and are expected to be approximately $45 million in 2008. These expenditures are focused on projects to lower operating costs, add capacity for high value products, expand research and development programs, and bring new innovative products to market.

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

Contractual Obligations

There have been no material changes in our contractual obligations and commercial commitments since December 31, 2007 arising outside of the ordinary course of business.

Cautionary Statement for Forward-Looking Information

Some of the statements set forth in this report including, but not limited to, those under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information that is based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions. These forward-looking statements are not historical facts but instead represent only expectations, estimates and projections regarding future events. These statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause actual results to be materially different. These factors include, but are not limited to, the following:

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

Our risks are more specifically described in the “Risk Factors” of Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various interest rate and resin price risks that arise in the normal course of business. We regularly evaluate the advisability of entering into interest rate hedging agreements to manage interest rate market risks and commodity hedging agreements to manage resin market risks. However, significant increases in interest rates or the price of resins could adversely affect our operating margins, results of operations and ability to service our indebtedness. Further discussion of the increase in the price of resins can be found elsewhere in this report.

Interest Rates. Our revolving credit facility is at a variable rate of interest. An increase of 1% in interest rates would result in an additional $1.5 million of annual interest expense based on our revolving credit facility balance of $151.6 million as of March 31, 2008.

Raw Material Costs. Our raw material costs comprise approximately 65% of our total manufacturing costs, and consist primarily of resins. Market risk arises from changes in resin costs. Although the average selling prices of our products generally increase or decrease as the cost of resins increases or decreases, the impact of a change in resin prices is more immediately reflected in our raw material costs than in our selling prices. In prior years, we entered into commodity collar agreements to manage resin market risks. At March 31, 2008, we did not have any commodity collar agreements outstanding. Prices for resin increased dramatically during the fourth quarter of 2007 and may continue to fluctuate.

Exchange Rates and Foreign Currency. Fluctuations in exchange rates may also adversely affect our financial results. The functional currencies for our foreign subsidiaries are the local currency. As a result, certain of our assets and liabilities, including certain bank accounts, accounts receivable and accounts payable, exist in non-U.S. dollar-denominated currencies, which are sensitive to foreign currency exchange rate fluctuations.

We enter into certain transactions denominated in foreign currencies but, because of the relatively small size of each individual currency exposure, we have not ordinarily employed hedging techniques designed to mitigate foreign currency exposures. Gains and losses from these transactions are immaterial and are reflected in the results of operations.

Other Market Risks. We are exposed to credit losses in the event of nonperformance by the counterparty to a financial instrument to which we are a party. We anticipate, however, that each of the counterparties to the financial instruments to which we are a party will be able to fully satisfy its obligations under the contract.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of March 31, 2008. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Controls

Management has evaluated, with the participation of our principal executive officer and our principal financial officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2008.

There were no changes in our internal controls over financial reporting that occurred during the quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

None.

ITEM 1A.        RISK FACTORS

There have been no material changes to the risk factors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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
/s/ THOMAS C. SPIELBERGER
THOMAS C. SPIELBERGER
Chief Financial Officer
(Authorized Signatory and
Principal Financial and Accounting Officer)
Date: May 15, 2008

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