Form 10-Q
period 2008-06-30
PLIANT CORP
filed 2008-08-14
CIK 1049442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

At August 12, 2008 there were 97,348 outstanding shares of the Registrant’s common stock. As of August 12, 2008, persons other than affiliates of the Registrant held 47,137, or approximately 48.42%, of the outstanding shares of the Registrant’s common stock.  There is no established trading market for the Registrant’s common stock and, therefore, the aggregate market value of shares held by non-affiliates cannot be determined by reference to recent sales or bid and asked prices.

PLIANT CORPORATION AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007 (DOLLARS IN THOUSANDS)

	June 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,032	$7,258
Receivables, net of allowances of $3,250 and $3,207, respectively	149,485	127,590
Inventories	102,079	108,358
Prepaid expenses and other	5,424	6,269
Income taxes receivable, net	2,055	1,884
Deferred income taxes	6,261	9,145
Total current assets	273,336	260,504
PLANT AND EQUIPMENT, net	299,527	311,756
GOODWILL	72,486	72,527
INTANGIBLE ASSETS, net	10,199	11,081
OTHER ASSETS	17,402	20,111
TOTAL ASSETS	$672,950	$675,979
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$504,915	$1,102
Trade accounts payable	104,760	93,178
Accrued liabilities:
Interest payable	11,917	12,079
Customer rebates	6,786	8,787
Other	27,715	36,544
Total current liabilities	656,093	151,690
LONG-TERM DEBT, net of current portion	285,442	751,465
OTHER LIABILITIES	19,309	22,605
DEFERRED INCOME TAXES	15,383	18,163
Total Liabilities	976,227	943,923
STOCKHOLDERS’ DEFICIT:
Redeemable Preferred Stock—Series AA—335,650 shares authorized, par value $.01 per share, with a redemption and liquidation value of $1,000 per share plus accumulated dividends, 334,894 and 335,592 shares outstanding at June 30, 2008 and December 31, 2007, respectively	274,009	247,355
Redeemable Preferred Stock—Series M—8,000 shares authorized, par value $.01 per share, 8,000 shares outstanding at June 30, 2008 and December 31, 2007	—	—
Common Stock—100,050,000 shares authorized, par value $.01 per share, 97,348 and 100,003 shares outstanding at June 30, 2008 and December 31, 2007, respectively	1	1
Paid in capital	155,341	155,341
Accumulated deficit	(723,062)	(658,163)
Accumulated other comprehensive loss	(9,566)	(12,478)
Total stockholders’ deficit	(303,277)	(267,944)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$672,950	$675,979

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (IN THOUSANDS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

NET SALES	$287,636	$277,036	$573,108	$537,428

COST OF SALES	265,384	241,418	524,377	467,374

Gross Profit	22,252	35,618	48,731	70,054

OPERATING EXPENSES:
Sales, General and Administrative	15,843	16,513	31,198	36,051
Research and Development	1,612	3,136	3,399	6,201
Restructuring and Other Costs	6,619	451	6,672	1,859
Reorganization Cost	42	426	131	697
Other Operating Costs	112	—	112	1,101
Total operating expenses	24,228	20,526	41,512	45,909

OPERATING INCOME (LOSS)	(1,976)	15,092	7,219	24,145

INTEREST EXPENSE	(22,965)	(20,959)	(45,459)	(42,133)

OTHER INCOME (EXPENSE) – Net	47	(38)	154	313

LOSS BEFORE INCOME TAXES	(24,894)	(5,905)	(38,086)	(17,675)

INCOME TAX EXPENSE (BENEFIT)	(565)	(295)	159	383

NET LOSS	$(24,329)	$(5,610)	$(38,245)	$(18,058)

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (IN THOUSANDS) (UNAUDITED)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,245)	$(18,058)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	21,938	23,109
Fixed asset impairment	5,506	—
Amortization of deferred financing costs and accretion of debt discount	2,995	2,253
Payment-in-kind interest on debt	20,111	17,925
(Reduction in) provision for losses on accounts receivable	(166)	—
Deferred income taxes	207	(3,593)
(Gain) / loss on disposal of assets	26	32
Non-cash other operating costs	—	664
Changes in assets and liabilities:
Receivables	(19,190)	5,660
Inventories	6,480	(2,471)
Prepaid expenses and other	2,589	1,772
Income taxes payable/receivable	(766)	42
Other assets	63	(430)
Trade accounts payable	11,173	12,684
Accrued liabilities	(11,107)	(14,404)
Other liabilities	(3,168)	4,940
Net cash provided by (used in) operating activities	(1,554)	30,125
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for plant and equipment	(14,737)	(24,041)
Net cash used in investing activities	(14,737)	(24,041)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facilities	18,000	—
Proceeds from issuance of preferred stock	—	157
Payment of financing fees	—	(1,559)
Repayment of capital leases and other, net	(564)	(290)
Restricted cash deposits with trustee	—	(22,593)
Issuance of senior subordinated notes	—	24,000
Net cash provided by (used in) financing activities	17,436	(285)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(371)	(1,307)
NET INCREASE IN CASH AND CASH EQUIVALENTS	774	4,492
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	7,258	4,199
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$8,032	$8,691
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	22,753	20,674
Income taxes	1,002	1,000
Supplemental schedule of non-cash investing and financing activities:
Plant and equipment acquired under capital leases	—	4,998

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2008 (IN THOUSANDS) (UNAUDITED)

		Preferred Stock				Common Stock				Accumulated Other
		Series AA		Series M				Paid In	Accumulated	Comprehensive
	Total	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss
BALANCE-December 31, 2007	$(267,944)	336	$247,355	8	$—	100	$1	$155,341	$(658,163)	$(12,478)
Retirement of unclaimed shares		(1)				(3)
Comprehensive loss:
Net loss	(38,245)								(38,245)
Change in unrecognized pension benefit costs	449									449
Foreign currency translation adjustment	2,463									2,463
Comprehensive loss:	(35,333)
Preferred stock dividends	—		26,654						(26,654)
	$(303,277)	335	$274,009	8	$—	97	$1	$155,341	$(723,062)	$(9,566)

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

We adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”) on January 1, 2008. SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures; however the application of this statement may change current practice. In February 2008, the Financial Accounting Standards Board (“FASB”) decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until 2009. Accordingly, our adoption of this standard in 2008 was limited to financial assets and liabilities and did not have a material effect on our financial condition or results of operations. We are still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore have not yet determined the impact that it will have on our financial statements upon full adoption in 2009. Nonfinancial assets and liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value in impairment testing and those initially measured at fair value in a business combination.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  The Company adopted this statement as of January 1, 2008 and has elected not to apply the fair value option to any of its financial instruments at this time.

2.      INVENTORIES

Inventories are valued at the lower of cost (using the first-in, first-out method) or market value. Inventories as of June 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Finished goods	$54,100	$56,772
Raw materials	37,619	40,507
Work-in-process	10,360	11,079
Total	$102,079	$108,358

3.                 RESTRUCTURING AND OTHER COSTS

Restructuring and other costs include plant closing costs (including costs related to relocation of manufacturing equipment), office closing costs and other costs related to workforce reductions.

The following table summarizes restructuring and other costs for the three and six months ended June 30 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Plant closing costs:
Severance	$46	$65	$46	$235
Other plant closure costs	409	255	425	277
Office closing and workforce reduction costs:
Severance	403	108	439	1,324
Other	367	23	368	23
Fixed asset impairments related to plant closing	5,394	—	5,394	—
Total Restructuring and other costs	$6,619	$451	$6,672	$1,859

The following table summarizes the roll-forward of the accruals from December 31, 2007 to June 30, 2008 (in thousands, except for employees):

			Accruals for the six months ended June 30, 2008
					Other
	December 31, 2007				Plant			June 30, 2008
	# Employees	Accrual	Additional		Closure		Payments/	# Employees	Accrual
	Terminated	Balance	Employees	Severance	Costs	Total	Charges	Terminated	Balance
Plant Closing Costs:
Leases	—	920	—	—	20	20	(37)	—	903
Langley	6	207	—	—	36	36	(236)	—	7
Barrie	—	19	—	—	8	8	(27)	—	—
South Deerfield	—	—	—	—	190	190	(190)	—	—
Harrington	—	—	—	—	91	91	(91)	—	—
Dalton	—	—	—	—	21	21	(21)	—	—
Newport News	—	—	5	46	59	105	(60)	5	45
	6	$1,146	5	46	425	471	(662)	5	$955

Workforce Reduction Costs:
2008 Workforce Reduction	—	—	44	366	349	715	(453)	17	262
2007 Workforce Reduction	49	463	—	73	14	87	(481)	1	69
Canadian Restructuring	—	—	—	—	5	5	(5)	—	—
	49	$463	44	439	368	807	(939)	18	$331
Subtotal	55	$1,609	49	485	793	1,278	(1,601)	23	$1,286

Fixed Asset Impairments:
South Deerfield	—	—	—	—	—	446	—	—	—
Harrington	—	—	—	—	—	895	—	—	—
Newport News	—	—	—	—	—	4,053	—	—	—
	—	—	—	—	—	5,394	—	—	—
TOTAL	55	$1,609	49	485	793	6,672	(1,601)	23	1,286

Plant Closing Costs

2008—On April 23, 2008, the Company’s Board of Directors approved management’s proposed $15 Million Cost Reduction Program & $80 Million Debt Reduction Program (the “Program”), designed to modernize equipment, improve efficiencies and reduce operating costs. The Program includes closing four of the Company’s facilities: South Deerfield, MA and Dalton, GA in our Engineered Films segment, and Harrington, DE and Newport News, VA in our Specialty Films segment.  These closings will improve operating scale at the remaining plants and reduce fixed costs.  Furthermore, these plant closures are anticipated to reduce operating costs by $8.9 million following completion of all plant closures.  A reduction in workforce at other facilities and corporate is also planned to reduce operating costs by an additional $6.1 million on an annual basis following completion of the reduction in workforce. The Company will incur costs to close the four plants previously mentioned, including asset impairments on decommissioned assets, $5.4 million of which have been recorded in the second quarter of 2008.  The Company will explore the option of selling this equipment.  There will also be a projected net cash cost of $24.9 million, made up of $19.6 million of infrastructure and relocation capital expenditures and $15.1 million of termination benefits and plan implementation costs, net of $9.8 million of cash expected to be received for selling the four facilities.

2007—During the first quarter of 2007, we announced the closure of our Barrie, Ontario and Langley, British Columbia plants and the restructuring of our Canadian administrative functions. Our total estimated costs include $1.3 million of severance costs related to our Engineered Films segment, $8.2 million of severance and plant closing costs related to our Printed Products segment and $0.5 million of severance costs related to our Industrial Films segment. We incurred $0.3 million and $0.1 million relating to severance and other plant closing costs in connection with the shutdown of the Barrie and Langley facilities, respectively and $1.3 million in connection with the restructuring of the Canadian sales and administrative functions. $0.9 million of these restructuring charges relate to our Engineered Films segment, $0.4 million relate to our Industrial Films segment and $0.1 million relate to our Printed Products segment.

2003—During 2003, the Company accrued the present value of future lease payments on three buildings it no longer occupied in an amount of $3.3 million. As of June 30, 2008, $0.9 million of these accruals are remaining.

4. DEBT

Debt as of June 30, 2008 and December 31, 2007 consists of the following (in thousands):

	June 30, 2008	December 31, 2007
Credit Facilities:
Revolving Credit Facilities	$136,579	$118,579
Senior Secured Notes, interest at 11.85% (Amended 2004 Notes)	359,378	339,276
Senior Secured Discount Notes, interest at 11.35% (2004 Notes)	7,834	7,825
Senior Secured Notes, interest at 11 1/8% (2003 Notes)	250,000	250,000
Senior Subordinated Notes, interest at 18% (2007 Notes)	24,000	24,000
Obligations under capital leases	12,566	12,887
Total	790,357	752,567
Less current portion obligations under capital lease	(1,124)	(1,102)
Less Revolving Credit Facility, Amended 2004 Notes and 2004 Notes reclassed to current	(503,791)	—
Long-term portion	$285,442	$751,465

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

The Revolving Credit Facilities contain covenants that limit the ability of Pliant and its subsidiaries, subject to certain exceptions, to, among other things, incur or guarantee additional indebtedness, issue preferred stock or become liable in respect of any obligation to purchase or redeem stock, create liens, merge or consolidate with other companies, change lines of business, make certain types of investments, sell assets, enter into certain sale and lease-back and swap transactions, pay dividends on or repurchase stock, make distributions with respect to certain debt obligations, enter into transactions with affiliates, permit the payment of dividends or other payments from the Company’s subsidiaries, modify corporate and certain material debt documents, cancel certain debt, or change our fiscal year or accounting policies. The Revolving Credit Facilities also require the Company to comply with a fixed charge coverage ratio of 1.00 to 1.00 for the first year of the facility and of 1.10 to 1.00 thereafter; provided that such coverage ratio shall only apply during periods in which the amount of availability is and remains less than $20 million for a specified number of days. Once the amount of availability increases and remains above $20 million for a specified number of days, such coverage ratio becomes inapplicable. In addition, the amount of availability under the Revolving Credit Facilities must not be less than $10 million at any time. The loans will automatically become immediately due and payable without notice upon the occurrence of an event of default involving insolvency or bankruptcy of the Company or any of its subsidiaries. Upon the occurrence and during the continuation of any other event of default under the Revolving Credit Facilities, by notice given to the Company, the administrative agent of the Revolving Credit Facilities may, and if directed by the Required Lenders (as that term is defined in the Revolving Credit Facilities) must terminate the commitments and/or declare all outstanding loans to be immediately due and payable.

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

As of June 30, 2008, the Company had borrowings of $136.6 million under our $200 million Revolving Credit Facilities, and availability of $53.6 million subject to our borrowing base limitations and $5.9 million in outstanding letters of credit, along with $8.0 million in cash.

Amended 2004 Notes

As of June 30, 2008, the Company had $359.4 million aggregate principal amount of 11.85% (formerly 11 5/8%) Senior Secured Notes due 2009 (the “Amended 2004 Notes”) outstanding. The Amended 2004 Notes accrued payment-in-kind interest at the rate of 11 5/8 % from the date of issuance until July 18, 2006, on which date the interest rate was increased by .225% to 11.85%. Such incremental interest rate increase of .225% also accrues as payment-in-kind interest. The Amended 2004 Notes mature on June 15, 2009 and interest is payable semiannually on each June 15 and December 15.

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

On or after June 15, 2008, the Company may redeem some or all of the Amended 2004 Notes at the following redemption prices (expressed as percentages of the sum of the principal amount plus accrued and unpaid interest); 105.813% if redeemed on or after June 15, 2008 and prior to December 15, 2008; 102.906% if redeemed on or after December 15, 2008 and prior to June 15, 2009; and 100.000% if redeemed on June 15, 2009.

2004 Notes

As of June 30, 2008, the Company had $7.8 million of 11.35% (formerly 11 1/8%) Senior Secured Discount Notes due 2009 (the “2004 Notes”) outstanding. The 2004 Notes accreted at the rate of 11 1/8% from the date of issuance until July 18, 2006, on which date the interest rate was increased by .225% to 11.35%. The 2004 Notes accreted at the rate of 11.35% until December 15, 2006 to an aggregate principal amount of $1,000.88 per $1,000 stated principal amount. Commencing on December 15, 2006, interest on the 2004 Notes began accruing at the rate of 11.35% with such incremental interest rate increase of .225% accruing as payment-in-kind interest and the remaining 11 1/8% payable in cash semiannually on June 15 and December 15, commencing on June 15, 2007. The 2004 Notes mature on June 15, 2009.

The 2004 Notes are secured by a first-priority security interest in the First-Priority Note Collateral and a second-priority security interest in the Second-Priority Note Collateral. The 2004 Notes are guaranteed by the Company’s existing and future domestic restricted subsidiaries and certain foreign subsidiaries.

On or after June 15, 2008, the Company may redeem some or all of the 2004 Notes at the following redemption prices (expressed as percentages of the sum of the principal amount plus accrued and unpaid interest): 102.781% if redeemed on or after June 15, 2008 and prior to June 15, 2009; and 100.00% if redeemed on June 15, 2009.

2003 Notes

As of June 30, 2008, the Company had $250 million of 11 1/8% Senior Secured Notes due 2009 (the “2003 Notes”) outstanding. The 2003 Notes accrue interest at the rate of 11 1/8% through the date of maturity. The 2003 Notes mature on September 1, 2009 and interest is payable in cash semiannually on each March 1 and September 1.

The 2003 Notes rank equally with the Company’s existing and future senior secured debt and rank senior to its existing and future subordinated indebtedness. The 2003 Notes are secured by a second-priority security interest in both the First-Priority Note Collateral and the Second-Priority Note Collateral. The 2003 Notes are guaranteed by some of the Company’s subsidiaries.

On or after June 1, 2008, the Company may redeem some or all of the 2003 Notes at the following redemption prices (expressed as a percentage of the sum of the principal amount plus accrued and unpaid interest): 102.781% if redeemed on or after June 1, 2008 and prior to June 1, 2009; and 100% if redeemed on or after June 1, 2009.

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

As of June 30, 2008, the Company had $24 million in 2007 Notes outstanding.  The 2007 Notes accrue interest from the date of issuance at the rate of 18% per annum until maturity on July 15, 2012 with interest payable semiannually on each January 15 and July 15 to holders of record of the 2007 Notes on the immediately preceding January 1 or July 1. Pursuant to the 2007 Note Indenture, the Company may redeem the 2007 Notes in whole or in part at the applicable redemption price, which in each of the first four years is equal to a de-escalating premium over par, plus accrued and unpaid interest to the redemption date, as set forth in the 2007 Notes. The 2007 Note Indenture provides the holders of the 2007 Notes with the right to require the Company to repurchase the 2007 Notes at a repurchase price equal to the then applicable redemption price plus accrued and unpaid interest upon a change of control of the Company (as defined in the 2007 Note Indenture). The 2007 Note Indenture does not provide for a sinking fund with respect to the 2007 Notes. The 2007 Note Indenture contains customary provisions that may result in an event of default, after notice and expiration of a cure period in certain circumstances, and acceleration of the indebtedness thereunder, including failure to timely pay principal and interest on the 2007 Notes or comply with the covenants set forth in the 2007 Note Indenture.

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

5.                 INTEREST EXPENSE—Current and Long-term debt

Interest expense—current and long-term debt in the statements of operations for the three and six months ended June 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest expense, net
Revolving Credit Facilities	$2,377	$2,235	$4,957	$5,492
2007 Notes	1,061	192	2,141	192
Amended 2004 Notes	10,100	9,002	20,102	17,916
2004 Notes	222	222	444	443
2003 Notes	6,953	6,953	13,906	13,906
Other, net	779	1,174	959	1,931
Interest expense accrued, net	21,492	19,778	42,509	39,880
Recurring amortization of financing fees	1,473	1,181	2,950	2,253
TOTAL	$22,965	$20,959	$45,459	$42,133

Cash interest payments
Revolving Credit Facilities	$2,491	$2,838	$5,077	$5,543
2004 Notes	435	434	435	434
2003 Notes	—	—	13,906	13,906
2007 Notes	—	—	2,160	—
Other, net	581	172	1,175	791
TOTAL	$3,507	$3,444	$22,753	$20,674

6.                 INCOME TAXES

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years prior to 2000. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as income tax expense. Accrued interest and penalties are insignificant at June 30, 2008. The Company believes that it has appropriate support for income tax positions taken or to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.

For the three months ended June 30, 2008, income tax benefits of $0.6 million were recorded on pretax losses from operations of $24.9 million compared to income tax benefits of $0.3 million on pretax loss from operations of $5.9 million for the three months ended June 30, 2007. For the six months ended June 30, 2008, income tax expense was $0.2 million on pre-tax loss from operations of $38.1 million compared to income tax expense of $0.4 million of pre-tax loss of $17.7 million for the six months ended June 30, 2007. Income tax benefits related to net operating losses in the United States are offset by a valuation allowance as the realization of these tax benefits is not certain. Therefore, the income tax expense in the statements of operations primarily reflects foreign income taxes. The income tax benefit for the three months ended June 30, 2008 reflects a decrease in income tax reserves due to the favorable resolution of income tax examinations during the quarter.

7.                 OTHER COMPREHENSIVE LOSS

Other comprehensive income (loss) for the three months ended June 30, 2008 and 2007 was ($23.4) million and ($3.2) million, respectively. Comprehensive income (loss) for the six months ended June 30, 2008 and 2007 was ($35.3) million and ($16.5) million, respectively. The components of other comprehensive loss are net loss, changes in unrecognized pension benefit costs, and foreign currency translation.

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

Segment profit and segment assets as of and for the periods ended June 30, 2008 and June 30, 2007 are presented in the following table (in thousands):

	Engineered Films	Industrial Films	Specialty Films	Printed Products	Corporate / Other	Total
Three months ended June 30, 2008
Net sales to customers	$81,298	$91,284	$54,341	$59,594	$1,119	$287,636
Intersegment sales	7,737	741	2,012	—	(10,490)	—
Total net sales	89,035	92,025	56,353	59,594	(9,371)	287,636
Depreciation and amortization	3,242	1,791	2,391	2,329	1,364	11,117
Interest expense	405	136	17	949	21,458	22,965
Segment profit	5,911	7,254	3,477	3,942	(4,623)	15,961
Capital expenditures	1,472	478	1,185	633	618	4,416
Three months ended June 30, 2007
Net sales to customers	$89,313	$78,196	$49,348	$56,224	$3,955	$277,036
Intersegment sales	3,311	3,075	2,999	1,388	(10,773)	—
Total net sales	92,624	81,271	52,347	57,612	(6,818)	277,036
Depreciation and amortization	3,048	1,798	2,532	2,416	1,762	11,556
Interest expense	682	181	21	1,038	19,037	20,959
Segment profit	13,266	8,956	6,096	3,595	(4,426)	27,487
Capital expenditures	3,017	946	3,527	2,777	2,371	12,638
Six months ended June 30, 2008
Net sales to customers	$168,795	$173,541	$113,279	$114,613	$2,880	$573,108
Intersegment sales	15,453	2,065	4,997	1	(22,516)	—
Total net sales	184,248	175,606	118,276	114,614	(19,636)	573,108
Depreciation and amortization	6,409	3,560	4,954	4,680	2,335	21,938
Interest expense	840	297	36	1,962	42,324	45,459
Segment profit	13,783	14,750	9,305	7,883	(9,495)	36,226
Capital expenditures	4,202	827	2,105	6,562	1,041	14,737
As of June 30, 2008
Segment assets	$222,725	$117,963	$141,391	$144,502	$46,369	$672,950
Six months ended June 30, 2007
Net sales to customers	$173,055	$151,424	$97,343	$107,526	$8,080	$537,428
Intersegment sales	6,981	7,547	6,635	1,745	(22,908)	—
Total net sales	180,036	158,971	103,978	109,271	(14,828)	537,428
Depreciation and amortization	6,390	3,574	5,109	4,866	3,170	23,109
Interest expense	2,072	364	44	2,081	37,572	42,133
Segment profit	26,658	17,153	12,118	7,462	(12,167)	51,224
Capital expenditures	6,211	2,824	5,969	4,205	4,832	24,041
As of December 31, 2007
Segment assets	$218,945	$117,056	$145,705	$137,680	$56,593	$675,979

A reconciliation of the totals reported for the operating segments to the totals reported in the consolidated financial statements for the three and six months ended June 30, 2008 and June 30, 2007 and as of June 30, 2008 and December 31, 2007 is as follows (in thousands) (unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Profit or Loss
Total segment profit	$15,961	$27,487	$36,226	$51,224
Depreciation and amortization	(11,117)	(11,556)	(21,938)	(23,109)
Restructuring and other costs	(6,619)	(451)	(6,672)	(1,859)
Reorganization costs	(42)	(426)	(131)	(697)
Other operating costs	(112)	—	(112)	(1,101)
Interest expense	(22,965)	(20,959)	(45,459)	(42,133)
Loss before income taxes	$(24,894)	$(5,905)	$(38,086)	$(17,675)

			June 30,	December 31,
			2008	2007
Assets
Total assets from reportable segments			$626,581	$619,386
Other unallocated assets			46,369	56,593
Total consolidated assets			$672,950	$675,979

Net sales and long-lived assets of our U.S. and foreign operations are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net Sales
United States	$235,450	$223,655	$470,725	$433,722
Foreign countries(a)	52,186	53,381	102,383	103,706
Total	$287,636	$277,036	$573,108	$537,428

			June 30, 2008	December 31, 2007
Long-lived assets
United States			$260,661	$271,263
Foreign countries			38,866	40,493
Total			$299,527	$311,756

Total assets
United States			$558,878	$565,794
Foreign countries			114,072	110,185
Total			$672,950	$675,979

(a)             Foreign countries include Australia, Canada, Germany and Mexico, none of which individually represents 10% of consolidated net sales or long-lived assets.

9.  DEFINED BENEFIT PLANS

The Company sponsors three noncontributory defined benefit pension plans in the United States covering domestic employees with 1,000 or more hours of service. The Company funds these in accordance with the funding requirements of the Employee Retirement Income Security Act of 1974. Contributions are intended to not only provide for benefits attributed to service to date but also for those expected to be earned in the future. We also sponsor two defined benefit plans in Canada and one defined benefit plan in Germany.

The consolidated net periodic pension expense (benefit) for the three and six months ended June 30, 2008 and 2007 includes the following components (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Service cost-benefits earned during the period	$130	$197	$308	$424
Interest cost on projected benefit obligation	1,424	1,428	2,869	2,790
Expected return on assets	(1,707)	(1,843)	(3,486)	(3,330)
Other	32	38	64	71
Net periodic pension expense (benefit)	$(121)	$(180)	$(245)	$(45)

10.  CONTINGENCIES

Litigation We are involved in various litigation matters from time to time in the ordinary course of our business, including matters described in previous filings. In our opinion, none of such litigation is material to our financial condition or results of operations.

11. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The following condensed consolidating financial statements present, in separate columns, financial information for (i) Pliant (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries (as specified in the Indenture dated as of May 30, 2003, as amended (the “2003 Indenture”) relating to the 2003 Notes, the First Supplemental Indenture with respect to the Amended and Restated Indenture relating to the 2004 Notes and the Amended 2004 Notes, and the 2007 Note Indenture (the 2003 Indenture, the Amended and Restated Indenture, as amended by the First Supplemental Indenture, and the 2007 Note Indenture, collectively, the “Indentures”) on a combined basis, with any investments in non-guarantor subsidiaries specified in the Indentures recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for Pliant and its subsidiaries on a consolidated basis, and (v) Pliant on a consolidated basis, in each case as of June 30, 2008 and December 31, 2007 and for the three and six months ended June 30, 2008 and June 30, 2007. The 2003 Notes, the 2004 Notes, the Amended 2004 Notes, and the 2007 Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary and each guarantor subsidiary is 100% owned, directly or indirectly, by Pliant, except that the 2003 Notes are not guaranteed by Uniplast Industries Co. and the Amended 2004 Notes are not guaranteed by Pliant Solutions Corporation (“Pliant Solutions”). Substantially all of the assets of Pliant Solutions were sold on September 30, 2004, the remainder disposed prior to December 31, 2005 and Pliant Solutions dissolved as of December 27, 2007. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to Pliant. The condensed consolidated financial statements are presented herein, rather than separate financial statements for each of the guarantor subsidiaries, because management believes that separate financial statements relating to the guarantor subsidiaries are not material to investors.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2008 (DOLLARS IN THOUSANDS) (UNAUDITED)

	Pliant Corporation Parent Only	Combined Guarantors	Combined Non-Guarantors	Eliminations	Consolidated Pliant Corporation
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7	$3,547	$4,478	$—	$8,032
Receivables, net of allowances	113,149	5,567	30,769	—	149,485
Inventories	87,828	2,604	11,647	—	102,079
Prepaid expenses and other	1,972	157	3,295	—	5,424
Income taxes receivable, net	(172)	1,155	1,072	—	2,055
Deferred income taxes	6,237	22	2	—	6,261

Total current assets	209,021	13,052	51,263	—	273,336
PLANT AND EQUIPMENT, net	260,661	8,383	30,483	—	299,527
GOODWILL	57,777	13,153	1,556	—	72,486
INTANGIBLE ASSETS, net	1,183	9,016	—	—	10,199
INVESTMENT IN SUBSIDIARIES	(22,394)	—	—	22,394	—
OTHER ASSETS	12,334	—	5,068	—	17,402

TOTAL ASSETS	$518,582	$43,604	$88,370	$22,394	$672,950

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term debt	$465,694	$16,700	$22,521	$—	$504,915
Trade accounts payable	87,465	3,941	13,354	—	104,760
Accrued liabilities	42,429	(143)	4,132	—	46,418
Due to (from) affiliates	(77,925)	64,622	13,303	—	—

Total current liabilities	517,663	85,120	53,310	—	656,093
LONG-TERM DEBT, net of current portion	281,262	—	4,180	—	285,442
OTHER LIABILITIES	11,337	763	7,209	—	19,309
DEFERRED INCOME TAXES	11,597	872	2,914	—	15,383

Total liabilities	821,859	86,755	67,613	—	976,227
STOCKHOLDERS’ (DEFICIT):
Preferred Stock	274,009	—	—	—	274,009
Common stock	1	—	11,916	(11,916)	1
Paid-in capital	155,341	14,020	43,822	(57,842)	155,341
Retained earnings (deficit)	(723,062)	(59,250)	(35,455)	94,705	(723,062)
Accumulated other comprehensive loss	(9,566)	2,079	474	(2,553)	(9,566)

Total stockholders’ (deficit)	(303,277)	(43,151)	20,757	22,394	(303,277)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$518,582	$43,604	$88,370	$22,394	$672,950

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2007 (DOLLARS IN THOUSANDS) (UNAUDITED)

	Pliant Corporation Parent Only	Combined Guarantors	Combined Non-Guarantors	Eliminations	Consolidated Pliant Corporation
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7	$3,609	$3,642	$—	$7,258
Receivables, net of allowances	97,400	5,216	24,974	—	127,590
Inventories	93,152	3,407	11,799	—	108,358
Prepaid expenses and other	2,296	670	3,303	—	6,269
Income taxes receivable	(295)	1,093	1,086	—	1,884
Deferred income taxes	9,156	9	(20)	—	9,145

Total current assets	201,716	14,004	44,784	—	260,504
PLANT AND EQUIPMENT, net	271,263	8,885	31,608	—	311,756
GOODWILL	57,777	13,153	1,597	—	72,527
INTANGIBLE ASSETS, net	1,470	9,611	—	—	11,081
INVESTMENT IN SUBSIDIARIES	(23,719)	—	—	23,719	—
OTHER ASSETS	15,377	—	4,734	—	20,111

TOTAL ASSETS	$523,884	$45,653	$82,723	$23,719	$675,979

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term debt	$987	$—	$115	$—	$1,102
Trade accounts payable	78,846	2,771	11,561	—	93,178
Accrued liabilities	53,072	657	3,681	—	57,410
Due to (from) affiliates	(83,364)	65,741	17,623	—	—

Total current liabilities	49,541	69,169	32,980	—	151,690
LONG-TERM DEBT, net of current portion	713,367	16,700	21,398	—	751,465
OTHER LIABILITIES	14,614	1,296	6,695	—	22,605
DEFERRED INCOME TAXES	14,306	973	2,884	—	18,163

Total liabilities	791,828	88,138	63,957	—	943,923
STOCKHOLDERS’ (DEFICIT):
Preferred Stock	247,355	—	—	—	247,355
Common stock	1	—	11,916	(11,916)	1
Paid in capital	155,341	14,020	43,822	(57,842)	155,341
Retained earnings (deficit)	(658,163)	(58,440)	(34,662)	93,102	(658,163)
Accumulated other comprehensive loss	(12,478)	1,935	(2,310)	375	(12,478)

Total stockholders’ (deficit)	(267,944)	(42,485)	18,766	23,719	(267,944)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$523,884	$45,653	$82,723	$23,719	$675,979

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING INCOME STATEMENT

FOR THE THREE MONTHS ENDED JUNE 30, 2008 (IN THOUSANDS) (UNAUDITED)

	Pliant	Combined	Combined		Consolidated
	Corporation	Guarantor	Non-Guarantor		Pliant
	(Parent Only)	Subsidiaries	Subsidiaries	Eliminations	Corporation
NET SALES	$245,943	$10,227	$41,959	$(10,493)	$287,636
COST OF SALES	228,037	10,160	37,680	(10,493)	265,384
GROSS PROFIT	17,906	67	4,279	—	22,252
OPERATING EXPENSES	21,855	450	1,923	—	24,228
OPERATING INCOME (LOSS)	(3,949)	(383)	2,356	—	(1,976)
INTEREST EXPENSE	(21,833)	(91)	(1,041)	—	(22,965)
EQUITY IN EARNINGS OF SUBSIDIARIES	(172)	—	—	172	—
OTHER INCOME (EXPENSE)—Net	1,213	(389)	(777)	—	47
INCOME (LOSS) BEFORE INCOME TAXES	(24,741)	(863)	538	172	(24,894)
INCOME TAX EXPENSE (BENEFIT)	(412)	(777)	624	—	(565)
NET INCOME (LOSS)	$(24,329)	$(86)	$(86)	$172	$(24,329)

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

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING INCOME STATEMENT

FOR THE SIX MONTHS ENDED JUNE 30, 2008 (IN THOUSANDS) (UNAUDITED)

	Pliant	Combined	Combined		Consolidated
	Corporation	Guarantor	Non-Guarantor		Pliant
	(Parent Only)	Subsidiaries	Subsidiaries	Eliminations	Corporation
NET SALES	$493,247	$21,120	$81,263	$(22,522)	$573,108
COST OF SALES	452,577	20,994	73,328	(22,522)	524,377
GROSS PROFIT	40,670	126	7,935	—	48,731
OPERATING EXPENSES	36,745	878	3,889	—	41,512
OPERATING INCOME (LOSS)	3,925	(752)	4,046	—	7,219
INTEREST EXPENSE	(43,079)	(211)	(2,169)	—	(45,459)
EQUITY IN EARNINGS OF SUBSIDIARIES	(1,602)	—	—	1,602	—
OTHER INCOME (EXPENSE)—Net	2,524	(813)	(1,557)	—	154
INCOME (LOSS) BEFORE INCOME TAXES	(38,232)	(1,776)	320	1,602	(38,086)
INCOME TAX EXPENSE (BENEFIT)	13	(967)	1,113	—	159
NET INCOME (LOSS)	$(38,245)	$(809)	$(793)	$1,602	$(38,245)

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

PLIANT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE SIX MONTHS ENDED JUNE 30, 2008 (IN THOUSANDS) (UNAUDITED)

	Pliant	Combined	Combined		Consolidated
	Corporation	Guarantor	Non-Guarantor		Pliant
	(Parent Only)	Subsidiaries	Subsidiaries	Eliminations	Corporation
CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(3,162)	$622	$986	$—	$(1,554)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for plant and equipment	(13,864)	(641)	(232)	—	(14,737)
Net cash used in investing activities	(13,864)	(641)	(232)	—	(14,737)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of capital leases and other, net	(511)	—	(53)	—	(564)
Loans (to) from affiliates	5,000	—	(5,000)	—	—
Borrowings under Revolving Credit Facilities	13,000	—	5,000	—	18,000
Net cash provided by/(used in) financing activities	17,489	—	(53)	—	17,436
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(463)	(43)	135	—	(371)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(62)	836	—	774
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	7	3,609	3,642	—	7,258
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	7	3,547	4,478	—	8,032

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

ITEM 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze material change in our consolidated financial condition, liquidity and capital resources and results of operations as of the second quarter of 2008. This analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2007. This section contains certain forward-looking statements within the meaning of federal securities laws that involve risks and uncertainties, including statements regarding our plans, objectives, goals, strategies and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under “Cautionary Statement for Forward-Looking Information” below and elsewhere in this report.

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

The Program includes closing four of the Company’s facilities: South Deerfield, MA, Dalton, GA, Harrington, DE and Newport News, VA.  These closings will improve operating scale at the remaining plants and reduce fixed costs.  The effect would be a projected increase to EBITDA of $8.9 million following completion of all plant closures.  A reduction in workforce at other facilities and corporate is also planned which will increase projected EBITDA by an additional $6.1 million on an annual basis following completion of the reduction in workforce.

The Program also includes an $80 million debt reduction plan which will come from a proposed $40 million sale/leaseback of facilities program, a planned $9 million operating lease on certain equipment, and a $31 million inventory reduction program.  The $80 million debt reduction program coupled with the $15 million of EBITDA improvements mentioned above will help bring the Company’s pro-forma leverage to 6.5x upon completion of the Program.

Since the Program began, the Company leased $4.5 million worth of equipment in the second quarter of 2008 and completed a sale-leaseback for $12.1 million worth of equipment in the third quarter of 2008. The Company has reduced inventory by 25.6 million pounds during the second quarter of 2008 which equated to $17.5 million. If resin prices had remained constant with the March 31, 2008 pricing, inventory would have been reduced by $28.6 million. At August 14, 2008 the Company has completed 43% of its debt reduction program, which accounts for the $15 million reduction in borrowings under our Revolving Credit Facilities during the second quarter of 2008. The Company will continue to deleverage by leasing selected equipment, completing sale-leasebacks of buildings and equipment, and reducing inventory levels.

The Company will incur costs to close the four plants previously mentioned, including asset impairments on decommissioned assets, $5.4 million of which have been recorded in the second quarter of 2008.  The Company will explore the option of selling this equipment.  There will also be a projected net cash cost of $24.9 million, made up of $19.6 million of infrastructure and relocation capital expenditures and $15.1 million of termination benefits and plan implementation costs, net of $9.8 million of cash expected to be received for selling the four facilities.

We recorded sales of $287.6 million in the second quarter of 2008 compared to sales of $277.0 million in the second quarter of 2007. Second quarter 2008 sales measured in pounds were 203.1 million, which represents a 6.2% decrease from the second quarter of 2007 and is discussed in further detail in the “Operating Segment Review” presented later in this section. Average sales price for the three months ended June 30, 2008 was $1.416 per pound as compared to $1.279 per pound for the three months ended June 30, 2007 and is discussed in further detail in the “Operating Segment Review” presented later in this section.

Pro Forma EBITDA was $18.9 million for the second quarter of 2008, compared to $27.5 million for the second quarter of 2007. Pro Forma EBITDA reflects income from continuing operations adjusted for interest expense, income taxes, depreciation, amortization, reorganization costs, and restructuring charges. We believe that Pro Forma EBITDA information enhances an investor’s understanding of our ability to satisfy principal and interest obligations with respect to our indebtedness and to utilize cash for other purposes. This information eliminates items that have less bearing on our operating performance, thereby highlighting trends in our core business which may not otherwise be apparent when relying solely on GAAP financial measures. It also provides an assessment of controllable expenses which are indicators for management to determine whether current spending decisions need to be adjusted in order to meet financial goals and achieve optimal financial performance. The decrease in Pro Forma EBITDA of $8.6 million reflects $5.1 million in compression between our average selling price and raw material costs, $2.6 million impact from reduced volumes, $0.4 million in incremental freight, packaging, utilities and other energy related costs, offset by lower selling, general and administrative and research and development costs. During the second quarter of 2008, the Company also reported $5.2 million in additional costs associated with the Company’s decision to reduce inventory levels. If resin prices and inventory quantities would have remained constant with the first quarter levels, our Pro Forma EBITDA would have been $29.2 million.

Market Conditions

The primary raw materials used in the manufacture of most of our products are polypropylene resin, polyethylene resin and PVC resin. The long-term prices of these materials are primarily a function of the price of crude oil and natural gas which have increased significantly in recent years. During the second quarter of 2008, many of our suppliers announced dramatic price increases for these raw materials, for which the delay in our ability to pass along through selling price increases, negatively affected our operating results. To combat this impact, we have moved more customers to programs which allow us to pass through cost increases in raw materials on a more timely basis in the future.

Results of Operations

The following table sets forth net sales, operating expenses, and operating income, and such amounts as a percentage of net sales, for the three and six months ended June 30, 2008 and 2007 (dollars in millions).

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
		% of		% of		% of		% of
	$	Sales	$	Sales	$	Sales	$	$ Sales

Net Sales	$287.6	100.0%	$277.1	100.0%	$573.1	100.0%	$537.4	100.0%
Cost of sales	265.4	92.3%	241.5	87.2%	524.4	91.5%	467.4	87.0%
Gross profit	22.2	7.7%	35.6	12.8%	48.7	8.5%	70.0	13.0%
Selling, general and administrative	15.8	5.5%	16.5	5.9%	31.2	5.5%	36.0	6.7%
Research and development costs	1.6	0.6%	3.1	1.1%	3.4	0.6%	6.2	1.2%
Restructuring and other costs	6.6	2.3%	0.5	0.2%	6.7	1.1%	1.9	0.3%
Reorganization costs	0.1	—%	0.4	0.2%	0.1	—%	0.7	0.1%
Other operating costs	0.1	—%	—	—%	0.1	—%	1.1	0.2%
Total operating expenses	24.2	8.4%	20.5	7.4%	41.5	7.2%	45.9	8.5%
Operating income	$(2.0)	(0.7)%	$15.1	5.4%	$7.2	1.3%	$24.1	4.5%

Three Months Ended June 30, 2008 Compared with the Three Months Ended June 30, 2007

Net Sales

Net sales increased by $10.5 million, or 3.8%, to $287.6 million for the second quarter of 2008 from $277.1 million for the three months ended June 30, 2007. The increase resulted primarily from a 10.7% increase in our average selling prices reflecting increases in raw material prices partially offset by decreases in sales volume of 6.2%. See “Operating Segment Review” below for a detailed discussion of sales volumes and selling prices by segment and division.

Gross Profit

Gross profit decreased by $13.4 million to $22.2 million for the second quarter of 2008 primarily due to compression between our average selling price and raw material cost caused by raw material increases at rates greater than our ability to pass along increases to customers. See “Operating Segment Review” below for a detailed discussion of the margin variances by segment.

Selling, General and Administrative

Selling, general and administrative expenses were $15.8 million for the second quarter of 2008, compared to $16.5 million for the second quarter of 2007. This decrease of $0.7 million is primarily attributable to lower sales commissions and lower employee bonus and pension related costs.

Research and Development Costs

Research and development costs were $1.6 million for the second quarter of 2008, compared to $3.1 million in the second quarter of 2007. This decrease of $1.8 million is primarily attributable to the impact of the Company’s 2007 and 2008 reduction in workforce initiatives and less government contract related research and development activities.

Restructuring and Other Costs

Restructuring and other costs of $6.6 million for the second quarter of 2008 relate primarily to $5.4 million in fixed asset impairments related to plant closings, and restructuring cost related to workforce reductions and plant closing costs of $0.7 million and $0.5 million, respectively.  Restructuring and other costs of $0.5 million for the second quarter of 2007 relate primarily to the reorganization of our Canadian operations and includes severance and other plant closing costs of $0.2 million associated with the closure of our Barrie, Ontario facility, $0.1 million of other plant closing costs associated with the closure of our Langley, British Columbia facility and $0.1 million associated with the restructuring of the Canadian management and sales teams.

Reorganization Costs

Reorganization costs were $0.1 million for the second quarter of 2008, compared to $0.4 million for the second quarter of 2007. Reorganization costs in the second quarter of 2008 reflect court costs and in the second quarter of 2007 included $0.4 million of court costs and legal and other professional fees.

Operating Income (Loss)

During the second quarter of 2008, the Company recorded an operating loss of $2.0 million compared to operating income of $15.1 million for the second quarter of 2007.

Interest Expense

Interest expense on current and long-term debt increased by $2.0 million to $23.0 million for the second quarter of 2008, from $21.0 million for the second quarter of 2007. This increase is primarily attributable to increased payment-in-kind interest on our Amended 2004 Notes and interest on our 2007 Notes, offset in part by a decrease in interest on our capital leases.

Income Tax Expense

Income tax expense for the second quarter of 2008 reflected benefits of $0.6 million on pretax losses of $19.5 million, compared to income tax benefits of less than $0.3 million on pretax losses of $5.9 million for the same period in 2007. Income tax benefits related to net operating losses in the United States were offset by a valuation allowance as the realization of these tax benefits is not certain. The income tax expense in the statements of operations primarily reflects foreign income taxes. In July 2006, the FASB issued Statement of Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes–An Interpretation of FASB Statement No.109 (“FIN 48”). The income tax benefits in the second quarter of 2008 reflect the decrease in our FIN 48 reserves due to the favorable resolution of income tax examinations during the quarter.

Six Months Ended June 30, 2008 Compared with the Six Months Ended June 30, 2007

Net Sales

Net sales increased by $35.7 million, or 6.6%, to $573.1 million for the six months ended June 30, 2008 from $537.4 million for the six months ended June 30, 2007. The increase was primarily due to a 12.1% increase in our average selling price resulting primarily from increases in our raw material prices, offset in part by a 4.9% decrease in sales volume.  See “Operating Segment Review” below for a detailed discussion of sales volumes and selling prices by segment and division.

Gross Profit

Gross profit decreased by $21.3 million to $48.7 million for the six months ended June 30, 2008, from $70.0 million for the six months ended June 30, 2007. This decrease was due primarily to compression between our average selling prices and raw material costs caused by raw material increases at rates greater than our ability to pass along increases to customers. See “Operating Segment Review” below for a detailed discussion of the margin variances by segment.

Selling, General and Administrative Costs

Selling, general and administrative costs were $31.2 million for the six months ended June 30, 2008, compared to $36.0 million for the first six months of 2007. This decrease was primarily due to lower sales commissions, employee bonuses and pension related costs.

Research and Development Costs

Research and development costs were $3.4 million for the six months ended June 30, 2008, compared to $6.2 million for the six months ended June 30, 2007. This decrease of $2.4 million is primarily attributable to the Company’s 2007 and 2008 reduction in workforce initiatives and lower government contract related research and development activities.

Restructuring and Other Costs

Restructuring and other costs were $6.7 million for the six months ended June 30, 2008, compared to $1.9 million for the six months ended June 30, 2007. Restructuring and other costs in 2008 related primarily to $5.4 million in fixed asset impairments related to plant closings, and restructuring costs related to workforce reductions and plant closings costs of $0.8 million and $0.5 million, respectively.  Restructuring and other costs in 2007 relate primarily to the reorganization of our Canadian operations and include severance cost of $0.2 million associated with the closure of our Barrie, Ontario facility, $0.1 million of other plant closing costs in both our Barrie, Ontario and Langley, British Columbia facilities and $1.3 million associated with restructuring of our Canadian management and sales teams.

Reorganization Costs

Reorganization costs were $0.1 million for the six months ended June 30, 2008, compared to $0.7 million for the six months ended June 30, 2007. Reorganization costs in both 2008 and 2007 relate primarily to legal and other professional fees.

Other Operating Costs

Other operating costs for 2008 include a $0.1 million fixed asset impairment and in 2007 included $1.1 million of costs associated with the issuance of the Company’s Series M Preferred Stock, par value $.01 per share (“Series M Preferred Stock”) pursuant to the Company’s Fourth Amended Joint Plan of Reorganization.

Operating Income

During the six months ended June 30, 2008, the Company recorded operating income of $7.2 million, compared to operating income of $24.1 million for the six months ended June 30, 2007.

Interest Expense

Interest expense on current and long-term debt was $45.5 million for the six months ended June 30, 2008, compared to $42.1 million for the six months ended June 30, 2007. This increase of $3.4 million between periods is primarily due to increased payment-in-kind interest on our Amended 2004 Notes and increased interest on our 2007 Notes, partially offset by lower interest on our Revolving Credit Facilities and capital leases.

Other Income (Expense)

Other income was $0.2 million for the six months ended June 30, 2008, compared to other income of $0.3 million for the six months ended June 30, 2007. Other income in both years includes interest income, transaction gains and other insignificant amounts.

Income Tax Expense

Income tax expense for the six months ended June 30, 2008 was $0.2 million on pretax losses from continuing operations of $38.1 million as compared to $0.4 million on pretax losses from continuing operations of $17.7 million for the same period in 2007. Income tax benefits related to net operating losses in the United States were offset by a valuation allowance as the realization of these tax benefits is not certain. Therefore, the income tax expense in the statements of operations primarily reflects foreign income taxes. The income tax expenses for the six months ended June 30, 2008 reflect the decrease in our FIN 48 reserves due to the favorable resolution of income tax examinations during the period.

Operating Segment Review

General

We evaluate the performance of our operating segments based on net sales (excluding inter-company sales) and segment profit. The segment profit reflects income from continuing operations adjusted for interest expense, income taxes, depreciation, amortization, reorganization, restructuring and other costs and other non-cash charges (principally the impairment of goodwill, intangible assets and fixed assets). For more information on our operating segments, including a reconciliation of segment profit to income before taxes, see Note 8 to the condensed consolidated financial statements included in this report.

We have four operating segments: Engineered Films, Industrial Films, Specialty Films and Printed Products. A summary of segment information (in millions of dollars) is as follows:

	Engineered Films	Industrial Films	Specialty Films	Printed Products	Corporate / Other	Total
Three months ended June 30, 2008
Total net sales	$81.3	$91.3	$54.3	$59.6	$1.1	$287.6
Segment profit	5.9	7.3	3.5	3.9	(4.6)	16.0

Three months ended June 30, 2007
Total net sales	$89.3	$78.2	$49.3	$56.2	$4.0	$277.1
Segment profit	13.3	9.0	6.1	3.6	(4.5)	27.5

Six months ended June 30, 2008
Total net sales	$168.8	$173.5	$113.3	$114.6	$2.9	$573.1
Segment profit	13.8	14.7	9.3	7.9	(9.5)	36.2

Six months ended June 30, 2007
Total net sales	$173.1	$151.4	$97.3	$107.5	$8.1	$537.4
Segment profit	26.7	17.1	12.1	7.5	(12.2)	51.2

Three months ended June 30, 2008 compared with the three months ended June 30, 2007

Engineered Films

Net sales. Net sales in Engineered Films decreased by $8.0 million, or 9.0%, to $81.3 million for the quarter ended June 30, 2008 from $89.3 million for the second quarter of 2007. This change was due to a decrease in sales volume of 17.1% which was partially offset by an increase in average selling prices of 9.8%.

Segment profit. The Engineered Films segment profit was $5.9 million for the quarter ended June 30, 2008, as compared to $13.3 million for the same period in 2007. This $7.9 million decrease in segment profit was primarily due to a decrease in sales volume and compressed gross profit as a result of higher raw material costs combined with customer pricing pass through lags with contractual accounts. This decrease is partially offset by favorable manufacturing efficiencies and selling, general and administrative costs.

Industrial Films

Net sales. The net sales of our Industrial Films segment increased by $13.1 million, or 16.7%, to $91.3 million for the quarter ended June 30, 2008 from $78.2 million for the quarter ended June 30, 2007. This increase is primarily due to a 2.9% increase in sales volume in both our PVC and Stretch Films markets, and a 13.5% increase in average selling prices.

Segment profit. The Industrial Films segment profit was $7.3 million for the quarter ended June 30, 2008, as compared to $9.0 million for the same period in 2007. This $1.7 million reduction in segment profit was primarily due to compressed gross profit as a result of higher raw material costs combined with customer pricing pass through lags with contractual accounts. This decrease is partially offset by improved manufacturing efficiencies and favorable selling, general and administrative costs.

Specialty Films

Net sales.  Net sales in our Specialty Films segment increased $5.0 million, or 10.1%, to $54.3 million for the quarter ended June 30, 2008 from $49.3 million for the quarter ended June 30, 2007. This increase was primarily due to an increase in our average selling prices of 10.6%.

Segment profit. The Specialty Films segment profit was $3.5 million for the quarter ended June 30, 2008, as compared to $6.1 million for the quarter ended June 30, 2007. This $2.6 million reduction in segment profit was primarily due to higher raw material, freight, and utility costs and was partially offset by favorable operational and selling, general and administrative costs. Additionally, as a result of the announced plant restructuring plan, a number of products have been relocated from this segment.

Printed Products

Net sales. Net sales of our Printed Products segment increased $3.4 million or 6.0% to $59.6 million for the quarter ended June 30, 2008 from $56.2 million for the quarter ended June 30, 2007. This increase was due to a positive sales mix and an increase in average selling prices of 10.8% because of higher raw material costs, partially offset by lower sales volume of 4.4% between periods primarily in our tortilla bag markets.

Segment profit. The Printed Products segment profit was $3.9 million for the quarter ended June 30, 2008, as compared to $3.6 million for the quarter ended June 30, 2007. This $0.3 million increase is primarily due to a positive sales mix impact, and a reduction in headcount, offset in part by higher raw material costs.

Corporate/Other

Corporate/Other includes our corporate headquarters and our research and development facility in Newport News, Virginia. Unallocated corporate expenses were $4.6 million for the quarter ended June 30, 2008, versus $4.5 million for the quarter ended June 30, 2007.

Six months ended June 30, 2008 compared with the six months ended June 30, 2007

Engineered Films

Net sales. Net sales in Engineered Films decreased by $4.3 million, or 2.5%, to $168.8 million for the six months ended June 30, 2008 from $173.1 million for the six months ended June 30, 2007. This change was due to a 12.2% reduction in sales volume, primarily in our converter and industrial film markets, offset with an increase in average selling prices of 11.2% principally due to raw material price increases.

Segment profit. The Engineered Films segment profit was $13.8 million for the six months ended June 30, 2008, as compared to $26.7 million for the same period in 2007. This $12.9 million decrease in segment profit was primarily due to a 12.2% decrease in sales volume and compressed gross profit as a result of higher raw material costs combined with customer pricing pass through lags with contractual accounts. This decrease is partially offset by favorable manufacturing efficiencies and selling, general and administrative costs.

Industrial Films

Net sales. The net sales of our Industrial Films segment increased by $22.1 million, or 14.6%, to $173.5 million for the six months ended June 30, 2008 from $151.4 million for the six months ended June 30, 2007. This increase is primarily due to an increase in average selling prices of 16.2% principally due to raw material price increases, offset by a 1.4% reduction in sales volume, primarily in our Stretch Films market.

Segment profit. The Industrial Films segment profit was $14.7 million for the six months ended June 30, 2008, as compared to $17.1 million for the same period in 2007. This $2.4 million reduction in segment profit was primarily due to compressed gross profit as a result of higher raw material costs combined with customer pricing pass through lags with contractual accounts. This decrease is partially offset by improved manufacturing efficiencies and favorable selling, general and administrative costs.

Specialty Films

Net sales.  Net sales in our Specialty Films segment increased $16.0 million, or 16.4%, to $113.3 million for the six months ended June 30, 2008 from $97.3 million for the six months ended June 30, 2007. This increase was due to increased sales volume of 5.2% and an increase in our average selling prices of 10.7% because of higher raw material costs.

Segment profit. The Specialty Films segment profit was $9.3 million for the six months ended June 30, 2008, compared to $12.1 million for the same period in 2007. This $2.8 million decline primarily occurred in the second quarter of 2008 due to higher raw material costs, freight, and utility costs and was partially offset by favorable operational and selling, general and administrative costs. The majority of contracts have resin pass through dynamics that delay resin cost recovery. In addition, this segment continues to work to offset customer product platform changes that result in volume and profit loss.

Printed Products

Net sales. Net sales of our Printed Products segment increased $7.1 million or 6.6% to $114.6 million for the six months ended June 30, 2008 from $107.5 million for the six months ended June 30, 2007. This increase was due primarily to an increase in average selling prices of 10.7% caused by higher raw material costs, in addition to a change in market mix and a decrease in volume of 3.7%, largely in the tortilla bag market.

Segment profit. The Printed Products segment profit was $7.9 million for the six months ended June 30, 2008, as compared to $7.5 million for the same period in 2007. This $0.4 million increase was due to a positive product price mix, a reduction in headcount, offset in part by higher raw material costs.

Corporate/Other

Corporate/Other includes our corporate headquarters and our research and development facility in Newport News, Virginia. Unallocated corporate expenses decreased by $2.7 million to $9.5 million for the six months ended June 30, 2008, from $12.2 million for the six months ended June 30, 2007. This decrease was primarily due to a reduction in employee bonus and pension related costs, and to lower U.S. Government funded research and development activity.

Liquidity and Capital Resources

Sources of Capital

Our principal sources of funds have been cash generated by our operations and borrowings under Revolving Credit Facilities. In addition, we have raised funds through the issuance of senior secured and subordinated notes and the sale of shares of preferred stock.

As of June 30, 2008 our outstanding long-term debt consisted of $136.6 million in borrowings under our Revolving Credit Facilities, $359.4 million of our Amended 2004 Notes, $7.8 million of our 2004 Notes, $250.0 million of our 2003 Notes, $24.0 million of our 2007 Notes and $12.6 million in capital leases.

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

As of June 30, 2008, we had borrowings of $136.6 million under our $200 million Revolving Credit Facilities, and availability of $53.6 million subject to our borrowing base limitations and $5.9 million in outstanding letters of credit, along with $8.0 million in cash.

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

The Amended 2004 Notes mature on June 15, 2009. On or after June 15, 2008, we may redeem some or all of the Amended 2004 Notes at the following redemption prices (expressed as percentages of the sum of the principal amount, plus accrued and unpaid interest); 105.813% if redeemed on or after June 15, 2008 and prior to December 15, 2008; 102.906% if redeemed on or after December 15, 2008 and prior to June 15, 2009; and 100.000% if redeemed on June 15, 2009.

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

On or after June 15, 2008, the Company may redeem some or all of the 2004 Notes at the following redemption prices (expressed as percentages of the sum of the principal amount plus accrued and unpaid interest): 102.781% if redeemed on or after June 15, 2008 and prior to June 15, 2009; and 100.00% if redeemed on June 15, 2009.

2003 Notes

The 2003 Notes accrue interest from the date of issuance through maturity at the rate of 11 1/8%. The 2003 Notes mature on September 1, 2009 and interest is payable in cash semiannually on each March 1 and September 1. The 2003 Notes rank equally with our existing and future senior debt and rank senior to our existing and future subordinated indebtedness. The 2003 Notes are secured by a second-priority security interest in both the First-Priority Note Collateral and the Second-Priority Note Collateral. The 2003 Notes are guaranteed by some of our subsidiaries.

On or after June 1, 2008, we may redeem some or all of the 2003 Notes at the following redemption prices (expressed as a percentage of principal amount), plus accrued and unpaid interest: 102.781% if redeemed prior to June 1, 2009; and 100% if redeemed on or after June 1, 2009.

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

Preferred Stock

As of June 30, 2008 we have outstanding 334,894 of $1,000 per share stated value of Series AA Redeemable Preferred Stock par value $.01 per share (the “Series AA Preferred Stock”), which accrues dividends at the rate of 13% per annum. The Series AA Preferred Stock is convertible into our common stock, par value $.01 per share (the “Common Stock”). If the Series AA Preferred Stock has not been redeemed or repurchased by July 18, 2011, the holders of at least 40% of the outstanding shares of Series AA Preferred Stock shall have the right to cause all of the outstanding class of Series AA Preferred Stock to be converted into a number of shares of Common Stock equal to 99.9% of the number of fully diluted shares of Common Stock after giving effect to such conversion (excluding shares, if any, of Common Stock issued to stockholders of the other party to a merger qualifying for the Merger Exception as that term is defined in our Amended and Restated Certificate of Incorporation).

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

Net Cash Provided by/Used in Operating Activities

Net cash used in operating activities was $1.6 million for the six months ended June 30, 2008, as compared to cash provided by operations of $30.1 million for the six months ended June 30, 2007. This difference between years reflects a reduction in earnings from operations before non-cash charges of $10.0 million, an increase in working capital requirements of $13.7 million, and an $8.0 million decrease in other long term liabilities. For the six month period ended June 30, 2008, receivables increased $19.2 million due to higher average selling price, which in turn were driven by higher resin prices. During the same period, inventories increased by $6.5 million, again due to higher resin prices as quantities on hand were down between periods, and accounts payable increased $11.2 million. Accrued liabilities decreased $11.1 million from December 31, 2007 due to $16.4 million in interest payments and the payout of the 2007 year end bonus accruals. For the six months ended June 30, 2007, receivables increased $5.7 million due to higher average selling prices, while inventory declined $2.5 million as the impact of the company’s inventory reduction programs exceeded resin price increases. Accounts payable increased $12.7 million during the same six month period due to resin price increases, while accrued liabilities decreased $14.4 million due to payment of $13.9 million in interest and the 2006 year end bonuses. Long term liabilities decreased $3.2 million during the six months ended June 30, 2008 due to $2.1 million in pension plan contributions and adjustments and a $1.1 million decrease to tax reserves, as compared to an increase of $4.9 million in 2007 related to additional tax reserves associated with the adoption of FIN 48.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased $9.3 million to $14.7 million for the six months ended June 30, 2008, from $24.0 million for the six months ended June 30, 2007 due to decreased capital expenditures of $9.3 million.

Net Cash Provided by/Used in Financing Activities

Net cash provided by financing activities was $17.3 million for the six months ended June 30, 2008, as compared to net cash used in financing activities of $0.3 million for the six months ended June 30, 2007. Activity for the six months ended June 30,

2008, includes borrowings under Revolving Credit Facilities of $18.0 million and repayments of capital leases and other of $0.6 million. Activity for the six months ended June 30, 2007, includes $24.0 million of proceeds from the issuance of  the Company’s 2007 Subordinated Notes, $0.2 million in proceeds from sale of the Company’s Series M Preferred Stock, offset by $22.6 million in cash deposited with a trustee for the repurchase of the Company’s outstanding 2006 Subordinated Notes, $1.6 million of payments of financing fees and $0.3 million in payments of capital leases.

Liquidity

As of June 30, 2008, we had $136.6 million of borrowings under our $200 million Revolving Credit Facilities, and $53.6 million of availability subject to our borrowing base limitations and $5.9 million in outstanding letters of credit, along with $8 million in cash.

As of June 30, 2008, we had $8.0 million in cash and cash equivalents, of which $2.2 million is a compensating balance associated with our Canadian operations’ borrowings under our Revolving Credit Facilities. In addition, a portion of our cash and cash equivalents are held by our other foreign subsidiaries.

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

Capital Expenditures

Our total capital expenditures were approximately $41 million in 2006, $43 million in 2007 and are expected to be $25-30 million in 2008. These expenditures are focused on projects to lower operating costs, add capacity for high value products, expand research and development programs, and bring new innovative products to market.

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

Cautionary Statement for Forward-Looking Information

Some of the statements set forth in this report including, but not limited to, those under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are in “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information that is based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions. These forward-looking statements are often not historical facts but instead represent only expectations, estimates and projections regarding future events. These statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors that are difficult to predict and may cause actual results to be materially different. These factors include, but are not limited to, the following:

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

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The discussion below describes changes in our market risks since December 31, 2007. For additional information regarding our exposure to certain market risks, see Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ending December 31, 2007.

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

Interest

Our Revolving Credit Facility is at a variable rate of interest. An increase of 1% in interest rates would result in an additional $1.4 million of annual interest expense based on our Revolving Credit Facility balance of $136.6 million as of June 30, 2008.

Raw Material Costs

Our raw material costs are comprised primarily of resins. Our resin costs comprised approximately 66% of our total manufacturing costs. Market risk arises from changes in resin costs. Although the average selling prices of our products generally increase or decrease as the cost of resins increases or decreases, the impact of a change in resin prices is more immediately reflected in our raw material costs than in our selling prices. In prior years, we entered into commodity collar agreements to manage resin market risks. At June 30, 2008, we did not have any commodity collar agreements outstanding. Prices for resin increased dramatically during the fourth quarter of 2007 and the first six months of 2008.

Exchange Rates and Foreign Currency

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

Other Market Risk

We are exposed to credit losses in the event of nonperformance by the counterparty to a financial instrument to which we are a party. We anticipate, however, that each of the counterparties to the financial instruments to which we are a party will be able to fully satisfy its obligations under the contract.

ITEM 4T.            CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of June 30, 2008. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Controls

Management has evaluated, with the participation of our principal executive officer and our principal financial officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2008.

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

None.

ITEM 3.                    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on May 15, 2008. There were 97,348 shares of Common Stock and 334,894 shares of Series AA Preferred Stock issued and outstanding on the record date and entitled to vote at the annual meeting.  The following matters were voted upon:

1.    The individuals named below were elected as directors by the holders of 63,550 shares of Common Stock present in person or by proxy at the meeting. Shares voted were as follows:

NAME	FOR	WITHHELD
Harold C. Bevis	63,525	25
John D. Bowlin	63,544	6
Edward A. Lapekas	63,530	20
Stephen V. McKenna	63,544	6
Timothy J. Walsh	63,544	6

2.    The individuals named below were elected as directors by the holders of 265,872 of Series AA Preferred Stock present in person or by proxy at the meeting. Shares voted were as follows:

NAME	FOR	WITHHELD
Eugene I. Davis	263,167	2,705
David G. Elkins	263,167	2,705

3.    The appointment of Ernst & Young LLP, as our independent auditors for the year ending December 31, 2008, was ratified by the shares of Common Stock present in person or by proxy at the meeting. There were 63,548 votes for, 0 votes against, ratification. There were 2 abstentions.

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
THOMAS C. SPIELBERGER
Chief Financial Officer
(Authorized Signatory and
Principal Financial and Accounting Officer)

Date: August 14, 2008

INDEX TO EXHIBITS

10.1

Employment Agreement, dated June 11, 2008, by and between Pliant Corporation and Thomas C. Spielberger (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K/A filed by Pliant Corporation on June 16, 2008).

10.2

Stock Appreciation Rights Agreement, dated June 11, 2008, by and between Pliant Corporation and Thomas C. Spielberger (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K/A filed by Pliant Corporation on June 16, 2008).

10.3	Amended and Restated Employment Agreement, dated June 11, 2008, by and between Harold C. Bevis and Pliant Corporation.
10.4	Amended and Restated Employment Agreement, dated July 11, 2008, by and between R. David Corey and Pliant Corporation.
10.5	Letter Agreement, dated June 11, 2008, by and between Stephen T. Auburn and Pliant Corporation.
10.6	Letter Agreement, dated June 13, 2008, by and between Kenneth J. Swanson and Pliant Corporation.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Reconciliation of income from continuing operations before income taxes and EBITDA(R) or Segment Profit and Pro-Forma Adjusted EBITDA.