Form 10-Q
period 2008-09-30
PLIANT CORP
filed 2008-11-14
CIK 1049442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑      No ☐
     At November 12, 2008 there were 97,348 outstanding shares of the Registrant’s common stock. As of November 12, 2008, persons other than affiliates of the Registrant held 47,137, or approximately 48.42%, of the outstanding shares of the Registrant’s common stock. There is no established trading market for the Registrant’s common stock and, therefore, the aggregate market value of shares held by non-affiliates cannot be determined by reference to recent sales or bid and asked prices.

PLIANT CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PLIANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007 (DOLLARS IN THOUSANDS)

	September 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,218	$7,258
Receivables, net of allowances of $3,959 and $3,207, respectively	151,775	127,590
Inventories	106,460	108,358
Prepaid expenses and other	7,236	6,269
Income taxes receivable, net	1,887	1,884
Deferred income taxes	7,318	9,145

Total current assets	298,894	260,504
PLANT AND EQUIPMENT, net	291,798	311,756
GOODWILL	72,422	72,527
INTANGIBLE ASSETS, net	9,843	11,081
OTHER ASSETS	15,654	20,111

TOTAL ASSETS	$688,611	$675,979

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$804,363	$1,102
Trade accounts payable	107,021	93,178
Accrued liabilities:
Interest payable	4,151	12,079
Customer rebates	8,745	8,787
Other	30,648	36,544

Total current liabilities	954,928	151,690
LONG-TERM DEBT, net of current portion	44,431	751,465
OTHER LIABILITIES	17,073	22,605
DEFERRED INCOME TAXES	16,199	18,163

Total Liabilities	1,032,631	943,923

STOCKHOLDERS’ DEFICIT:
Redeemable Preferred Stock—Series AA—335,650 shares authorized, par value $.01 per share, with a redemption and liquidation value of $1,000 per share plus accumulated dividends, 334,894 and 335,592 shares outstanding at September 30, 2008 and December 31, 2007, respectively	287,989	247,355
Redeemable Preferred Stock—Series M—8,000 shares authorized, par value $.01 per share, 8,000 shares outstanding at September 30, 2008 and December 31, 2007	—	—
Common Stock—100,050,000 shares authorized, par value $.01 per share, 97,348 and 100,003 shares outstanding at September 30, 2008 and December 31, 2007, respectively	1	1
Paid in capital	155,341	155,341
Accumulated deficit	(772,529)	(658,163)
Accumulated other comprehensive loss	(14,822)	(12,478)

Total stockholders’ deficit	(344,020)	(267,944)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$688,611	$675,979

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (IN THOUSANDS) (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
NET SALES	$307,911	$282,541	$881,019	$819,969

COST OF SALES	296,618	250,825	820,995	718,200

Gross Profit	11,293	31,716	60,024	101,769

OPERATING EXPENSES:
Sales, General and Administrative	18,548	15,387	49,746	51,438
Research and Development	1,619	2,438	5,019	8,639
Restructuring and Other Costs	3,813	5,373	10,485	7,232
Reorganization Cost	28	320	159	1,017
Other Operating Costs	—	—	112	1,101

Total operating expenses	24,008	23,518	65,521	69,427

OPERATING INCOME (LOSS)	(12,715)	8,198	(5,497)	32,342

INTEREST EXPENSE	(23,137)	(21,709)	(68,596)	(63,842)

GAIN ON EXTINGUISHMENT OF DEBT	—	32,508	—	32,508

OTHER INCOME (EXPENSE) — Net	129	75	283	389

INCOME (LOSS) BEFORE INCOME TAXES	(35,723)	19,072	(73,810)	1,397

INCOME TAX EXPENSE (BENEFIT)	(236)	429	(78)	812

NET LOSS	$(35,487)	$18,643	$(73,732)	$585

See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (IN THOUSANDS) (UNAUDITED)

	Nine Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(73,732)	$585
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	33,179	33,796
Fixed asset impairment	5,953	1,501
Amortization of deferred financing costs and accretion of debt discount	4,427	3,434
Payment-in-kind interest on debt	30,710	27,372
Deferred income taxes	(85)	(3,616)
(Gain) / loss on disposal of assets	75	163
Non-cash other operating costs		664
Gain on extinguishment of debt	—	(32,508)
Changes in assets and liabilities:
Receivables	(25,537)	(266)
Inventories	1,053	(10,233)
Prepaid expenses and other	(745)	574
Income taxes payable/receivable	(727)	64
Other assets	(477)	(591)
Trade accounts payable	14,731	16,256
Accrued liabilities	(13,588)	(19,958)
Other liabilities	(4,701)	1,921

Net cash provided by (used in) operating activities	(29,464)	19,158

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	2,959	165
Capital expenditures for plant and equipment	(21,981)	(36,132)

Net cash used in investing activities	(19,022)	(35,967)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facilities	55,000	21,000
Proceeds from issuance of preferred stock	—	157
Payment of financing fees	—	(1,704)
Borrowings under capital lease	11,369	—
Repayment of capital leases and other, net	(836)	(560)
Repayment of senior subordinated notes	—	(22,593)
Proceeds from issuance of senior subordinated notes	—	24,000

Net cash provided by financing activities	65,533	20,300

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(87)	(599)
NET INCREASE IN CASH AND CASH EQUIVALENTS	16,960	2,892
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	7,258	4,199

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$24,218	$7,091

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	41,923	37,629
Income taxes	1,038	1,076
Supplemental schedule of non-cash investing and financing activities:
Plant and equipment acquired under capital leases	—	4,998
See notes to condensed consolidated financial statements.

PLIANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 (IN THOUSANDS) (UNAUDITED)

										Accumulated
		Preferred Stock				Common Stock				Other
		Series AA		Series M				Paid In	Accumulated	Comprehensive
	Total	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss
BALANCE-December 31, 2007	$(267,944)	336	$247,355	8	$—	100	$1	$155,341	$(658,163)	$(12,478)
Retirement of unclaimed shares		(1)				(3)
Comprehensive loss:
Net loss	(73,732)								(73,732)
Change in unrecognized pension benefit costs	476									476
Foreign currency translation adjustment	(2,820)									(2,820)

Comprehensive loss:	(76,076)

Preferred stock dividends	—		40,634						(40,634)

	$(344,020)	335	$287,989	8	$—	97	$1	$155,341	$(772,529)	$(14,822)

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
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company adopted this statement as of January 1, 2008 and has elected not to apply the fair value option to any of its financial instruments at this time.
2. INVENTORIES
     Inventories are valued at the lower of cost (using the first-in, first-out method) or market value. Inventories as of September 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
Finished goods	$54,911	$56,772
Raw materials	41,672	40,507
Work-in-process	9,877	11,079

Total	$106,460	$108,358

3. RESTRUCTURING AND OTHER COSTS
     Restructuring and other costs include plant closing costs (including costs related to relocation of manufacturing equipment), office closing costs and other costs related to workforce reductions.
     The following table summarizes restructuring and other costs for the three and nine months ended September 30 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Plant closing costs:
Severance	$864	$922	$910	$1,157
Other plant closure costs	1,656	4,363	2,081	4,640
Office closing and workforce reduction costs:
Severance	247	63	686	1,387
Other	599	25	967	48
Fixed asset impairments related to plant closing	447	—	5,841	—

Total Restructuring and other costs	$3,813	$5,373	$10,485	$7,232

     The following table summarizes the roll-forward of the accruals from December 31, 2007 to September 30, 2008 (in thousands, except for employees):

			Accruals for the nine months ended
			September 30, 2008
					Other
	December 31, 2007				Plant			September 30, 2008
	# Employees	Accrual	Additional		Closure		Payments/	# Employees	Accrual
	Terminated	Balance	Employees	Severance	Costs	Total	Charges	Terminated	Balance
Plant Closing Costs:
Leases	—	920	—	—	45	45	(70)	—	895
Langley	6	207	—	—	145	145	(345)	—	7
Barrie	—	19	—	—	14	14	(33)	—	—
South Deerfield	—	—	59	851	534	1,385	(528)	59	857
Harrington	—	—	—	—	825	825	(825)	—	—
Dalton	—	—	—	—	271	271	(271)	—	—
Newport News	—	—	5	59	247	306	(270)	5	36

	6	$1,146	64	910	2,081	2,991	(2,342)	64	$1,795

Workforce Reduction Costs:
2008 Workforce Reduction	—	—	44	613	941	1,554	(1,491)	2	63
2007 Workforce Reduction	49	463	—	73	21	94	(488)	1	69
Canadian Restructuring	—	—	—	—	5	5	(5)	—	—

	49	$463	44	686	967	1,653	(1,984)	3	$132

Subtotal	55	$1,609	108	1,596	3,048	4,644	(4,326)	67	$1,927

Fixed Asset Impairments:
South Deerfield	—	—	—	—	—	446	—	—	—
Harrington	—	—	—	—	—	895	—	—	—
Newport News	—	—	—	—	—	4,500	—	—	—

	—	—	—	—	—	5,841	—	—	—

TOTAL	55	$1,609	108	1,596	3,048	10,485	(4,326)	67	1,927

     Plant Closing Costs
     2008—During the second quarter of 2008, we announced the planned closures of four of the Company’s facilities: South Deerfield, MA and Dalton, GA in our Engineered Films segment, and Harrington, DE and Newport News, VA in our Specialty Films segment. These closings will improve operating scale at the remaining plants and reduce fixed costs. Furthermore, these plant closures are anticipated to reduce annual operating costs by $8.9 million following completion of all plant closures. During the third quarter of 2008, we incurred $2.9 million in connection with the four plant closures: $1.7 million in our Engineered segment, of which $0.9 million related to severance and $0.2 million related to relocation of equipment; and $1.2 million in our Specialty Films segment, of which $0.8 million related to equipment relocation and product line consolidation and $0.4 million related to fixed asset impairments. Also during the second quarter of 2008, we announced a reduction in workforce at other facilities and corporate planned to reduce operating costs by an additional $6.1 million on an annual basis. During the third quarter of 2008, the Company incurred $0.8 million in connection with this program, the cost of which are reflected in the corporate operating results.
     2007—During the first quarter of 2007, we announced the closure of our Barrie, Ontario and Langley, British Columbia plants and the restructuring of our Canadian administrative functions. During the third quarter of 2008, we incurred $0.1 million relating to plant closing costs in connection with the Langley facility.
     2003—During 2003, the Company accrued the present value of future lease payments on three buildings it no longer occupied in an amount of $3.3 million. As of September 30, 2008, $0.9 million of these accruals are remaining.
4. DEBT
     Debt as of September 30, 2008 and December 31, 2007 consists of the following (in thousands):

	September 30,	December 31,
	2008	2007
Revolving Credit Facilities	$173,579	$118,579
Senior Secured Notes, interest at 11.85% (Amended 2004 Notes)	369,972	339,276
Senior Secured Discount Notes, interest at 11.35% (2004 Notes)	7,838	7,825
Senior Secured Notes, interest at 111/8% (2003 Notes)	250,000	250,000
Senior Subordinated Notes, interest at 18% (2007 Notes)	24,000	24,000
Obligations under capital leases	23,405	12,887

Total	848,794	752,567
Less current portion obligations under capital lease	(2,974)	(1,102)
Less Revolving Credit Facility, Amended 2004 Notes, 2004 Notes and 2003 Notes reclassed to current	(801,389)	—

Long-term portion	$44,431	$751,465

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
     As of September 30, 2008, the Company had borrowings of $173.6 million under our $200 million Revolving Credit Facilities, and availability of $20.7 million subject to our borrowing base limitations and $5.7 million in outstanding letters of credit, along with $24.2 million in cash and cash equivalents, of which $2.2 million is a compensating balance associated with our Canadian operations’ borrowings under our Revolving Credit Facilities.
Amended 2004 Notes
     As of September 30, 2008, the Company had $370.0 million aggregate principal amount of 11.85% (formerly 11 5/8%) Senior Secured Notes due 2009 (the “Amended 2004 Notes”) outstanding. The Amended 2004 Notes accrued payment-in-kind interest at the rate of 11 5/8% from the date of issuance until July 18, 2006, on which date the interest rate was increased by .225% to 11.85%. Such incremental interest rate increase of .225% also accrues as payment-in-kind interest. The Amended 2004 Notes mature on June 15, 2009 and interest is payable semiannually on each June 15 and December 15.
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
2004 Notes
     As of September 30, 2008, the Company had $7.8 million of 11.35% (formerly 11 1/8%) Senior Secured Discount Notes due 2009 (the “2004 Notes”) outstanding. The 2004 Notes accreted at the rate of 11 1/8% from the date of issuance until July 18, 2006, on which date the interest rate was increased by .225% to 11.35%. The 2004 Notes accreted at the rate of 11.35% until December 15, 2006 to an aggregate principal amount of $1,000.88 per $1,000 stated principal amount. Commencing on December 15, 2006, interest on the 2004 Notes began accruing at the rate of 11.35% with such incremental interest rate increase of .225% accruing as payment-in-kind interest and the remaining 11 1/8% payable in cash semiannually on June 15 and December 15, commencing on June 15, 2007. The 2004 Notes mature on June 15, 2009.
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
2003 Notes
     As of September 30, 2008, the Company had $250 million of 11 1/8% Senior Secured Notes due 2009 (the “2003 Notes”) outstanding. The 2003 Notes accrue interest at the rate of 11 1/8% through the date of maturity. The 2003 Notes mature on September 1, 2009 and interest is payable in cash semiannually on each March 1 and September 1.
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
2007 Notes
     As of September 30, 2008, the Company had $24 million in 18% Senior Subordinated Notes due 2012 (the “2007 Notes”) outstanding pursuant to a 2007 Note Indenture among the Company and Pliant Corporation International, Pliant Film Products of Mexico, Inc., Pliant Packaging of Canada, LLC, Pliant Solutions Corporation, Uniplast Holdings, Inc., Uniplast U.S. Inc. and Uniplast Industries Co., as guarantors, and the Bank of New York Trust Company, N.A., as trustee (the “2007 Note Trustee”) (the “2007 Notes Indenture”). The 2007 Notes accrue interest at the rate of 18% per annum until maturity on July 15, 2012 with interest payable semiannually on each January 15 and July 15 to holders of record of the 2007 Notes on the immediately preceding January 1 or July 1. The Company may redeem the 2007 Notes in whole or in part at the applicable redemption price, which in each of the first four years is equal to a de-escalating premium over par, plus accrued and unpaid interest to the redemption date, as set forth in the 2007 Notes. The 2007 Note Indenture provides the holders of the 2007 Notes with the right to require the Company to repurchase the 2007 Notes at a repurchase price equal to the then applicable redemption price plus accrued and unpaid interest upon a change of control of the Company (as defined in the 2007 Note Indenture). The 2007 Note Indenture does not provide for a sinking fund with respect to the 2007 Notes. The 2007 Note Indenture contains customary provisions that may result in an event of default, after notice and expiration of a cure period in certain circumstances, and acceleration of the indebtedness thereunder, including failure to timely pay principal and interest on the 2007 Notes or comply with the covenants set forth in the 2007 Note Indenture.

     The 2007 Note Indenture contains various covenants including, among other things, covenants limiting the incurrence of indebtedness and restricting certain payments, limiting the ability of subsidiaries to make distributions to the Company, limiting sales of assets and subsidiary stock and the entry into affiliate transactions, as well as provisions governing merger and change of control transactions. The Company may be required under certain circumstances to offer to repurchase 2007 Notes with the proceeds of certain asset sales. Upon a change of control transaction, holders of 2007 Notes may require the Company (subject to certain exceptions) to repurchase 2007 Notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest. The 2007 Notes will automatically become due and payable without notice upon the occurrence of an event of default involving insolvency or bankruptcy of the Company or certain of its subsidiaries. In addition, upon the occurrence and during the continuation of any other event of default under the 2007 Note Indenture, by notice given to the Company, the 2007 Note Trustee or holders of at least 25% in principal amount of the 2007 Notes may declare the principal of and accrued and unpaid interest on all the 2007 Notes to be immediately due and payable.
5. INTEREST EXPENSE—Current and Long-term debt
     Interest expense—current and long-term debt in the statements of operations for the three and nine months ended September 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest expense, net
Revolving Credit Facilities	$2,173	$2,726	$7,131	$8,218
2007 Notes	1,099	1,080	3,240	1,272
Amended 2004 Notes	10,594	9,442	30,696	27,358
2004 Notes	222	222	666	665
2003 Notes	6,953	6,953	20,859	20,859
Other, net	619	105	1,577	2,036

Interest expense accrued, net	21,660	20,528	64,169	60,408
Recurring amortization of financing fees	1,477	1,181	4,427	3,434

TOTAL	$23,137	$21,709	$68,596	$63,842

Cash interest payments
Revolving Credit Facilities	$2,123	$2,661	$7,200	$8,204
2004 Notes	—	—	435	434
2003 Notes	13,907	13,907	27,813	27,813
2007 Notes	2,160	372	4,320	372
Other, net	980	407	2,155	806

TOTAL	$19,170	$17,347	$41,923	$37,629

6. INCOME TAXES
     The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years prior to 2000. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as income tax expense. Accrued interest and penalties are insignificant at September 30, 2008. The Company believes that it has appropriate support for income tax positions taken or to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.
     For the three months ended September 30, 2008, income tax benefits of $0.2 million were recorded on pretax losses from operations of $35.7 million compared to income tax expense of $0.4 million on pretax income from operations of $19.1 million for the three months ended September 30, 2007. For the nine months ended September 30, 2008, income tax benefits of $0.1 million were recorded on pre-tax loss from operations of $73.8 million compared to income tax expense of $0.8 million of pre-tax income of $1.4 million for the nine months ended September 30, 2007. Income tax benefits related to net operating losses in the United States are offset by a valuation allowance as the realization of these tax benefits is not certain. Therefore, the income tax expense in the statements of operations primarily reflects foreign income taxes. The income tax benefit for the nine months ended September 30, 2008 reflects a decrease in income tax reserves due to the favorable resolution of income tax examinations during the quarter.
7. OTHER COMPREHENSIVE LOSS
     Other comprehensive income (loss) for the three months ended September 30, 2008 and 2007 was ($40.8) million and $21.6 million, respectively. Other comprehensive income (loss) for the nine months ended September 30, 2008 and 2007 was ($76.1) million and $5.1 million, respectively. The components of other comprehensive loss are net income (loss), changes in unrecognized pension benefit costs, and foreign currency translation.
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
     Segment profit and segment assets as of and for the periods ended September 30, 2008 and September 30, 2007 are presented in the following table (in thousands):

	Engineered	Industrial	Specialty	Printed	Corporate /
	Films	Films	Films	Products	Other	Total
Three months ended Sept. 30, 2008
Net sales to customers	$93,963	$90,590	$64,649	$57,648	$1,061	$307,911
Intersegment sales	7,012	1,036	1,998	6	(10,052)	—

Total net sales	100,975	91,626	66,647	57,654	(8,991)	307,911
Depreciation and amortization	3,207	1,713	2,412	2,933	976	11,241
Interest expense	414	128	16	571	22,008	23,137
Segment profit	1,025	3,622	3,036	2,268	(7,456)	2,495
Capital expenditures	2,781	438	794	2,931	300	7,244
Three months ended Sept. 30, 2007
Net sales to customers	$89,981	$82,565	$55,443	$50,652	$3,900	$282,541
Intersegment sales	5,246	3,293	2,368	644	(11,551)	—

Total net sales	95,227	85,858	57,811	51,296	(7,651)	282,541
Depreciation and amortization	3,734	1,685	2,577	2,395	296	10,687
Interest expense	647	179	20	1,048	19,815	21,709
Segment profit	10,790	9,133	7,288	4,205	(6,763)	24,653
Capital expenditures	4,144	673	2,296	2,471	2,507	12,091
Nine months ended Sept. 30, 2008
Net sales to customers	$262,757	$264,131	$177,928	$172,263	$3,940	$881,019
Intersegment sales	22,466	3,101	6,995	6	(32,568)	—

Total net sales	285,223	267,232	184,923	172,269	(28,628)	881,019
Depreciation and amortization	9,616	5,273	7,366	7,613	3,311	33,179
Interest expense	1,254	425	52	2,533	64,332	68,596
Segment profit	14,808	18,372	12,341	10,151	(16,951)	38,721
Capital expenditures	6,983	1,265	2,899	9,493	1,341	21,981
As of Sept. 30, 2008
Segment assets	$230,815	$112,470	$144,604	$140,329	$60,393	$688,611
Nine months ended Sept. 30, 2007
Net sales to customers	$263,036	$233,989	$152,786	$158,179	$11,979	$819,969
Intersegment sales	12,228	10,840	9,003	2,389	(34,460)	—

Total net sales	275,264	244,829	161,789	160,568	(22,481)	819,969
Depreciation and amortization	10,124	5,260	7,686	7,262	3,464	33,796
Interest expense	2,719	543	64	3,128	57,388	63,842
Segment profit	37,448	26,286	19,406	11,667	(18,930)	75,877
Capital expenditures	10,355	3,497	8,265	6,676	7,339	36,132
Segment assets	228,911	118,216	155,341	137,503	57,314	697,285
As of December 31, 2007
Segment assets	$218,945	$117,056	$145,705	$137,680	$56,593	$675,979

     A reconciliation of the totals reported for the operating segments to the totals reported in the consolidated financial statements for the three and nine months ended September 30, 2008 and September 30, 2007 and as of September 30, 2008 and December 31, 2007 is as follows (in thousands) (unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Profit or Loss
Total segment profit	$2,495	$24,653	$38,721	$75,877
Depreciation and amortization	(11,240)	(10,687)	(33,179)	(33,796)
Restructuring and other costs	(3,813)	(5,373)	(10,485)	(7,232)
Reorganization costs	(28)	(320)	(159)	(1,017)
Other operating costs	—	—	(112)	(1,101)
Interest expense	(23,137)	(21,709)	(68,596)	(63,842)
Gain on extinguishment of debt	—	32,508	—	32,508

Income(Loss) before income taxes	$(35,723)	$19,072	$(73,810)	$1,397

	September 30,	December 31,
	2008	2007
Assets
Total assets from reportable segments	$628,218	$619,386
Other unallocated assets	60,393	56,593

Total consolidated assets	$688,611	$675,979

     Net sales and long-lived assets of our U.S. and foreign operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net Sales
United States	$255,786	$233,468	$726,511	$667,190
Foreign countries(a)	52,125	49,073	154,508	152,779

Total	$307,911	$282,541	$881,019	$819,969

	September 30,	December 31,
	2008	2007
Long-lived assets
United States	$255,878	$271,263
Foreign countries	35,920	40,493

Total	$291,798	$311,756

Total assets
United States	$578,420	$565,794
Foreign countries	110,191	110,185

Total	$688,611	$675,979

(a)	Foreign countries include Australia, Canada, Germany and Mexico, none of which individually represents 10% of consolidated net sales or long-lived assets.

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
     The consolidated net periodic pension expense (benefit) for the three and nine months ended September 30, 2008 and 2007 includes the following components (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Service cost-benefits earned during the period	$135	$102	$443	$302
Interest cost on projected benefit obligation	1,396	1,283	4,265	3,852
Expected return on assets	(1,779)	(1,568)	(5,265)	(4,706)
Other	32	35	96	98

Net periodic pension expense (benefit)	$(216)	$(148)	$(461)	$(454)

10. CONTINGENCIES
     Litigation We are involved in various litigation matters from time to time in the ordinary course of our business, including matters described in previous filings. In our opinion, none of such litigation is material to our financial condition or results of operations.
11. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
     The following condensed consolidating financial statements present, in separate columns, financial information for (i) Pliant (on a parent only basis) with its investment in its subsidiaries recorded under the equity method, (ii) guarantor subsidiaries, as specified in the Indenture dated as of May 30, 2003, as amended (the “2003 Indenture”) relating to the 2003 Notes, the First Supplemental Indenture with respect to the Amended and Restated Indenture relating to the 2004 Notes and the Amended 2004 Notes, and the 2007 Note Indenture (the 2003 Indenture, the Amended and Restated Indenture, as amended by the First Supplemental Indenture, and the 2007 Note Indenture, collectively, the “Indentures”) on a combined basis, with any investments in non-guarantor subsidiaries specified in the Indentures recorded under the equity method, (iii) direct and indirect non-guarantor subsidiaries on a combined basis, (iv) the eliminations necessary to arrive at the information for Pliant and its subsidiaries on a consolidated basis, and (v) Pliant on a consolidated basis, in each case as of September 30, 2008 and December 31, 2007 and for the three and nine months ended September 30, 2008 and September 30, 2007. The 2003 Notes, the 2004 Notes, the Amended 2004 Notes, and the 2007 Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary and each guarantor subsidiary is 100% owned, directly or indirectly, by Pliant, except that the Amended 2004 Notes are not guaranteed by Pliant Solutions Corporation (“Pliant Solutions”). Substantially all of the assets of Pliant Solutions were sold on September 30, 2004, the remainder disposed prior to December 31, 2005 and Pliant Solutions dissolved as of December 27, 2007. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to Pliant. The condensed consolidated financial statements are presented herein, rather than separate financial statements for each of the guarantor subsidiaries, because management believes that separate financial statements relating to the guarantor subsidiaries are not material to investors.

PLIANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2008 (DOLLARS IN THOUSANDS) (UNAUDITED)

	Pliant				Consolidated
	Corporation	Combined	Combined		Pliant
	Parent Only	Guarantors	Non-Guarantors	Eliminations	Corporation
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,814	$3,565	$3,839	$—	$24,218
Receivables, net of allowances	116,612	6,879	28,284	—	151,775
Inventories	90,388	3,577	12,495	—	106,460
Prepaid expenses and other	3,778	346	3,112	—	7,236
Income taxes receivable, net	(97)	1,114	870	—	1,887
Deferred income taxes	7,295	22	1	—	7,318

Total current assets	234,790	15,503	48,601	—	298,894
PLANT AND EQUIPMENT, net	255,878	7,733	28,187	—	291,798
GOODWILL	57,778	13,153	1,491	—	72,422
INTANGIBLE ASSETS, net	1,243	8,600	—	—	9,843
INVESTMENT IN SUBSIDIARIES	4,226	—	—	(4,226)	—
OTHER ASSETS	10,972	—	4,682	—	15,654

TOTAL ASSETS	$564,887	$44,989	$82,961	$(4,226)	$688,611

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term debt	$765,139	$16,700	$22,524	$—	$804,363
Trade accounts payable	87,474	5,441	14,106	—	107,021
Accrued liabilities	39,607	(42)	3,979	—	43,544
Due to (from) affiliates	(46,124)	65,375	(19,251)	—	—

Total current liabilities	846,096	87,474	21,358	—	954,928
LONG-TERM DEBT, net of current portion	40,548	—	3,883	—	44,431
OTHER LIABILITIES	9,794	752	6,527	—	17,073
DEFERRED INCOME TAXES	12,469	792	2,938	—	16,199

Total liabilities	908,907	89,018	34,706	—	1,032,631

STOCKHOLDERS’ (DEFICIT):
Preferred Stock	287,989	—	—	—	287,989
Common stock	1	—	11,916	(11,916)	1
Paid-in capital	155,341	14,020	78,144	(92,164)	155,341
Retained earnings (deficit)	(772,529)	(60,400)	(35,928)	96,328	(772,529)
Accumulated other comprehensive loss	(14,822)	2,351	(5,877)	3,526	(14,822)

Total stockholders’ (deficit)	(344,020)	(44,029)	48,255	(4,226)	(344,020)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$564,887	$44,989	$82,961	$(4,226)	$688,611

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

PLIANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 (IN THOUSANDS) (UNAUDITED)

	Pliant	Combined	Combined		Consolidated
	Corporation	Guarantor	Non-Guarantor		Pliant
	(Parent Only)	Subsidiaries	Subsidiaries	Eliminations	Corporation
NET SALES	$265,847	$11,105	$41,020	$(10,061)	$307,911
COST OF SALES	257,284	11,566	37,829	(10,061)	296,618

GROSS PROFIT	8,563	(461)	3,191	—	11,293
OPERATING EXPENSES	21,410	582	2,016	—	24,008

OPERATING INCOME (LOSS)	(12,847)	(1,043)	1,175	—	(12,715)
INTEREST EXPENSE	(22,374)	(101)	(662)	—	(23,137)
EQUITY IN EARNINGS OF SUBSIDIARIES	(1,623)	—	—	1,623	—
OTHER INCOME (EXPENSE)—Net	1,196	(342)	(725)	—	129

INCOME (LOSS) BEFORE INCOME TAXES	(35,648)	(1,486)	(212)	1,623	(35,723)
INCOME TAX EXPENSE (BENEFIT)	(161)	(335)	260	—	(236)

NET INCOME (LOSS)	$(35,487)	$(1,151)	$(472)	$1,623	$(35,487)

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

PLIANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 (IN THOUSANDS) (UNAUDITED)

	Pliant	Combined	Combined		Consolidated
	Corporation	Guarantor	Non-Guarantor		Pliant
	(Parent Only)	Subsidiaries	Subsidiaries	Eliminations	Corporation
NET SALES	$759,093	$32,226	$122,283	$(32,583)	$881,019
COST OF SALES	709,861	32,560	111,157	(32,583)	820,995

GROSS PROFIT	49,232	(334)	11,126	—	60,024
OPERATING EXPENSES	58,155	1,461	5,905	—	65,521

OPERATING INCOME (LOSS)	(8,923)	(1,795)	5,221	—	(5,497)
INTEREST EXPENSE	(65,453)	(313)	(2,830)	—	(68,596)
EQUITY IN EARNINGS OF SUBSIDIARIES	(3,225)	—	—	3,225	—
OTHER INCOME (EXPENSE)—Net	3,720	(1,154)	(2,283)	—	283

INCOME (LOSS) BEFORE INCOME TAXES	(73,881)	(3,262)	108	3,225	(73,810)
INCOME TAX EXPENSE (BENEFIT)	(149)	(1,302)	1,373	—	(78)

NET INCOME (LOSS)	$(73,732)	$(1,960)	$(1,265)	$3,225	$(73,732)

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

PLIANT CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 (IN THOUSANDS) (UNAUDITED)

	Pliant	Combined	Combined		Consolidated
	Corporation	Guarantor	Non-Guarantor		Pliant
	(Parent Only)	Subsidiaries	Subsidiaries	Eliminations	Corporation
CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(32,186)	$818	$1,904	$—	$(29,464)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	2,959	—	—	—	2,959
Asset transfers	995	(27)	(968)	—	—
Capital expenditures for plant and equipment	(20,881)	(747)	(353)	—	(21,981)

Net cash used in investing activities	(16,927)	(774)	(1,321)	—	(19,022)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under capital lease	11,369	—	—	—	11,369
Repayment of capital leases and other, net	(783)	—	(53)	—	(836)
Loans (to) from affiliates	5,000	—	(5,000)	—	—
Borrowings under Revolving Credit Facilities	50,000	—	5,000	—	55,000

Net cash provided by/(used in) financing activities	65,586	—	(53)	—	65,533

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	334	(88)	(333)	—	(87)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,807	(44)	197	—	16,960

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	7	3,609	3,642	—	7,258

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	16,814	3,565	3,839	—	24,218

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The purpose of this section is to discuss and analyze material changes in our consolidated financial condition, liquidity and capital resources and results of operations as of the third quarter of 2008. This analysis should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2007. This section contains certain forward-looking statements within the meaning of federal securities laws that involve risks and uncertainties, including statements regarding our plans, objectives, goals, strategies and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under “Cautionary Statement for Forward-Looking Information” below and elsewhere in this report.
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
Market Conditions
     During the third quarter of 2008, macro-market and economic conditions have been unprecedented and challenging with tighter credit conditions and slower growth. Continued concerns about the systemic impact of inflation, energy and raw material costs, geopolitical issues, and the availability and cost of credit have contributed to increased market volatility and diminished expectations for the U.S. economy. These conditions, combined with declining business and consumer confidence have contributed to volatility of unprecedented levels. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Continued turbulence in the U. S. and international markets and economies may adversely affect our liquidity and financial condition. If these market conditions continue, they may limit our ability to timely refinance maturing liabilities and access the capital markets to meet liquidity needs, resulting in an adverse effect on our financial condition and results of operations.
     In addition to pursuing our current business strategy described more fully in our most recent Form 10-K filed March 19, 2008, we have also been in the process, during the third quarter, of evaluating refinancing alternatives. In furtherance of this goal, and in response to the market and economic conditions described above, on September 13, 2008, the Company’s Board of Directors formed a Special Committee of directors (the “Special Committee”) for the purpose of reviewing and evaluating alternatives for refinancing its 2003 Notes, 2004 Notes, and Amended 2004 Notes. The Board of Directors authorized the Special Committee to retain financial, legal or other professional advisors to assist in this process. As compensation for serving on the Special Committee, each director will receive fees equal to the regular Board of Director meeting fees.
     The Company remains cautious about the future due to slowing of global demand, continued volatility in costs of energy and raw materials and the heightened financial market turmoil. While the Company explores refinancing alternatives, the proposed $15 Million Cost Reduction Program & $80 Million Debt Reduction Program (the “Program”) announced by the Company in the second quarter of 2008, which contemplated, among other actions, an increase in EBITDA of $8.9 million following anticipated plant closures, will remain among the Company’s objectives. The Program consists of two parts, a “Cost Reduction” plan, which contemplates a $15 million reduction in operating costs, and a “Debt Reduction” plan, which seeks to reduce the Company’s debt by $80 million. The Program contemplated the closing of four of the Company’s facilities: South Deerfield, MA and Dalton, GA in our Engineered Films segment, and Harrington, DE and Newport News, VA in our Specialty Films segment. During the third quarter, the Company has moved forward with its plans to close the facility located in Newport News, VA. During the third quarter of 2008, we incurred $2.9 million in connection with the these four plant closures: $1.7 million in our Engineered segment, of which $0.9 million related to severance and $0.2 million related to relocation of equipment; and $1.2 million in our Specialty Films segment, of which $0.8 million related to equipment relocation and product line consolidation and $0.4 million in fixed asset impairments.
     The Cost Reduction portion of the Program anticipates the closing of the three additional facilities. The Company will continue to execute this plan; however, the need to continue to provide manufacturing capacity to fulfill customer orders may dictate certain aspects of the plan be delayed. In addition, while the Company continues to explore various alternatives including accretive acquisitions and the sale and leaseback of buildings and equipment, the Debt Reduction portion of the Program has been delayed due to the current global economic turmoil, illiquid credit markets and constraints imposed by our secured debt. There can be no assurance that the Company will be able to execute the remainder of the Program.

     The drastic increase in the price of resin, especially Polyethylene (“PE”), has negatively impacted the Company’s EBITDA and working capital. The average price for PE in 2003 was 39¢ per pound versus an average price in the third quarter of 2008 of 92¢ per pound. Not only does the sharp increase in resin negatively affect the Company’s EBITDA, it also has a large negative affect on the Company’s working capital. During the nine months of 2008, the Company has reduced inventory pounds from 98.9 million pounds to 83.0 million pounds, but the inventory dollars only dropped from $108.4 million to $106.5 million.
Overview
     We recorded sales of $309.8 million in the third quarter of 2008 compared to sales of $282.5 million in the third quarter of 2007. Third quarter 2008 sales measured in pounds were 207.7 million, which represents a 3.7% decrease from the third quarter of 2007 and is discussed in further detail in the “Operating Segment Review” presented later in this section. Average sales price for the three months ended September 30, 2008 was $1.489 per pound as compared to $1.310 per pound for the three months ended September 30, 2007 and is discussed in further detail in the “Operating Segment Review” below.
     Pro Forma EBITDA was $5.0 million for the third quarter of 2008, compared to $24.7 million for the third quarter of 2007. Pro Forma EBITDA reflects income from continuing operations adjusted for interest expense, income taxes, depreciation, amortization, reorganization costs, plant closing cost savings, reductions in workforce cost savings and restructuring charges. We believe that Pro Forma EBITDA information enhances an investor’s understanding of our ability to satisfy principal and interest obligations with respect to our indebtedness and to utilize cash for other purposes. This information eliminates items that have less bearing on our operating performance, thereby highlighting trends in our core business which may not otherwise be apparent when relying solely on GAAP financial measures. It also provides an assessment of controllable expenses which are indicators for management to determine whether current spending decisions need to be adjusted in order to meet financial goals and achieve optimal financial performance. The decrease in Pro Forma EBITDA of $19.7 million reflects $14.9 million in compression between our average selling price and raw material costs, $0.6 million impact from reduced volumes, $3.6 million in incremental freight, packaging, utilities and other energy related costs, offset by lower research and development costs. See Exhibit 99.1 for a reconciliation of income from continuing operations before income taxes, EBITDA(R) or Segment Profit, and Pro Forma EBITDA.

Results of Operations
     The following table sets forth net sales, operating expenses, and operating income, and such amounts as a percentage of net sales, for the three and nine months ended September 30, 2008 and 2007 (dollars in millions).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
		% of		% of		% of		% of
	$	Sales	$	Sales	$	Sales	$	$ Sales
Net Sales	$307.9	100.0%	$282.5	100.0%	$881.0	100.0%	$820.0	100.0%
Cost of sales	296.6	96.3%	250.8	88.7%	821.0	93.2%	718.2	87.6%

Gross profit	11.3	3.7%	31.7	11.3%	60.0	6.8%	101.8	12.4%

Selling, general and administrative	18.6	6.1%	15.4	5.5%	49.7	5.6%	51.5	6.3%
Research and development costs	1.6	0.5%	2.4	0.9%	5.0	0.6%	8.6	1.1%
Restructuring and other costs	3.8	1.2%	5.4	1.9%	10.5	1.2%	7.2	0.9%
Reorganization costs	—	—%	0.3	0.1%	0.2	—%	1.1	0.1%
Other operating costs	—	—%	—	—%	0.1	—%	1.1	0.1%

Total operating expenses	24.0	7.8%	23.5	8.4%	65.5	7.4%	69.5	8.5%

Operating income (loss)	$(12.7)	(4.1)%	$8.2	2.9%	$(5.5)	(0.6)%	$32.3	3.9%

Three Months Ended September 30, 2008 Compared with the Three Months Ended September 30, 2007
Net Sales
     Net sales increased by $25.4 million, or 9.0%, to $307.9 million for the third quarter of 2008 from $282.5 million for the three months ended September 30, 2007. The increase resulted primarily from a 13.2% increase in our average selling prices reflecting increases in raw material prices partially offset by decreases in sales volume of 3.7%. See “Operating Segment Review” below for a detailed discussion of sales volumes and selling prices by segment and division.
Gross Profit
     Gross profit decreased by $20.4 million to $11.3 million for the third quarter of 2008 primarily due to compression between our average selling price and raw material cost caused by raw material increases at rates greater than our ability to pass along increases to customers and increased freight and utility costs between years. The primary raw materials used in the manufacture of most of our products are polypropylene resin, polyethylene resin and PVC resin. The long-term prices of these materials are primarily a function of the price of crude oil and natural gas which have increased significantly in recent years and in the third quarter of 2008. See “Operating Segment Review” below for a detailed discussion of the margin variances by segment.
Selling, General and Administrative
     Selling, general and administrative expenses were $18.6 million for the third quarter of 2008, compared to $15.4 million for the third quarter of 2007. This increase of $3.2 million is primarily attributable to higher sales commissions and other customer related changes and increased worker’s compensation and other employee related benefit plan costs.
Research and Development Costs
     Research and development costs were $1.6 million for the third quarter of 2008, compared to $2.4 million in the third quarter of 2007. This decrease of $0.8 million is primarily attributable to the impact of the Company’s 2007 and 2008 reduction in workforce initiatives and less government contract related research and development activities.
Restructuring and Other Costs
     Restructuring and other costs of $3.8 million for the third quarter of 2008 relate primarily to $2.9 million in plant closure costs which includes $1.4 million in equipment relocation and product lines consolidation costs, $0.9 million in severance costs and $0.4 million in fixed asset impairments. In addition, during the third quarter of 2008 we incurred $0.8 million in severance and other costs associated with our 2008 reduction in workforce, which was a component of the Cost Reduction portion of the Program described in more detail in “Market Conditions” above. Restructuring and other costs of $5.4 million for the third quarter of 2007 relate primarily to the reorganization of our Canadian operations and includes $5.3 million of severance, lease and other plant closing costs associated with the closure of our Langley, British Columbia facility and the relocation of production equipment and consolidation of product lines in our Printed Products operating segment.

Reorganization Costs
     Reorganization costs were negligible for the third quarter of 2008, compared to $0.3 million for the third quarter of 2007. Reorganization costs in the third quarter of 2007 included court costs and legal and other professional fees.
Operating Income (Loss)
     During the third quarter of 2008, the Company recorded an operating loss of $12.7 million compared to operating income of $8.2 million for the third quarter of 2007.
Interest Expense
     Interest expense on current and long-term debt increased by $1.4 million to $23.1 million for the third quarter of 2008, from $21.7 million for the third quarter of 2007. This increase is primarily attributable to increased payment-in-kind interest on our Amended 2004 Notes and interest on our capital leases, offset in part by a decrease in interest on our Revolving Credit Facilities.
Income Tax Expense
     Income tax expense for the third quarter of 2008 reflected benefits of $0.2 million on pretax losses of $35.7 million, compared to income tax expense of $0.4 million on pretax income of $19.1 million for the same period in 2007. Income tax benefits related to net operating losses in the United States were offset by a valuation allowance as the realization of these tax benefits is not certain. The income tax expense in the statements of operations primarily reflects foreign income taxes. In July 2006, the FASB issued Statement of Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No.109 (“FIN 48”). The income tax benefits reflect the decrease in our FIN 48 reserves due to the favorable resolution of income tax examinations during the quarter.
Nine Months Ended September 30, 2008 Compared with the Nine Months Ended September 30, 2007
Net Sales
     Net sales increased by $61.0 million, or 7.4%, to $881.0 million for the nine months ended September 30, 2008 from $820.0 million for the nine months ended September 30, 2007. The increase was primarily due to a 12.5% increase in our average selling price resulting primarily from increases in our raw material prices, offset in part by a 4.5% decrease in sales volume. See “Operating Segment Review” below for a detailed discussion of sales volumes and selling prices by segment and division.
Gross Profit
     Gross profit decreased by $41.8 million to $60.0 million for the nine months ended September 30, 2008, from $101.8 million for the nine months ended September 30, 2007. This decrease was due primarily to compression between our average selling prices and raw material costs caused by raw material increases at rates greater than our ability to pass along increases to customers and higher freight and utility costs between years. See “Operating Segment Review” below for a detailed discussion of the margin variances by segment.
Selling, General and Administrative Costs
     Selling, general and administrative costs were $49.7 million for the nine months ended September 30, 2008, compared to $51.5 million for the first nine months of 2007. This decrease was primarily due to lower sales commissions, employee bonuses and pension related costs.
Research and Development Costs
     Research and development costs were $5.0 million for the nine months ended September 30, 2008, compared to $8.6 million for the nine months ended September 30, 2007. This decrease of $3.6 million is primarily attributable to the Company’s 2007 and 2008 reduction in workforce initiatives and lower government contract related research and development activities.
Restructuring and Other Costs
     Restructuring and other costs were $10.5 million for the nine months ended September 30, 2008, compared to $7.2 million for the nine months ended September 30, 2007. Restructuring and other costs in 2008 related primarily to $8.8 million in plant closure costs consisting of $5.8 million in fixed asset impairments, $2.1 million in equipment relocation and product consolidation costs and $0.9 million in severance costs. These costs are explained in more detail in “Market Conditions” above. Furthermore, $6.5 million of this $8.8 million relate to our Specialty Films segment and $2.1 million relate to our Engineered Films division. In addition, the Company has incurred $1.7 million in connection with its 2008 reduction in workforce, the majority of which is reflected in our unallocated corporate costs. Restructuring and other costs in 2007 relate primarily to the reorganization of our Canadian operations and includes $5.4 million of severance, leases, and other restructuring charges associated with the closure of our Langley, British Columbia facility and the relocation of production equipment and consolidation of product lines into other Printed Products operating segment plants. In addition, we incurred $1.4 million associated with restructuring our Canadian management and sales teams and $0.3 million associated with closure of our Barrie, Ontario facility.
Reorganization Costs
     Reorganization costs were $0.2 million for the nine months ended September 30, 2008, compared to $1.1 million for the nine months ended September 30, 2007. Reorganization costs in both 2008 and 2007 relate primarily to legal and other professional fees.
Other Operating Costs
     Other operating costs for 2008 include a $0.1 million fixed asset impairment and in 2007 included $1.1 million of costs associated with the issuance of the Company’s Series M Preferred Stock, par value $.01 per share (“Series M Preferred Stock”) pursuant to the Company’s Fourth Amended Joint Plan of Reorganization.
Operating Income
     During the nine months ended September 30, 2008, the Company recorded an operating loss of $5.5 million, compared to operating income of $32.3 million for the nine months ended September 30, 2007.
Interest Expense
     Interest expense on current and long-term debt was $68.6 million for the nine months ended September 30, 2008, compared to $63.8 million for the nine months ended September 30, 2007. This increase of $4.8 million between periods is primarily due to increased payment-in-kind interest on our Amended 2004 Notes and increased interest on our 2007 Notes, partially offset by lower interest on our Revolving Credit Facilities and capital leases.
Other Income (Expense)
     Other income was $0.1 million for the nine months ended September 30, 2008, compared to other income of $0.3 million for the nine months ended September 30, 2007. Other income in both years includes interest income and transaction gains.
Income Tax Expense
     Income tax expense for the nine months ended September 30, 2008 was a benefit of $0.1 million on pretax losses from continuing operations of $70.0 million as compared to income tax expense of $0.8 million on pretax income from continuing operations of $1.4 million for the same period in 2007. Income tax benefits related to net operating losses in the United States were offset by a valuation allowance as the realization of these tax benefits is not certain. Therefore, the income tax expense in the statements of operations primarily reflects foreign income taxes. The income tax expenses for the nine months ended September 30, 2008 reflect the decrease in our FIN 48 reserves due to the favorable resolution of income tax examinations during the period.
Operating Segment Review
General
     We evaluate the performance of our operating segments based on net sales (excluding inter-company sales) and segment profit. The segment profit reflects income from continuing operations adjusted for interest expense, income taxes, depreciation, amortization, reorganization, restructuring and other costs and other non-cash charges (principally the impairment of goodwill, intangible assets and fixed assets). Generally, the Company experienced a compression in gross profit across all segments, due in part to increased raw material costs combined with customer pricing pass through lags, and increased freight and utility costs. For more information on our operating segments, including a reconciliation of segment profit to income before taxes, see Note 8 to the condensed consolidated financial statements included in this report.

     We have four operating segments: Engineered Films, Industrial Films, Specialty Films and Printed Products. A summary of segment information (in millions of dollars) is as follows:

	Engineered	Industrial	Specialty	Printed	Corporate /
	Films	Films	Films	Products	Other	Total
Three months ended Sept. 30, 2008

Total net sales	$94.0	$90.6	$64.6	$57.6	$1.1	$307.9
Segment profit	1.0	3.6	3.0	2.3	(7.4)	2.5

Three months ended Sept. 30, 2007

Total net sales	$89.9	$82.6	$55.5	$50.7	$3.8	$282.5
Segment profit	10.7	9.2	7.3	4.2	(6.7)	24.7

Nine months ended Sept. 30, 2008
Total net sales	$262.8	$264.1	$177.9	$172.3	$3.9	$881.0
Segment profit	14.8	18.4	12.3	10.2	(17.0)	38.7

Nine months ended Sept. 30, 2007
Total net sales	$263.0	$234.0	$152.8	$158.2	$12.0	$820.0
Segment profit	37.4	26.3	19.4	11.7	(18.9)	75.9
Three months ended September 30, 2008 compared with the three months ended September 30, 2007
Engineered Films
     Net sales. Net sales in Engineered Films increased by $4.1 million, or 4.6%, to $94.0 million for the quarter ended September 30, 2008 from $89.9 million for the third quarter of 2007. This change was due to an increase in average selling prices of 12.3% which was partially offset by a decrease in sales volume of 7.0%.
     Segment profit. The Engineered Films segment profit was $1.0 million for the quarter ended September 30, 2008, as compared to $10.7 million for the same period in 2007. This $9.7 million decrease in segment profit was primarily due to compression in gross profit as a result of higher raw material costs combined with customer pricing pass through lags with contractual accounts, higher freight, packaging and utility costs and lower sales volume.
Industrial Films
     Net sales. The net sales of our Industrial Films segment increased by $8.0 million, or 9.7%, to $90.6 million for the quarter ended September 30, 2008 from $82.6 million for the quarter ended September 30, 2007. This increase is primarily due to a 14.5% increase in average selling prices offset by a 4.2% decrease in sales volume primarily in our Stretch Films markets.
     Segment profit. The Industrial Films segment profit was $3.6 million for the quarter ended September 30, 2008, as compared to $9.2 million for the same period in 2007. This $5.6 million reduction in segment profit was primarily due to compressed gross profit as a result of higher raw material costs combined with customer pricing pass through lags with contractual accounts and increased freight and utility costs.
Specialty Films
     Net sales. Net sales in our Specialty Films segment increased $9.1 million, or 16.4%, to $64.6 million for the quarter ended September 30, 2008 from $55.5 million for the quarter ended September 30, 2007. This increase was primarily due to an increase in our average selling prices of 13.8% and an increase in sales volume of 2.4%.
     Segment profit. The Specialty Films segment profit was $3.0 million for the quarter ended September 30, 2008, as compared to $7.3 million for the quarter ended September 30, 2007. This $4.3 million reduction in segment profit was primarily due to higher raw material, freight, and utility costs and was partially offset by manufacturing efficiencies and reduced plant overhead costs. Additionally, as a result of the Cost Reduction portion of the Program (defined in “Market Conditions” above), production of a number of products has been transferred to plants in other segments.

Printed Products
     Net sales. Net sales of our Printed Products segment increased $6.9 million or 13.6% to $57.6 million for the quarter ended September 30, 2008 from $50.7 million for the quarter ended September 30, 2007. This increase was due to a positive sales mix, an increase in average selling prices of 12.3% and higher sales volume of 1.4% between periods primarily in our bakery markets.
     Segment profit. The Printed Products segment profit was $2.3 million for the quarter ended September 30, 2008, as compared to $4.2 million for the quarter ended September 30, 2007. This $1.9 million decrease is primarily due to higher raw material costs and utilities, partially offset by a favorable product mix.
Corporate/Other
     Corporate/Other includes our corporate headquarters and our research and development facility in Newport News, Virginia. Unallocated corporate expenses were $7.4 million for the quarter ended September 30, 2008, compared to $6.7 million for the quarter ended September 30, 2007. This increase is due to higher legal costs between years and the inclusion in the third quarter of 2008 of equipment lease costs associated with the Company’s sale lease back program.
Nine months ended September 30, 2008 compared with the nine months ended September 30, 2007
Engineered Films
     Net sales. Net sales in Engineered Films decreased by $0.2 million, or 0.1%, to $262.8 million for the nine months ended September 30, 2008 from $263.0 million for the nine months ended September 30, 2007. This change was due to a 10.5% reduction in sales volume, primarily in our converter and industrial film markets, offset with an increase in average selling prices of 11.6% principally due to raw material price increases.
     Segment profit. The Engineered Films segment profit was $14.8 million for the nine months ended September 30, 2008, as compared to $37.4 million for the same period in 2007. This $22.6 million decrease in segment profit was primarily due to a 10.5% decrease in sales volume, compressed gross profit as a result of higher raw material costs combined with customer pricing pass through lags with contractual accounts and higher freight and utility costs between years.
Industrial Films
     Net sales. The net sales of our Industrial Films segment increased by $30.1 million, or 12.9%, to $264.1 million for the nine months ended September 30, 2008 from $234.0 million for the nine months ended September 30, 2007. This increase is primarily due to an increase in average selling prices of 15.6% principally due to raw material price increases, offset by a 2.3% reduction in sales volume, primarily in our Stretch Films market.
     Segment profit. The Industrial Films segment profit was $18.4 million for the nine months ended September 30, 2008, as compared to $26.3 million for the same period in 2007. This $7.9 million reduction in segment profit was primarily due to compressed gross profit as a result of higher raw material costs combined with customer pricing pass through lags with contractual accounts and higher freight and utility costs between years. This decrease is partially offset by improved manufacturing efficiencies and favorable selling, general and administrative costs.
Specialty Films
     Net sales. Net sales in our Specialty Films segment increased $25.1 million, or 16.4%, to $177.9 million for the nine months ended September 30, 2008 from $152.8 million for the nine months ended September 30, 2007. This growth was due to increased sales volume of 4.2% in our Agricultural and Printed Shrink markets and an increase in our average selling prices of 11.8% because of partial pass-through of higher raw material costs.
     Segment profit. The Specialty Films segment profit was $12.3 million for the nine months ended September 30, 2008, compared to $19.4 million for the same period in 2007. This $7.1 million decline primarily occurred in the second and third quarters of 2008 due to higher raw material costs, freight, and utility costs that were partially offset by favorable operational and plant overhead costs. The majority of contracts have resin pass through dynamics that delay resin cost recovery. In addition, this segment continues to invest in state of the art equipment to offset customer product platform changes that impact volume and profit. These equipment upgrades are helping our customers use less material in the construction of their finished products.

Printed Products
     Net sales. Net sales of our Printed Products segment increased $14.1 million or 8.9% to $172.3 million for the nine months ended September 30, 2008 from $158.2 million for the nine months ended September 30, 2007. This increase was due primarily to an increase in average selling prices of 11.2% and favorable product mix, partially offset by a decrease in volume of 2.1%, largely in the tortilla bag market.
     Segment profit. The Printed Products segment profit was $10.2 million for the nine months ended September 30, 2008, as compared to $11.7 million for the same period in 2007. This $1.5 million decrease was due to higher raw material and utility costs, partially offset by a favorable product mix and lower selling, general and administrative expenses.
Corporate/Other
     Corporate/Other includes our corporate headquarters and our research and development facility in Newport News, Virginia. Unallocated corporate expenses decreased by $1.9 million to $17.0 million for the nine months ended September 30, 2008, from $18.9 million for the nine months ended September 30, 2007. This decrease was primarily due to the impact of the Company’s 2008 reduction in workforce, a reduction in employee bonus and pension related costs, and to lower U.S. Government funded research and development activity. The closure of our Newport News, Virginia facility and the reduction in workforce are components of the Cost Reduction portion of the Program, defined in “Market Conditions” above.
Liquidity and Capital Resources
Sources of Capital
     Our principal sources of funds have been cash generated by our operations and borrowings under Revolving Credit Facilities. In addition, we have raised funds through the issuance of senior secured and subordinated notes and the sale of shares of preferred stock.
     Our 2003 Notes, 2004 Notes, and Amended 2004 Notes have maturity dates in 2009. The Company, through the Special Committee formed on September 13, 2008, continues to explore alternatives to refinance these Notes. However, given the turbulent state of the credit markets, the weak economy, and the Company’s current financial condition, we may not be able to refinance our existing debt. If we are unable to refinance the outstanding borrowings, we would need to secure alternative financing, which may not be available on commercially reasonable terms or at all, and could result in a materially adverse effect on our results of operations and financial position. See “Liquidity” below, as well as Part II, Item 1A “Risk Factors” for additional discussion of these matters.
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
     As of September 30, 2008, we had borrowings of $173.6 million under our $200 million Revolving Credit Facilities, and availability of $20.7 million subject to our borrowing base limitations and $5.7 million in outstanding letters of credit, along with $24.2 million in cash. Due to our current level of borrowings and our borrowing base limitations, the Company’s ability to draw upon the Revolving Credit Facilities is limited. If the current market conditions continue, our ability to timely refinance maturing liabilities and access the capital markets to meet liquidity needs will remain limited, which could result in an adverse effect on our financial condition and results of operations.
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

Preferred Stock
     As of September 30, 2008 we have outstanding 334,894 of $1,000 per share stated value of Series AA Redeemable Preferred Stock par value $.01 per share (the “Series AA Preferred Stock”), which accrues dividends at the rate of 13% per annum. The Series AA Preferred Stock is convertible into our common stock, par value $.01 per share (the “Common Stock”). If the Series AA Preferred Stock has not been redeemed or repurchased by July 18, 2011, the holders of at least 40% of the outstanding shares of Series AA Preferred Stock shall have the right to cause all of the outstanding class of Series AA Preferred Stock to be converted into a number of shares of Common Stock equal to 99.9% of the number of fully diluted shares of Common Stock after giving effect to such conversion (excluding shares, if any, of Common Stock issued to stockholders of the other party to a merger qualifying for the Merger Exception as that term is defined in our Amended and Restated Certificate of Incorporation).
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
Net Cash Provided by/Used in Operating Activities
     Net cash used in operating activities was $29.5 million for the nine months ended September 30, 2008, as compared to cash provided by operations of $19.2 million for the nine months ended September 30, 2007. This difference between years reflects a reduction in earnings from operations before non-cash charges of $27.1 million, an increase in working capital requirements of $14.5 million, and an $7.0 million decrease in other long term liabilities. For the nine month period ended September 30, 2008, receivables increased $26.0 million due to higher average selling price, which in turn were driven by higher resin prices. During the same period, inventories decreased by $0.6 million despite higher resin prices, as quantities on hand were reduced between periods as a result of the company’s inventory reduction program, and accounts payable increased $14.0 million. Accrued liabilities decreased $15.2 million from December 31, 2007 due to $7.9 million in interest payments and the payout of the 2007 year end bonus accruals. For the nine months ended September 30, 2007, receivables increased $0.3 million due to higher average selling prices, while inventory increased $10.2 million. Accounts payable increased $16.3 million during the same nine month period due to resin price increases, while accrued liabilities decreased $20.0 million due to payment of $13.9 million in interest and the 2006 year end bonuses. Long term liabilities decreased $5.2 million during the nine months ended September 30, 2008 due to $2.9 million in pension plan contributions and adjustments and a $1.1 million decrease to tax reserves, as compared to an increase of $1.9 million in 2007 related to additional tax reserves associated with the adoption of FIN 48.
Net Cash Used in Investing Activities
     Net cash used in investing activities decreased $17.0 million to $19.0 million for the nine months ended September 30, 2008, from $36.0 million for the nine months ended September 30, 2007 due to an increase of $2.8 million in proceeds from sale of assets and a decrease in capital expenditures of $14.2 million between years.
Net Cash Provided by/Used in Financing Activities
     Net cash provided by financing activities was $65.5 million for the nine months ended September 30, 2008, as compared to net cash used in financing activities of $20.3 million for the nine months ended September 30, 2007. Activity for the nine months ended September 30, 2008, includes borrowings under Revolving Credit Facilities of $55.0 million borrowing under capital leases of $11.4 million and repayments of capital leases and other of $0.8 million. Activity for the nine months ended September 30, 2007, included $21.0 million of borrowings under Revolving Credit Facilities, $24.0 million of proceeds from the issuance of the Company’s 2007 Subordinated Notes, $0.2 million in proceeds from sale of the Company’s Series M Preferred Stock, offset by $22.6 million in cash deposited with a trustee for the repurchase of the Company’s outstanding 2006 Subordinated Notes, $1.7 million of payments of financing fees and $0.7 million in payments of capital leases.

Liquidity
     As of September 30, 2008, we had $173.6 million of borrowings under our $200 million Revolving Credit Facilities, and $20.7 million of availability subject to our borrowing base limitations and $5.7 million in outstanding letters of credit, along with $24.2 million in cash and cash equivalents, of which $2.2 million is a compensating balance associated with our Canadian operations’ borrowings under our Revolving Credit Facilities. In addition, a portion of our cash and cash equivalents are held by our other foreign subsidiaries. As our ability to make future borrowings under our Revolving Credit Facilities is conditioned upon our compliance with other covenants in these agreements, including minimum availability requirements and the requirement that the Company meet the fixed charge coverage ratios, the Company will be limited in its ability to draw from the Revolving Credit Facilities in the immediate future. If we need to raise funds outside of this capital source, there is no assurance such funds will be available, especially in the near-term due to recent contractions and illiquidity in the global credit markets. See Part II, Item 1A “Risk Factors” for additional discussion of these matters.
     The Company expects that cash flows from operating activities and available borrowings under our Revolving Credit Facilities will provide sufficient cash flow to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements. However, our liquidity may be negatively impacted by changes in our strategic plans, lower-than-expected revenues, margin compression, volatility and uncertainty regarding raw material costs, unanticipated expenses, increased competition, unfavorable economic conditions or other unforeseen circumstances, including the continued turmoil and tightening in the credit markets, and further weakening of consumer confidence and spending. There can be no assurance that, should we seek or require additional financing, such financing will be available, if at all, on terms and conditions acceptable to us, which could adversely affect our results of operations, liquidity and growth strategy. The Company’s current liquidity position may also adversely affect its relationship with its suppliers which could have a material adverse effect on the Company’s business, financial condition and results of operations. See Part II, Item 1A “Risk Factors” for additional discussion of these matters.
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

Interest
     Our Revolving Credit Facility is at a variable rate of interest. An increase of 1% in interest rates would result in an additional $1.7 million of annual interest expense based on our Revolving Credit Facility balance of $173.6 million as of September 30, 2008.
Raw Material Costs
     Our raw material costs are comprised primarily of resins. Our resin costs comprised approximately 66% of our total manufacturing costs. Market risk arises from changes in resin costs. Although the average selling prices of our products generally increase or decrease as the cost of resins increases or decreases, the impact of a change in resin prices is more immediately reflected in our raw material costs than in our selling prices. In prior years, we entered into commodity collar agreements to manage resin market risks. At September 30, 2008, we did not have any commodity collar agreements outstanding. Prices for resin increased dramatically during the fourth quarter of 2007 and throughout all of 2008.
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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of September 30, 2008. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
Changes in Internal Controls
     Management has evaluated, with the participation of our principal executive officer and our principal financial officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2008.
     There were no changes in our internal controls over financial reporting that occurred during the quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     None.
ITEM 1A. RISK FACTORS
     The reader is referred to the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, that could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company at the present time. The risks described below represent the Company’s principal additional risks. Except as otherwise indicated, these factors may or may not occur and the Company is not in a position to express a view on the likelihood of any such factor occurring. Other factors may exist that the Company does not consider significant based on information that is currently available or that the Company is not currently able to anticipate.
     Volatility and disruption of financial markets could affect access to credit. The current difficult economic market environment is causing contraction in the availability of credit in the marketplace. This could potentially reduce the sources of liquidity for the Company. Furthermore, our ability to execute our long-term business strategy may depend on our ability to obtain additional long-term debt or equity capital. We cannot determine the precise amount and timing of our funding needs at this time. We may be unable to obtain future additional financing on terms acceptable to us, or at all. We also may need to refinance our new or existing indebtedness at maturity. We may not be able to obtain additional capital on favorable terms to refinance our indebtedness. To the extent our assets are pledged as collateral for our indebtedness, we may lose those assets upon a default and subsequent foreclosure. If we are unable to obtain sufficient capital in the future, we may have to curtail our capital expenditures and reduce research and development expenditures, seek an extension of the maturity dates of our secured debt, seek a negotiated restructuring of our secured debt, or seek protection under chapter 11 of the Federal Bankruptcy Code in order to permit the continuation of our business in an orderly fashion until a restructuring of our balance sheet can be accomplished. Any such actions could have a material adverse effect on our business, financial condition, and results of operations.
     Servicing our existing debt may constrain our future operations. Our ability to satisfy our obligations to pay interest and to repay debt in the future will depend on our future performance. Our performance depends, in part, on prevailing economic conditions and financial, business and other factors, including factors beyond our control. To the extent that we use a portion of our cash flow from operations to pay the principal of, and interest on our indebtedness, that cash flow will not be available to fund future operations and capital expenditures. Furthermore, because we have substantial borrowings for a company our size, and because those borrowings require us to make substantial interest and principal payments, any negative event may have a greater adverse effect upon us than it would have upon a company of the same size that has less debt. We cannot be certain that our operating cash flow will be sufficient to fund our future capital expenditures and debt service requirements or to fund future operations.
     Adverse conditions in the global economy and disruption of financial markets could negatively impact Pliant’s customers and therefore our results of operations. An economic downturn in the businesses or geographic areas in which Pliant sells its products could reduce demand for these products and result in a decrease in sales volume that could have a negative impact on Pliant’s results of operations. Volatility and disruption of financial markets could limit customers’ ability to obtain adequate financing to maintain operations and result in a decrease in sales volume that could have a negative impact on Pliant’s results of operations.
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

Date: November 14, 2008

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